Form 10QSB
period 1996-03-31
CASMYN CORP
filed 1996-05-15
CIK 772320

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                      _________________
                         FORM 10-QSB

[X]     Quarterly report under Section 13 or 15 (d) of the
Securities Exchange Act
     of 1934

For the quarterly period ended           March 31, 1996


                             OR

[ ] Transition report under section 13 or 15 (d) of the Exchange Act



               Commission File Number 0-14136

                         CASMYN CORP.
                          _________
      (Exact name ofregistrant as specified in Charter)


___________________________Colorado_____________________________
       (State or other jurisdiction of incorporation)


_________________________84-0987840_____________________________
              (IRS Employer Identification No.)

                 1335 Greg Street, Unit #104
                    Sparks, Nevada 89431
______________________(702) 331-5524__ _________________________
 (Address and Telephone Number of Principal Executive Offices)


     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes [X]   No [ ].

As of May 13, 1996, 6,675,931 shares of the issuer's common stock were outstanding.

     This report contains 11 pages.  There are no exhibits.

                        CASMYN CORP.
                         FORM 10-QSB
                            INDEX

                                                            Page
PART I.   Financial Information:                             No.

 Condensed Consolidated Balance Sheet  - March 31,1996        3

 Condensed Consolidated Statements of Operations - Three
 Months and Six Months ended March 31, 1996 and 1995          4

 Condensed Consolidated Statements of Cash Flows - Six
 Months ended March 31,1996 and 1995                          5

 Notes to Condensed Consolidated Financial Statements         6

 Management's Discussion and Analysis or Plan of Operation    8

PART II.  Other Information:

 Item 6 - Exhibits and Reports on Form 8-K                   11

          Signatures                                         11

                        CASMYN CORP.
            Condensed Consolidated Balance Sheet
                       March 31, 1996
                         (Unaudited)

                           Assets

Current Assets:
     Cash and cash equivalents                    $  12,027,949
     Accounts receivable, net                           337,311
     Inventories                                        909,383
     Prepaid expenses and other assets                   95,925
          Total Current Assets                       13,370,568

Investment in Related Party                             197,227

Equipment and Improvements, net                       1,302,214

Mineral Properties                                    5,697,908

Other Assets                                          1,317,919

          Total Assets                             $ 21,885,836

            Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and aacrued liabilities      $  1,833,402

Due To Related Parties, net                             119,209

Convertible Debt                                      5,000,000

Stockholders' Equity:
     Preferred stock, $.10 par value;
       20,000,000 sharesauthorized;
       2,707,000 shares issued and outstanding          270,700
     Common stock, $.04 par value;
       300,000,000 shares authorized;
       6,675,931 shares issued and outstanding          267,037
     Additional paid-in capital                      20,958,450
     Accumulated deficit                           (  6,489,827)
     Foreign currency translation adjustment       (     73,135)
       Total Stockholders'Equity                     14,933,225
          Total Liabilities and
            Stockholders' Equity                  $  21,885,836

  See accompanying notes to condensed, consolidated financial statements.

                                       CASMYN CORP.
                      Condensed Consolidated Statements of Operations
                For the Three Months and Six Months Ended March 31, 1996 and
                                         1995
                                      (Unaudited)

                              For the Six Months     For the Three Months
                                Ended March 31,         Ended March 31,
                               1996        1995       1996        1995
                         _________________________________________________
Sales                     $  659,657   $  395,795  $  418,878  $ 289,888
Cost of Goods Sold           433,419      446,820     161,239    366,407

Gross Profit                 226,238     ( 51,025)    257,639  ( 76,519)

Costs and Expenses:
 Selling, general and
  administrative expense   2,772,610    1,442,130   1,314,018    654,817
 Depreciation, depletion
  and amortization            48,183       39,274      26,225     14,573
 Mineral exploration
  expense                    319,783      291,867     113,291    106,521
 Research and
  development                165,860      305,708      63,462    101,441
    Total                  3,306,436    2,078,979   1,516,996    877,352
Loss From Operations      (3,080,198)  (2,130,004) (1,259,357) ( 953,871)
Other Income:
 Minority interest in net
  loss of consolidated
  subsidiary                 498,663    1,751,200          -     875,600
 Interest and other income   251,511      111,159     96,016      62,422
 Interest expense           ( 92,020)  (   23,376) (  42,006)  (  12,438)
    Total                    658,154    1,838,983     54,010     925,584
Loss from Continuing
 Operations               (2,422,044)  (  291,021)(1,205,347) (   28,287)
Gain from Discontinued
 Operations                        -      32,429         -       109,783
Net Income (Loss)        $(2,422,044) $( 258,592)$(1,205,347) $   81,496

Income (Loss) Per
Common Share:
 Loss from Continuing
  Operations              $     (.28)  $   (.04)   $   (.14)   $      -
 Income from
  Discontinued Operations          -        .01           -         .01
Income (Loss)             $     (.28)  $   (.03)    $  (.14)    $   .01

Weighted Average
Common Shares Outstanding  8,619,666   7,490,236   8,634,861    7,534,073

    See accompanying notes to condensed, consolidated financial statements.

                        CASMYN CORP.
       Condensed Consolidated Statements of Cash Flows
      For the Six Months Ended March 31, 1996 and 1995
                         (Unaudited)


                                          1996          1995

Cash flows from operating activities  $(3,423,237) $(1,187,797)

Cash flows from investing activities   (5,563,118)  (  259,268)

Cash flows from financing activities   16,075,359    2,177,889

Net increase (decrease) in cash         7,089,004   (  730,824)

Cash and cash equivalents,
 beginning of period                    4,938,945      820,852

Cash and cash equivalents,
end of period                        $ 12,027,949  $    90,028


Disclosure of Accounting Policy:

For purposes of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.




















   See accompanying notes to condensed, consolidated financial statements.

                        CASMYN CORP.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments (which are of a normal, recurring nature) necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by Casmyn Corp. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's September 30, 1995 Form 10-KSB. The Form 10-KSB should be read in conjunction with this quarterly report.

2.   INVESTMENT IN RELATED PARTY

At March 31, 1996, the Company holds 425,750 shares of common stock of Auromar Development Corporation ("Auromar"), a related party. The Company has announced an agreement in principle to merge with Auromar.

3.   RELATED PARTY TRANSACTIONS

The Company conducts business with various companies that are related through the existence of certain common officers, directors and significant stockholders. These related parties include: Diamond Fontein International Limited; Auromar Development Corp.; Dahya Holdings, Inc.; and Casmyn Research and Engineering, Ltd.. As a result of these related party transactions, cash advances from and to the Company and other transactions, the Company had a net amount due to related parties at March 31, 1996 of $119,209. This amount is non-interest bearing and contains no formal repayment terms.

4.   PROPOSED AUROMAR MERGER

On March 29, 1995, the Company announced that it had reached an agreement in principle to effect a merger with Auromar Development Corp. Under the terms of the agreement, as amended October 11, 1995, shareholders of Auromar would receive one (1) share of Casmyn Corp. common stock for two and six tenths (2.6) shares of Auromar common stock. The merger has been approved by the shareholders of Auromar
Development Corp. The agreement is subject to a Plan of Arrangement by the British Columbia (Canada) Supreme Court.

5.   ZIMBABWE ACQUISITIONS

Effective February 1, 1996, in accordance with the terms and conditions of a formal Purchase Agreement concluded in September 1995, the Company completed the acquisition of 100% of the shares of a group of five (5) private mining companies controlled by the Muir Family in Zimbabwe through E.W.B. Properties (Private) Limited ("EWB"). The total consideration for this acquisition was $4,071,415 million plus applicable taxes which are currently estimated at approximately $900,000. The acquisition includes several producing gold mining properties covering approximately
1,200 hectares (approximately 2,965 acres) in the Bubi Greenstone Gold Belt of Zimbabwe. These properties include infrastructure, mining and milling equipment.

In a separate transaction, also effective February 1, 1996, the Company completed the acquisition of a 100% interest in the Dawn Mine property from Olympus Gold Mines Ltd. in
Zimbabwe for approximately $455,000. The Dawn Mine is adjacent to the mines acquired in the EWB transaction.

The acquisitions were accounted for using the purchase method. The purchase price has been allocated to mineral properties. Proforma information has net been presented because the required information is not yet available.

6.   PREFERRED STOCK

On October 3, 1995, the Company converted 2,707,000 of its common shares held directly or beneficially by the Company's President, Chief Executive Officer and Chairman of the Board, into 2,707,000 Series A preferred shares. Each Series A preferred share is convertible, at the holder's option, into one share of the Company's common stock and is entitled to receive dividends equal to that of common shares, without preference. Preferred shares are entitled to vote with common shares with the further provision that each preferred share will be entitled to the equivalent of five (5) common share votes.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Six Months Ended March 31, 1996 Compared to the Six Months
Ended March 31, 1995

Revenues for the six months ended March 31, 1996, were $659,657 compared to $395,795 for the six months ended March 31, 1995. The $263,862 increase was due to an increase of $158,484 in sales of water purification systems and $105,378 from the sale of gold produced in Zimbabwe. Overall gross profit for the six months ended March 31, 1996 was 34% compared to a loss for the six months ended March 31, 1995. Gross profit on water purification equipment sales was 26% for the six month period ended March 31, 1996 compared to a loss in the same period ended March 31, 1995 due to lower freight charges and lower component costs. Gross profit on gold sales was 77% for the six months ended March 31, 1996, there were no gold sales in the six month period ended March 31, 1995.

Costs and expenses were $3,306,436 for the six months ended March 31, 1996, compared to $2,078,979 for the six months ended March 31, 1995, an increase of $1,227,457. Compensation and benefits increased $445,867 for the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995 due primarily to the Company recording $243,040 in compensation expense related to the granting of 246,000 non-qualified stock options and increased staff levels in the six month period ended March
31, 1996 compared to the period ended March 31, 1995. Expenses related to professional services, primarily legal, audit and marketing increased by $393,961 in the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995. Travel related expenses increased
$145,673 in the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995 due to increased trips to Africa, India and Vietnam related to the Company's operations in those countries. Mineral exploration expense and depreciation increased a total of $26,825 in the six month period ended March 31, 1996 compared to the six months ended March 31, 1995. These increases were offset by a decrease in research and development related expenses of $139,848. General and administrative costs increased $354,979 for the six months ended March 31, 1996 compared to 1995 due primarily to higher costs in related to business activities in Vietnam, and increased costs related to the U.S. rollout of water purification products. Minority interest in the net loss of VETI decreased by $1,252,537 for the six months ended March 31, 1996 due to a limitation on the amount of loss which could be absorbed by the minority shareholders.

Other income was $159,491 for the six month period ended March 31, 1996, compared to $87,783 for the six months ended March 31, 1995, an increase of $71,708. This increase was due primarily to interest income earned on short term investments made by the Company offset by interest expense.

The Company anticipates that expenditures related to upgrading the newly acquired mining properties in Zimbabwe will exceed revenues derived from the sale of gold from the mines. The Company is in the process of preparing a capital improvement budget for the Zimbabwe properties. Additionally, the Company anticipates that expense levels experienced in the six months ended March 31, 1996 relating to active exploration programs in South Africa will continue for the foreseeable future. The Company charges to expense all mineral resource exploration and development costs until the mineral property to which they relate is determined to have proven reserves for which recovery is economically feasible. Costs are then capitalized until the mineral property to which they relate is placed into production, sold, abandoned or written down where there is an impairment in value. Capitalized costs are to be charged to future operations on a unit-of-production basis. The Zimbabwe properties contain an estimated 5,000,000 ounces of gold in a combination of proven, probable and possible reserves. The gold occurs in sulfides, oxides and old mill tailings.

Three Months Ended March 31, 1996 Compared to the Three
Months Ended March 31, 1995

Revenues for the three months ended March 31, 1996 were $418,878 compared to $289,888 for the three months ended March 31, 1995. The $128,990 increase is due primarily to the sale of gold produced at the Zimbabwe mine of $105,378 and an increase in sales of water purification equipment

Costs and expenses were $1,516,996 for the three months ended March 31, 1996 compared to $877,352 for the three months ended March 31, 1995, an increase of $639,644. Compensation and benefits increased $287,141 for the three month  period  ended March 31, 1996 compared  to  the  three month period ended March 31, 1995 due to $44,190 in compensation expense related to certain non-qualified stock options and increased staff levels in the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995. Expenses related to professional services, primarily legal, audit and marketing increased by $349,648 in the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995. Depreciation and mineral exploration expense increased marginally in the three months ended March 31, 1996 compared to the prior year three month period. These increases were partially offset by a decrease in research and development related expenses of $37,979.

Minority interest in the net loss of VETI decreased by $875,600 for the three months ended March 31, 1996 due to a limitation on the amount of losses that could be absorbed by the minority shareholders. Other income was $54,010 for the three month period ended March 31, 1996, compared to $49,984 for the three months ended March 31, 1995, an increase of
$4,026.   This  increase  is comprised  of  an  increase  in
interest income of $46,032 offset by interest expense of $42,006.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1996, the Company's working capital was $11,537,166, including $12,027,949 in cash and cash equivalents. The Company's mineral resource development business segment has acquired certain mineral properties in South Africa and on February 1, 1996 concluded the acquisition of certain mining properties and assets in Zimbabwe for $4,526,415. In addition, the water purification business segment has begun sales and marketing programs in North America and in various third world countries.

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures on mineral resource development projects in South Africa, mineral exploration and facility upgrades in the newly acquired Zimbabwe properties and development of various markets for VETI's water purification technologies. The Company will use current cash and cash equivalents to fund the on-going projects in the short term and anticipates that it will be able to secure additional debt and/or equity financing, to fund longer term projects. As evidence of the Company's ability to secure debt and/or equity financing in the six month period ended March 31, 1996 the Company has received $8,872,500, net of commissions and other expenses related to the transaction, through issuance of 750,000 shares of restricted common stock in an exempt private transaction.

Net Cash Used in Operating Activities. Net cash used in operating activities was $3,423,237 for the six months ended March 31, 1996 compared to $1,187,797 for the six months ended March 31, 1995. The increase in the net cash used in operations in fiscal 1996 was due principally to the increase in the net loss because of active exploration programs conducted on mineral properties in fiscal 1996 and expenses related to sales of water purification systems.

Net Cash Used in Investing Activities. Net cash used in investing activities was $5,563,118 for the six months ended March 31, 1996 compared to $259,268 for the six months ended March 31, 1995. The increase in net cash used in investing activities was due to the purchase of certain mineral properties and assets in Zimbabwe, and purchases of equipment and improvements, primarily related to a water bottling plant under construction in Vietnam.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $16,075,359 for the six months ended March 31, 1996 compared to $2,177,889 for the six months ended March 31, 1995. The increase is due to the Company receiving $16,174,119 from the collection of funds from private placements of common stock of the Company and VETI, offset by the repayment of long-term debt of $98,760.

The Company is organized with a relatively small, highly trained staff and anticipates that the overall staff level will remain low in the foreseeable future because the majority of mineral resource development activities are performed by independent contractors on a project by project basis. The Company believes that these arrangements will not require a significant investment by the Company in either personnel or facilities.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

          None

B.   Forms 8-K

      1. The Company filed an 8-K on February 15, 1996, reporting that it completed its acquisition of 100% of the shares of a group of five (5) private mining companies
located  in  Zimbabwe.   The total  consideration  for  this
acquisition was approximately $4,017,415 cash plus applicable taxes of approximately $1,017,854 to be paid upon assessment of said taxes as defined in the terms of the acquisition agreement.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Casmyn Corp.

                                        /s/ Dennis E. Welling
May 14, 1996                       By
                                      _____________________________
                                        Dennis E. Welling, Controller