Form 10QSB/A
period 1996-03-31
CASMYN CORP
filed 1996-07-18
CIK 772320

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                 AMENDMENT TO
                                 FORM 10-QSB

  [    X   ]     Quarterly report under Section 13 or 15 (d) of the Securities
                 Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED           MARCH 31, 1996

                                      OR

 [     ]     Transition report under section 13 or 15 (d) of the Exchange Act



                        COMMISSION FILE NUMBER 0-14136

                                CASMYN CORP.
            (Exact name of registrant as specified in Charter)


                                 COLORADO
                (State or other jurisdiction of incorporation)


                                84-0987840
                     (IRS Employer Identification No.)

                         1335 GREG STREET, UNIT #104
                             SPARKS, NEVADA 89431
                                (702) 331-5524
        (Address and Telephone Number of Principal Executive Offices)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  X  ]  No  [     ].

As of July 15, 1996, 6,675,931 shares of the issuer's common stock were outstanding.

     This report contains 11 pages.  There are no exhibits.

                                 CASMYN CORP.
                                 FORM 10-QSB
                                    INDEX

                                                                         Page
 PART I.     Financial Information:                                       No.

          Condensed Consolidated Balance Sheet  - March 31, 1996            3

          Condensed Consolidated Statements of Operations - Three Months
               and Six Months ended March 31, 1996 and 1995                 4

          Condensed Consolidated Statements of Cash Flows - Six Months
               ended March 31,1996 and 1995                                 5

          Notes to Condensed Consolidated Financial Statements              6

          Management's Discussion and Analysis or Plan of Operation         8

PART II.     Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                        11

          Signatures                                                       11



                                 CASMYN CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996
                                 (UNAUDITED)

                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $    12,027,949
  Accounts receivable, net                                    337,311
  Inventories                                                 909,383
  Prepaid expenses and other assets                            95,925
                                                      ---------------
     Total Current Assets                                  13,370,568
                                                      ---------------
Investment in Related Party                                   204,227

Equipment and Improvements, net                             1,302,214

Mineral Properties                                          6,739,908

Other Assets                                                1,310,919
                                                      ---------------
                                                      $    22,927,836
                                                      ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued Liabilities            $     2,875,402
  Due to related parties                                      119,209
                                                      ---------------
     Total Liabilities                                      2,994,611
                                                      ---------------

Convertible Debt                                            5,000,000
                                                      ---------------
Stockholders' Equity:
  Preferred stock, $.10 par value; 20,000,000
     shares authorized; 2,707,000 shares issued
     and outstanding                                          270,700
Common stock, $.04 par value; 300,000,000 shares
     authorized; 6,675,931 shares issued and
     outstanding                                              267,037
Additional paid-in capital                                 20,958,450
Accumulated deficit                                       ( 6,489,827)
Foreign currency translation adjustment                   (    73,135)
                                                      ---------------
     Total and Stockholders' Equity                        14,933,225
                                                      ---------------
     Total Liabilities and Stockholders' Equity       $    22,927,836
                                                      ===============

   See accompanying notes to condensed, consolidated financial statements


                                            CASMYN CORP.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                                           (UNAUDITED)

                                FOR THE SIX MONTHS          FOR THE THREE MONTHS
                                   ENDED MARCH 31,             ENDED MARCH 31,
                               1996         1995        1996             1995
                         -------------------------  ----------------------------

SALES                     $   659,657   $  395,795   $   418,878    $   289,888
COST OF GOODS SOLD            433,419      446,820       161,239        366,407
                          -------------------------  ---------------------------
GROSS PROFIT                  226,238   (   51,025)      257,639      (  76,519)
                          -------------------------  ---------------------------
COSTS AND EXPENSES:
 Selling, general and
  administrative expense   2,772,610    1,442,130     1,314,018        654,817
 Depreciation, depletion
 and amortization             48,183       39,274        26,225         14,573
 Mineral exploration         319,783      291,867       113,291        106,521
 Research and development    165,860      305,708        63,462        101,441
                         -------------------------  ---------------------------
                           3,306,436    2,078,979     1,516,996        877,352
                         -------------------------  ---------------------------
LOSS FROM OPERATIONS      (3,080,198)  (2,130,004)   (1,259,357)      (953,871)
                         -------------------------  ---------------------------
OTHER INCOME:
 Minority interest in
  net loss of consolidated
  subsidiary                 498,663    1,751,200             -        875,600
 Interest and other income   251,511      111,159        96,016         62,422
 Interest expense          (  92,020) (    23,376)    (  42,006)      ( 12,438)
                         ------------------------  ---------------------------
                             658,154    1,838,983        54,010        925,584
                         ------------------------  ---------------------------

LOSS FROM CONTINUING
 OPERATIONS               (2,422,044)  (  291,021)   (1,205,347)      ( 28,287)
                         ------------------------  ---------------------------
GAIN FROM DISCONTINUED
 OPERATIONS                        -       32,429             -        109,783
                         ------------------------  ---------------------------
NET INCOME (LOSS)        $(2,422,044)$   (258,592)  $(1,205,347)   $    81,496
                          ========================  ===========================
INCOME (LOSS) PER COMMON SHARE:
 Loss from Continuing
  Operations             $      (.41)$       (.04)  $      (.20)   $         -
 Income from Discontinued
  Operations                       -          .01             -            .01
                          ------------------------  ---------------------------
NET INCOME (LOSS)        $      (.41)$       (.03)  $      (.20)   $       .01
                          ========================  ===========================

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING         5,942,251    7,481,115     5,927,861      7,515,629
                          ========================= ===========================

          SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.



                                 CASMYN CORP.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)


                                              1996              1995
                                        --------------     --------------
Cash flows from operating activities    $( 1,267,924)      $( 2,827,226)
                                        --------------     --------------

Cash flows from investing activites      ( 7,579,384)           216,522
                                        --------------     --------------

Cash flows from financing activities      16,016,797          1,614,884
                                        --------------     --------------

Foreign currency translation adjustment  (    80,485)             9,972
                                        --------------     --------------

Net increase (decrease) in cash and
  cash equivalents                         7,089,004        (   985,848)


Cash and cash equivalents, beginning
  of period                                4,938,945          1,075,876
                                        -------------      -------------

Cash and cash equivalents, end
  of period                             $ 12,027,949       $     90,028
                                        =============      =============

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

4.     PROPOSED AUROMAR MERGER

On March 29, 1995, the Company announced that it had reached an agreement in principle to effect a merger with Auromar Development Corp. Under the terms of the agreement, as amended October 11, 1995, shareholders of Auromar would receive one (1) share of Casmyn Corp. common stock for two and six tenths (2.6) shares of Auromar common stock. The merger has been approved by the shareholders of Auromar Development Corp. The agreement has been approved by the British Columbia (Canada) Supreme Court. The Company anticipates that this transaction will be completed in the near future.

5.     ZIMBABWE ACQUISITIONS

Effective Janaury 31, 1996, in accordance with the terms and conditions of a formal Purchase Agreement concluded in August 1995, the Company completed the acquisition of 100% of the shares of a group of five (5) private mining companies controlled by the Muir Family in Zimbabwe through E.W.B. Properties (Private) Limited ("EWB"). The total consideration for this acquisition was $4,071,415 million plus applicable taxes which are currently estimated at approximately $1,018,000. The acquisition includes several mining claims on producing gold mining properties covering approximately 1,200 hectares (approximately 2,965 acres) in the Bubi Greenstone Gold Belt of Zimbabwe. These properties include infrastructure, mining and milling equipment.

In a separate transaction, also effective January 31, 1996, the Company completed the acquisition of a 100% interest in the Dawn Mine property from Olympus Gold Mines Ltd. in Zimbabwe for approximately $455,000. The Dawn Mine is adjacent to the mines acquired in the EWB transaction.

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

7.     SUBSEQUENT EVENTS

On May 24, 1996, the Company issued 606,061 commons shares in exchange for 5,680,514 common shares of WestAmerica Corporation ("WestAmerica", approximately a 65% interest). WestAmerica is engaged in the oil and gas exploration and production business primarily in the states of Oklahoma and Texas. WestAmerica also engages in the securities and investment banking businesses through it's ownership of WestAmerica Investment Group, Inc. and its subsidiary WIC, a registered broker dealer. The Company has accounted for the transaction using the equity method since the shares acquired are subject to a repurchase agreement by WestAmerica and have been placed in a voting trust controlled by an officer and director of WestAmerica. As such the Company exercises no effective control over the operations or management of WestAmerica, however, the Company has the ability to appoint two out of five board members. The transaction has been valued at approximately $6,970,000, which was calculated based upon an $11.50 per common share value for the Company's common stock. This value reflects a discount from recent similar sized transactions to compensate for the restricted nature of the shares issued in the transaction

On May 7, 1996, the Company entered into a 50:50 joint venture with Newgold Incorporated, a private company based in Reno, Nevada, for the development of the Relief Canyon Mine located in Pershing County, Nevada. The Company will contribute approximately $1,400,000 for its 50% interest in the venture.

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

Costs and expenses were $3,306,436 for the six months ended March 31, 1996, compared to $2,078,979 for the six months ended March 31, 1995, an increase of $1,227,457. Compensation and benefits increased $445,867 for the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995 due primarily to the Company recording $243,040 in compensation expense related to the granting of 246,000 non-qualified stock options and increased staff levels in the six month period ended March 31, 1996 compared to the period ended March 31, 1995. Expenses related to professional services, primarily legal, audit and marketing increased by $393,961 in the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995. Travel related expenses increased $145,673 in the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995 due to increased trips to Africa, India and Vietnam related to the Company's operations in those countries. Mineral exploration expense and depreciation increased a total of $36,825 in the six month period ended March 31, 1996 compared to the six months ended March 31, 1995. These increases were offset by a decrease in research and development related expenses of $139,848. General and administrative costs increased $344,979 for the six months ended March 31, 1996 compared to 1995 due primarily to higher costs related to business activities in Vietnam, and increased costs related to the U.S. rollout of water purification products.

Other income, exclusive of minority interest, was $159,491 for the six month period ended March 31, 1996, compared to $87,783 for the six months ended March 31, 1995, an increase of $71,708. This increase was due primarily to interest income earned on short term investments made by the Company offset by interest expense. Minority interest in the net loss of VETI decreased by $1,252,537 for the six months ended March 31, 1996 due to a limitation on the amount of loss which could be absorbed by the minority shareholders.

The Company anticipates that expenditures related to upgrading the newly acquired mining properties in Zimbabwe will exceed revenues derived from the sale of gold from the mines. The Company is in the process of preparing a capital improvement budget for the Zimbabwe properties. Additionally, the
Company anticipates that expense levels experienced in the six months ended March 31, 1996 relating to active exploration programs in South Africa will continue for the foreseeable future. The Company charges to expense all mineral resource exploration and development costs until the mineral property to which they relate is determined to have proven reserves for which recovery is economically feasible. Costs are then capitalized until the mineral property to which they relate is placed into production, sold, abandoned or written down where there is an impairment in value. Capitalized costs are to be charged to future operations on a unit-of-production basis. The Company estimates that total gold resources at the Turk Mines are 5,000,000 ounces. Independent engineering studies are currently underway which may cause this estimate to change. The gold occurs in sulfides, oxides and old mill tailings.

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

Minority interest in the net loss of VETI decreased by $875,600 for the three months ended March 31, 1996 due to a limitation on the amount of losses that could be absorbed by the minority shareholders. Other income, exclusive of minority interest, was $54,010 for the three month period ended March 31, 1996, compared to $49,984 for the three months ended March 31, 1995, an increase of $4,026. This increase is comprised of an increase in interest and other income of $33,594 offset by an increase in interest expense of $29,568.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1996, the Company's working capital was $10,375,957, including $12,027,949 in cash and cash equivalents. The Company's mineral resource development business segment has acquired certain mineral properties in South Africa and on January 31, 1996 concluded the acquisition of certain mining properties and assets in Zimbabwe for $4,526,415 cash plus applicable taxes of $1,017,854 to be paid upon assessment subject to certain adjustments. In addition, the water purification business segment has begun sales and marketing programs in North America and in various third world countries.

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures on mineral resource development projects in South Africa, mineral exploration and facility upgrades at the Zimbabwe mining properties and development of various markets for VETI's water purification technologies. The Company will use current cash and cash equivalents to fund the on-going projects in the short term and anticipates that it will be able to secure additional debt and/or equity financing, to fund longer term projects. As evidence of the Company's ability to secure debt and/or equity financing in the six month period ended March 31, 1996 the Company has received $8,815,555, net of commissions and other expenses related to the transaction, through issuance of 750,000 shares of restricted common stock in an exempt private transaction.

Net Cash Used in Operating Activities. Net cash used in operating activities was $1,267,924 for the six months ended March 31, 1996 compared to $2,827,226 for the six months ended March 31, 1995. The decrease in net cash used in operations was due principally to a decrease in minority interest in the net loss of VETI of $1,252,537 offset by increases in the net loss because of active exploration programs conducted on mineral properties in fiscal 1996 and expenses related to sales of water purification systems.

Net Cash Used in Investing Activities. Net cash used in investing activities was $7,579,384 for the six months ended March 31, 1996 compared to net cash provided by investing activities of $216,522 for the six months ended March 31, 1995. The decrease in net cash provided by investing activities was due to the purchase of certain mineral properties and assets in Zimbabwe, and purchases of equipment and improvements, primarily related to a water bottling plant under construction in Vietnam.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $16,016,797 for the six months ended March 31, 1996 compared to $1,614,884 for the six months ended March 31, 1995. The increase is due to the Company receiving $16,115,557 from the collection of funds from private placements of common stock of the Company and VETI, offset by the repayment of long-term debt of $98,760.

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

                                   Casmyn Corp.


July 18, 1996                         By _____________________________
                                        Dennis E. Welling, Controller