Form 10-Q
period 1996-06-30
CASMYN CORP
filed 1996-08-14
CIK 772320

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                  FORM 10-Q


[  X  ]     Quarterly report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934


 FOR THE QUARTERLY PERIOD ENDED       JUNE 30, 1996
                                      -------------

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

As of August 14, 1996, 7,286,992 shares of the issuer's common stock were outstanding.

     This report contains 12 pages.  There are no exhibits.

                                 CASMYN CORP.
                                 FORM 10-Q
                                    INDEX

                                                                           Page
                                                                            No.
PART I.   Financial Information:                                           ----

          Condensed Consolidated Balance Sheet  - September 30, 1995
               and June 30, 1996                                             3

          Condensed Consolidated Statements of Operations - Three Months
               and Nine Months ended June 30, 1996 and 1995                  4

          Condensed Consolidated Statements of Cash Flows - Nine Months
               ended June 30, 1996 and 1995                                  5

          Notes to Condensed Consolidated Financial Statements               6

          Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     9

PART II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                         12

          Signatures                                                        12

                                 CASMYN CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS





                                              SEPTEMBER 30,  JUNE 30, 1996
                                                   1995       (UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents                      $ 4,938,945   $5,473,211
Common stock subscriptions receivable            7,125,002            -
Accounts receivable, net                           593,658      225,702
Inventories                                        312,069    1,749,845
                                                ----------   ----------
     Total Current Assets                       12,969,674    7,448,758
                                                ----------   ----------

INVESTMENT IN RELATED PARTY                        204,227      204,227
INVESTMENT IN AFFILIATES                                 -    8,367,702
EQUIPMENT AND IMPROVEMENTS, net of
 accumulated depreciation of
 $147,959 and $227,696                             313,694    2,945,392
MINERAL PROPERTIES                                 197,227    6,712,458
DUE FROM RELATED PARTIES, NET                       58,451       67,066
OTHER ASSETS                                       572,388    1,604,813
                                               -----------  -----------
TOTAL ASSETS                                   $14,315,661  $27,350,416
                                               ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                  $384,590   $2,617,047
Accrued liabilities                                190,052      314,848
Current portion of long-term debt                   27,462            -
                                                ----------   ----------
     Total Current Liabilities                     602,104    2,931,895
                                                ----------   ----------
LONG-TERM DEBT                                      71,298            -
                                                ----------   ----------
CONVERTIBLE DEBT                                 5,000,000    5,000,000
                                                ----------   ----------
     Total Liabilites                            5,673,402    7,931,895
                                                ----------   ----------
MINORITY INTEREST                                  498,663            -
                                                ----------   ----------
STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value;
  20,000,000 shares authorized;
  0 and 2,707,000 shares issued
  and outstanding                                        -      270,700
Common stock, $.04 par value;
  300,000,000 shares authorized;
  8,604,637 and 7,281,992 shares
  issued and outstanding                           344,185      291,480
Additional paid-in capital                       11,859,84   27,701,452
Accumulated deficit                           (  4,067,783) ( 8,501,094)
Foreign currency translation adjustment              7,350  (   319,017)
Treasury stock, at cost, 1,500 shares                    -  (    25,000)
                                               -----------  -----------
     Total Stockholders' Equity                  8,143,596   19,418,521
                                               -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $14,315,661  $27,350,416
                                               ===========  ===========

  SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

CASMYN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

                               FOR THE NINE MONTHS      FOR THE THREE MONTHS
                                    ENDED JUNE 30,           ENDED JUNE 30,
                                1996          1995       1996           1995
                              ---------------------    ----------------------
SALES                        $1,065,538    $375,270      $405,881      $44,908
COST OF GOODS SOLD              756,732     270,195       323,313       32,334
                             ----------   ---------     ---------   ----------
GROSS PROFIT                    308,806     105,075        82,568       12,574
                             ----------   ---------     ---------   ----------

COSTS AND EXPENSES:
Selling, general and
  administrative expense      4,695,678   3,296,155     1,945,928    1,560,096
Depreciation, depletion
  and amortization              100,778     167,174        52,595       55,725
Mineral exploration expense     447,647     769,473       105,004      289,799
Research and development        204,113     150,768        38,253       40,205
                             ----------  ----------     ---------    ---------
                              5,448,216   4,383,570     2,141,780    1,945,825
                             ----------  ----------     ---------    ---------
LOSS FROM OPERATIONS        ( 5,139,410) (4,278,495)   (2,059,212)  (1,933,251)

OTHER INCOME:
Minority interest in net
  loss of consolidated
  subsidiary                    498,663   1,991,189             -      801,175
Interest and other income       343,527      85,545        92,016        3,905
Interest expense             (  136,091) (    9,454)    (  44,071)   (   3,150)
                             ----------  ----------     ---------    ---------
                                706,099   2,067,280        47,945      801,930
                             ----------  ----------    ----------   ----------
LOSS FROM CONTINUING
  OPERATIONS                 (4,433,311) (2,211,215)   (2,011,267)  (1,131,321)
                             ----------  ----------    ----------   ----------
GAIN FROM DISCONTINUED
  OPERATIONS                          -      32,429             -            -
                             ----------  ----------    ----------   ----------
NET INCOME (LOSS)           $(4,433,311)$(2,178,786)  $(2,011,267) $(1,131,321)
                             ==========  ==========    ==========   ==========
INCOME (LOSS) PER COMMON SHARE:
 Loss from Continuing
   Operations                     $(.71)      $(.29)        $(.29)       $(.15)
 Income from Discontinued
   Operations                         -           -             -            -
                             ----------  ----------    ----------   ----------
NET INCOME (LOSS)                 $(.71)      $(.29)        $(.29)       $(.15)
                             ==========  ==========    ==========   ==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING          6,270,719   7,574,827     6,931,264    7,744,010
                             ==========  ==========    ==========   ==========

       SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

CASMYN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

                                                     1996              1995
                                                   --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                         $(4,433,311)     $  (2,178,786)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation, depletion and amortization        100,778            167,174
    Minority interest in net loss of
      consolidated subsidiary                    (  498,663)        (1,991,189)
    Compensation expense from stock options         364,560            620,000
    Amortization of debt issue costs                 45,000                  -
    Other non-cash expense                           58,563            190,000
    (Increase) decrease in accounts receivable      367,956         (    9,668)
    Increase in inventory                        (1,437,776)        (   59,038)
    Increase in prepaid expenses and other assets(1,077,425)        (  247,066)
    Increase in accounts payable and
      accrued liabilities                         2,357,253             87,560
    Increase in amounts due from related parties (    8,615)        (1,126,776)
                                                   ----------         ----------
      Net cash used in operating activiites       (4,161,680)        (4,547,789)
                                                  ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in mining properties              (6,515,231)                 -
    Proceeds from sale of investments
      in related party                                    -            557,196
    Proceed from sale of assets                           -            209,324
    Purchase of equipment and improvements       (2,732,476)        (  161,502)
    Investment in affiliate                      (1,398,000)                 -
                                                  ----------         ----------
     Net cash used in investing activities       (10,645,707)           605,018
                                                  ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Company common stock             15,791,780          2,571,852
    Issuance of Vector Venture Corp. common stock         -            325,660
    Repayments of long-term debt                 (   98,760)        (   33,114)
    Purchase of treasury shares                  (   25,000)                 -
                                                 ----------          ----------
      Net cash provided by financing activities  15,668,020          2,864,398
                                                  ----------         ----------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT          (  326,367)             9,972
                                                  ----------         ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           $   534,266        $(1,068,401)
                                                  ==========         ==========
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     4,938,945          1,075,876
                                                  ----------         ----------
CASH EQUIVALENTS, END OF PERIOD                  $ 5,473,211        $     7,475
                                                  ==========         ==========

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

2.     INVESTMENT IN RELATED PARTY

At June 30, 1996, the Company holds 425,750 shares of common stock of Auromar
Development  Corporation  ("Auromar"),  a  related  party.   The  Company has
announced an agreement in principle to merge with Auromar.

3.     RELATED PARTY TRANSACTIONS

The Company conducts business with various companies that are related through the existence of certain common officers, directors and significant stockholders. These related parties include: Diamond Fontein International Limited; Auromar Development Corp.; Dahya Holdings, Inc.; and Casmyn Research and Engineering, Ltd.. As a result of these related party transactions, cash advances from and to the Company and other transactions, the Company had a net amount due from related parties at June 30, 1996 of $67,066. This amount is non-interest bearing and contains no formal repayment terms.

4.     INVENTORIES

A summary of inventories follows:



                            SEPTEMBER 30, 1995   JUNE 30, 1996
                            -------------------  --------------
Raw Materials and Supplies  $           130,803  $      978,269
Finished Goods                          181,266         771,576
                            -------------------  --------------
                            $           312,069  $    1,749,845
                            ===================  ==============

5.     PROPOSED AUROMAR MERGER

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

6.     ZIMBABWE ACQUISITIONS

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

7.     PREFERRED STOCK

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

8.     INVESTMENT IN AFFILIATES

On May 24, 1996, the Company issued 606,061 commons shares in exchange for 5,680,514 common shares of WestAmerica Corporation ("WestAmerica", approximately a 65% interest). WestAmerica is engaged in the oil and gas exploration and production business primarily in the states of Oklahoma and Texas. WestAmerica also engages in the securities and investment banking businesses through its ownership of WestAmerica Investment Group, Inc. and its subsidiary WIC, a registered broker dealer. The Company has accounted for the transaction using the equity method since the shares acquired are subject to a repurchase agreement by WestAmerica and have been placed in a voting trust controlled by an officer and director of WestAmerica. As such the Company exercises no effective control over the operations or management of WestAmerica, however, the Company has the ability to appoint two out of five board members. The transaction has been valued at approximately $6,970,000, which was calculated based upon an $11.50 per common share value for the Company's common stock. This value reflects a discount from recent similar sized transactions to compensate for the restricted nature of the shares issued in the transaction

On May 7, 1996, the Company entered into a 50:50 joint venture with Newgold Incorporated, a private company based in Reno, Nevada, for the development of the Relief Canyon Mine located in Pershing County, Nevada. The Company will contribute approximately $1,400,000 for its 50% interest in the venture.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE  MONTHS  ENDED  JUNE  30, 1996 COMPARED TO THE NINE MONTHS ENDED JUNE 30,
1995

Revenues for the nine months ended June 30, 1996, were $1,065,538 compared to $375,270 for the nine months ended June 30, 1995. The $690,268 increase was due to an increase of $317,512 in sales of water purification systems and $372,756 from the sale of gold produced in Zimbabwe. Overall gross profit for the nine months ended June 30, 1996 was 29% compared to 28% for the nine months ended June 30, 1995. Gross profit on water purification equipment sales was 32% for the nine month period ended June 30, 1996 compared to a loss in the same period ended June 30, 1995 due to lower freight charges and lower component costs. Gross profit on gold sales was 23.4% for the nine months ended June 30, 1996, there were no gold sales in the nine month period ended June 30, 1995.

Costs and expenses were $5,448,216 for the nine months ended June 30, 1996, compared to $4,383,570 for the nine months ended June 30, 1995, an increase of $1,064,646. Compensation and benefits increased $394,757 for the nine month period ended June 30, 1996 compared to the nine month period ended June 30, 1995 due primarily to the Company recording $364,560 in compensation expense related to the granting of 246,000 non-qualified stock options and increased staff levels in the nine month period ended June 30, 1996 compared to the period ended June 30, 1995. Expenses related to professional services, primarily audit and legal increased by $341,556 in the nine month period ended June 30, 1996 compared to the nine month period ended June 30, 1995. Travel related expenses increased $261,781 in the nine month period ended June 30, 1996 compared to the nine month period ended June 30, 1995 due to increased trips to Africa, India and Vietnam related to the Company's operations in those countries. Mineral exploration expense and depreciation decreased a total of $321,826 in the nine month period ended June 30, 1996 compared to the nine months ended June 30, 1995 due to start up of limited gold production at the Zimbabwe mines. This decrease was offset by a increase in research and development related expenses of $53,345. Other general and administrative costs increased $335,033 for the nine months ended June 30, 1996 compared to 1995 due primarily to higher costs related to business activities in Vietnam, increased costs related to the U.S. rollout of water purification products and expenses incurred at the Zimbabwe mining properties.

Other income, exclusive of minority interest, was $207,436 for the nine month period ended June 30, 1996, compared to $76,091 for the nine months ended June 30, 1995, an increase of $131,345. This increase was due primarily to interest income earned on short term investments made by the Company offset by interest expense. Minority interest in the net loss of VETI decreased by $1,492,526 for the nine months ended June 30, 1996 due to a limitation on the amount of loss which could be absorbed by the minority shareholders.

The Company anticipates that expenditures related to upgrading the newly acquired mining properties in Zimbabwe will exceed revenues derived from the sale of gold from the mines. The Company is in the process of preparing a capital improvement budget for the Zimbabwe properties. Additionally, the
Company anticipates that expense levels experienced in the nine months ended June 30, 1996 relating to active exploration programs in in various countries will continue for the foreseeable future. The Company charges to expense all mineral resource exploration and development costs until the mineral property to which they relate is determined to have proven reserves for which recovery is economically feasible. Costs are then capitalized until the mineral property to which they relate is placed into production, sold, abandoned or written down where there is an impairment in value. Capitalized costs are to be charged to future operations on a unit-of-production basis. The Company estimates that total gold resources at the Turk Mines are 5,000,000 ounces. Independent engineering studies are currently underway which may cause this estimate to change. The gold occurs in sulfides, oxides and old mill tailings.

THREE  MONTHS  ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

Revenues for the three months ended June 30, 1996 were $405,881 compared to $44,908 for the three months ended June 30, 1995. The $360,973 increase is due primarily to the sale of gold produced at the Zimbabwe mine of $267,378 and an increase in sales of water purification equipment

Costs and expenses were $2,141,780 for the three months ended June 30, 1996 compared to $1,945,825 for the three months ended June 30, 1995, an increase of $195,955. Compensation and benefits increased $114,493 for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995 due primarily to $121,520 in compensation expense related to certain non-qualified stock options. Expenses related to professional services, primarily legal, audit and marketing increased by $121,339 in the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995. Provision for impairment of foreign investments was $150,000 for the three months ended June 30,1996, there was no provsion in the three month period ended June 30, 1995. Depreciation and research and development expense increased marginally in the three months ended June 30, 1996 compared to the prior year three month period. These increases were partially offset by a decrease in mineral exploration expenses of $184,795 due to commencment of mining operations at the Zimbabwe mining properties.

Minority interest in the net loss of VETI decreased by $875,600 for the three months ended June 30, 1996 due to a limitation on the amount of losses that could be absorbed by the minority shareholders. Other income, exclusive of minority interest, was $47,945 for the three month period ended June 30, 1996, compared to $755 for the three months ended June 30, 1995, an increase of $47,190. This increase is due to increased interest income on investments.

CAPITAL RESOURCES AND LIQUIDITY

At  June  30,  1996,  the  Company's working capital was $4,516,863, including
$5,473,211 in cash and cash equivalents. The Company's mineral resource development business segment has acquired certain mineral properties in South Africa and on January 31, 1996 concluded the acquisition of certain mining properties and assets in Zimbabwe for $4,526,415 cash plus applicable taxes of $1,017,854 to be paid upon assessment subject to certain adjustments. In addition, the water purification business segment has begun sales and marketing programs in North America and in various third world countries.

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

Net Cash Used in Operating Activities. Net cash used in operating activities was $4,161,707 for the nine months ended June 30, 1996 compared to $4,547,789 for the nine months ended June 30, 1995. The decrease in net cash used in operations was due principally to a decrease in minority interest in the net loss of VETI of $1,492,526 offset by increases in the net loss because of active exploration programs conducted on mineral properties in fiscal 1996 and expenses related to sales of water purification systems.

Net Cash Used in Investing Activities. Net cash used in investing activities was $10,645,680 for the nine months ended June 30, 1996 compared to net cash provided by investing activities of $605,018 for the nine months ended June 30, 1995. The increase in net cash used in investing activities was due to the purchase of certain mineral properties and assets in Zimbabwe, and purchases of equipment and improvements, primarily related to a water bottling plant under construction in Vietnam.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $15,668,020 for the nine months ended June 30, 1996 compared to $2,864,398 for the nine months ended June 30, 1995. The increase is due to the Company receiving $15,791,780 from the collection of funds, net of costs, from private placements of common stock of the Company and VETI, offset by the repayment of long-term debt of $98,760 and the purchase of treasury stock of $25,000.

The Company is organized with a relatively small, highly trained staff and anticipates that the overall staff level will remain low in the foreseeable future because the majority of mineral resource exploration and development activities are performed by independent contractors on a project by project basis. In addition, the Company employs approximately 300 people in its mining facilities in Zimabawe. The Company believes that these arrangements will not require a significant investment by the Company in either personnel or facilities.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


A.  Exhibits

               None

B.  Forms 8-K


     1. The Company filed an 8-K on April 3, 1996, reporting that on March 29, 1996, through an offshore securities subscription agreement executed in reliance upon the "safe harbor" afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended, that it completed the sale 750,000 units for net proceeds of $8,892,090 to twelve (12) accredited foreign investors. Each unit consists of one share of the Company's common stock plus one warrant; two warrants plus $13.00 will entitle the holder to purchase one share of the Company's common stock.

     2. The Company filed an 8-K on May 30, 1996 (amended July 18, 1996 to provide financial statements of WestAmerica and pro forma financial information), reporting that on May 24, 1996, it acquired 5,680,514 shares of restricted common stock of WestAmerica Corporation ("WestAmerica") for 606,061 shares of its restricted common stock. The transaction results in the Company holding approximately 65% of the outstanding common stock of WestAmerica. The Company has delivered an irrevocable proxy to a director of WestAmerica to vote these restricted shares, as a result the Company has not obtained voting control of WestAmerica howeverthe Company will account for the transaction using the equity method.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Casmyn Corp.




                                  /s/ Dennis E. Welling
August 14, 1996                 By _____________________________
                                   Dennis E. Welling, Controller