Form 10QSB/A
period 1996-06-30
CASMYN CORP
filed 1996-09-24
CIK 772320

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

As of September 23, 1996, 9,992,492 shares of the issuer's common stock were outstanding.

     This report contains 12 pages.  There are no exhibits.

                                 CASMYN CORP.
                                 FORM 10-QSB
                                    INDEX

                                                                           Page
                                                                            No.
PART I.   Financial Information:                                           ----

          Condensed Consolidated Balance Sheet  - September 30, 1995
               and June 30, 1996 (Unaudited)                                 3

          Condensed Consolidated Statements of Operations - Three Months
               and Nine Months ended June 30, 1996 and 1995 (Unaudited)      4

          Condensed Consolidated Statements of Cash Flows - Nine Months
               ended June 30, 1996 and 1995 (Unaudited)                      5

          Notes to Condensed Consolidated Financial Statements               6

          Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     9

PART II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                         12

          Signatures                                                        12

                                 CASMYN CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                    ASSETS





                                              SEPTEMBER 30,  JUNE 30, 1996
                                                   1995       (UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents                      $ 4,938,945   $5,473,211
Common stock subscriptions receivable            7,125,002            -
Accounts receivable, net                           593,658      225,702
Inventories                                        312,069    1,749,845
Prepaid expenses and other assets                   93,732      135,000
                                                ----------   ----------
     Total Current Assets                       13,063,406    7,583,848
                                                ----------   ----------

INVESTMENT IN RELATED PARTY                        204,227      204,227
INVESTMENT IN AFFILIATES                                 -    8,367,702
EQUIPMENT AND IMPROVEMENTS, net of
 accumulated depreciation of
 $147,959 and $227,696                             313,694    2,945,392
MINERAL PROPERTIES                                 197,227    6,712,458
DUE FROM RELATED PARTIES, NET                       58,451       67,066
OTHER ASSETS                                       572,388    1,622,807
                                               -----------  -----------
TOTAL ASSETS                                   $14,315,661  $27,503,500
                                               ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                  $384,590   $2,617,047
Accrued liabilities                                190,052      314,848
Current portion of long-term debt                   27,462            -
                                                ----------   ----------
     Total Current Liabilities                     602,104    2,931,895
                                                ----------   ----------
LONG-TERM DEBT                                      71,298            -
                                                ----------   ----------
CONVERTIBLE DEBT                                 5,000,000    5,000,000
                                                ----------   ----------
     Total Liabilites                            5,673,402    7,931,895
                                                ----------   ----------
MINORITY INTEREST                                  498,663            -
                                                ----------   ----------
STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value;
  20,000,000 shares authorized;
  0 and 2,707,000 shares issued
  and outstanding                                        -      270,700
Common stock, $.04 par value;
  300,000,000 shares authorized;
  8,604,637 and 7,285,492 shares
  issued and outstanding                           344,185      291,480
Additional paid-in capital                      11,859,844   27,854,536
Accumulated deficit                           (  4,067,783) ( 8,501,094)
Foreign currency translation adjustment              7,350  (   319,017)
Treasury stock, 1,500 shares at cost                     -  (    25,000)
                                               -----------  -----------
     Total Stockholders' Equity                  8,143,596   19,571,605
                                               -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $14,315,661  $27,503,500
                                               ===========  ===========

  SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

CASMYN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

                               FOR THE NINE MONTHS      FOR THE THREE MONTHS
                                    ENDED JUNE 30,           ENDED JUNE 30,
                                1996          1995       1996           1995
                              ---------------------    ----------------------
SALES                        $1,065,538    $375,270      $405,881      $44,908
COST OF GOODS SOLD              756,732     270,195       323,313       32,334
                             ----------   ---------     ---------   ----------
GROSS PROFIT                    308,806     105,075        82,568       12,574
                             ----------   ---------     ---------   ----------

COSTS AND EXPENSES:
Selling, general and
  administrative expense      4,695,678   3,296,155     1,945,928    1,560,096
Depreciation, depletion
  and amortization              100,778     167,174        52,595       55,725
Mineral exploration expense     447,647     769,473       105,004      289,799
Research and development        204,113     150,768        38,253       40,205
                             ----------  ----------     ---------    ---------
                              5,448,216   4,383,570     2,141,780    1,945,825
                             ----------  ----------     ---------    ---------
LOSS FROM OPERATIONS        ( 5,139,410) (4,278,495)   (2,059,212)  (1,933,251)

OTHER INCOME (EXPENSE):
Minority interest in net
  loss of consolidated
  subsidiary                    498,663   1,991,189             -      801,175
Interest and other income       343,527      85,545        92,016        3,905
Interest expense             (  136,091) (    9,454)    (  44,071)   (   3,150)
                             ----------  ----------     ---------    ---------
                                706,099   2,067,280        47,945      801,930
                             ----------  ----------    ----------   ----------
LOSS FROM CONTINUING
  OPERATIONS                 (4,433,311) (2,211,215)   (2,011,267)  (1,131,321)

GAIN FROM DISCONTINUED
  OPERATIONS                          -      32,429             -            -
                             ----------  ----------    ----------   ----------
NET LOSS                    $(4,433,311)$(2,178,786)  $(2,011,267) $(1,131,321)
                             ==========  ==========    ==========   ==========
INCOME (LOSS) PER COMMON SHARE:
 Loss from Continuing
   Operations                     $(.71)      $(.29)        $(.29)       $(.15)
 Income from Discontinued
   Operations                         -           -             -            -
                             ----------  ----------    ----------   ----------
NET LOSS                          $(.71)      $(.29)        $(.29)       $(.15)
                             ==========  ==========    ==========   ==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING          6,270,719   7,574,827     6,931,264    7,744,010
                             ==========  ==========    ==========   ==========

       SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

CASMYN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

                                                     1996              1995
                                                   --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                         $(4,433,311)     $  (2,178,786)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation, depletion and amortization         100,778            167,174
    Minority interest in net loss of
      consolidated subsidiary                     (  498,663)        (1,991,189)
    Compensation expense from stock options          364,560            620,000
    Amortization of debt issue costs                  45,000                  -
    Other non-cash expense                            58,563            190,000
    (Increase) decrease in accounts receivable       367,956         (    9,668)
    Increase in inventory                         (1,437,776)        (   59,038)
    Increase in prepaid expenses and other assets (1,077,425)        (  247,066)
    Increase in accounts payable and
      accrued liabilities                          2,357,253             87,560
    Increase in amounts due from related parties   (   8,615)        (1,126,776)
                                                  ----------         ----------
      Net cash used in operating activiites       (4,161,680)        (4,547,789)
                                                  ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in mineral properties              (6,515,231)                 -
    Proceeds from sale of investments
      in related party                                    -            557,196
    Proceed from sale of assets                           -            209,324
    Purchase of equipment and improvements       (2,732,476)        (  161,502)
    Investment in affiliate                      (1,398,000)                 -
                                                  ----------         ----------
    Net cash provided by (used in)
      investing activities                      (10,645,707)           605,018
                                                  ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Company common stock             15,791,780          2,571,852
    Issuance of Vector Venture Corp. common stock         -            325,660
    Repayments of long-term debt                 (   98,760)        (   33,114)
    Purchase of treasury shares                  (   25,000)                 -
                                                 ----------          ----------
      Net cash provided by financing activities  15,668,020          2,864,398
                                                  ----------         ----------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT          (  326,367)             9,972
                                                  ----------         ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           $   534,266        $(1,068,401)
                                                  ==========         ==========
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     4,938,945          1,075,876
                                                  ----------         ----------
CASH EQUIVALENTS, END OF PERIOD                  $ 5,473,211        $     7,475
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

6.     ZIMBABWE ACQUISITIONS

Effective January 31, 1996, in accordance with the terms and conditions of a formal Purchase Agreement concluded in August 1995, the Company completed the acquisition of 100% of the shares of a group of five (5) private mining companies controlled by the Muir Family in Zimbabwe through E.W.B. Properties (Private) Limited ("EWB"). The total consideration for this acquisition was $4,071,415 million plus applicable taxes which are currently estimated at approximately $1,018,000. The acquisition includes several mining claims on producing gold mining properties covering approximately 1,200 hectares (approximately 2,965 acres) in the Bubi Greenstone Gold Belt of Zimbabwe. These properties include infrastructure, mining and milling equipment.

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

8.     INVESTMENT IN AFFILIATES

On May 24, 1996, the Company issued 606,061 commons shares in exchange for 5,680,514 common shares of WestAmerica Corporation ("WestAmerica"),
approximately  a  65%  interest.    WestAmerica is engaged in the oil and gas
exploration and production business primarily in the states of Oklahoma and Texas. WestAmerica also engages in the securities and investment banking businesses through its ownership of WestAmerica Investment Group, Inc. and its subsidiary WIC, a registered broker dealer. The Company has accounted for the transaction using the equity method since the shares acquired are subject to a repurchase agreement by WestAmerica and have been placed in a voting trust controlled by an officer and director of WestAmerica. As such the Company exercises no effective control over the operations or management of WestAmerica, however, the Company has the ability to appoint two out of five board members. The transaction has been valued at approximately $6,970,000, which was calculated based upon an $11.50 per common share value for the Company's common stock. This value reflects a discount from recent similar sized transactions to compensate for the restricted nature of the shares issued in the transaction

On May 7, 1996, the Company entered into a 50:50 joint venture with Newgold Incorporated, a private company based in Reno, Nevada, for the development of the Relief Canyon Mine located in Pershing County, Nevada. The Company had contributed $700,000 and recorded a payable of $698,000 for the remaining interest as of June 30, 1996.

9.     SUMMARY OF EQUITY TRANSACTIONS

During the nine months ended June 30, 1996, the Company has recorded the following activity in its equity accounts:

                                                                  Additional
                              Common      Common     Preferred     Paid-in
Description                   Shares      Stock        Stock       Capital
- -----------------------------------------------------------------------------
Balances September 30, 1995  8,604,637   $ 344,185  $       -     $11,859,844
                           --------------------------------------------------
Conversion to preferred     (2,707,000)  ( 108,280)   270,700     (   162,420)
Private placement              750,000      30,000          -       8,779,862
Shares issued in lieu
 of interest                     3,294         132          -          58,431
Deferred compensation                -           -          -         364,560
Exercise of stock options       30,000       1,200          -         198,800
Shares issued for
 acquisition of affiliate      606,061      24,243          -       6,755,459
Purchase of treasury stock  (    1,500)          -          -               -
Foreign currency translation
 adjustment                          -           -          -               -
Net loss                             -           -          -               -
- -----------------------------------------------------------------------------
Balances at June 30, 1996
 (unaudited)                 7,285,492   $ 291,480  $ 270,700     $27,854,536
=============================================================================
                                          Foreign                    Total
                                          Currency                 Stockholders'
                            Accumulated  Translation  Treasury       Equity
Description                   Deficit    Adjustment     Stock     (Deficiency)
- -------------------------------------------------------------------------------
Balances September 30,1995 $(4,067,783)   $  7,350  $       -     $ 8,143,596
                           ----------------------------------------------------
Conversion to preferred              -           -          -               -
Private placement                    -           -          -       8,809,862
Shares issued in lieu
 of interest                         -           -          -          58,563
Deferred compensation                -           -          -         364,560
Exercise of stock options            -           -          -         200,000
Shares issued for acquisition
 of affiliate                        -           -          -       6,779,702
Purchase of treasury stock           -           -    (25,000)     (   25,000)
Foreign currency translation
 adjustment                          -    (326,367)         -      (  326,367)
Net loss                    (4,333,311)          -          -      (4,333,311)
                           ---------------------------------------------------
Balances at June 30,
 1996 (unaudited)          $(8,501,094)  $(319,017)  $(25,000)    $19,571,605
                           ===================================================

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

                                   Casmyn Corp.




                                  /s/ Dennis E. Welling
September 24, 1996              By _____________________________
                                   Dennis E. Welling, Controller