Form 10QSB/A
period 1996-06-30
CASMYN CORP
filed 1996-10-09
CIK 772320

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

                                 CASMYN CORP.
                                 FORM 10-QSB
                                    INDEX

                                                                           Page
                                                                            No.
PART I.   Financial Information:                                           ----

          Condensed Consolidated Balance Sheet  - September 30, 1995
               and June 30, 1996 (Unaudited)                                 3

          Condensed Consolidated Statements of Operations - Three Months
               and Nine Months ended June 30, 1996 and 1995 (Unaudited)      4

          Condensed Consolidated Statements of Cash Flows - Nine Months
               ended June 30, 1996 and 1995 (Unaudited)                      5

          Notes to Condensed Consolidated Financial Statements               6

          Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     9

PART II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                         12

          Signatures                                                        12

          Financial Data Schedule                                           13

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

9.     SUMMARY OF EQUITY TRANSACTIONS

During the nine months ended June 30, 1996, the Company has recorded the following activity in its equity accounts:

                                                                  Additional
                              Common      Common     Preferred     Paid-in
Description                   Shares      Stock        Stock       Capital
-----------------------------------------------------------------------------
Balances September 30, 1995  8,604,637   $ 344,185  $       -     $11,859,844
                           --------------------------------------------------
Conversion to preferred     (2,707,000)  ( 108,280)   270,700     (   162,420)
Private placement              750,000      30,000          -       8,779,862
Shares issued in lieu
 of interest                     3,294         132          -          58,431
Deferred compensation                -           -          -         364,560
Exercise of stock options       30,000       1,200          -         198,800
Shares issued for
 acquisition of affiliate      606,061      24,243          -       6,755,459
Purchase of treasury stock  (    1,500)          -          -               -
Foreign currency translation
 adjustment                          -           -          -               -
Net loss                             -           -          -               -
-----------------------------------------------------------------------------
Balances at June 30, 1996
 (unaudited)                 7,285,492   $ 291,480  $ 270,700     $27,854,536
=============================================================================
                                          Foreign                    Total
                                          Currency                 Stockholders'
                            Accumulated  Translation  Treasury       Equity
Description                   Deficit    Adjustment     Stock     (Deficiency)
-------------------------------------------------------------------------------
Balances September 30,1995 $(4,067,783)   $  7,350  $       -     $ 8,143,596
                           ----------------------------------------------------
Conversion to preferred              -           -          -               -
Private placement                    -           -          -       8,809,862
Shares issued in lieu
 of interest                         -           -          -          58,563
Deferred compensation                -           -          -         364,560
Exercise of stock options            -           -          -         200,000
Shares issued for acquisition
 of affiliate                        -           -          -       6,779,702
Purchase of treasury stock           -           -    (25,000)     (   25,000)
Foreign currency translation
 adjustment                          -    (326,367)         -      (  326,367)
Net loss                    (4,333,311)          -          -      (4,333,311)
                           ---------------------------------------------------
Balances at June 30,
 1996 (unaudited)          $(8,501,094)  $(319,017)  $(25,000)    $19,571,605
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

                                   Casmyn Corp.




                                  /s/ Dennis E. Welling
October 8, 1996                 By _____________________________
                                   Dennis E. Welling, Controller