Form 10-K
period 1996-09-30
CASMYN CORP
filed 1997-01-13
CIK 772320

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM .............. TO................
                        COMMISSION FILE NUMBER 0-14136

                                 CASMYN CORP.
              (Exact name of Company as specified in its charter)


               COLORADO                                      84-0987840
     State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization                       Identification no.)

1335 GREG STREET, UNIT 104, SPARKS, NEVADA                      89431
 (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: (702) 331-5524

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS:     COMMON STOCK, $0.04 PAR VALUE
---------------

       Check whether issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       Check if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the common stock held by non-affiliates of the Company as of December 17, 1996 was approximately $83,116,000 (8,985,598 shares at $9.25 per share).

       As of December 17, 1996 there were 12,528,469 shares of common stock outstanding, par value $.04 per share.

                   Documents Incorporated By Reference: None

                                    PART I


ITEM 1:  DESCRIPTION OF BUSINESS
         -----------------------

The discussions contained in this 10-K contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represents the Company's expectations or beliefs concerning future events, including statements regarding the calculated mineral reserves located at the Company's mining properties in Zimbabwe and the ability of the Company to secure additional debt and/or equity financing to fund future expansion and operations. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: political and economic instability in international markets; the effect of economic conditions; the effect of regulatory and governmental actions; fluctuations in world gold prices, exchange rates, tariffs and other barriers.

HISTORY OF THE COMPANY
----------------------

Casmyn Corp. ("Casmyn" or the "Company", which term shall include, unless the context so requires, its subsidiaries) was originally incorporated under the laws of the State of Colorado on December 4, 1984, as Fintech, Inc. In November, 1985, the Company completed its initial public offering of securities. On November 29, 1991, the Company changed its name from Fintech, Inc. to Summa Metals Corporation. On March 31, 1994, Amyn Dahya, an individual, acquired 2,400,000 shares (74% of the voting securities of the Company at that time) from certain officers, directors and shareholders. The Company was in the development stage from its inception until August 1994 when it purchased for approximately $150,000 all of the common stock of Casmyn USA, Inc., a Nevada corporation, from Dahya Holdings, Inc., a related party. On September 14, 1994 the Company changed its name from Summa Metals Corporation to Casmyn Corp. Prior to 1994, the Company's principal business was performing contract research and development services for the mining and environmental industries.

The Company currently operates through the following active subsidiaries:

                                            JURISDICTION
                                                 OF
           ENTITY                           ORGANIZATION                   BUSINESS PURPOSE
-------------------------------------------------------------------------------------------------
Casmyn Mining Corporation                       Nevada                 Mining exploration - South Africa
Casmyn Mining Zimbabwe [Private] Ltd.           Zimbabwe               Mining operations - Zimbabwe
Casmyn Gold Corporation                         Bahamas                Gold acquisition and export
Copperbelt Associates Limited.                  Zambia                 Mining exploration - Zambia
Auromar Development Corporation                 Canada                 Mining exploration - South Africa

BUSINESS  - GENERAL
-------------------

Since the acquisition of the majority ownership of the Company by Mr. Dahya in 1994, the business activities of the Company have centered around mineral resource development. The primary focus to date has been the acquisition and exploration of precious and base metal resource properties in Zimbabwe, Zambia and South Africa and precious stones in South Africa, and research and development related to minerals testing, process engineering and environmental technologies.

On May 13, 1995 the Company obtained an option to acquire 100% of the shares of a group of private mining companies in Zimbabwe. After extensive geological and engineering review of the properties the Company exercised its option on January 31, 1996. The Company acquired 100% of the shares of a group of five (5) private mining companies (the "Zimbabwe Companies"): Matabeleland Minerals (Private) Limited, Greenhorn Mines (Private) Limited, Morven Mining (Private) Limited, Motapa Minerals (Private) Limited and Turk Mines (Private) Limited. The Zimbabwe Companies own a 100% interest in mining claims controlling gold and silver mineral rights on properties that lie within the Bubi Greenstone Belt, Zimbabwe and the mines contain numerous shafts, mining equipment and mineral processing mills with a total capacity of 2,000 metric tons per day (in a combination of milling and dump retreatment capacity). There are no underlying royalties payable on any gold production from these properties. The Company has commenced gold production as well as completed the first phase of a capital expenditure program to upgrade and retrofit various mine facilities.

Also on January 31, 1996, the Company purchased the assets of the Dawn Mine property in Zimbabwe from Olympus Gold Mines Limited for approximately $455,000 (Zim $4,250,000). The group of mines making up the Dawn Mine property had produced over 340,000 ounces of gold at an average grade of 0.48 ounces of gold per tonne. The Dawn Mine is located in close proximity (eleven kilometers) to the Turk mine and mill and will be operated under a mine plan which includes the Turk mine and other mining properties in the area owned by the Company.

In addition, Casmyn has an exploration license covering property in the Zambia copper belt where exploration is currently on-going. This property is adjacent to some of the largest copper mining operations in the world. Previous exploration at the Casmyn controlled property has yielded ore grade drill intercepts of copper together with uranium and cobalt. The Company has completed a ground and airborne geophysical program and is currently drilling several targets identifed by the geophysical surveys.

The Company is conducting a diamond exploration program in the Schweizer Property in South Africa, where the Company has acquired a 100% interest in options on certain mineral properties located approximately 140 miles from the Kimberly diamond mining area. Historically, there has been mining of diamonds in the alluvial gravels in the area currently under option by the Company. The Company has conducted research on indicator minerals that are normally found in such diamond operations. These indicator minerals suggest the potential presence of a diamondiferous kimberlite pipe or a cluster of pipes in close proximity to the properties under option. The Company is undertaking an exploration program in this area directed at identifying potential locations of kimberlite pipes. The exploration program consists of geophysical studies which include gravity and magnetic surveys and soil sampling. To date, no kimberlite pipe(s) have been discovered and there is no assurance that such pipe(s) will be discovered.

Effective August 12, 1996, pursuant to approval of a Plan of Arrangement by the Supreme Court of British Columbia, Canada, the Company acquired approximately 7,023,000 common shares of Auromar Development Corporation ("Auromar", 100% of the outstanding common stock) in exchange for 2,701,103 common shares of the Company. This transaction has been accounted for as a purchase with the purchase price of the net assets (principally mineral property options) being recorded at predecessor cost prior to their acquisition by Auromar. The acquisition of Auromar provides the Company with full control of the Schweizer-Reneke exploration program. The Company believes that such control will facilitate negotiations with major mining companies in the development of this program should exploration success be achieved.

The Company has positioned itself in the environmental industry through an equity investment in Vector Environmental Technologies, Inc. ("VETI") which is engaged in the development, manufacture, sales and management of water treatment equipment and facilities. VETI's shares are traded on the NASD Bulletin Board. On June 29, 1995, the Company acquired a controlling interest in VETI through the acquisition of 3,000,000 convertible preferred shares, in exchange for approximately $2,400,000 in liabilities owing to the Company. On September 29, 1995, the Company purchased an additional 1,000,000 preferred shares of

VETI at $2.00 per share. On September 30, 1996, the Company elected to convert its preferred shares into common shares of VETI, resulting in the Company owning approximately 24.3% of VETI. Also, during the fourth quarter of 1996, the Company exchanged 425,750 shares of Auromar common stock for 1,532,700 shares of VETI restricted common stock, resulting in the Company increasing its percentage ownership in VETI to approximately 30.8%. This investment is accounted for using the equity method. VETI is also related to the Company through certain common officers, directors and significant stockholders.

VETI operates through its 95% owned subsidiary, Vector Venture Corp. ("VVC"), and various wholly owned subsidiaries: Vector Venture Corp. which holds certain technologies and licenses; Vector Manufacturing Corp. ("VMC"), which provides purchasing and manufacturing services; Vector Vietnam, Ltd., which holds and manages Vietnamese operations; Alpine Water Purification, Inc., which markets consumer water treatment equipment; STOX Systems, Inc., which markets hazardous materials storage systems; CGL Technologies, Inc., which performs research and development of water purification technologies; Vector India, which was formed to develop business in India; and Vector Water Technologies, which markets water purification systems in the United Arab Emirates.

OTHER TRANSACTIONS

On May 24, 1996, the Company entered into a Stock Purchase Agreement to exchange shares with WestAmerica Corporation ("WACC"), an oil and gas and exploration company, whereby the Company received 5,680,514 common shares of WACC (approximately a 65% interest) in exchange for 606,061 shares of the Company's common stock. On September 30, 1996, the Company and WACC agreed to cancel the transaction and have returned the respective shares to each party.

On September 29, 1995, the Company completed a private placement of 714,286 units for net proceeds of $4,750,009. Each unit consists of one share of Common Stock of the Company, plus one warrant; two warrants, plus $8.50, will entitle the holder to purchase one share of the Company's Common Stock. All warrants expire on October 1, 1997. Also, during the year ended September 30, 1995, the Company completed private placements of 405,000 shares of its common stock for net proceeds of $2,252,850. VETI completed private placements of 1,500,000 shares of its common stock during the year ended September 30, 1995 for net proceeds of $3,375,000. At September 30, 1995, $7,125,002 of these amounts was included in Common Stock subscriptions receivable. All of the subscriptions receivable were collected subsequent to September 30, 1995.

On March 29, 1996, the Company completed a private placement of 750,000 units for net proceeds of $8,745,683. Each unit consists of one share of the Company's restricted common stock, plus one warrant; two warrants, plus $13.00 will entitle the holder to purchase one share of the Company's common stock. These warrants expire two years from the date of issue.

On September 11, 1996, the Company completed a private placement of 409,091 units for net proceeds of $4,230,000. Each unit consists of one share of the Company's common stock, plus one warrant; two warrants, plus $11.00 will entitle the holder to purchase one share of the Company's common stock. These warrants expire two years from the date of issue.

On November 8, 1996, the Company completed a private placement of 155,000 units for net proceeds of $1,410,500. Each unit consists of one share of the Company's common stock, plus one warrant; two warrants, plus $10.00 will entitle the holder to purchase one share of the Company's common stock. These warrants expire two years from the date of issue.

On May 7, 1996, the Company entered into a 50:50 joint venture with Newgold Incorporated ("Newgold"), a public company listed on the NASD Bulletin Board, for the development of the Relief Canyon Mine located in Pershing County, Nevada. The Company has contributed $775,000 against a total commitment of $1,398,000 for its 50% interest in the venture. Subsequent to September 30, 1996, the Company sold its interest back to Newgold for $900,000 and 1,000,000 restricted common shares of Newgold common stock and a release from the $623,000 balance of its commitment.

MINERAL RESOURCE DEVELOPMENT

GLOSSARY OF MINING TERMS AND DEFINITIONS

Presented below are the definitions of various mining terms:

KIMBERLITE PIPES - geologic structures containing mantle derived material that may be diamond bearing.

INDICATOR MINERALS - minerals such as garnets, ilmenites, chromites and chrome diopside that are found in soil sampling that are indicative of the presence of kimberlitic materials.

MINERALIZED DEPOSIT - a mineralized body which has been physically delineated by drilling, underground work, surface trenching and other workings or drill holes to contain a sufficient amount of mineralized material with an average grade sufficient to warrant further evaluation. Such deposit does not qualify as a commercially mineable (or viable) ore body until technical, economic and legal factors have been sufficiently satisfied to classify the mineralized material as a reserve.

RESERVE - That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

PROVEN (MEASURED) RESERVES - Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

PROBABLE (INDICATED) RESERVES - Reserves for which quantity and grade and/or quality are computed from information similar to that used from proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

TONNE - Refers to metric ton and is equal to 1.102 short tons or 2,204.622 pounds.

MINING ACTIVITIES

Casmyn is responsible for exploration and mining activities in Zimbabwe through its wholly owned subsidiary, Casmyn Mining Zimbabwe [Private], Ltd.; exploration in Zambia through its wholly owned subsidiary, Copperbelt Associates Limited; and exploration in South Africa through its wholly owned subsidiary, Casmyn Mining Corporation. The primary business activities of these subsidiaries are described below.

ZIMBABWE GOLD PROPERTIES

Casmyn Mining Zimbabwe [Private] Ltd. was organized and incorporated in Zimbabwe to acquire mineral properties and mining operations as described below. The Company's objectives in the acquisition of these properties and operations are the exploration, development and production of gold resources. The Company is approaching its exploration and development activities so as to balance exploration and proving of reserves with the development of mining and processing capacity to maintain an optimum mine life. In this connection the Company has spent in excess of $16.5 million through December 31, 1996 in the purchase and development of these properties.

As indicated above, on January 31, 1996, the Company acquired 100% of the shares of the Zimbabwe Properties. The total consideration for this acquisition was $4,071,415 (Zim $37,986,300) cash plus applicable taxes of $993,660 (Zim
$9,496,575) to be paid upon assessment of said taxes as defined in the terms of the Memorandum of Agreement. The amount of consideration is subject to certain adjustments. The funds used to conclude this acquisition were obtained from Company bank accounts. Those funds originated from a combination of private placements of Company Common Stock and from proceeds of a convertible debenture.

The purchase price was determined as a result of arm's length negotiations between E.W.B. Properties (Private) Limited and the Company. The principal factors considered in the determination of the consideration given for the Zimbabwe Companies include: i) the tangible and intangible asset values of the businesses acquired including primarily gold reserves; ii) the potential for increasing gold production of the Zimbabwe Companies; and, iii) the expected future operations and related contributions that the companies are expected to make to the total value of the Company. The shafts, mining equipment and mineral processing mills acquired in this transaction were used by the Zimbabwe Companies for the purpose of mining and processing gold. It is the intention of the Company to continue such use.

Through the acquisition of the Zimbabwe Companies, the Company owns a 100% interest in 18 past producing gold mines that have produced in excess of 1,000,000 ounces of gold since mining commenced in the early 1900's. The Company believes that through the modernization of the physical plant and implementation of advanced mining technologies significant increases in gold recovery can be realized. In addition, the Company is expanding its gold reserves through the application of advanced exploration techniques. Independent consultants have calculated that the Company has in excess of 1,020,000 ounces of proven and probable gold reserves for the mines owned by the Company (See Item 2 "Description of Property"). As of September 30, 1996, the Company was operating three (the Turk, Dawn and Lonely Mines) of the 18 mines acquired.

The Company's first phase of expansion of the physical plant at a cost of approximately $12 million has been completed. This phase consisted of: i) mill refurbishing; ii) installation of a new crushing plant; iii) new leach and gold recovery circuits; iv) refurbishing three existing shafts at the Turk Mine; v) sinking a new shaft at the Turk Mine western extension; vi) new tailings reprocessing plants at the Turk and Lonely Mines; vii) housing and infrastructure; and, viii) preparation of new tailings disposal sites.

Also, on January 31, 1996, the Company purchased the assets of the Dawn Mine property in Zimbabwe from Olympus Gold Mines Limited for approximately $455,000 (Zim $4,250,000). The group of mines making up the Dawn Mine property had produced over 340,000 ounces of gold at an average grade of 0.48 ounces (14.9 grams per tonne) of gold per tonne. The Dawn Mine is located in close proximity (eleven kilometers) to the Turk Mine and mill and will be operated under a mine plan which includes the Turk Mine and other mining properties in the area owned by the Company.

On August 1, 1996, an option agreement was concluded on the "Elumba and Up To Date" gold mining properties which are within 5 kilometers of the Turk Mine and mill and were past producers of gold and silver.

On December 20, 1996, the Company acquired an option to purchase, on or before March 1, 1997, the assets of the Teutonic Mine property in Zimbabwe for approximately $770,000 (Zim $8,000,000). The Teutonic Mine produced over 133,000 ounces of gold at an average grade of 0.66 ounces (20.5 grams per tonne) of gold per tonne. The Teutonic Mine is located approximately 120 kilometers from the Turk Mine and other mining properties in the area owned by the Company.

ZAMBIAN COPPERBELT

During the fiscal year ended September 30, 1996, the Company purchased 100% of the common shares of Copperbelt Associates Limited for $65,700 thereby acquiring full interest in a prospecting license covering an area of approximately 4,388 square kilometers at the Luswishi Property located in the Zambian Copperbelt. Earlier work, including drilling in the area covered by the prospecting license, has shown the presence of copper, uranium and cobalt. The Company has commenced a drilling and exploration program aimed at proving economically viable mining reserves on this property position. It is not the Company's intention to become a copper mining operating company. Any success from the current exploration program will result in the Company obtaining a joint venture partner(s) to develop the property.

SOUTH AFRICA

Casmyn Mining Corporation, a Nevada corporation with a branch operation in South Africa, is conducting mineral exploration programs in various areas of South Africa, primarily the Schweizer Property where the Company holds a 100% interest in options on certain mineral properties located in the Schweizer-Reneke area of South Africa. The acquisition of Auromar provided the Company with full control of the Schweizer-Reneke program. The Company believes that such control will facilitate negotiations with major mining companies in the development of this program. These properties are located approximately 220 kilometers from the Kimberly diamond mining area. Any success from exploration will result in the Company seeking to obtain joint venture partner(s) to develop the property.

There has been significant mining of diamonds in the alluvial gravels in the area currently under option by the Company. The Company has conducted research on indicator minerals that are normally found in such diamond operations. These indicator minerals suggest the potential presence of a diamondiferous kimberlite pipe or a cluster of pipes within close proximity to the properties under option. The Company is undertaking an exploration program in this area directed at discovering diamond bearing kimberlite pipes. The exploration program consists of geophysical studies which include gravity and magnetic surveys and soil sampling. To date no kimberlite pipe(s) have been discovered and there is no assurance that such pipe(s) will be discovered.

INDUSTRY OVERVIEW AND CERTAIN FACTORS RELATING TO THE COMPANY'S PROPERTIES
--------------------------------------------------------------------------

Competition
-----------

Competition includes large established mining companies having substantial capabilities and greater financial and technical resources than the Company. Therefore, the Company may be unable to acquire future potential mining properties on terms it considers acceptable. The Company also competes with other mining companies in the recruitment and retention of qualified employees. The Company's smaller size and broad strategic objectives, however, may provide the Company with increased flexibility and certain strategic advantages over its competitors in developing countries. Most mining companies in Zimbabwe are small owner operated mines with limited capital and expertise.

Government Approval/Regulations
-------------------------------

The mining operations of the Company, through its wholly-owned subsidiaries Casmyn Mining Corporation and Casmyn Mining Zimbabwe [Private] Ltd., are conducted primarily through its offices located in South Africa and Zimbabwe. Casmyn Mining Corporation is qualified to do business in South Africa and, as such, is subject to the laws of that country, which includes permits to allow the Company to conduct exploration activities on optioned properties. Casmyn Mining Zimbabwe [Private] Ltd. received approval from the Zimbabwe Investment Centre to carry out exploration and mining activities and from the Zimbabwe Reserve Bank to purchase 100% of the five mining companies in Zimbabwe.

Compliance With Environmental Laws
----------------------------------

The mining operations of the Company in South Africa are directed at determining the presence of economically viable mineral deposits on properties under option. It is the Company's intention, once such mineral deposits are discovered, to identify a joint venture partner to develop and operate the mining properties. Under the South Africa Minerals Act, 1991, the Company and/or its joint venture partner are responsible for development of an environmental impact assessment and an environmental management program for the proposed mining venture which must be approved prior to the start of exploration and/or mining operations. The cost of environmental compliance relating to mineral development is estimated by management to be immaterial as of September 30, 1996 due to the nature of the Company's exploration activities. At September 30, 1996, the Company was not actively involved in mining. On January 31, 1996, the Company acquired various gold mining properties and processing facilities in Zimbabwe and has begun mining and processing gold at those facilities. The Company believes that it is in compliance with the environmental laws of Zimbabwe.

Risk of Development, Construction and Mining Operations
-------------------------------------------------------

Should the Company, alone or with a joint venture partner, decide to proceed with development of a mineral resource property, the ability to meet cost estimates and construction and production time estimates cannot be assured. Technical considerations, delay in obtaining governmental approvals, inability to obtain financing or other factors could cause delays in developing mineral resource properties.

The businesses of gold and/or diamond, copper, cobalt and uranium mining are subject to a variety of risks and hazards, including environmental hazards, industrial accidents, flooding and the discharge of toxic chemicals. The Company has obtained insurance in amounts it considers to be adequate to protect itself against certain of these risks of mining and processing. However, the Company may become subject to liability for certain hazards for which it cannot obtain insurance or which it may elect not to obtain insurance against because of premium costs or other reasons.

Exploration Programs
--------------------

A major part of the Company's business is the exploration of its existing properties and the evaluation and pursuit of potential new prospects in the exploration stage. Substantial expenditures may be incurred in an attempt to establish the economic feasibility of mining operations by identifying mineral deposits and establishing reserves through drilling and other techniques, designing facilities and planning mining operations. The economic feasibility of a project depends on numerous factors, including the cost of mining and production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility and the market price of the minerals at the time of sale. There is no assurance that existing or future exploration programs or acquisitions will result in the identification of deposits that can be mined profitably.

The Company generally acquires the rights to explore for mineral resources on various parcels of land through option agreements negotiated with the property owner. The agreements generally have a term of one year with the right to extend on a year to year basis. The Company is in the process of determining the potential for economically viable mineral resources on properties under option and will either renew or cancel options based upon this determination.

Market Factors and Volatility
-----------------------------

Active international markets have histroically exisited for gold. There has been an active market for diamonds, copper, cobalt and uranium which are of a commodity nature. As such, the Company anticipates no barriers to the sale of these minerals. Prices of certain minerals have fluctuated widely, particularly in recent years, and are affected by numerous factors beyond the control of the Company. Future mineral prices cannot be accurately predicted. A significant decline in the price of gold being produced or expected to be produced by the Company could have a material adverse effect on the Company.

Need for Additional Financing
-----------------------------

To achieve the full potential of continued exploration, development and production of the Company's mineral properties, including the purchase of additional properties, the exercise/extension of options on properties and construction of mining facilities are likely to require substantial additional financing, and there is no assurance that the Company will be able to secure such financing on acceptable terms.

Patents, Copyrights and Licenses
--------------------------------

The Company holds patents on a continuous grind-leach process for gold ore grade evaluation.

Employees
---------

The Company and its subsidiaries currently have approximately five-hundred-fifty
(550) employees. Approximately five hundred (500) of these employees are mine workers who are covered by Zimbabwe government and Chamber of Mines labor agreements. The balance of employees are management and professional staff who are not subject to any collective bargaining agreements or union affiliations. Management believes that relations between management and employees are considered good.

Certain Tax Considerations
--------------------------

The Company is predominantly invested in foreign subsidiaries. Those subsidiaries are subjected to taxes imposed on them in the foreign jurisdictions in which they operate and in which they are organized. Further, their income is subject to US federal and state income taxes when distributed, deemed distributed or otherwise attributed to, the Company, which is a US corporation. Complex US tax rules apply for purposes of determining the calculation of those US taxes, the availability of a credit for any foreign taxes imposed on the foreign subsidiaries or the Company and the timing of the imposition of US tax.

Normally, all foreign income earned by a US multinational eventually will be subject to US tax. Income earned by a foreign branch of a US company is taxable currently in the United States, and income earned by a foreign subsidiary could be subject to US tax either in the year distributed to the US as a dividend or in the year earned by means of Subpart F, foreign personal holding company or other federal tax rules requiring current recognition of certain income earned by foreign subsidiaries.

Income earned in foreign countries often is subject to foreign income taxes. In order to relieve double taxation, the US federal tax law generally allows US corporations a credit against their US tax liability in the year the foreign earnings become subject to US tax in the amount of the foreign taxes paid on those earnings. The credit is limited, however, under complex limitation rules, to, in general, the US (pre-credit) tax imposed on the US corporation's foreign source income. Further, complex rules exist for allocating and apportioning interest, research and development expenses and certain other expense deductions between US and foreign sources. Limiting provisions of the source rules decrease the amount of foreign source income many US multinationals can generate. Reduced foreign source income results in a smaller foreign tax credit limitation, as the limitation is based on the ratio of foreign source net income to total net income.

These rules can prevent US multinationals from crediting all of the foreign taxes they pay. To the extent that foreign taxes are not creditable, foreign source income bears a tax burden higher than the US tax rate.

General Political Risks
-----------------------

The Company is actively engaged in exploration and production activities in Zimbabwe, Zambia and South Africa. The political situation in these countries introduces a certain degree of risk. The governments exercise control over exploration licensing, gold and other mineral sales and exporting, which may impact on the Company's ability to carry out exploration, development and other mining activities.

OTHER

WATER TREATMENT AND PURIFICATION
--------------------------------

Vector Environmental Technologies, Inc.
---------------------------------------

As mentioned above, the Company owns approximately 30.8% of the issued and outstanding common stock of VETI. VETI's principal business is to develop or acquire leading edge environmental technologies for rapidly expanding global markets in water treatment and purification. The corporate goal is to build VETI into a major multinational corporation with a strong technical foundation, capable of providing lasting solutions which address short, medium and long-term water related environmental issues.

VETI's current focus is primarily in the area of water treatment and purification. VETI's Diamond Rain/TM/ water purification systems are designed to purify water from rivers, lakes and other water sources using a combination of filtration, adsorption and microbial destruction processes to produce safe and healthy drinking water, with technical and economic efficiency that is required for conditions which exist in developing nations. The MCV process, used in many Diamond Rain/TM/ systems, was the recipient of the NASA Invention of the Year and Commercial Invention of the Year Awards in April, 1994.

During 1996, VETI's primary market focus was in Vietnam. However, VETI is in the process of developing programs in India, Ghana and the United States.

Vector Vietnam Ltd. ("VVL", a wholly owned subsidiary of VETI)
--------------------------------------------------------------

VVL markets the full range of VETI's water treatment and purification equipment, products and services throughout the country of Vietnam. The primary markets currently addressed by VVL include: the sale of personal and household water purification systems to both the retail and wholesale markets; the sale and lease of water purification systems to schools and hospitals; the sale of purified water and water products through company and operator owned retail water stores; the development and operation of water bottling plants and sale of bottled water; and the installation and management of water supply plants for rural and semi-urban communities.

ITEM 2.  DESCRIPTION OF PROPERTY

ZIMBABWE

The Company owns 100% of 18 past producing gold mines in Zimbabwe covering approximately 1,200 hectares (2,965 acres) in the Bubi Greenstone belt in central Zimbabwe (See Figure 1, Page 17). These properties have produced in excess of 1,000,000 ounces of gold since mining commenced in the early 1900's (See Figure 2, Page 18). Within the Company's properties, several producing mines exist, the largest of which is the Turk Mine with historical production in excess of 400,000 ounces of gold. In addition, the Company is presently conducting mining operations at the Lonely and Dawn Mines.

TURK MINE
---------

The Turk Mine is located approximately 55 km north of Bulawayo, Zimbabwe. A single lane paved road accesses the mine and a national power grid parallels the road. The Turk Mine is a typical Archean shear hosted lode gold vein deposit that has been partially exploited down to 800 meters. Historical grades are approximately .175 ounces (6 grams per tonne (or "g/t") over widths averaging 2 meters in a series of multiple vein sets. The mine has been dewatered down to the 360 meter level and current rehabilitation and development work is being concentrated in the first 140 meters. A diamond drilling program by the Company late in 1995 identified a new discovery to the west of the previous development. Detailed surface and underground drilling and underground drifting along these new extensions is being carried out on several levels between 25 and 350 meters below surface.

The current proven reserves at the Turk Mine are about 90,000 tonnes grading 9.4 g/t for a contained gold reserve of approximately 27,000 ounces. The Company has calculated a probable reserve of an additional 3.3 million tonnes of approximately 7.0 g/t gold. This probable reserve would add an additional 742,000 contained ounces of gold. The Turk Mine has a combination of open pit oxide, underground sulphide and surface mill tailings as its ore sources.

EXISITING INFASTRUCTURE - The Turk Mine consists of managers and workers' houses; mine offices, work shops, mill buildings, thickener tanks and water reservoirs; 330 tonne and 75 tonne per day mills and associated crusher circuits; four compressors, carbon in pulp (CIP) tanks; tailings dams; three operational shafts and a fleet of earthmoving equipment.

REFURBISHMENT AND CONSTRUCTION - The Company has completed or currently has in process the following projects at the Turk Mine:

     i)     Additional offices and mine worker and manager housing
     ii) New 1,500 tonne per day CIP circuit; new sluicing bays for dump retreatment and refurbishment of old CIP tanks
     iii)   New 2,000 tonne per day tailings facility
     iv)    Refurbished mill and crushing circuits and new coarse gold circuits
     v) Refurbished underground pumping; increased surface boreholes for water supply; new back-up generators and new compressors
     vi)    New 300 sample per day assay lab and geochemical lab
     vii)   Refurbished two vertical and one incline shaft
     viii)  Currently sinking a new vertical shaft

EXPLORATION AND DEVELOPMENT - The Company has either completed or currently has in progress the following exploration and development projects at the Turk Mine:

     i) Four surface core drills and six underground core drills during 1996 delineated underground sulphide ore zones, continuing surface and underground core drilling and underground development in 1997
     ii) Underground primary and secondary development on underground sulphide ore zones on levels between 25 meters and 350 meters below the surface
     iii) New shaft sinking on Armenian shaft from surface to 60 meters below surface and continuing to 150 meters below surface
     iv) Several hundred meters of trenching of open pit oxide ore and related metallurgical test work
     v)    Development of two open pits in oxide ore
     vi)   Augering and metallurgical test work on old mill tailings dumps
     vii)  Re-mapping and sampling of old underground workings
     viii) Exploration drives and cross-cuts on multiple underground levels

LONELY MINE
-----------

The Lonely Mine is located 30 km north of the Turk Mine and is located on the national electric power grid. The Company has the surface rights to the mine that includes 1.8 million metric tons of mill tailings grading 1.5 to 2.0 g/t gold. The Company has recently installed a new 1,500 Tonne per day CIP processing facility to recover gold from tailings. This CIP facility can be easily disassembled and moved to another site at the end of operations at the Lonely minesite.

EXISITING INFASTRUCTURE - The Lonely Mine consists of a mine shaft, hoist and headframe with a CIP circuit and tailings dam.

REFURBISHMENT AND CONSTRUCTION - The Company has completed or currently has in progress the following projects at the Lonely Mine:

     i)   New 1,500 tonne per day CIP circuit and tailings facility
     ii)  Refurbished headframe and hoist for the mine shaft
     iii) New underground water pumps
     iv)  New workers' and managers' housing and offices
     v)   New back-up electrical generators and compressors
     vi)  New surface boreholes for water

EXPLORATION AND DEVELOPMENT - In 1996, the Company completed augering and bulk sampling of the mill tailings dumps and related metallurgical test work.

DAWN MINE
---------

The Dawn Mine is located 42 km north of Bulawayo accessed via an all weather tar road and is located on the national electric power grid. The group of mines making up the Dawn Mine property has produced over 340,000 ounces of gold at an average grade of 0.48 ounces of gold per tonne since mining operations began. Underground sulphide, which is trucked to the Turk Mine mill and surface mill tailings dumps, are processed at the Dawn Mine site.

EXISITING INFASTRUCTURE - The Dawn Mine consists of mine shafts and headframes, tailings dams, thickener tanks, mine offices, workshops, mill buildings and manager and worker housing.

REFURBISHMENT AND CONSTRUCTION - The Company has completed or currently has in process the following projects at the Dawn Mine:

     i)    Carbon regeneration and elution plant
     ii)   Dawn Mine shaft refurbished to the second level
     iii)  Upgraded water supply, underground pumps and surface boreholes

EXPLORATION AND DEVELOPMENT - In 1996, the Company conducted surface core drilling and underground development of sulphide ore zones. Further drilling and underground development is scheduled to continue in 1997.

CHARLIESONA MINE
----------------

The Charliesona Mine is located 6 kilometers northwest of the Turk Mine on an all weather road and is located on the national power grid. The ore sources for the Charliesona Mine are open pit oxide, underground sulphide and surface mill tailings dumps.

EXISITING INFASTRUCTURE - The Charliesona Mine consists of three vertical mine shafts with headgear and hoists, a mill building with a 100 tonne per day ball mill, crusher circuit, water reservoir, CIP tanks, flotation cells and vat leach tanks.

REFURBISHMENT AND CONSTRUCTION - The Company has completed or currently has in progress the following projects at the Charliesona Mine:

     i)   New CIP circuit and tailings facility under construction
     ii)  Ball mill and crushing circuit currently being refurbished

EXPLORATION AND DEVELOPMENT - In 1996, the Company completed surface trenching, percussion drilling, underground development, geological mapping, sampling of tailings dumps and metallurgical test work. Further work in these areas is scheduled to continue in 1997.

DING DONG, SANDY, PETER PAN AND MOTAPA MINES
--------------------------------------------

All of these properties are on the national power grid and within close proximity of the Turk Mine. The ore sources for these mines consist of open pit oxide and underground sulphide.

EXISITING INFASTRUCTURE - These mines consist of vertical and incline mine shafts, surface excavations and boreholes for water. There is a crushing circuit and vat leach tanks at the Peter Pan Mine.

REFURBISHMENT AND CONSTRUCTION - The Company has completed or currently has in progress the following projects at the mines:

     i)    Refurbishment of the incline shaft at the Peter Pan Mine
     ii)   New surface boreholes for water at the Sandy Mine
     iii)  Surface excavations for bulk sampling at the Sandy Mine

EXPLORATION AND DEVELOPMENT - At certain of these mines in 1996, the Company completed surface trenching, core and precussion drilling, underground development and shaft sinking, surface and geological mapping, sampling and metallurgical test work. Further work in these areas is scheduled to continue in 1997.

GEOLOGY

The regional geology of the area of the mines comprises metasediments, metavolcanics and serpentinite of the Bulawayan Group as shown on the simplified geological map of Zimbabwe (See Figure 3, Page 19). The gold mineralization is greenstone type hosted quartz veins or shear zones.

RESERVES

The tables presented below set forth the Company's interest in estimated proven and probable reserves of contained ounces of gold in place at each property. These estimates have been prepared by Mr. P. Bekker, Consulting Geologist, an independent mineral consultant.

TABLE 1 - PROVEN RESERVES

                                                    GRAMS PER           CONTAINED
         LOCATION                   TONNES            TONNE             OUNCES Au
-----------------------------------------------------------------------------------
TURK MINE:
  1 - 16 Level -Sulphides            89,910              9.42             27,230
  Oxides                            229,506              1.59             11,732
  Tailings Dump A                   310,000              1.14             11,362
  Tailings Dump B                   465,000              1.30             19,435
  Tailings Dump C                   240,000              1.35             10,417
  Tailings Dump D                 1,320,000              0.97             41,166
DAWN MINE:
  Sulphide                            3,851              4.50                557
  Tailings Dump - high grade         84,300              2.01              5,448
  Tailings Dump - low grade          60,000              0.79              1,524
CHARLIESONA MINE:
  Oxides                            113,750              1.71              6,254
  Tailings Dump A                    95,000              0.85              2,596
  Tailings Dump D                    35,000              0.82                923
PETER PAN MINE:
  Oxides                             30,000              1.30              1,254
DING DONG MINE:
  Sulphides                          17,200             11.60              6,417
SANDY MINE:
  Oxides                          1,158,965              1.06             39,498
LONELY MINE:
  Tailings Dump A                   425,000              0.87             11,888
  Tailings Dump C                   435,000              0.86             12,028
  Tailings Dump D                   615,000              1.06             20,959
                                                                       ---------
TOTAL PROVEN RESERVES                                                    230,688
                                                                       =========

TABLE 2 - PROBABLE RESERVES

                                                             GRAMS PER        CONTAINED
            LOCATION                       TONNES              TONNE          OUNCES Au
-------------------------------------------------------------------------------------------
TURK MINE:
  1 - 16 Level - sulphides                2,533,680              7.60          619,099
  Pillars 13 - 28 Level -  sulphides        750,000              5.10          122,978
DAWN MINE:
  Sulphides                                  28,241              9.74            8,844
  Tailings Dump - high grade                 32,760              1.21            1,274
CHARLIESONA MINE:
  Crushed oxide                             100,000              1.00            3,215
PETER PAN MINE:
  Sulphides                                 164,245              4.86           25,664
DING DONG MINE:
  Sulphides                                  37,291              7.14            8,560
                                                                              --------
TOTAL PROBABLE RESERVES                                                        789,634
                                                                              ========

GOLD RECOVERY RATES

The recovery of gold from the Company's in-place contained gold reserves has been measured and it varies by location and type of material. Gold recoveries resulting from the different mining methods and benefication processes are as follows: milled oxide gold recovery rates range from 90% to 92%; sulphide gold recovery rates are between 80% and 90%; heap leach oxide gold recovery rates are 65% to 70%; and retreatment tailings (dump) gold recovery rates range from 49% to 68%.

In addition to the proven and probable reserves, a substantial amount of mineralized deposits are being evaluated which will be confirmed by independent consultants prior to being categorized as proven or probable reserves.

ZAMBIA

LUSWISHI DOME

In January 1996, the Company acquired 100% of a three year prospecting license covering an area of approximately 4,388 square kilometers within the Zaire-Zambia Copperbelt in Zambia (See Figure 4, Page 20). Included in the area under license is the Luswishi Dome project which is targeting a large tonnage copper-cobalt-uranium mineral deposit. The Company has commenced a drilling and exploration program aimed at proving economically viable mining reserves on this property position.

SOUTH AFRICA

SCHWEIZER PROPERTY

The Company holds a 100% interest in options on certain mineral properties located in the Schweizer-Reneke area of South Africa. These properties are located approximately 220 kilometers from the Kimberly diamond mining area.

FACILITIES

The Company maintains offices in Sparks, Nevada and Vancouver, Canada in office space which is currently occupied under month-to-month leases at a cost of approximately $4,100 and $7,600 per month respectively. The Sparks, Nevada operations occupy a portion of a 8,000 square foot unit which includes office and laboratory facilities which are shared with certain related companies. Those companies reimburse the Company for a portion of the monthly rent. The Vancouver offices which are also shared with VETI occupy 6,036 square feet in a high rise office building. These facilities are adequate for the current level of operations and sufficient office and laboratory space is conveniently located to support future growth.

Casmyn Mining Corporation, South Africa is located in Pretoria, South Africa in office space which is currently occupied on a month-to-month basis at a cost of approximately $1,000 per month. Casmyn Mining Zimbabwe [Private] Ltd., is located near Bulawayo, Zimbabwe in office space and facilities owned by Casmyn Mining Zimbabwe [Private] Ltd.

FIGURE 1


                          CASMYN ACTIVITY IN ZIMBABWE


This is a map showing the country of Zimbabwe in relation to the continent of Africa, the Greenstone Belt of Zimbabwe, the location of the Company's mining properties and certain other mines in the area showing total historical gold production in ounces and recovered gold grade per ton.

FIGURE 2


                          MINE PRODUCTION STATISTICS

This is a chart showing the Company's Zimbabwe mines along with competing mines in the area along with total gold production in ounces and recovery grade of gold in ounces per ton.

FIGURE 3


                         LOCALITY AND GEOLOGICAL MAPS

This is a map depicting the geological formations in the country of Zimbabwe and the location of the Company's mines in relation to those formations.

FIGURE 4


                            ZAMBIAN COPPER PROJECT


This is a map showing the location of major copper producers in Zambia relative to granite domes and the location of the area covered by the Company's prospecting license.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation, whether pending or threatened, to which it is or may become a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Registrant's Common stock is publicly traded in the over-the-counter market and is listed on the Bulletin Board maintained by members of the National Association of Securities Dealers, Inc. under the symbol "CMYN". For the six fiscal quarters prior to April 1994, there was no established public trading market for the Company's common stock. The following table sets forth the range of approximate high and low bid quotations since March 31, 1994, which represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. The prices are based upon information obtained from the National Daily Quotation Service published by the National Daily Quotation Bureau, Inc.

============================================================
                                              High     Low
============================================================

Quarter from April 1, 1994                   $13.00   $  .95
to June 30, 1994
------------------------------------------------------------
Quarter from July 1, 1994                    $13.50   $8.125
to September 30, 1994
============================================================
Quarter from October 1, 1994                 $9.687   $ 7.75
to December 31, 1994
============================================================
Quarter from January 1, 1995                 $ 8.00   $ 7.00
to March 31, 1995
============================================================
Quarter from April 1, 1995                   $ 8.50   $ 6.00
to June 30, 1995
------------------------------------------------------------
Quarter from July 1, 1995                    $ 9.00   $ 6.00
to September 30, 1995
------------------------------------------------------------
Quarter from October 1, 1995                 $21.50   $ 8.00
to December 31, 1995
------------------------------------------------------------
Quarter from January 1, 1996                 $20.00   $16.00
to March 31, 1996
------------------------------------------------------------
Quarter from April 1, 1996                   $18.00   $15.00
to June 30, 1996
------------------------------------------------------------
Quarter from July 1, 1996                    $16.50   $13.00
to September 30, 1996
============================================================

On December 17, 1996, the closing bid quotation for the Company's common stock was $ 9.25 per share. However, there is no assurance that a market in the Company's securities will continue. As of December 17, 1996, there were 953 shareholders of record of the Company's common stock (including brokerage firms and/or other nominees who may hold shares for multiple investors).

Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available subject to the dividend and liquidation rights of any preferred stock that may be issued.

The Company has never paid cash dividends on its stock and does not anticipate doing so in the foreseeable future. Rather, the Company has determined to utilize any earnings in the expansion of its business. Such policy is subject to change, based on current industry and market conditions, as well as other factors beyond the control of the Company.

ITEM 6.  SELECTED FINANCIAL INFORMATION

The selected consolidated historical financial data presented below as of and for the years ended September 30, 1993, 1994, 1995 and 1996 are derived from the Company's audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein (amounts in $000's except per share amounts).

                                               YEAR                 YEAR                 YEAR                  YEAR
                                               ENDED                ENDED                ENDED                 ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,
                                              1993(1)               1994                1995                  1996(2)
                                    ------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                     $   75                $  601              $    382               $   630
                                    ------------------------------------------------------------------------------------
Costs and expenses:
 Mineral operations                               -                     -                     -                   959
 Cost of water purification revenues              1                   603                   490                     -
 General and administrative
  expense                                     1,076                 3,224                 3,908                 2,696
 Compensatory stock option
  expense                                         -                     -                   955                   364
 Depreciation, depletion and
  amortization                                   80                    39                    99                   232
 Mineral exploration expense                      -                     -                 1,010                   423
 Research and development                        85                    15                   185                     -
 Mergers and acquisitions                         -                     -                   135                   482
 Write down of assets                           399                   908                     -                   673
                                    ------------------------------------------------------------------------------------
          Total costs and
           expenses                           1,641                 4,789                 6,782                 5,829
                                    ------------------------------------------------------------------------------------

Loss from operations                         (1,566)               (4,188)               (6,400)               (5,199)
                                    ------------------------------------------------------------------------------------
Other income (expense):
 Equity in net loss of affiliate(2)               -                     -                     -                (3,178)
 Minority interest in net loss
  of consolidated subsidiary                  1,302                 4,581                 3,502                     -
 Gain (loss) on sale of
  investments                                   (14)                  253                  (150)                    -
 Other income (expense)                         (16)                   45                   (27)                   56
                                    ------------------------------------------------------------------------------------
          Other income, net                   1,272                 4,879                 3,325                 3,122
                                    ------------------------------------------------------------------------------------
Income (loss) from continuing
 operations                                    (294)                  691                (3,075)               (8,321)
Gain (loss) from discontinued
 operations                                    (292)                 (644)                   33                     -
                                    ------------------------------------------------------------------------------------
Net income (loss)                            $ (586)               $   47               $(3,042)              $(8,321)
                                    ====================================================================================

Income (loss) per common share:
  Income (loss) from continuing              $(0.09)               $ 0.14               $ (0.40)              $ (1.16)
   operations
  Income (loss) from
   discontinued operations                    (0.09)                (0.13)                    -                     -

                                    ------------------------------------------------------------------------------------
Net income (loss)                            $(0.18)               $ 0.01               $ (0.40)              $ (1.16)
                                    ====================================================================================
Weighted average number of
 common shares outstanding                    3,244                 4,946                 7,651                 7,149
                                    ====================================================================================

SUPPLEMENTAL LOSS PER SHARE INFORMATION - Had the 2,707,000 preferred shares been outstanding as common for the entire fiscal year ended September 30, 1996, the weighted average common shares outstanding would have been 9,604,272 and the loss per common share would have been ($0.87).

SUPPLEMENTAL FINANCIAL INFORMATION - Had the Company converted the preferred shares it held as an investment in VETI to common shares at the beginning of the current fisal year, the net loss and earnings per share for the year ended September 30, 1996 would have been as follows:

Net loss                                    $(6,700)
Net loss per share                          $ (0.94)

                                           SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,
                                              1993(1)              1994                 1995                  1996(2)
                                    ------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                 $2,309                $3,369              $14,316                $22,317
Long term debt                                  207                   110                5,071                  5,071
Stockholders' equity (deficit)                 (507)                2,214                8,144                 13,193

Note (1): The Company was inactive during the year ended September 30, 1992, therefore consolidated financial data for that period has been omitted.

Note (2): Consolidated financial statements for fiscal years prior to fiscal 1996 include financial statements of VETI and its subsidiaries on a consolidated basis due to the Company acquiring a controlling voting interest in VETI in fiscal year 1995 and accounting for the acquisition of the investment in VETI as a combination of entities under common control. Effective September 30, 1996, the Company reduced its voting interest in VETI and as of that date has recorded its investment in VETI using the equity method. The consolidated statements of operations for fiscal year 1996 reflects an equity method presentation retroactive to the beginning of the year.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

During the years ended September 30, 1996, 1995 and 1994, the Company operated in two business segments: mineral resource development ("mining") and water purification systems ("water purification") through its investment in VETI. See
Note 2 of Notes and the Consolidated Financial Statements.

During fiscal years 1996 and 1995, the business activities of the Company have centered around mineral resource development. The primary focus to date has been the acquisition and exploration of precious mineral resource properties in Zimbabwe, Zambia and South Africa and research and development related to minerals testing, process engineering and environmental technologies. In addition, the Company has positioned itself in the environmental industry through an equity investment in VETI. VETI is currently focused primarily on the development, manufacture, sales and management of water treatment equipment and facilities.

Effective September 30, 1996, the Company reduced its voting interest in VETI as a result of converting VETI perferred stock, which had voting rights per share equivalent to four (4) VETI common shares, to common shares of VETI. Therefore, as of September 30, 1996, the investment in VETI has been recorded in the consolidated balance sheet using the equity method of accounting and this method of accounting will be applied prospectively. The Company has elected, however, to provide a consolidated statement of operations for the year ended September 30, 1996 which reflects an equity method presentation retroactive to the beginning of the year. The consolidated financial statements as of September 30, 1995 and for the years ended September 30, 1995 and 1994 have not been restated. As a result the consolidated financial statements for the years ended September 30, 1996 are not readily comparable to those for the years ended September 30, 1995 and 1994.

Due to the operating losses of the Company or the availability of net operating loss carryforwards, there were no provisions for income taxes recorded in the consolidated financial statements for the years ended September 30, 1996, 1995 and 1994.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1995

As discussed above, the consolidated financial statements of the Company for fiscal years 1996 and 1995 are not comparable due to the change from consolidation to the equity method of accounting for the investment in VETI.
The following table is presented for the year ended September 30, 1995 to assist in the discussion of results of operations.

                                                                     1995                                 1996
                                                 ----------------------------------------------       ------------
                                                  Consolidated       Amounts       Consolidated       Consolidated
                                                      With        Attributable       Without             Without
                                                      VETI          to VETI            VETI                VETI
                                                 ----------------------------------------------       ------------
REVENUES:
  Precious Metals                                $         -     $         -      $         -          $   630,481
  Water Purification                                 382,158         382,158                -                    -
                                                 --------------------------------------------          -----------
   Total revenues                                    382,158         382,158                -              630,481
                                                 --------------------------------------------          -----------

Costs and expenses:
  Mineral operations                                       -               -                -              958,561
  Cost of water purification revenues                489,589         489,589                -                    -
  General and administrative expenses              3,908,099       2,471,492        1,436,607            2,696,135
  Compensatory stock option expense                  955,100          99,500          855,600              364,560
  Depreciation, depletion and amortization            98,805          32,272           66,533              232,019
  Mineral exploration expense                      1,010,334               -        1,010,334              423,717
  Research and development                           185,053         185,053                -                    -
  Write down of assets                                     -               -                -              672,560
  Mergers and acquisitions                           134,749               -          134,749              482,339
                                                 --------------------------------------------          -----------
Total costs and expenses                           6,781,729       3,277,906        3,503,823            5,829,891
                                                 ============================================          ===========
Loss from operations                             $(6,399,571)    $(2,895,748)     $(3,503,823)         $(5,199,410)
                                                 ============================================          ===========

Revenues for the year ended September 30, 1996, were $630,481 representing sales of gold produced in Zimbabwe. There were no gold sales in 1995. During the year ended September 30, 1996, the Zimbabwe mining properties were being updated and improved through a continuing major capital improvement program. As a result the mines have only been operated on a very limited basis since acquisition of the properties on January 31, 1996. Due to these low operating levels the fixed and variable mineral operations expenses of $958,561 related to the production of gold exceeded the revenues from gold sales by $328,080.

Total costs and expenses excluding the $958,561 related to gold production were $4,871,330 for the year ended September 30, 1996, compared to $3,503,823 for the year ended September 30, 1995, an increase of $1,367,507.

General and administrative expenses were $2,696,135 in 1996 compared to $1,436,607 in 1995, an increase of $1,259,528. This increase includes an increase in compensation expense, both direct and through consultants, of $822,514 due to the continued expansion of operations worldwide. Expenses related to professional services, primarily audit and legal increased by $185,505 in 1996 compared to 1995 primarily due to costs incurred in relation to filing an S-1 registration statement in September 1996. Travel related expenses increased $129,935 in 1996 compared to 1995 due mainly to increased travel to and between South Africa, Zimbabwe and Zambia related to the Company's operations in those countries. Other general and administrative expenses increased $121,574 in 1996 due to continued growth and expansion of the Company.

Compensatory stock option expense was $364,560 in 1996 compared to $855,600 in 1995, a decrease of $491,040. The decrease is due to the granting of the options in 1995 and the vesting of such options which dictated the year in which the expense was recognized. No compensatory options were issued in 1996.

Depreciation, depletion and amortization expense increased from $66,533 in 1995 to $232,019 in 1996, an increase of $165,486. This increase is due to the acquisition of the property and equipment in Zimbabwe and the related gold production in 1996.

Mineral exploration expenses decreased from $1,010,334 in 1995 to $423,717 in 1996, a decrease of $586,617, due to reduced exploration costs and land fees on various mineral properties under option to the Company in South Africa and emphasis placed on the start up of limited gold production at the Zimbabwe mines.

The Company recorded a write down of assets of $672,560 in 1996 to reserve against advances it had made to certain parties in Ghana pursuant to contracts to purchase unrefined gold. The write down was recorded due to the uncertainties that exist because of disputes and litigation surrounding the failure of the sellers to deliver the gold to the Company as required by the contracts. The Company is currently pursuing various options to recover the amounts advanced, and the Company believes that it will ultimately be successful in recovering either gold or the advances made under the contracts.

Merger and acquisition related expenses increased $347,590 in 1996 to $482,339 due to the Company's increase in developing new business opportunities around the world. These activities included the merger with Auromar, the temporary acquisition of WestAmerica Corporation, the Relief Canyon joint venture and other investment opportunities that the Company has evaluated during the year.

Total other income (expense), net was $(3,121,916) for the year ended September 30, 1996, compared to $3,324,714 for the year ended September 30, 1995. The principal reason for the total difference of $6,446,630 is due to the lack of comparability between years due to consolidation of VETI in fiscal 1995 versus consolidating the results of operations of VETI in an equity method presentation in fiscal 1996. In addition, minority interest in net loss of VETI of $3,502,401 (an other income item) was recorded in the consolidation in fiscal 1995 since minority common stockholders' equity of VETI was available to allocate VETI losses to. Once VETI minority common stockholders' equity was eliminated through allocation of VETI losses in fiscal 1996, all VETI losses were allocated in consolidation to Casmyn's preferred stockholders' equity, resulting in reporting equity in net loss of affiliate of $(3,177,953) (an other expense item). Exclusive of amounts reported relating to VETI, total other income (expense) was $56,037 in fiscal 1996 compared to $(177,687) in fiscal 1995, an increase of $233,724. The principal reason for this total increase was a loss on the sale of investments of $150,000 recorded in 1995 that did not occur in 1996. In addition, interest income earned on short term investments made by the Company and other income, offset by interest expense and other miscellaneous expenses, were $83,724 lower in 1996 compared to 1995.

In 1995 a subsidiary of VETI discontinued its metal fabrication segment, resulting in a net gain from discontinued operations of $32,429.

The Company anticipates that, in the short term, expenditures related to upgrading the newly acquired mining properties in Zimbabwe will exceed revenues derived from the sale of gold from the mines. The Company is in the process of preparing a capital improvement budget for the Zimbabwe properties. Additionally, the Company anticipates that expense levels experienced in the year ended September 30, 1996 relating to active exploration programs in various countries will continue for the foreseeable future. The Company charges to expense all mineral resource exploration and development costs until the mineral property to which they relate is determined to have resources for which recovery is economically feasible. Costs are then capitalized until the mineral property to which they relate is placed into production, sold, abandoned or written down where there is an impairment in value. Capitalized costs are to be charged to future operations on a unit-of-production basis. The Company estimates that total proven and probable gold reserves at the Zimbabwe Properties are approximately 1,020,000 ounces (See Item 2 "Description of Property"). Independent engineering studies are currently underway which may cause this estimate to change. The gold occurs in sulfides, oxides and old mill tailings.

YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1994

Revenues for the year ended September 30, 1995, were $382,158 compared to $600,714 for the year ended September 30, 1994. The $218,556 decrease was due primarily to a decrease of $34,383 from assaying and minerals testing services and a decrease of $184,173 from sales of water purification products. The decrease in assaying and minerals testing was due to discontinuance of those services. The decrease in sales of water purification products was the result of sales efforts being directed to market analysis and new product design and testing thereby reducing sales volume.

Costs and expenses were $6,781,729 for the year ended September 30, 1995, compared to $4,789,219 for the year ended September 30, 1994, an increase of $1,992,510. $1,010,334 of this increase was due to land fees and exploration costs relating to active exploration programs presently under way on various mineral properties that are under option to the Company. Selling, general and administrative expenses increased $683,474 to $3,908,099 as a result of an increase in advertising and marketing costs of $260,071 due to various programs relating to the introduction of the Company's water purification systems in the U.S. and foreign markets. Other general and administrative expenses increased $423,403 for the year ended September 30, 1995 compared to the year ended September 30, 1994 due primarily to increased professional and consulting expenses. Compensatory stock option expense increased to $955,100 for the year ended September 30, 1995 due to the granting of non-qualified stock options during the year. Mergers and acquisitions expenses increased to $134,749 for the year ended September 30, 1995 due to expenses incurred relating to the acquisition of the Zimbabwe mining properties. The above increases were offset by a decrease in the cost of water purification revenues of $113,089 to $489,589 for the year ended September 30, 1995 as a result of the corresponding decrease in sales volume and a decrease in write down of assets of $908,059 because no such transactions occurred during the year ended September 30, 1995.

Other income, exclusive of minority interest, decreased by $476,325 in the fiscal year ended September 30, 1995, compared to the fiscal year ended September 30, 1994, due mainly to gains on the sale of investments in related parties of $253,218 that were realized in 1994 with a loss on sale in investments in related parties of $150,000 in 1995. Minority interest in the net loss of consolidated subsidiary decreased $1,078,293 to $3,502,401 for the fiscal year ended September 30, 1995.

The Company discontinued its metal fabrication business segment in fiscal 1995 recognizing a loss from discontinued operations in the year ended September 30, 1995 of $77,354 compared to a loss of $643,767 for the year ended September 30, 1994. A gain of $109,783 was recognized on the disposal of certain metal fabrication equipment during 1995.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 1996, the Company's working capital was $737,106, including $4,046,194 in cash and cash equivalents. The Company has acquired certain mineral properties in Zambia and South Africa and on January 31, 1996 concluded the acquisition of certain mining properties and assets in Zimbabwe for $4,526,415 cash plus applicable taxes of $993,660 to be paid upon assessment, subject to certain adjustments.

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures on mineral resource development projects in South Africa, mineral exploration and facility upgrades at the Zimbabwe mining properties and a mineral exploration program currently underway in Zambia. The Company will use current cash and cash equivalents to fund the on-going projects in the short term and anticipates that it will be able to secure additional debt and/or equity financing to fund longer term projects although there can be no assurance that any such financing will be secured or the amounts thereof. As evidence of the Company's ability to secure debt and/or equity financing, on July 19, 1995 the Company placed a $5,000,000, 2.5%, unsecured Convertible Debenture, due July 31, 2000, ("Debenture") with Societe Generale, Paris, France ("Holder"). Interest is payable semi-annually commencing January 31, 1996, which, at the election of the Company, may be paid through the issuance of shares of common stock of the Company. Additionally, in the year ended September 30, 1996 the Company has received $12,975,683, net of commissions and other expenses related to the transactions, through issuance of 1,159,091 units, consisting of warrants and shares of restricted common stock in exempt private transactions.

Additionally, on November 8, 1996, the Company completed a private placement of 155,000 units for total net proceeds of $1,410,500. During the fiscal year ended September 30, 1995, the Company completed private placements of 405,000 Common Shares and 714,286 units for total net proceeds of $7,002,859, and completed placement of a $5,000,000, 2.5%, unsecured, convertible debenture for net proceeds of $4,700,000 (See Notes to the Consolidated Financial Statements). Additionally, during the year ended September 30, 1995 VETI completed private placements of 500,000 common shares and 1,000,000 units for total net proceeds of $3,375,000. During the fiscal year ended September 30, 1994, the Company completed a private placement of 378,055 shares of common stock for net proceeds of $1,908,000.

Net Cash Used in Operating Activities. Net cash used in operating activities was $2,775,931 for the year ended September 30, 1996 due to net loss (before depreciation and other non-cash expenses) of $3,693,342 which was due primarily to the increased expenses related to the Zimbabwe mining operations and increased consulting and compensation expenses, net cash provided by operations of $35,473 from decreases of accounts receivable and inventory in the Zimbabwe operation, net cash used in operations of $190,980 from increases in amounts due from related parties and other assets, and net cash provided by operations of $1,072,898 due to increases in accounts payable and accrued liabilities. Net cash used in operating activities was $5,996,061 for the year ended September 30, 1995 and $4,476,585 for the year ended September 30, 1994, an increase of $1,519,476. The increase in net cash used in operating activities in 1995 was due principally to the increase in the net loss (before depreciation and other non-cash expenses) of $1,243,071 because of active exploration programs conducted on mineral properties and increased costs and expenses relating to sales of water purification systems.

Net Cash Used in Investing Activities. Net cash used in investing activities was $15,229,727 for the year ended September 30, 1996 due to the purchase of certain businesses in Zimbabwe, the development of certain mineral properties and assets in Zimbabwe, purchases of property and equipment at the Zimbabwe mining properties and investments in VETI, and the Relief Canyon joint venture. During the year ended September 30, 1995, the Company received $1,487,538 from the sale of investments, and $209,324 from the sale of assets; this was offset by an increase in investments in and advances to affiliates of $650,000, and $239,749 that was used to purchase property and equipment. These transactions resulted in net cash provided by investing activities of $807,113. In the year ended September 30, 1994, proceeds from the sale of investments and assets of $1,368,220 were the major source of cash from investing activities, offset by an increase in investments in and advances to affiliates of $626,120, and purchase of property and equipment $142,530. These transactions resulted in net cash provided by investing activities of $599,570.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $17,774,060 for the year ended September 30, 1996 due to the Company receiving $17,725,685 from the collection of funds, net of costs, from private placements of common stock and $200,400 received from the exercise of stock options, offset by the repayment of long-term debt of $152,025. As discussed above, during the year ended September 30, 1995, the Company received $4,700,000 (net of debt issuance costs) from the placement of a debenture, $3,060,712 from the issuance of common stock of the Company and $1,326,564 from the issuance of VETI and VVC common stock, offset by repayment of long-term debt of $42,609, resulting in net cash provided by financing activities of $9,044,667. During the year ended September 30, 1994, the Company received $1,100,000 from the issuance of common stock of the Company, and $3,080,820, from the issuance of VETI and VVC common stock, offset by repayment of long-term debt of $107,003, resulting in net cash provided by financing activities of $4,073,817.

INFLATION AND CHANGING PRICES

The Company's consolidated financial statements are prepared on a historical cost basis of accounting, and as such do not recognize changes in purchasing power. In addition, since the gold production at the Company's Zimbabwe mining properties have only been in limited production, operations have not been materially affected by trends in the price of gold or inflation.

The Company's gold mining operations are located in Zimbabwe which is considered to be a desirable location. All of the Company's gold production is sold to the Zimbabwe government refinery at the current world gold spot price as quoted in Zurich, Switzerland. All gold sales are settled in U.S. dollars. The spot gold price at January 7, 1997 was $358.40 per ounce while the 400 day moving average spot gold price was $386.60 per ounce.

ITEM 8.  FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

                                                                          Page
                                                                          ----
I.  Consolidated Financial Statements of Casmyn Corp.

    Independent Auditors' Report.......................................... 33

    Consolidated Balance Sheets as of September 30, 1996 and 1995 ........ 34

    Consolidated Statements of Operations for the
     Years Ended September 30, 1996, 1995 and 1994........................ 35

    Consolidated Statements of Stockholders' Equity (Deficiency)
     for the Years Ended September 30, 1996, 1995 and 1994 ............... 36

    Consolidated Statements of Cash Flows for the Years
     Ended September 30, 1996, 1995 and 1994.............................. 37

    Notes to the Consolidated Financial Statements........................ 39

II. Consolidated Financial Statements of Vector Environmental
     Technologies, Inc.

    Independent Auditors' Report.......................................... 53

    Consolidated Balance Sheets as of September 30, 1996 and 1995 ........ 54

    Consolidated Statements of Operations for the
     Years Ended September 30, 1996, 1995 and 1994........................ 55

    Consolidated Statements of Stockholders' Equity (Deficiency)
     for the Years Ended September 30, 1996, 1995 and 1994................ 56

    Consolidated Statements of Cash Flows for the Years
     Ended September 30, 1996, 1995 and 1994.............................. 57

    Notes to the Consolidated Financial Statements........................ 58

                                      -30-

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Casmyn Corp.

We have audited the accompanying consolidated balance sheets of Casmyn Corp. and subsidiaries (collectively, the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Casmyn Corp. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during the year ended September 30, 1996, the Company reduced its voting interest in Vector Environmental Technologies, Inc. and changed its method of accounting for this investment from consolidation to the equity method.


Deloitte & Touche LLP

Reno, Nevada
December 21, 1996

                                  CASMYN CORP.
                          CONSOLIDATED BALANCE SHEETS

                                           SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
-----------------------------------------------------------------------------------
                 ASSETS
                 ------
CURRENT ASSETS:
  Cash and cash equivalents                       $ 4,046,194           $ 4,938,945
  Common stock subscriptions receivable                     -             7,125,020
  Accounts receivable net of allowance
    of $88,837 and $0                                 210,748                33,872
  Inventories                                         517,837               312,069
  Prepaid expenses and other assets                    15,295               653,518
                                                  ---------------------------------
     Total current assets                           4,790,074            13,063,406
INVESTMENT IN AND ADVANCES TO AFFILIATES            2,748,031               204,227
PROPERTY AND EQUIPMENT, NET                        14,101,782               510,921
DUE FROM RELATED PARTIES, NET                         211,708                58,451
OTHER ASSETS                                          465,544               478,656
                                                  ---------------------------------
TOTAL ASSETS                                      $22,317,139           $14,315,661
                                                  =================================
-----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                $ 2,024,973           $   392,025
  Accrued taxes from acquisition                      993,660                     -
  Payable to joint venture                            623,000                     -
  Accrued liabilities                                 303,865               182,617
  Common stock subscription payable                         -                     -
  Current portion of long-term debt                   107,471                27,462
                                                  ---------------------------------
     Total current liabilities                      4,052,968               602,104
LONG-TERM DEBT                                         71,230                71,298
CONVERTIBLE DEBT                                    5,000,000             5,000,000
                                                  ---------------------------------
     Total Liabilities                              9,124,198               673,402
                                                  ---------------------------------
MINORITY INTEREST                                           -               498,663
                                                  ---------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 20,000,000
    shares authorized; none outstanding                     -                     -
  Common stock, $.04 par value; 300,000,000
    shares authorized; 12,512,133 and 8,604,637
    shares issued and outstanding                     500,485               344,185
  Additional paid-in capital                       25,735,368            11,859,844
  Accumulated deficit                             (12,389,109)           (4,067,783)
  Foreign currency translation adjustment            (653,803)                7,350
                                                  ---------------------------------
       Total stockholders' equity                  13,192,941             8,143,596
                                                  ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $22,317,139           $14,315,661
                                                  =================================

The accompanying notes are an integral part of these consolidated financial statements

                                  CASMYN CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

=========================================================================================
                                                1996             1995            1994
-----------------------------------------------------------------------------------------
REVENUES:
  Precious metals                           $    630,481    $           -      $        -
  Water purification                                   -          382,158         566,331
  Consulting and management fees                       -                -          34,383
                                            ---------------------------------------------
                                                 630,481          382,158         600,714
                                            ---------------------------------------------
COSTS AND EXPENSES:
  Mineral operations                             958,561                -               -
  Cost of water purification revenues                  -          489,589         602,678
  General and administrative expenses          2,696,135        3,908,099       3,224,625
  Compensatory stock option expense              364,560          955,100               -
  Depreciation, depletion and amortization       232,019           98,805          38,563
  Mineral exploration expense                    423,717        1,010,334               -
  Write down of assets                           672,560                -         908,059
  Research and development                             -          185,053          15,294
  Mergers and acquisitions                       482,339          134,749               -
                                            ---------------------------------------------
                                               5,829,891        6,781,729       4,789,219
                                            ---------------------------------------------

LOSS FROM OPERATIONS                          (5,199,410)      (6,399,571)     (4,188,505)
                                            ---------------------------------------------

OTHER INCOME (EXPENSE):
Equity in net loss of affiliate               (3,177,953)               -               -
Minority interest in net loss of
 consolidated subsidiary                               -        3,502,401       4,580,694
Gain (loss) on sale of investments                     -         (150,000)        253,218
Interest income (expense) - net                   47,463          (44,863)         49,871
Other income (expense) - net                       8,574           17,176           4,451
                                            ---------------------------------------------
     Other income (expense), net              (3,121,916)      (3,324,714)      4,879,332
                                            ---------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS      (8,321,326)      (3,074,857)        690,827
DISCONTINUED OPERATIONS:
Loss from discontinued operations                      -          (77,354)       (643,767)
Gain on disposal of discontinued operations            -          109,783               -
                                            ---------------------------------------------
  Gain (loss) from discontinued operations             -           32,429        (643,767)
                                            ---------------------------------------------
NET INCOME (LOSS)                           $ (8,321,326)   $  (3,042,428)     $   47,060
                                            =============================================
-----------------------------------------------------------------------------------------
INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations    $      (1.16)   $       (0.40)     $     0.14
Income (loss) from discontinued operations             -                -      $    (0.13)
                                            ---------------------------------------------
NET INCOME (LOSS)                           $      (1.16)   $       (0.40)     $     0.01
                                            =============================================
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                               7,148,742        7,651,336       4,946,454
                                            =============================================
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

                                  CASMYN CORP.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                                          Foreign         Total
                                Number                                     Additional                     Currency    Stockholders'
                               of Common     Common        Preferred         Paid-in      Accumulated    Translation     Equity
                                Shares       Stock           Stock           Capital        Deficit      Adjustment    (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1993                          3,244,296   $  129,765   $       -         $    435,876    $( 1,072,415)   $       -  $   (506,774)
                             ------------------------------------------------------------------------------------------------------
Adjustment to reflect
 acquisition of Casmyn USA,
 Inc., under accounting for
 companies under common
 control                               -            -           -             (149,990)              -            -      (149,990)
Issuance of shares in
 exchange for investment in
 related party                 3,500,000      140,000           -               10,000               -            -       150,000
Issuance of shares in
 exchange for options to
 purchase mineral rights         325,000       13,000           -              184,227               -            -       197,227
Private placement                378,055       15,122           -            1,892,878               -            -     1,908,000
Gain on sale of investment in
 related party                         -            -           -              568,424               -            -       568,424
Net income                             -            -           -                    -          47,060            -        47,060
                             ------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1994                          7,447,351      297,887           -            2,941,415      (1,025,355)           -     2,213,947
                             ------------------------------------------------------------------------------------------------------
Issuance of shares for
 consulting services              38,000        1,520           -              188,480               -            -       190,000
Private placements               405,000       16,200           -            2,236,650               -            -     2,252,850
Private placement of units       714,286       28,578           -            4,721,431               -            -     4,750,009
Gain on sale of investment in
 related party                         -            -           -              916,268               -            -       916,268
Issuance of compensatory
 stock options                         -            -           -            1,220,160               -            -     1,220,160
 Less: deferred compensation           -            -           -             (364,560)              -            -      (364,560)
Foreign currency translation
 adjustment                            -            -           -                    -               -        7,350         7,350
Net loss                               -            -           -                    -      (3,042,428)           -    (3,042,428)
                             ----------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1995                          8,604,637      344,185           -           11,859,844      (4,067,783)       7,350     8,143,596
                             ----------------------------------------------------------------------------------------------------
Conversion to preferred stock (2,707,000)    (108,280)    270,700             (162,420)              -            -             -
Private placement of units     1,159,091       46,364           -           12,929,319               -            -    12,975,683
Shares issued in lieu of
 interest                          7,302          292           -              120,600               -            -       120,892
Deferred compensation                  -            -           -              364,560               -            -       364,560
Exercise of stock options         40,000        1,600           -              198,800               -            -       200,400
Acquisition of WestAmerica       606,061       24,243           -            6,755,459               -            -     6,779,702
Rescission of acquisition of
 WestAmerica                    (606,061)     (24,243)          -           (6,755,459)              -            -    (6,779,702)
Conversion to common stock     2,707,000      108,280    (270,000)             162,420               -            -             -
Acquisition of Auromar         2,701,103      108,044           -              262,245               -            -       370,289
Foreign currency translation
 adjustment                            -            -           -                    -               -     (661,153)     (661,153)
Net loss                               -            -           -                    -      (8,321,326)           -    (8,321,326)
                             -----------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1996                         12,512,133   $  500,485   $       -         $ 25,735,368   $ (12,389,109)  $ (653,803)  $13,192,941
                             =====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                                  CASMYN CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                           ---------------------------------------------
                                                                 1996            1995            1994
                                                           ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (8,321,326)    $(3,042,428)    $     47,060
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Depreciation, depletion and amortization                     232,019         101,555           71,290
   Equity in net loss of affiliate                            3,177,953               -                -
   Minority interest in net loss of consolidated subsidiary           -      (3,502,401)      (4,580,694)
   Write down of assets                                         672,560               -          908,059
   (Gain) loss on sale of investments                                 -         150,000         (253,218)
   Gain on sale of assets                                             -        (109,783)               -
   Compensatory stock option expense                            364,560         955,100                -
   Amortization of debt issue costs                              60,000          10,000                -
   Other non-cash expense                                       120,892         390,000            2,617
   (Increase) decrease in accounts receivable                  (210,748)        102,834          (54,309)
   Decrease in inventories                                      246,221         140,460           58,349
   Increase in prepaid expenses and other assets               (126,891)       (730,891)        (273,941)
   Increase in accounts payable                                 820,616          15,432          162,273
   Increase (decrease) in accrued liabilities                   252,282         (32,527)               -
   Increase in amounts due from related parties                 (64,069)       (443,412)        (564,071)
                                                           ---------------------------------------------
     Net cash used in operating activities                   (2,775,931)     (5,996,061)      (4,476,585)
                                                           ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired *              (4,354,428)              -                -
Decrease in cash due to change in accounting for
 investment in VETI**                                          (459,708)              -                -
Proceeds from sale of investments in related parties                  -       1,487,538        1,366,220
Proceeds from sale of assets                                          -         209,324            2,000
Increase in other assets                                       (139,099)              -                -
Increase in investment in and advances to affiliates         (3,190,567)       (650,000)        (626,120)
Purchase of property and equipment                           (7,085,925)       (239,749)        (142,530)
                                                           ---------------------------------------------
     Net cash (used in) provided by investing activities    (15,229,727)        807,113         (599,570)
                                                           ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                     17,725,685       3,060,712        1,100,000
Issuance of common stock for exercise of stock options          200,400               -                -
Issuance of VETI and VVC common stock                                 -       1,326,564        3,080,820
Proceeds from convertible debt                                        -       5,000,000                -
Repayments of long-term debt                                   (152,025)        (42,609)        (107,003)
Payment of debt issue costs                                           -        (300,000)               -
                                                           ---------------------------------------------
     Net cash provided by financing activities               17,774,060       9,044,667        4,073,817
                                                           ---------------------------------------------
Foreign currency translation adjustment                        (661,153)          7,350                -
                                                           ---------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (892,751)      3,863,069          196,802

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  4,938,945       1,075,876          879,074
                                                           ---------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                     $  4,046,194     $ 4,938,945     $  1,075,876
                                                           =============================================

                                                                     (CONTINUED)

  The accompanying notes are an integral part of these consolidated financial statements

                                 CASMYN CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                  (CONTINUED)

                                                                               --------------------------------------------
                                                                                   1996              1995            1994
                                                                               --------------------------------------------
CASH PAID FOR INTEREST                                                         $   147,169     $     12,605        $ 22,521
                                                                               ============================================

NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock for subscriptions receivable                        $         -     $  7,125,002        $808,000
  Transfer of equipment to related parties                                               -          (36,641)              -
  Issuance of common stock for services                                                  -          390,000               -
  Issuance of common stock for payment of interest                                 120,892                -               -
  Issuance of common stock for mineral properties                                        -                -         197,227
  Increase in due to related parties and decrease in additional
   paid-in capital for acquisition of Casmyn USA, Inc.                                   -                -         149,990
  Investment in related party received for repayment of debt                             -                -         173,046
  Issuance of common stock for investment in related party                               -                -         150,000
  Acquisition of equipment with notes payable                                            -                -          24,302
  Exchange of investment in Auromar for investment in VETI                         204,227                -               -
  Conversion of common stock to preferred stock                                    270,700                -               -
  Conversion of preferred stock to common stock                                    270,700                -               -
  Issuance of common stock to acquire WestAmerica                                6,779,702                -               -
  Rescission of acquisition of WestAmerica                                       6,779,702                -               -
  Property and equipment purchased through issuance of
      accounts payable and accrued liabilities                                   1,036,527                -               -
  Decrease in investment in VETI and increase in advances
      to VETI for dividends on preferred stock                                     237,500                -               -

---------------------------------------------------------------------------------------------------------------------------

* PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED:
  Working capital, other than cash                                             $  (108,227)    $          -        $      -
  Mineral properties                                                            (4,945,600)               -               -
  Property and equipment                                                          (896,516)               -               -
  Accrued taxes from acquisition                                                   993,660                -               -
  Stock issued                                                                     370,289                -               -
  Capital lease obligations                                                        231,966                -               -
                                                                               --------------------------------------------
     Net cash used to acquire businesses                                       $(4,354,428)    $          -        $      -
                                                                               ============================================

**Impact on the Company's 1996 consolidated balance sheet resulting from the change from consolidation to the equity method of accounting for the investment in VETI:

  Current assets                                                               $   439,673
  Investment in and advances to affiliates                                        (654,853)
  Property and equipment, net                                                      141,688
  Other assets                                                                       3,024
  Current liabilities                                                             (389,240)
                                                                               -----------
Decrease in cash due to change in accounting for investment in VETI            $  (459,708)
                                                                               ===========

                                  CASMYN CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Casmyn Corp. ("Casmyn" or the "Company") was incorporated in Colorado on December 4, 1984. Casmyn was in the development stage from its inception through August 1994 when it purchased for approximately $150,000 all of the common stock of Casmyn USA, Inc. ("Casmyn USA") from Dahya Holdings, Inc., a related party. Casmyn USA's principal business was performing contract research and development services, primarily for related parties. The acquisition of Casmyn USA has been accounted for as a combination of entities under common control, which is a method similar to a pooling of interests. Therefore, the accompanying consolidated financial statements include assets and liabilities of Casmyn USA at their historical cost and operations of Casmyn USA for all years presented.

Effective August 12, 1996, pursuant to approval of a Plan of Arrangement by the Supreme Court of British Columbia, Canada, the Company acquired 100% of the outstanding common stock of Auromar Development Corporation ("Auromar", See Note
4).

Casmyn also has the following wholly owned subsidiaries: Casmyn Mining Corporation which serves as a holding company for the Company's mining operations and which is actively exploring for mineral resources in South Africa; Casmyn Zimbabwe (Private) Ltd. which acquired and is conducting mining operations in Zimbabwe; Copperbelt Associates, Limited which is actively exploring for mineral resources in Zambia; Casmyn Technologies, Ltd. which conducts research and development of water purification technology; Casmyn Desalco, Ltd. to conduct research and development on desalinization projects; and Vector South Africa, Ltd. which is licensed in South Africa to sell water purification systems.

On June 29, 1995, the Company acquired an equity interest in Vector Environmental Technologies, Inc. ("VETI") through the acquisition of 3,000,000, 5%, cumulative, convertible, voting preferred shares of VETI ("Preferred Shares"), in exchange for approximately $2,400,000 in debts owing to the Company. On September 29, 1995, Casmyn purchased an additional 1,000,000 Preferred Shares of VETI at $2.00 per share. VETI is related to Casmyn through the existence of certain common officers, directors and significant stockholders. Under the terms of the Preferred Shares, effective September 30, 1996, the Company converted these Preferred Shares into common stock of VETI, resulting in the Company owning approximately 24.3% of the common stock of VETI. During the fourth quarter of fiscal 1996, the Company exchanged 425,750 common shares of Auromar held as an investment for 1,532,700 restricted common shares of VETI, thereby increasing its percentage ownership in VETI to approximately 30.8% at September 30, 1996.

VETI operates through its 95% owned subsidiary, Vector Venture Corp. ("VVC"), and various wholly owned subsidiaries: Vector Venture Corp., which holds certain technologies and licenses; Vector Manufacturing Corp. ("VMC"), which provides purchasing and manufacturing services; Vector Vietnam, Ltd., which holds and manages Vietnamese operations; Alpine Water Purification, Inc., which markets consumer water treatment equipment; STOX Systems, Inc., which markets hazardous materials storage systems; CGL Technologies, Inc., which performs research and development of water purification technologies; Vector India, which was formed to develop business in India; and Vector Water Technologies, which markets water purification systems in the United Arab Emirates.

BASIS OF PRESENTATION

Consolidated financial statements for the fiscal years ended September 30, 1994 and 1995 and subsequent interim quarterly periods in fiscal 1996 included the financial statements of VETI on a consolidated basis due to the Company having a voting controlling interest in VETI and accounting for the acquisition of its investment in VETI as a combination of entities under common control. This voting controlling interest arose through the provisions of the Preferred Shares held by the Company, whereby each Preferred Share was entitled to the equivalent of four (4) common share votes. Effective September 30, 1996, the Company converted these Preferred Shares into common shares and thereby relinquished its voting control of VETI. Therefore, as of September 30, 1996, the investment in VETI has been recorded in the consolidated balance sheet using the equity method of accounting and this method of accounting will be applied prospectively from that date. The consolidated statement of operations for the year ended September 30, 1996 reflects an equity method presentation retroactive to the beginning of the year. The consolidated financial statements as of September 30, 1995 and for the years ended September 30, 1995 and 1994 have not been restated.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Casmyn and its wholly owned and controlled subsidiaries (collectively, the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

DISCONTINUED OPERATIONS

In 1995, VMC discontinued its metal fabrication segment. The results of the metal fabrication segment have been reported separately as discontinued operations in the accompanying consolidated statements of operations for the years ended September 30, 1995 and 1994. Sales for the metal fabrication segment were $12,379 and $519,167 during the years ended September 30, 1995 and 1994.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 1996 and 1995, bank balances held in excess of Federally insured limits were $576,646 and $1,085,516 respectively.

INVENTORIES

Inventories at September 30, 1996 consist principally of mining supplies and are stated at the lower of cost or market. Cost is determined on a weighted average basis. Inventories at September 30, 1995 are stated at the lower of cost or market. Cost is determined using the first-in first-out method. Cost includes material, labor and manufacturing overhead costs.

PROPERTY AND EQUIPMENT

Mineral properties - Mineral properties are stated at acquisition cost. Mineral exploration and development costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body are capitalized. Acquisition and capitalized costs are charged to future operations using a unit-of-production method over the estimated life of the ore body. If a property is determined not to be commercially feasible, unrecoverable costs are expensed in the year such determination is made. On-going development expenditures to maintain production are generally charged to operations as incurred.

When the Company enters into agreements for the acquisition of interests in mineral properties that provide for periodic payments, such amounts are not recorded as a liability since they are payable entirely at the Company's discretion. Such payments, when made, are recorded as mineral exploration expense. If payments are not made, such non-payment will result in the write-off of the related investment in mineral properties.

Buildings - Buildings are depreciated on a straight-line basis over their estimated useful lives of forty years.

Other property and equipment - Other property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over their estimated useful lives of three to seven years.

REVENUE RECOGNITION

Revenue from sale of gold production is recognized when products are delivered to the buyer. Revenues from sale of water purification equipment is recognized when goods are shipped to customers.

INCOME (LOSS) PER SHARE

Income (loss) per common share is computed on the basis of the weighted average number of shares outstanding and common stock equivalents when dilutive. If the preferred stock had been outstanding as common stock during the entire fiscal year, the loss per share for fiscal 1996 would have been $(0.87).

FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 1995 and 1994 consolidated financial statements and notes have been reclassified to conform with the 1996 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes, based upon current information that the carrying value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments. The fair value of amounts due from related parties is not determinable because of the related party nature of the amounts. The Company estimates the fair value of its long-term debt approximates its carrying value because interest rates on the debt approximate market rates. It is not practicable to estimate the fair value of the convertible debt as there were no quoted market prices for the same or similar issues.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March 1995. This statement, effective for the Company's fiscal year ending September 30, 1997, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes the adoption of SFAS No. 121 will not have a significant effect on the financial position or results of operations of the Company.

The FASB issued SFAS No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" in October, 1995. This statement, effective for the Company's fiscal year ending September 30, 1997, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Management's current intention is to continue to follow APB Opinion No. 25 and therefore it believes that if SFAS No. 123 had been adopted at September 30, 1996, it would not have had a significant effect on the financial position or results of operations of the Company.

2.  BUSINESS SEGMENTS

After discontinuing its metal fabrication business segment the Company has operated principally in two business segments: mineral resource development ("mining") and development and sale of environmental technologies, principally water purification systems ("water purification"). During the year ended September 30, 1996, the Company operated in water purification through its equity investment in VETI. The Company's primary focus has been mineral resource development. During fiscal 1996 the Company acquired gold producing properties in Zimbabwe (See Note 4) which commenced operations on a limited basis in April 1996. Throughout fiscal 1996 most of the gold processing operations were shut down during a plant modernization and expansion program the first phase of which was substantially completed in September 1996. The Company's mining operations are based in Africa (Zimbabwe and South Africa).

                                                              Water            Corporate
(in thousands)                              Mining         Purification        and Other      Consolidated
-----------------------------------------------------------------------------------------------------------------
1996 (See Note 1)
Revenues                                     $   630        $    -              $     -        $   630
Loss from operations                          (2,690)            -               (2,509)        (5,199)
Equity in net loss of affiliate                    -        (3,178)                   -         (3,178)
Identifiable assets                           15,454         2,747                4,116         22,317
Depreciation, depletion and amortization         196             -                   36            232
Capital expenditures                          13,832             -                  133         13,965
-----------------------------------------------------------------------------------------------------------------
1995
Revenues                                     $     -        $  382              $     -        $   382
Loss from operations                          (1,314)       (3,268)              (1,818)        (6,400)
Identifiable assets                            4,259         5,486                4,571         14,316
Depreciation, depletion and amortization          28            35                   36             99
Capital expenditures                             138            91                   11            240
-----------------------------------------------------------------------------------------------------------------
1994
Revenues                                     $     -        $  566              $    35        $   601
Loss from operations                             (68)       (3,172)                (949)        (4,189)
Identifiable assets                              216         1,243                1,910          3,369
Depreciation, depletion and amortization           -             9                   30             39
Capital expenditures                             208            96                   60            364
-----------------------------------------------------------------------------------------------------------------

The Company has operations based in North America and Africa, and in Asia, through its equity investment in VETI. The table below presents information as to the Company's operations by geographic region.

(in thousands)                                   Africa         North America          Asia         Consolidated
--------------------------------------------------------------------------------------------------------------------
1996 (See Note 1)
Revenues                                          $   630        $     -             $     -         $   630
Loss from operations                               (2,175)        (3,024)                  -          (5,199)
Equity in net loss of affiliate                         -         (2,172)             (1,006)         (3,178)
Identifiable assets                                14,056          8,261                   -          22,317
--------------------------------------------------------------------------------------------------------------------
1995
Revenues                                          $     -        $   236              $  146         $   382
Loss from operations                               (1,315)        (4,963)               (122)         (6,400)
Identifiable assets                                 4,259          9,753                 304          14,316
--------------------------------------------------------------------------------------------------------------------
1994
Revenues                                          $     -        $   601              $    -         $   601
Loss from operations                                  (68)        (4,062)                (59)         (4,189)
Identifiable assets                                   216          3,142                  11           3,369
--------------------------------------------------------------------------------------------------------------------

3.   INVESTMENT IN AND ADVANCES TO AFFILIATES

The Company's investment in and advances to affiliates at September 30, 1996 and 1995 include the following:

                                                  1996       1995
                                            --------------------------
Investment in VETI                           $1,034,604     $        -*
Advances to VETI                              1,712,421              -*
Other                                             1,006        204,227
                                             -------------------------
Total                                        $2,748,031     $  204,227
                                             =========================

* Eliminated in consolidation

The advances to VETI bear interest at 9% per annum and are due one year from the date of the advance. The Company does not expect significant repayment of the advances from VETI during the year ending September 30, 1997; therefore, the advances are recorded as non-current.

Upon conversion of VETI Preferred Shares to common stock (see Note 1), preferred stock dividends in arrears receivable from VETI were $237,500. The Company decreased the investment in VETI by $237,500 and increased the advances from VETI by $237,500.

As discussed in Note 1, the Company reduced its voting interest in VETI as a result of converting VETI Preferred Stock to common stock. As of September 30, 1996, the Company has recorded its investment in VETI using the equity method and will apply this method of accounting prospectively from that date. The consolidated statement of operations for the year ended September 30, 1996 reflects an equity method presentation retroactive to the beginning of the year. Summarized financial information of VETI as of September 30, 1996 and the year then ended is as follows:

Sales                         $ 1,017,071
Loss from operations           (4,091,717)
Net loss                       (3,962,346)
Current assets                  2,645,458
Non-current assets              2,432,350
                              -----------
                              $ 5,077,808
                              ===========

Current liabilities           $ 2,659,276
Stockholders' equity            2,418,532
                              -----------
                              $ 5,077,808
                              ===========

4.  ACQUISITIONS

ZIMBABWE

Effective January 31, 1996, in accordance with the terms and conditions of a formal Purchase Agreement concluded in August 1995, the Company completed the acquisition of 100% of the shares of a group of five (5) private mining companies controlled by the Muir Family in Zimbabwe through E.W.B. Properties (Private) Limited ("EWB"). The total consideration for this acquisition was $4,071,415 plus applicable taxes estimated at $993,660. The acquisition includes mining claims on several producing gold mining properties covering approximately 2,965 acres in the Bubi Greenstone Gold Belt of Zimbabwe. These properties include infrastructure, mining and milling equipment. This acquisition was accounted for using the purchase method. The purchase price has been allocated to the net assets as follows:


Mineral properties                   $4,293,373
Property and equipment                  892,074
Working capital                         111,594
Capital lease obligations              (231,966)
Accrued taxes from acquisition         (993,660)
                                     ----------
                                     $4,071,415
                                     ==========

Also on January 31, 1996, the Company completed the acquisition of a 100% interest in the Dawn Mine property from Olympus Gold Mines Ltd. in Zimbabwe for approximately $455,000. The Dawn Mine is adjacent to the mines acquired in the EWB transaction. The purchase price has been allocated to mineral properties.

ZAMBIA

During the fiscal year ended September 30, 1996, the Company purchased 100% of the common shares of Copperbelt Associates Limited for $65,700. That company's only asset is a prospecting license covering certain properties in the Zambian Copperbelt. The purchase price of $65,700 was allocated to the prospecting license and has been recorded in mineral properties.

AUROMAR DEVELOPMENT CORPORATION

Effective August 12, 1996, pursuant to approval of a Plan of Arrangement by the Supreme Court of British Columbia, Canada, the Company acquired approximately 7,023,000 common shares of Auromar in exchange for approximately 2,701,000 common shares of the Company. This transaction has been accounted for as a purchase. The principal asset of Auromar was a 50% option in certain mineral properties in South Africa, which has been recorded at predecessor cost prior to its acquisition by Auromar. The Company had previously acquired the other 50% in the mineral properties (See Note 6). The purchase price has been allocated to the net assets as follows:

Working capital (including cash acquired of $171,987)         $169,620
Property and equipment                                           4,442
Mineral properties                                             196,227
                                                              --------
                                                              $370,289
                                                              ========

The Company had previously purchased 1,000,000 shares of common stock of Auromar, in exchange for 3,500,000 restricted common shares of the Company. The investment was valued at $150,000 based upon the Company's approximately 21% share of the historical cost basis of the net assets of Auromar. From April 25, 1994 through September 30, 1994, the Company purchased in the open market an additional 44,600 shares of Auromar common stock and sold 152,500 shares of Auromar common stock in the open market at a gain of $568,424. During the fiscal year ended September 30, 1995, the Company sold 466,350 shares of Auromar common stock in the open market at a gain of $916,268. Because of the intent to merge with Auromar, the gains on sale of Auromar stock have been recorded as an increase to additional paid-in capital. During the fourth quarter of 1996, the Company exchanged the remaining 425,750 common shares of Auromar for 1,532,700 restricted common shares of VETI. The VETI shares were recorded at the book value of the Auromar shares.

The following summary unaudited pro-forma consolidated results of operations give effect to the above acquisitions as though they had occurred on October 1, 1994.

Years ended September 30                     1996        1995
------------------------                   --------    --------
(In thousands except per share amounts)
Revenues                                    $ 1,503     $ 2,723
Net loss                                     (8,269)     (2,767)
Loss per common share                       $  (.84)    $  (.27)
                                            -------     -------

The unaudited pro-forma information is not necessarily indicative either of results of operation that would have occurred had the purchases been made on October 1, 1994, or future results of operations of the combined companies.

5.  WRITE DOWN OF ASSETS

As part of its efforts to expand mining activities to Ghana, the Company entered into contracts to purchase unrefined gold from certain parties during the year ended September 30, 1996, for final refining and sale at the Royal Canadian Mint in Ottawa, Canada. The Company was required to advance funds under the contracts and paid a total of $672,560 to the sellers. The Company has not received shipment of the gold as stipulated in the contracts and disputes and litigation have arisen between the parties. The Company believes that it will ultimately be successful in recovering the gold or the advances made under the contracts. However, because of the uncertainties related to this matter, the Company has fully reserved the advances made and recorded a loss on write down of assets of $672,560 in 1996.

VETI through its subsidiary, Vector Venture Corporation ("VVC")sought to acquire PERM Pelican, Inc. ("PERM") under an agreement dated March 10, 1993, however VVC's relationship with the seller of PERM deteriorated to the point where the VVC was unable to complete the acquisition. Consequently, on August 25, 1994 VVC commenced legal proceedings against PERM, the seller and certain principals of PERM. Due to the uncertainty regarding the ability of the Company to recover its investment in and advances to PERM, VETI wrote off $758,059 in the fiscal year ended September 30, 1994.

On November 29, 1991, prior to the current ownership of Casmyn, the Company purchased mineral properties in exchange for 2,400,000 of its restricted common shares. The purchase was recorded at $150,000, which represented the estimated predecessor cost of such properties. The Company did not develop these properties, and per the purchase agreement, the mineral properties reverted back to the original owners on April 1, 1994. Accordingly, the Company has written off the $150,000 as loss on write down of assets in the fiscal year ended September 30, 1994.

6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:

                                                        1996             1995
                                                     ---------------------------
         Mineral properties                          $ 6,041,524       $ 197,227
         Joint venture mineral properties (Note 13)    1,398,000               -
         Buildings                                     1,133,665               -
         Mining production equipment                   5,074,163               -
         Furniture, fixtures and office equipment        257,803         257,385
         Leasehold improvements                           63,004          36,207
         Automotive equipment - mining                   490,171         115,604
                                                     ---------------------------
                 Total                                14,458,330         606,423
         Accumulated depreciation, depletion and
          amortization                                  (356,548)       (147,959)
                                                     ---------------------------
         Net property and equipment                  $14,101,782       $ 458,464
         Construction in progress                              -          52,457
                                                     ---------------------------
         Total property and equipment, net           $14,101,782       $ 510,921
                                                     ===========================

On April 24, 1994, the Company entered into an agreement to acquire a three-year option to purchase certain mineral rights in South Africa from Diamond Fontein International, Ltd. ("DFI"), a related party. Consideration for the option was the issuance of 25,000 common shares at par value ($.04) or $1,000.

On August 4, 1994 and August 8, 1994, the Company acquired a 50% interest in certain mineral properties located in the Schweizer-Reneke region of South Africa and a 100% interest in certain properties located in the Schweizer-Reneke and Northern Transvaal regions of South Africa from DFI by the issue of 300,000 common shares valued at $196,227, which is the historical cost incurred by DFI relative to acquisition of the mineral rights. Effective August 12, 1996 the Company acquired Auromar (See Note 4) which owns the option to acquire the remaining 50% interest in certain of the mineral properties located in the Schweizer-Reneke region. This interest was also valued at $196,227.

7.  RELATED PARTY TRANSACTIONS

The Company conducts business with various companies that are related through the existence of certain common officers, directors and significant stockholders. As a result of these related party transactions, cash advances from and to the Company and other transactions, the Company had a net amount due from related parties at September 30, 1996 and 1995 of $211,708 and $58,451 respectively. These amounts are non-interest bearing and contain no formal repayment terms. During the year ended September 30, 1996 the Company paid approximately $602,000 for capital expenditures to a company of which a director of Casmyn Mining Zimbabwe (Private) Ltd. was also a director.

During the year ended September 30, 1996 the Company paid $74,456 to a related party for consulting services related to various Company programs and activities.

During 1995, the Company sold 250,000 shares of VETI common stock at a loss of $150,000.

Substantially all of the gain on sale of investments in the year ended September 30, 1994 arose from the sale of securities of related parties to unrelated parties.

8.  LONG-TERM AND CONVERTIBLE DEBT


Long-term debt consists of the following at September 30:

                                                                1996            1995
                                                             --------------------------
          Capital leases                                     $178,701           $     -

          Long-term debt repaid in 1996                             -            98,760
                                                             --------------------------
          Total                                               178,701            98,760
          Less current portion                                107,471            27,462
                                                             --------------------------
          Long-term portion                                  $ 71,230           $71,298
                                                             ==========================

Annual maturities under capital leases are as follows:

               1997                                         $ 154,544
               1998                                            79,059
                                                            ---------
                                                              233,603
Less amount representing interest                             (54,902)
                                                            ---------
Present value of net minimum lease payments                   178,701
Less current portion                                         (107,471)
                                                            ---------
Long-term portion                                           $  71,230
                                                            =========

On July 19, 1995 the Company placed a $5,000,000 2.5% unsecured convertible debenture due July 31, 2000 ("Debenture") with Societe Generale, Paris, France ("Holder"). Interest is payable semi-annually commencing January 31, 1996, which, at the election of the Company, may be paid through the issuance of common shares of the Company. The debenture provides for conversion to common stock of the Company at $6.00 per share for the first two years after issuance, increasing to $6.50 during the third year, $7.00 during the fourth year and $7.50 during the fifth year. Under the terms of the debenture, the Company is obligated, upon the election of the Holder, to issue additional shares of its common stock upon completion of the merger with Auromar such that the Holder would maintain its relative ownership interest in the Company upon conversion of the debentures. If elected by the Holder, under this provision, the Company would be required to issue 237,218 additional shares. The net proceeds from this debenture were $4,700,000 after deducting $300,000 in costs relating to the placement.

9.   STOCKHOLDERS' EQUITY

COMMON STOCK

On September 14, 1994, the Company completed a private placement of 378,055 shares of common stock for net proceeds of $1,908,000. During the year ended September 30, 1995, the Company completed private placements for a total of 405,000 shares of common stock for net proceeds of $2,252,850. On September 29, 1995, the Company completed a private placement of 714,286 units for net proceeds of $4,750,009. Each unit consists of one common share of the Company plus one warrant; two warrants plus $8.50 will entitle the holder to purchase one share of the Company's common stock. All warrants expire on October 1, 1997. VETI completed a private placement of 1,000,000 units in September 30, 1995, for net proceeds of $2,375,000 (see Note 12). At September 30, 1995, $7,125,002 of these amounts were included in common stock subscriptions receivable. The subscriptions receivable were collected subsequent to September 30, 1995.

On March 29, 1996, the Company completed a private placement of 750,000 units for net proceeds of $8,745,683. Each unit consists of one share of the Company's restricted common stock plus one warrant, two warrants plus $13.00 will entitle the holder to purchase one share of the Company's common stock. The warrrants are exercisable for a period of two years.

On September 11, 1996, the Company completed a private placement of 409,091 units for net proceeds of $4,230,000. Each unit consists of one share of the Company's restricted common stock plus one warrant, two warrants plus $11.00 will entitle the holder to purchase one share of the Company's common stock. The warrants are exercisable for a period of two years.

On November 8, 1996, the Company completed a private placement of 155,000 units for net proceeds of $1,410,500. Each unit consists of one share of the Company's restricted common stock plus one warrant; two warrants plus $10.00 will entitle the holder to purchase one share of the Company's common stock. The warrants are exercisable for a period of two years.

PREFERRED STOCK

The Company has authorized 20,000,000 shares of $.10 par value preferred stock. The Board of Directors is vested with the authority to divide the preferred shares into series and determine the relative rights and preferences at the time of issuance of the series.

On August 30, 1996, the Company converted 2,707,000 Series A preferred shares into 2,707,000 common shares. These preferred shares were originally issued on October 3, 1995, when the Company converted 2,707,000 of its common shares held directly or beneficially by the Company's President, Chief Executive Officer and Chairman of the Board, into 2,707,000 Series A preferred shares. Each share of Series A preferred stock was convertible, at the holder's option into one share of common stock and was entitled to the equivalent of five (5) common share votes.

COMPANY STOCK OPTIONS

During 1995, the Company adopted an Incentive Stock Option Plan (ISOP) which provides that a maximum of 800,000 options to purchase the Company's common stock may be granted to officers, employees and advisors of the Company. Options granted under the ISOP are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981 Act") as amended by the Tax Reform Act of 1986.

As of September 30, 1996, options to purchase 610,000 shares of common stock were granted under the ISOP. All options granted under the ISOP through September 30, 1996, have an exercise price of $5.00 per share which was equal to the market price per share on the date of grant. During the year ended September 30, 1996, 165,000 options were canceled. All options granted under the ISOP are exercisable for a term of five (5) years from the date of vesting and vest at the rate of 25% per year over a period of four years.

During 1995, the Company also adopted a non-qualified Stock Option Plan (SOP), which grants options to purchase a maximum of 250,000 shares of the Company's common stock at a price of $0.04 per share to officers, employees and advisors of the Company. Options granted under the Plan are not intended to qualify as incentive stock options under the 1981 Act.

As of September 30, 1995, options to purchase 246,000 shares of common stock were granted under the SOP. All options granted under the SOP in fiscal 1995 were compensatory and resulted in total compensation of $1,220,160, of which $855,600 was recorded as compensation expense during 1995, and $364,560 which has been recorded as compensation expense for the year ended September 30, 1996. With the exception of 50,000 options that completely vested on the date of grant, the options vest over a one (1) year period with 50% vesting at the grant date and 50% on the first anniversary of the grant date.

During the year ended September 30, 1996, options to purchase 1,000,000 shares of the Company's common stock at $7.00 per share were granted to the Company's president. These options vest over a two year period with one-third vesting at the grant date, and one-third on each of the anniversaries of the grant date. These options expire five years from the date of vesting. In addition, options to purchase 25,000 shares of the Company's common stock at $7.00 were granted to a consultant to the Company, these options were exercised during the year ended September 30, 1996. The option price for these grants was equal to the market price at the date of the grants.

A summary of stock option activity under plans follows:


                                                        Number         Option Price
                                                      of Shares         Per Share
                                                      ---------       ---------------
      Granted during 1995                            1,026,000         $0.04 to $5.00
                                                     ---------         --------------
      Outstanding at September 30, 1995              1,026,000
      Granted (vested and non-vested)                1,025,000                  $7.00
      Canceled                                        (165,000)                 $5.00
      Exercised                                        (40,000)        $0.04 to $7.00
                                                     ---------         --------------
      Outstanding at September 30, 1996              1,846,000         $0.04 to $7.00
                                                     =========         ==============
      Vested and exercisable at September 30, 1996     793,500         $0.04 to $7.00
                                                     =========         ==============

VETI STOCK OPTIONS

During 1995, VETI adopted a qualified Incentive Stock Option Plan (V-ISOP) which provides that a maximum of 700,000 options to purchase VETI's common stock may be granted to officers, employees and advisors of VETI. Options granted under the V-ISOP are intended to qualify as incentive stock options under the 1981 Act.

In 1995, options to purchase 606,000 shares of common stock were granted under the V-ISOP with an exercise price of $1.00 per share which represents the market price per share on the date of grant. In 1996, options to purchase 10,000 shares of common stock were granted under the V-ISOP with an exercise price of $1.00 per share which represents the market price per share on the date of the grant. All options granted are exercisable for a period of ten (10) years and vest over a three year period.

VETI also adopted a non-qualified Stock Option Plan (V-SOP), which grants options to purchase a maximum of 500,000 shares of VETI's common stock to officers, key employees and advisors of the Company. Options granted under the Plan are not intended to qualify as incentive stock options under the 1981 Act.

In 1995, options to purchase 480,000 shares of common stock at a price of $.01 to $3.00 per share were granted under the V-SOP. In 1996, options to purchase 25,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the V-SOP. These options vest on varying terms of periods up to three years. Certain of these options are compensatory in nature and resulted in total compensation expense of $99,500 during the year ended September 30, 1995.

Prior to September 30, 1994, VETI had granted options to purchase up to a total of 1,350,000 shares of its common stock. These options are not intended to qualify as incentive stock options under the 1981 Act. Included in these options are options to purchase up to 1,000,000 shares at $1.00 granted to the Chief Executive Officer of VETI and the Company, under an employment agreement. This agreement provides that 25% of such options were vested immediately with the remaining 75% to vest based on the achievement of defined sales goals.

A summary of stock option activity under VETI plans follows:

                                                     Number       Option Price
                                                   of Shares        Per Share
                                                   ---------    --------------
      Outstanding at September 30, 1994            1,350,000             $1.00
      Granted (vested and non-vested)              1,086,000    $0.01 to $3.00
      Canceled                                             -                 -
      Exercised                                            -                 -
                                                   ---------    --------------
      Outstanding at September 30, 1995            2,436,000    $0.01 to $3.00
      Granted (vested and non-vested)                 35,000    $1.00 to $2.00
      Canceled                                      (150,000)            $1.00
      Exercised                                      (33,500)            $1.00
                                                   ---------    --------------
      Outstanding at September 30, 1996            2,287,500    $0.01 to $3.00
                                                   =========    ==============
      Exercisable at September 30, 1996            1,236,025    $0.01 to $3.00
                                                   =========    ==============

10.  INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("FAS 109") effective October 1, 1993. The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, FAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not. There was no cumulative effect of this accounting change at the time of adoption.

A reconciliation of the income tax benefit (provision) with amounts determined by applying the statutory U.S. Federal income tax rate to the consolidated income (loss) before income taxes is as follows:

                                                         1996                  1995                  1994
                                                   ------------------------------------------------------------
Tax benefit (provision) at U.S. statutory rate      $  2,912,464           $  1,064,850           $  (16,471)
Effect of graduated rates                                      -                      -                9,412
Operating losses with no current tax benefit          (2,910,437)            (1,016,968)                   -
Other                                                     (2,027)               (47,882)              (7,059)
                                                   ------------------------------------------------------------
Total                                              $           -           $          -           $        -
                                                   ============================================================

The Company's deferred tax items as of September 30 are as follows:

                                                                      1996                                       1995
                                                                --------------                               -------------
DEFERRED TAX ASSETS:
Difference between book and tax gain on stock sale              $    581,960                                 $         -
Difference between book and tax basis of property                      7,341                                      15,248
Net operating loss carryforwards                                   1,231,439                                   2,828,344
Capitalized organization and start-up costs                          181,515                                      36,311
Foreign loss carryforwards                                           412,800                                           -
Capitalized exploration costs                                        360,942                                      74,987
Other                                                                 13,129                                       5,787
                                                                ------------                                 -----------
Total deferred tax assets                                          2,789,126                                   2,960,677
DEFERRED TAX LIABILITIES                                                   -                                           -
VALUATION ALLOWANCE                                               (2,789,126)                                 (2,960,677)
                                                                ------------                                 -----------
NET DEFERRED TAX ASSETS                                         $          -                                 $         -
                                                                ============                                 ===========


The Company and certain of its subsidiaries do not file consolidated tax returns. The various subsidiaries have losses that may be carried forward to reduce future years' taxable income; however, these losses may not qualify for use under the current Internal Revenue Code due to tax rules concerning ownership changes or because they were not generated within the United States. Federal operating loss carryforwards amounted to approximately $4,100,000 at September 30, 1996, and expire in various years through 2011.

11.  OPERATING LEASES

The Company has obligations under operating leases for offices and facilities. Minimum annual lease payments are as follows:

      1997    $68,614
      1998     39,962

Related rental expense was $48,381, $93,197 and $85,938 for the years ended September 30, 1996, 1995 and 1994 respectively.

Related rental expense was $48,381, $93,197 and $85,938 for the years ended September 30, 1996, 1995 and 1994 respectively.

12.    MINORITY INTEREST

Activity in the minority interest for the years ended September 30, 1994 and 1995, is as follows:

        BALANCE SEPTEMBER 30, 1993                              $ 1,499,874
          Minority interest in net loss                          (4,580,694)
          Private placement - VETI                                1,062,443
          Warrant exercise - VVC                                    312,250
          Private placement - VVC                                 1,706,127
                                                                -----------
        BALANCE SEPTEMBER 30, 1994                                        -
          Minority interest in net loss                          (3,502,401)
          Common shares issued for services - VETI                  200,000
          Private placements - VETI (Note 9)                      3,375,000
          Compensatory stock options (Note 9)                        99,500
          Warrant exercise - VVC                                    326,564
                                                                -----------
        BALANCE SEPTEMBER 30, 1995                              $   498,663
                                                                ===========


On September 29, 1995, VETI completed a private placement of 1,000,000 units with each unit consisting of one common share of VETI plus one warrant; two warrants plus $3.00 will entitle the holder to purchase one share of VETI's common stock. The warrants expire on October 1, 1997.


13.    RELIEF CANYON JOINT VENTURE

On May 7, 1996, the Company entered into a 50:50 joint venture with Newgold Incorporated ("Newgold"), a private company based in Reno, Nevada, for the development of the Relief Canyon Mine located in Pershing County, Nevada. The Company committed to contribute $1,398,000 for its 50% interest in the venture. As of September 30, 1996, the Company had contributed approximately $775,000 toward its 50% interest in this venture and had recorded the remaining $623,000 commitment as a payable to joint venture. The Company has recorded this investment as an addition to mineral properties (see Note 6). In September 1996, the Company agreed with Newgold, subject to certain approvals, to sell its interest back to Newgold in exchange for $900,000 cash and 1,000,000 restricted common shares of Newgold. Subsequent to September 30, 1996, the Company sold its interest back to Newgold for $900,000 cash, 1,000,000 restricted shares of Newgold common stock and a release from the remaining $623,000 of its commitment.

14.    WESTAMERICA TRANSACTION

On May 24, 1996, the Company issued 606,061 common shares in exchange for 5,680,514 common shares of WestAmerica Corporation ("WestAmerica"), approximately a 65% interest in WestAmerica. The shares acquired were subject to a repurchase agreement by WestAmerica and were placed in a voting trust controlled by an officer and director of WestAmerica. The transaction was valued at approximately $6,970,000, which was calculated based upon an $11.50 per common share value for the Company's common stock. This value reflected a discount from recent similar sized transactions to compensate for the restricted nature of the shares issued in the transaction. On September 30, 1996, the Company and WestAmerica agreed to cancel the transaction and have returned the respective shares to each party.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Vector Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vector Environmental Technologies, Inc. and subsidiaries (collectively, the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vector Environmental Technologies, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Reno, Nevada
December 21, 1996

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                                          1996                1995
---------------------------------------------------------------------------------------------------------
                         ASSETS
                         ------
CURRENT ASSETS:
  Cash and cash equivalents                                            $     77,553       $  459,707
  Restricted investments                                                    250,000                -
  Stock subscriptions receivable                                                  -        4,375,000
  Accounts receivable                                                       232,802           17,452
  Inventories                                                             2,026,141          312,069
  Other assets                                                               58,962          102,652
                                                                       ----------------------------------
     Total current assets                                                 2,645,458        5,266,880
INVESTMENT IN AFFILIATES                                                  1,715,950                -
PROPERTY AND EQUIPMENT, NET                                                 674,157          141,689
OTHER ASSETS                                                                 42,243           77,890
                                                                       ----------------------------------
TOTAL ASSETS                                                           $  5,077,808        5,486,459
                                                                       ==================================
---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                     $    437,977       $  228,202
  Accrued liabilities                                                       213,447          161,034
  Due to related parties, net                                             1,772,852          220,045
  Line of credit                                                            235,000                -
                                                                       ----------------------------------
     Total current liabilities                                            2,659,276          609,281


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  5% Cumulative convertible preferred stock, $.00001 par value;
     10,000,000 shares authorized; 0 and 4,000,000 shares
     issued and outstanding, liquidation preference
     $0 and $4,037,500                                                            -               40
  Common stock, $.005 par value; 25,000,000 shares
     authorized; 18,035,966 and 12,444,766 shares issued and
     outstanding                                                             90,180           62,224
  Additional paid-in capital                                             17,962,534       16,249,250
  Accumulated deficit                                                   (15,643,692)     (11,443,846)
  Foreign currency translation adjustment                                     9,510            9,510
                                                                       ----------------------------------
       Total stockholders' equity                                         2,418,532        4,877,178
                                                                       ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  5,077,808     $  5,486,459
                                                                       ==================================

  The accompanying notes are an integral part of these consolidated financial statements

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

===============================================================================================================
                                                                    1996             1995             1994
---------------------------------------------------------------------------------------------------------------

  SALES                                                         $  1,017,071     $    382,158     $   566,331
  COST OF GOODS SOLD                                                 856,550          489,589         602,678
                                                                -----------------------------------------------
  GROSS PROFIT (LOSS)                                                160,521         (107,431)        (36,347)
                                                                -----------------------------------------------

COSTS AND EXPENSES:
  Selling, general and administrative expense                      3,440,258        2,944,669       2,813,879
  Depreciation and amortization                                      136,089           32,272           9,244
  Research and development                                           675,891          185,053         484,520
  Write down of assets                                                     -                -         758,059
                                                                -----------------------------------------------
     Total cost and expenses                                       4,252,238        3,161,994       4,065,702
                                                                -----------------------------------------------
LOSS FROM OPERATIONS                                              (4,091,717)      (3,269,425)     (4,102,049)
OTHER INCOME (EXPENSE)                                               129,371         (128,805)         28,522
                                                                -----------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                   (3,962,346)      (3,398,230)     (4,073,527)
                                                                -----------------------------------------------
DISCONTINUED OPERATIONS:
     Loss from discontinued operations                                     -          (77,354)       (643,767)
     Gain on disposal of discontinued operations                           -          109,783               -
                                                                -----------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                 -           32,429        (643,767)
                                                                -----------------------------------------------

NET LOSS                                                        $ (3,962,346)    $ (3,365,801)    $(4,717,294)
                                                                ===============================================
---------------------------------------------------------------------------------------------------------------


INCOME (LOSS) PER COMMON SHARE:
     Net loss from continuing operations                        $ (3,962,346)    $ (3,398,230)    $(4,073,527)
     Dividends on cumulative preferred stock                        (200,000)         (37,500)              -
     Net loss from continuing operations applicable to common
      shares                                                    $ (4,162,346)    $ (3,435,730)    $(4,073,527)
                                                                ===============================================

     Loss per common share from continuing operations                 $(0.33)          $(0.31)         $(0.41)
     Loss per common share from discontinued operations                    -                -           (0.06)
                                                                -----------------------------------------------
NET LOSS PER COMMON SHARE                                             $(0.33)          $(0.31)         $(0.47)
                                                                ===============================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        12,480,178       11,032,179      10,044,907
                                                                ===============================================
---------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, and 1994

                                                                                                             Foreign       Total
                              Number      Number                                Additional                   Currency  Stockholders'
                            of Common  of Preferred    Common    Preferred       Paid-in      Accumulated   Translation   Equity
                              Shares      Shares       Stock      Stock          Capital        Deficit     Adjustment (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1993                        9,376,400           -      $46,882  $           -   $ 4,599,661   $ (3,360,751)  $ (4,118) $ 1,281,674
                            --------------------------------------------------------------------------------------------------------

  VETI private placement       404,135           -        2,021              -     1,060,422              -          -    1,062,443
  VVC private placement        391,396           -        1,957              -     1,704,170              -          -    1,706,127
  VVC warrant exercise         166,625           -          833              -       311,417              -          -      312,250
  Issuance of shares for
   acquisition of assets       325,000           -        1,625              -       248,891              -          -      250,516
  Issuance of shares for
   services                    600,000           -        3,000              -         7,000              -          -       10,000
  Purchase of treasury shares (640,000)          -       (3,200)             -       (51,800)             -          -      (55,000)
  Foreign currency
    translation adjustment           -           -            -              -             -              -     12,842       12,842
Net loss                             -           -            -              -             -     (4,717,294)          -  (4,717,294)
                            --------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
  1994                      10,623,556           -       53,118              -     7,879,761     (8,078,045)     8,724     (136,442)
                            --------------------------------------------------------------------------------------------------------

  Private placement            500,000           -        2,500              -       997,500                              1,000,000
  Private placement of
    units                    1,000,000           -        5,000              -     2,370,000                              2,375,000
  Issuance of shares for
   services                    100,000           -          500              -       199,500              -          -      200,000
  Exercise of VVC warrants     221,210           -        1,106              -       324,554              -          -      325,660
  Issuance of compensatory
   stock options                     -           -            -              -        99,500              -          -       99,500
  Preferred stock:
     Issued for retirement
      of debt                        -   3,000,000            -             30     2,378,445              -          -    2,378,475
     Issued for cash                 -   1,000,000            -             10     1,999,990              -          -    2,000,000
  Foreign currency
   translation adjustment            -           -            -              -             -              -        786          786
Net loss                             -           -            -              -             -     (3,365,801)         -   (3,365,801)
                            --------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1995                       12,444,766   4,000,000       62,224             40    16,249,250    (11,443,846)     9,510    4,877,178
                            --------------------------------------------------------------------------------------------------------

  Issuance of shares for
   services                     25,000           -          125              -        24,875              -          -       25,000
  Exercise of stock options     33,500           -          167              -        33,333              -          -       33,500
  Conversion to common       4,000,000  (4,000,000)      20,000            (40)      (19,960)             -          -            -
  Shares issued in Exchange
    for investment in
    affiliated company       1,532,700           -        7,664              -     1,525,036              -          -    1,532,700
  Collection of subscription
    receivable                       -           -            -              -       150,000              -          -      150,000
  Foreign currency
    translation adjustment           -           -            -              -             -              -          -            -
  Net loss                           -           -            -              -             -     (3,962,346)         -   (3,962,346)
  Dividend declared on
   convertible preferred
   stock                             -           -            -              -             -       (237,500)         -     (237,500)
                            --------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1996                       18,035,966           -      $90,180  $           -   $17,962,534   $(15,643,692)    $9,510  $ 2,418,532
                            ========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                        -------------------------------------------------------
                                                                                1996              1995               1994
                                                                        -------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                      $(3,962,346)     $(3,365,801)      $(4,717,294)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
 Depreciation, depletion and amortization                                         136,089           35,022            41,971
 (Gain) loss on sale of assets                                                          -         (109,783)            2,617
 Write down of assets                                                                   -                -           758,059
 Other non-cash expense                                                            25,000          299,658            10,000
 (Increase) decrease in accounts receivable                                      (215,350)         110,334           (54,309)
 (Increase) decrease in inventories                                            (1,714,072)         140,460            58,349
 (Increase) decrease in prepaid expenses and other assets                          43,690          (74,043)          122,316
 Increase (decrease) in accounts payable and accrued liabilities                  262,188          (36,664)          189,262
 Increase in amounts due to related parties                                     1,315,307          985,608           294,554
                                                                        -------------------------------------------------------
   Net cash used in operating activities                                       (4,109,494)      (2,015,209)       (3,294,475)
                                                                        -------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment in affiliate                                              (33,250)               -                 -
 Proceeds from sale of assets                                                           -          191,709             2,000
 Increase in restricted investments                                              (250,000)               -                 -
 Investment in and advances to affiliate                                                -                -          (508,343)
 (Increase) decrease in other assets                                               35,647                -           (55,533)
 Purchase of property and equipment                                              (668,557)         (90,710)          (95,811)
                                                                        -------------------------------------------------------
   Net cash provided by (used in) investing activities                           (916,160)         100,999          (657,687)
                                                                        -------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                       2,375,000        1,000,000         1,062,443
 Issuance of preferred stock                                                    2,000,000                -                 -
 Issuance of VVC common stock                                                           -          325,660         2,018,377
 Issuance of common stock for exercise of stock options                            33,500                -                 -
 Proceeds from note payable to related party                                            -                -         1,100,000
 Purchase of treasury stock                                                             -                -           (55,000)
 Increase in line of credit                                                       235,000                -                 -
                                                                        -------------------------------------------------------
   Net cash provided by financing activities                                    4,643,500        1,325,660         4,125,820
                                                                        -------------------------------------------------------
Effect of exchange rate changes on cash and cash
 equivalents                                                                            -              786            12,842
                                                                        -------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (382,154)        (587,764)          186,500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    459,707        1,047,471           860,971
                                                                        -------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    77,553      $   459,707       $ 1,047,471
                                                                        =======================================================
CASH PAID FOR INTEREST                                                        $    41,037      $         -       $         -
                                                                        =======================================================

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common stock for subscription receivable                         $         -      $ 2,375,000       $         -
 Issuance of preferred stock for repayment
   of debt to related party                                                             -        2,378,475                 -
 Issuance of preferred stock for subscriptions receivable                               -        2,000,000                 -
 Issuance of common stock for services                                             25,000          200,000            10,000
 Issuance of common stock to acquire assets                                             -                -           250,516
 Issuance of common stock for investment in affiliate                           1,532,700                -                 -
 Receipt of investment in affiliate for repayment of
  subscription receivable                                                         150,000                -                 -
 Increase in due to related party for dividends on preferred stock                237,500                -                 -
 Conversion of preferred stock to common stock                                     20,000                -                 -
-------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Vector Environmental Technologies, Inc. ("VETI" or the "Company") was incorporated in Delaware on April 3, 1987. The Company operates through its 95% owned subsidiary, Vector Venture Corp. ("VVC"), and various wholly owned subsidiaries: Vector Venture Corp. which holds certain technologies and licenses; Vector Manufacturing Corp. ("VMC") which provides purchasing and manufacturing services; Vector Vietnam, Ltd., which holds and manages Vietnamese operations; Alpine Water Purification, Inc., which markets consumer water treatment equipment; STOX Systems, Inc., which markets hazardous materials storage systems; CGL Technologies, Inc., which performs research and development of water purification technologies; Vector India which was formed to develop business in India; and Vector Water Technologies which markets water purification systems in the United Arab Emirates.

On June 19, 1995, the Company completed the acquisition of 8,670,618 shares of VVC common stock (approximately 95%) through the issuance of the same number of shares of Company common stock. VVC is related to the Company through the existence of certain common officers, directors and significant stockholders. Therefore, the investment in VVC has been accounted for as a combination of entities under common control, which is a method similar to a pooling of interests. The accompanying consolidated financial statements include assets and liabilities of VVC at their historical cost and operations of VVC for all periods presented.

On June 29, 1995, VETI issued 3,000,000 5%, cumulative, convertible, voting preferred shares ("Preferred Shares") in exchange for approximately $2,400,000 in debts owed by VETI to Casmyn Corp. ("Casmyn"). On September 29, 1995, Casmyn purchased an additional 1,000,000 Preferred Shares of VETI preferred stock at $2.00 per share. VETI is related to Casmyn through the existence of certain officers, directors and significant stockholders. Each Preferred Share was convertible, at Casmyn's option, into one share of VETI common stock. The provisions of the Preferred Shares gave Casmyn effective voting control of VETI with a 56.25% voting majority. Effective September 30, 1996, Casmyn converted these Preferred Shares into common shares thereby relinquishing voting control over VETI. The conversion of the preferred shares into common shares resulted in Casmyn holding a 24.3% equity interest in the Company. During the fourth quarter of 1996, VETI issued 1,532,700 of its restricted common shares to Casmyn in exchange for 425,750 shares of Auromar Development Corporation ("Auromar") common stock, held as an investment by Casmyn, thereby increasing Casmyn's percentage ownership in the Company to approximately 30.8% at September 30, 1996.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of VETI and its wholly or majority owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

DISCONTINUED OPERATIONS

In 1995, VMC discontinued its metal fabrication business segment. The results of the metal fabrication segment have been reported separately as discontinued operations in the accompanying consolidated statements of operations for the year ended September 30, 1995 and 1994. Sales for the metal fabrication segment were $12,379 and $519,167 for the year ended September 30, 1995 and 1994, respectively. After discontinuing its metal fabrication segment, the Company has operated principally in one business segment, the development and sale of environmental technologies, principally water purification.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 1996 and 1995, bank balances held in excess of Federally insured limits were $99,217 and $267,895, respectively.

RESTRICTED INVESTMENTS

At September 30, 1996, the Company had $250,000 of cash invested in short term money market funds that represents collateral for outstanding borrowings under a line of credit (see Note 5). The investments are stated at cost which approximates market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over their estimated useful lives of three to seven years.

INVESTMENT IN AFFILIATES

The investment in affiliates consists principally in the Company's investment in the common stock of Casmyn Corp. Such common shares were acquired when the Auromar shares owned by the Company were exchanged for Casmyn common shares in the merger between Auromar and Casmyn. Other shares were obtained from collection of a $150,000 stock subscription receivable.

REVENUE RECOGNITION

Revenues from sale of water purification equipment are recognized when goods are shipped to customers.

INCOME (LOSS) PER SHARE

Income (loss) per common share is computed on the basis of the weighted average number of shares outstanding and common stock equivalents when dilutive.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Cost includes material, labor and manufacturing overhead costs.

FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 1995 and 1994 consolidated financial statements and notes have been reclassified to conform with the 1996 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes, based upon current information, that the carrying value of the Company's cash and cash equivalents, restricted investments, accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments. The fair value of amounts due to related parties is not determinable because of the related party nature of the amounts. The Company estimates the fair value of its line of credit approximates its carrying value because interest rates on the line of credit approximate market rates.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March 1995. This statement, effective for the Company's fiscal year ending September 30, 1997, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes the adoption of SFAS No. 121 will not have a significant effect on the financial position or results of operations of the Company.

The FASB issued SFAS No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" in October, 1995. This statement, effective for the Company's fiscal year ending September 30, 1997, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Management's current intention is to continue to follow APB Opinion No. 25 and therefore believes that if SFAS No. 123 had been adopted at September 30, 1996, it would not have had a significant effect on the financial position or results of operations of the Company.

2.   BUSINESS SEGMENTS

The Company operates in one business segment, the development and sale of environmental technologies, principally water purification systems. The Company has operations based in North America, Asia and the Middle East. The table below presents information as to the Company's operations by geographic region.

                                                  Year ended         Year ended            Year ended
                                                 September 30,      September 30,         September 30,
                                                     1996               1995                  1994
                                                 ------------       -------------         -------------
SALES
  North America                                   $   198,565         $   236,533           $   566,331
  Asia                                                602,942             145,625                     -
  Middle East                                         215,564                   -                     -
                                                  -----------         -----------           -----------
     Total                                        $ 1,017,071         $   382,158           $   566,331
                                                  ===========         ===========           ===========
LOSS FROM OPERATIONS
  North America                                   $(2,897,854)        $(3,147,141)          $(4,043,123)
  Asia                                             (1,151,063)           (122,284)              (58,926)
  Middle East                                         (42,800)                  -                     -
                                                  -----------         -----------           -----------
     Total                                        $ 4,091,717         $(3,269,425)          $(4,102,049)
                                                  ===========         ===========           ===========
IDENTIFIABLE ASSETS
  North America                                   $ 3,062,382         $ 5,182,077           $ 1,891,853
  Asia                                              1,783,994             304,382                10,359
  Middle East                                         231,432                   -                     -
                                                  -----------         -----------           -----------
     Total                                        $ 5,077,808         $ 5,486,459           $ 1,902,212
                                                  ===========         ===========           ===========

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 1996:

                                                                   1996             1995
                                                                 --------         --------
                 Equipment                                       $797,694         $119,237
                 Leasehold improvements                            10,812           10,812
                                                                 --------         --------
                           Total                                  808,506          130,049
                 Accumulated depreciation and amortization       (134,349)         (40,817)
                                                                 --------         --------
                           Net property and equipment             674,157           89,232
                 Construction in progress                               -           52,457
                                                                 --------         --------
                 Total Property and Equipment                    $674,157         $141,689
                                                                 ========         ========

4.  RELATED PARTY TRANSACTIONS

The Company conducts business with various companies that are related through the existence of certain common officers, directors and significant stockholders. These related parties include Casmyn, Dahya Holdings, Inc. and Casmyn Research and Engineering, Ltd. ("CRE").

The Company utilizes research, technical and management services provided by Casmyn to develop commercial applications for water purification technologies. Casmyn bills the Company for these services at rates approximating cost recovery. Casmyn billed the Company $285,730, $223,677 and $930,093 for these services for the years ended September 30, 1996, 1995 and 1994.

The Company incurred interest expense to Casmyn of $39,536, $131,629 and $32,907 for the years ended September 30, 1996, 1995 and 1994 respectively.

As a result of these related party transactions, cash advances from and to the Company and other transactions, the Company had a net amount due to related parties at September 30, 1996 of $1,772,852, including $1,712,421 at September 30, 1996 due to Casmyn which bears interest at 9% per annum and is due one year from the date of the advance.

5.  LINE OF CREDIT

In June 1996, the Company entered into a $250,000 revolving credit agreement with a bank. Under the terms of the agreement, the interest rate on funds borrowed is determined based upon an index that varies with the bank's prime lending rate, 8.25% at September 30, 1996. Borrowings under the line of credit are collateralized by the Company's money market funds (restricted investments) which are invested with the banking institution. The amounts borrowed are due upon demand by the financial institution and require monthly payment of accrued interest.

6.  STOCKHOLDERS' EQUITY

COMMON STOCK

In October 1993, VVC issued 165,000 shares of its common stock for 100% of the issued and outstanding shares of P.E.R.M. Pelican Inc. ("PERM" see Note 8).

In January 1994, in connection with the private placement of 404,135 shares of common stock, the Company's Chief Executive Officer ("CEO") agreed with certain private investors to decrease his ownership of the Company's common stock. Accordingly, as an inducement for private investment in the Company, the Company acquired 640,000 shares of common stock from the CEO for $55,000, the price paid by the CEO.

On June 6, 1994, the Company exchanged 160,000 shares of its common stock for all the issued and outstanding capital stock of Alpine Water Purification, Inc. ("Alpine") in a transaction accounted for as a purchase. Alpine is involved in the design, development and marketing of technologically advanced household water purification systems internationally and holds a patent pending on a water disinfection device.

During the year ended September 30, 1995, the Company completed a private placement for 500,000 shares of common stock for net proceeds of $1,000,000. VVC issued 221,210 shares of common stock for the exercise of warrants for net proceeds of $325,660.

On September 29, 1995, the Company completed a private placement of 1,000,000 units for net proceeds of $2,375,000. Each unit consists of one common share of the Company plus one warrant; two warrants plus $3.00 will entitle the holder to purchase one share of the Company's common stock. All warrants expire on October 1, 1997. At September 30, 1995 these amounts were included in stock subscription receivable. The subscription receivable were collected subsequent to September 30, 1995.

During the fourth quarter of 1996, VETI issued 1,532,700 of its restricted common shares to Casmyn in exchange for 425,750 shares of Auromar Development Corporation ("Auromar") common stock. The Company recorded these shares at a value of $1,532,700 or $1.00 per share. This value reflects a discount from the price at which VETI common shares were trading on the NASD Bulletin Board on the date of the transaction. This transaction along with the conversion by Casmyn of preferred stock (see below) resulted in Casmyn increasing its percentage ownership of the Company to approximately 30.8% at September 30, 1996.

PREFERRED STOCK

The Company's Series A preferred stock may be converted at the option of the holder to common stock on a one-for-one basis (subject to adjustment pursuant to certain common stock transactions), has a $.05 per share cumulative dividend rate, and has a liquidation preference equal to $1.00 per share plus all unpaid dividends. Holders of a share of Series A preferred stock are entitled to the equivalent of four (4) common share votes.

On June 29, 1995, the Company sold a voting controlling interest to Casmyn Corp. ("Casmyn"), a company related through certain common officers, directors and significant stockholders through the issuance of 3,000,000 Series A preferred shares of the Company, in exchange for $2,378,475 in debts owed by the Company. On September 29, 1995, the Company sold Casmyn an additional 1,000,000 Series A preferred shares at $2.00 per share for net proceeds of $2,000,000. At September 30, 1995 the $2,000,000 was included in subscriptions receivable and was collected subsequent to September 30, 1995. At September 30, 1995, Casmyn has effective voting control of the Company with a 56.25% voting interest.

Pursuant to the terms of the preferred stock, effective September 30, 1996, Casmyn converted 4,000,000 shares of preferred stock into common stock of the Company. Upon conversion of preferred stock to common stock, preferred stock dividends in arrears payable to Casmyn were $237,500. The Company recorded the dividend and increased the amounts payable to Casmyn by $237,500 (see Note 4).

STOCK OPTIONS

During 1995, the Company adopted a qualified Incentive Stock Option Plan (V-
ISOP) which provides that a maximum of 700,000 options to purchase the Company's common stock may be granted to officers, employees and advisors of the Company. Options granted under the V-ISOP are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981 Act") as amended by the Tax Reform Act of 1986.

In 1995, options to purchase 606,000 shares of common stock were granted under the V-ISOP with an exercise price of $1.00 per share which represents the market price per share on the date of grant. In 1996, options to purchase 10,000 shares of common stock were granted under the V-ISOP with an exercise price of $1.00 per share which represents the market price per share on the date of the grant. All options granted are exercisable for a period of ten (10) years and vest over a three year period.

The Company also adopted a non-qualified Stock Option Plan (V-SOP), which grants options to purchase a maximum of 500,000 shares of the Company's common stock to officers, key employees and advisors of the Company. Options granted under the Plan are not intended to qualify as incentive stock options under the 1981 Act.

In 1995, options to purchase 480,000 shares of common stock at a price of $.01 to $3.00 per share were granted under the V-SOP. In 1996, options to purchase 25,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the V-SOP. These options vest on varying terms of periods up to three (3) years. Certain of these options are compensatory in nature and resulted in total compensation expense of $99,500 during the year ended September 30, 1995.

Prior to September 30, 1994, the Company had granted options to purchase up to a total of 1,350,000 shares of its common stock. These options are not intended to qualify as incentive stock options under the 1981 Act. Included in these options are options to purchase up to 1,000,000 shares at $1.00 granted to the Chief Executive Officer of the Company, under an employment agreement. This agreement provides that 25% of such options were vested immediately with the remaining 75% to vest based on the achievement of defined sales goals.

A summary of stock option activity under Company plans follows:

                                           Number           Option Price
                                          of Shares          Per Share
                                          ---------         -------------
      Outstanding at September 30, 1994   1,350,000                 $1.00
      Granted                             1,086,000         $.01 to $3.00
      Canceled                                    0                     0
      Exercised                                   0                     0
                                          ---------         -------------
      Outstanding at September 30, 1995   2,436,000         $.01 to $3.00
      Granted                                35,000        $1.00 to $2.00
      Canceled                             (150,000)                $1.00
      Exercised                             (33,500)                $1.00
                                          ---------         -------------
      Balance at September 30, 1996       2,287,500         $.01 to $3.00
                                          =========         =============
      Exercisable at September 30, 1996   1,236,025         $.01 to $3.00
                                          =========         =============

7.  INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("FAS 109") effective June 1, 1993. The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, FAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not. There was no cumulative effect of this accounting change at the time of adoption.

A reconciliation of the income tax benefit (provision) with amounts determined by applying the statutory U.S. Federal income tax rate to the consolidated income (loss) before income taxes is as follows for the year ended September 30:

                                                                 1996                      1995                    1994
                                                            --------------             -------------          ------------
     Tax benefit at U.S. statutory rate                       $ 1,390,000               $ 1,180,000             $1,650,000
     Operating losses with no current tax benefit              (1,390,000)               (1,180,000)            (1,650,000)
                                                            --------------             -------------            -----------
     Total                                                    $         -               $         -              $       -
                                                            ==============             =============            ===========

The Company's deferred tax items as of September 30 are as follows:

                                                                   1996                   1995
                                                                   -------              -----------
DEFERRED TAX ASSETS:
Net operating loss carryforwards                                $ 3,051,000             $ 2,140,000
Other                                                                28,000                  10,000
                                                                -----------             -----------
Total deferred tax assets                                         3,079,000               2,150,000
Deferred tax liabilities                                                  -                       -
Valuation allowance                                              (3,079,000)             (2,150,000)
                                                                -----------             -----------
Net deferred tax assets                                         $         -             $         -
                                                                ===========             ===========

As of September 30, 1996 the Company has net domestic operating loss carryfowards for income tax purposes of approximately $8,700,000 expiring in years through 2011. These losses may not qualify for use under the current Internal Revenue Code due to tax rules concerning ownership changes. Because the future benefits of these loss carryforwards are not considered to be more likely than not, such benefits are fully offset by a valuation allowance.

8.   WRITE DOWN OF ASSETS

The Company through its subsidiary, VVC, sought to acquire PERM Pelican, Inc. ("PERM") under an agreement dated March 10, 1993, however VVC's relationship with the seller of PERM deteriorated to the point where VVC was unable to complete the acquisition. Consequently, on August 25, 1994 VVC commenced legal proceedings against PERM, the seller and certain principals of PERM. Due to the uncertainty regarding the ability of the Company to recover its investment in and advances to PERM, VETI wrote off $758,059 in the fiscal year ended September 30, 1994.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's independent accountant is Deloitte & Touche LLP, who has been the Registrant's independent public accountant since December 23, 1994. Effective December 23, 1994, the Company dismissed its prior certifying accountants, Albright, Persing & Associates, Ltd. The decision to change accountants was approved by the Company's Board of Directors.

None of the "reportable events" described in Item 304 (a) (1) (ii) or (iv) occurred with respect to the Company within the last two fiscal years, or the subsequent interim period to date hereof.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE COMPANY

Certain information about the directors and executive officers of the Company is contained in the following table.

             NAME                 AGE                  POSITION
-------------------------------------------------------------------------------
Amyn S. Dahya                      40   President, Chief Executive Officer and
                                        Chairman of the Board

Hanif Dahya                        42   Vice Chairman of the Board

Edmund de Rothschild, C.B.E.       80   Director *

Dr. Arthur B. Laffer                    Director *

Sandro Kunzle                      42   Director

Douglas C. Washburn                51   Vice President, Treasurer and Secretary

Dr. Gregory J. Gosson              41   Managing Director of Mining

Dennis E. Welling                  50   Controller


*  Effective January 8, 1997

BACKGROUND OF OFFICERS AND DIRECTORS OF THE COMPANY
---------------------------------------------------

AMYN S. DAHYA. Mr. Dahya has extensive international experience in project development, engineering, joint ventures, and finance. Prior to joining the Company in 1993, he held senior positions with Davy McKee, an international engineering firm and in 1987 he founded Casmyn Group of Companies specializing in mineral and environmental engineering, which he has developed for the last nine (9) years. Mr. Dahya serves on the Board of Directors of several companies, including Diamond Fontein International, Vector Venture Corp., and VETI where he also holds executive management positions.

HANIF DAHYA. Mr. Dahya is a graduate from Harvard Business School (MBA) with an undergraduate degree in (BSc) in Production Engineering from Loughborough University, UK. He has built a distinguished career on Wall Street and has held senior positions with high profile investment banks including E F Hutton, L F Rothschild Mortgage Corp. (CEO) and Union Bank of Switzerland (managing Director -- UBS Securities). He is currently a partner at Sandler, O'Neil, a Wall Street investment bank. His experience includes multi-million dollar financings and bond issues. Mr. Dahya provides strategic direction with respect to the Company's financial planning and growth, which is primarily focused on the expansion of operations and the acquisition and development of producing mining properties.

EDMUND DE ROTHSCHILD. Mr. Edmund de Rothschild brings to Casmyn extensive merchant banking experience. He has built a very distinguished career in the international business community through his directorship positions with N. M. Rothschild & Sons Limited, Rothschild Continuation Holdings, Exbury Enterprises Ltd., among others. Mr. Rothschild was Chairman of N.M. Rothschild & Sons between 1970 - 1975. He has also served on numerous boards such as The Sun Alliance & London Insurance Company, Dunhill Ltd., Tokyo Pacific Holdings, etc. He was British Government Trustee for Freedom from Hunger

Campaign and Government Chairman of British National Export Council for Asia in 1970/71. Mr. de Rothschild has been involved in many charities, including the Royal National Pension Fund for Nurses, Council of Christians and Jews, ex-service charities and various gardening charities. Exbury, his home, features a famous garden which is open to the public and is a part of his Charitable Foundation. He has an Hon. LL.D (University of Newfoundland), Hon. D.Sc (Salford), Order of the Sacred Treasure, 1st Class (Japan). Mr. de Rothschild brings to Casmyn extensive expertise in the areas of corporate finance, business development and strategic planning. On January 1, 1997, Mr. de Rothschild was honoured with the title of Commander of the Order of the British Empire (C.B.E.).

DR. ARTHUR B. LAFFER. Dr. Arthur Laffer is the founder and Chairman of A. B. Laffer, V. A. Canto & Associates, an economic research and financial consulting firm. Dr. Laffer presently sits on the Board of Directors of Nicholas Applegate Mutual Funds, US Filter Corp., MasTec Inc. and Coinmach Corp. He has sat on the Board of Directors of the American Council for Capital Formation, Pepperdine University. In addition, he has taught at Pepperdine University, University of Southern California and University of Chicago. Dr. Laffer was the Chief Economist at the White House Office of Management and Budget from 1970 to 1972. He has also been a consultant to the United States Secretaries of Treasury and Defense and a member of President Reagan's Economic Policy Advisory Board. He was listed in "A Dozen Who Shaped the `80's" in the Los Angeles Times, and in "A Gallery of the Greatest People Who Influenced Daily Business" in the Wall Street Journal. Dr. Laffer received a BA in Economics from Yale University and an MBA and PHD in Economics from Stanford University. Dr. Laffer brings to Casmyn a strong background in the areas of corporate finance, business development and strategic planning.

SANDRO KUNZLE. Mr. Kunzle has over 23 years of international banking and finance experience. During his career, Mr. Kunzle has held senior positions with several Swiss banks and financial institutions. He currently holds the position of Managing Director of Witra Inc., an investment firm based in Switzerland. His expertise in international finance and venture capital adds significant experience to the Company's international business development efforts.

DOUGLAS C. WASHBURN. Mr. Washburn holds a MBA/CPA and brings twenty-four (24) years of financial management experience to the Company. Prior to joining the Company in 1993 he was a principal at Washburn Partners, a financial consulting firm, from 1990 to 1993. Between 1980 and 1990, he was Vice President and Controller of Armco Financial Corporation, a $1 billion multinational merchant bank and its successor Glenfed Financial Corporation. Through his background he brings to the Company expertise in areas of international finance, planning, taxation, accounting and management information systems.

DR. GREGORY G. GOSSON. Dr. Gosson is the Managing Director of Mining for Casmyn Mining Corporation and is overseeing the Company's exploration activities from the Pretoria, South Africa office. Dr. Gosson has been involved in the mining industry since 1977 and has managed projects in Canada, the U.S.A., the Caribbean, South East Asia, New Zealand, and most recently in South Africa. Prior to joining Casmyn, Dr. Gosson was Chief Geologist for Plexus Resources in the U.S.A. He is a graduate of Queen's University, Canada and obtained his Ph.D. in Geology from Victoria University, New Zealand. Dr. Gosson has been managing Casmyn's property acquisitions and exploration efforts in South Africa for the past three years. His experience in base and precious metal deposits, precious stones, coal, and the oil and gas industry will be instrumental in identifying and developing mining opportunities for Casmyn worldwide.

DENNIS E. WELLING. Mr. Welling, a CPA, currently serves as Controller. He has twenty-four (24) years internal and external audit and controlling experience, including positions with Deloitte & Touche, Armco Steel Corporation and Glenfed Financial Corporation. He has significant management information systems experience in the mining, manufacturing and financial services sectors.

ITEM 11.     EXECUTIVE COMPENSATION

In 1994, upon Mr. Dahya's acquisition of a controlling interest in the Company, the organizational structure of the Company was reconstituted to implement the development of mineral resources and environmental technologies

At this time the Company has no compensation committee, or other board committee performing equivalent functions, the Company's full Board of Directors participates in and approves all deliberations concerning executive officer compensation.

The information contained herein does not include any compensation paid or accrued by VETI with respect to such services provided to VETI by officers of the Company.

The following is a Summary Compensation Table disclosing annual compensation over $100,000 paid to the executive officers of Registration and/or Option/SAR Grants during the last fiscal year:

                           SUMMARY COMPENSATION TABLE
                  (INCLUDES COMPENSATION PAID BY THE COMPANY)

                                                  ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                         ===========================================================================================
                                                                                       AWARDS                       PAYOUTS
====================================================================================================================================
                                 FISCAL                             OTHER        RESTRICTED                               ALL OTHER
NAME AND                          YEAR                             ANNUAL           STOCK       OPTIONS/      LTIP         COMPEN-
PRINCIPAL POSITION               ENDING      SALARY     BONUS       COMP.         AWARD(S)      SAR'S (1)    PAYOUTS       SATION
------------------------------------------------------------------------------------------------------------------------------------
Amyn Dahya,                       1996       $150,000   $267,700     None                 0      1,000,000
President                         1995       $150,000     None       None                 0              0
and CEO                           1994       $150,000     None       None                 0              0     None           None
====================================================================================================================================


(1) In October 1995 Mr. Dahya was granted an option to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $7.00 per share for a period of 5 years, expiring on September 30, 2000, these options vest over a two year period with ont-third vesting at grant date, and one-third on each of the anniversaries of the grant date. As of January 13, 1997 none of these Options have been exercised.

No compensation is currently paid to non-employee directors.

All other executive officers of the Company listed above received a combined annual cash compensation of $87,525 for the fiscal year ended September 30, 1996. In addition, the Company pays a portion of each employee's health insurance premium.

There are no employment contracts, proposed termination of employment or change-in-control arrangements between the Company and any of its directors or executive officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                     -------------------------------------


===================================================================================================================================
                                                                                                      POTENTIAL REALIZABLE VALUE AT
                                                                                                      ASSUMED ANNUAL RATES OF STOCK
                                                                                                      PRICE APPRECIATION FOR OPTION
                                        INDIVIDUAL GRANTS                                                         TERM
-----------------------------------------------------------------------------------------------------------------------------------
                                     NO. OF           % OF TOTAL
                                   SECURITIES        OPTIONS/SAR'S
                                   UNDERLYING         GRANTED TO         EXERCISE OF
NAME AND POSITION                 OPTION/SAR'S         EMPLOYEES         BASE PRICE     EXPIRATION
                                    GRANTED         IN FISCAL YEAR        ($/SHARE)        DATE          5% ($)          10% ($)
===================================================================================================================================
Amyn S.Dahya,
President and CEO                   1,000,000            100%               $7.00        10/2002       $2,450,952       $5,765,241
===================================================================================================================================

No other benefits, salaries, bonuses, stock options, grants, SAR's or compensation have been paid or given to executive officers during the last fiscal year and it is not anticipated that any will be in the foreseeable future.

The following table lists the aggregated Option/SAR exercises during the last fiscal year by DIRECTORS AND OFFICERS OF THE COMPANY AND THE FISCAL YEAR END OPTION/SAR VALUES OF BOTH THE EXERCISED AND UNEXERCISED OPTION/SAR GRANTS:


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION/SAR VALUES

                                                                    Number of Securities                  Value of Unexercised In-
                                                                   Underlying Unexercised                    the-Money options
                                                                 options at Sept. 30, 1996                   at Sept. 30, 1996
                                 Shares     Value                      Exercisable /                    Exercisable / Unexercisable
Name                            Acquired   Realized                    Unexercisable                              ($000's)
===================================================================================================================================
Amyn S. Dahya                      0          0                       333,333/666,667                           $1,833/$3,667
Douglas C. Washburn                0          0                         37,500/37,500                           $    405/$282
Dennis E. Welling                  0          0                         17,500/17,500                           $    181/$131
Dr. Gregory G. Gosson              0          0                        37,500/112,500                           $    237/$263
===================================================================================================================================


             LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

To date, none of the foregoing options have been exercised.

None of the other directors or executive officers of the Company hold options to purchase shares of the Company's Common Stock.

EMPLOYEE STOCK OPTION PLAN
--------------------------

During 1995, the Company adopted an Incentive Stock Option Plan (ISOP) which provides that a maximum of 800,000 options to purchase the Company's common stock may be granted to officers and employees of the Company. Options granted under the ISOP are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981 Act") as amended by the Tax Reform Act of 1986.

The ISOP is administered by the Board of Directors through a committee presently consisting of two members of the Board (Committee). The Committee determines which persons receive options, the number of shares that may be purchased under each option, vesting provisions, option terms and exercise price. Options granted under the ISOP are require to have an exercise price equal to or greater than the market price of the Company's Common Shares at the grant date. In the event an optionee voluntarily terminates his relationship with the Company, he has the right to exercise his accrued options within 3 months of such termination. However, the Company may redeem any accrued options held by an optionee by paying the difference between the option price and the then fair market value. If an optionee's relationship is involuntarily terminated, other than because of death, he also has the right to exercise the accrued options within thirty (30) days of such termination. Upon death, his estate or heirs have one year to exercise his accrued options.

Options granted under the ISOP are not transferable other than by will or by the laws of descent and distribution. The ISOP provides that the number of shares and the option price will be adjusted on a pro-rata basis for stock splits and stock dividends.

Options must be granted within five (5) years from the effective date of the ISOP. As of September 30, 1996, options to purchase up to 610,000 shares of common stock were granted under the ISOP. All options granted under the ISOP are valid for a term of five (5) years from the date of vesting and vest 25% per year over a period of four years. All options granted to date under the ISOP have a exercise price of $5.00 per share which represents the market price per share on the date of grant

During 1995 the Company also adopted a non-qualified Stock Option Plan (SOP), which grants five year options to purchase a maximum of 250,000 shares of the Company's common stock at a price of $0.04 per share to officers and key employees of the Company. Options granted under the Plan are not-intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981 Act") as amended by the Tax Reform Act of 1986.

The SOP is administered by the Board of Directors through a committee presently consisting of all three members of the Board which determines which persons receive options under the SOP, the number of shares that may be purchased under each option and the vesting period. The term of all options is five (5) years and all options must be granted within five (5) years from the effective date of the Plan.

Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. The Option Plan provides that the number of shares and the option price will be adjusted on a pro-rata basis for stock splits and stock dividends.

During the year ended September 30, 1996 options to purchase 1,000,000 shares of the Company's common stock at $7.00 per share were granted to the Company's president. These options vest over a two year period with one-third vesting at the grant date, and one-third on each of the anniversaries of the grant date. These options expire five years from the date of vesting. In addition, options to purchase 25,000 shares of the Company's common stock at $7.00 were granted to a consultant to the Company, these options were exercised during the year ended September 30, 1996. The option price for these grants was equal to the market price at the date of the grants.

As of September 30, 1996, options to purchase up to 246,000 shares of common stock were granted under the SOP. With the exception of 50,000 options granted to a former officer, who's options vest 100% on the grant date, the options vest to the optionee over a one (1) year period with 50% vesting at the grant date and 50% on the first anniversary of the grant date. Options granted under the SOP are compensatory in nature and result in total compensation expense of approximately $1,220,160, of which $855,600 was recorded as compensation expense during 1995 and $364,560 was recorded as expense for the year ended September 30, 1996.

The only other benefit plan offered at the present or during 1996 involves a major medical plan which is made available to all employees on a non-discriminatory basis, the Company currently maintains no other stock option plans, no plan which would termed a "Long-Term Incentive Plan" as explained in
Item 402 (a)(6)(iii) of the U.S. Securities and Exchange Act, nor any benefit plan which would give rise to "Long Term Compensation" as defined in Item 402(b)(iv) of the U.S. Securities and Exchange Act, except as described above.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
---------------------------------------------------

Pursuant to the By-Laws of the corporation, the Company has agreed to indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his/her position, if he/she acted in good faith and in a manner he/she reasonably believed to be in the best interest of the corporation and, in certain cases, may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, the Company must indemnify him/her against all expenses incurred, including attorney's fees.
With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by Colorado law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling the Company, pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in said Act and is, therefore, unenforceable.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and certain written presentations, no person who was a director, officer, or beneficial owner of more than 10% of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

VETI

--------------------------------------------------------------------------------------------------------------------------
                                                               Number of Securities          Value of Unexercised In-
                                                              Underlying Unexercised            the-Money options
                                                             options at Sept. 30, 1996          at Sept. 30 1996
                         Shares        Value                       Exercisable/              Exercisable / Unexercisable
Name                    Acquired      Realized                     Unexercisable                     ($000's)
--------------------------------------------------------------------------------------------------------------------------
Amyn S. Dahya               0             0                      250,000/750,000                  $125/$375
Douglas C. Washburn         0             0                       26,800/13,200                    $13/$7
Dennis E. Welling           0             0                       26,800/13,200                    $13/$7
--------------------------------------------------------------------------------------------------------------------------

During 1995, the VETI adopted a qualified Incentive Stock Option Plan (V-ISOP) which provides that a maximum of 700,000 options to purchase its common stock may be granted to officers, employees and advisors of VETI. Options granted under the V-ISOP are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981 Act") as amended by the Tax Reform Act of 1986.

In 1995, options to purchase 606,000 shares of VETI's common stock were granted under the V-ISOP with an exercise price of $1.00 per share which represents the market price per share on the date of grant. In 1996, options to purchase 10,000 shares of common stock were granted under the V-ISOP with an exercise price of $1.00 per share which represents the market price per share on the date of the grant. All options granted are exercisable for a period of ten (10) years and vest over a three year period.

VETI also adopted a non-qualified Stock Option Plan (V-SOP), which grants options to purchase a maximum of 500,000 shares of the Company's common stock to officers, key employees and advisors of the Company. Options granted under the Plan are not intended to qualify as incentive stock options under the 1981 Act.

In 1995, options to purchase 480,000 shares of VETI's common stock at a price of $.01 to $3.00 per share were granted under the V-SOP. In 1996, options to purchase 25,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the V-SOP. These options vest on varying terms of periods up to three(3) years. Certain of these options are compensatory in nature and resulted in total compensation expense of $99,500 during the year ended September 30, 1995.

Prior to September 30, 1994, VETI had granted options to purchase up to a total of 1,350,000 shares of its common stock. These options are not intended to qualify as incentive stock options under the 1981 Act. Included in these options are options to purchase up to 1,000,000 shares at $1,00 granted to the Chief Executive Officer of VETI, under an employment agreement. This agreement provides that 25% of such options were vested immediately with the remaining 75% to vest based on the achievement of defined sales goals.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding the Company's common stock owned on December 17, 1996 by (1) any person (including any "group") who is known by the Company to own beneficially more than 5% of its outstanding common stock, (2) each director and officer, and (3) all officers and directors as a group.

==================================================================================================
NAME AND ADDRESS OF                        SHARES OF COMMON STOCK          PERCENT OF COMMON STOCK
BENEFICIAL OWNER                           OWNED                           OUTSTANDING **
==================================================================================================
AMYN DAHYA
1335 GREG ST. #104                               3,691,694 (1)                      27.7%
SPARKS, NV. 89431
--------------------------------------------------------------------------------------------------
HANIF DAHYA
5 BEECHWOOD ROAD                                      NIL                             --
ALLENDALE, NEW JERSEY
07401
--------------------------------------------------------------------------------------------------
SANDRO KUNZLE
TENUTA AIA VECCHIA                                    NIL                             --
58029 SASSOFORTINO (GR)
ITALY
--------------------------------------------------------------------------------------------------
BISMILLAH CHILDREN'S                             1,807,750 (2)                       14.3%
  FOUNDATION LTD.
1335 GREG ST. #104
SPARKS, NV. 89431
--------------------------------------------------------------------------------------------------
SOCIETE GENERALE                                 2,902,701 (3)                       20.5%
17 COURS VALNY
LA DEFENSE
CEDEX
PARIS, FRANCE
--------------------------------------------------------------------------------------------------
ALL OFFICERS AND DIRECTORS
OF THE COMPANY AS A                              3,884,121                           29.1%
GROUP (6 PERSONS)
==================================================================================================

--------------------------------------

** Based upon 12,667,311 common shares outstanding at December 17, 1996 and assumes conversion of outstanding stock options and warrants that are currently exercisable.

(1) At December 31, 1996, Mr. Amyn Dahya held 1,992,000 common shares of the Company, in addition 1,032,694 common shares of the Company were owned or controlled by Dahya Holdings, Inc. ("DHL"), a foreign corporation, of which Mr. Amyn Dahya is an officer and director. Mr. Mansoor Dahya, an uncle to Mr. Amyn Dahya, is the majority shareholder of Dahya Holdings, Inc. and holds 91% of the outstanding voting stock of DHL. As indirect shareholders, Messrs. Amyn Dahya and Mansoor Dahya have shared voting and investment power in and to these shares. Also at December 31, 1996, Mr. Dahya had a total of 667,000 exercisable options to purchase common stock of the Company at $7.00 per share.

(2) Bismillah Children's Foundation Ltd. is a non-profit/charitable foreign corporation of which Mr. Amyn Dahya is a Trustee and Director. Bismillah is managed by a five (5) member Board of

     Trustees. Mr. Dahya and his wife are two of the five Trustees. A majority vote is required for the Board to take any actions on behalf of the Foundation.
(3) Includes 1,427,679 common shares held at December 31, 1996 and 641,689 exercisable common stock warrants and 833,333 common shares assuming the conversion of the $5,000,000 convertible debenture.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Vector Environmental Technologies, Inc. and Subsidiaries
--------------------------------------------------------

The Company shares officers, personnel and facilities with VETI and accordingly actual costs related to these officers and personnel and facilities are shared on a pro-rata basis. In addition, at December 31, 1995, Dahya Holding Limited ("DHL") held approximately a 14% interest in VETI.

The Company employs several scientists, technologists and engineers experienced in the fields of environmental protection, water purification, treatment of effluents from mineral processing operations, and pollution control of water. VETI, is utilizing the Company's infrastructure in order to develop commercial applications for water purification technologies developed by the Company. The Company provides research and development services to VETI as required. In addition, the Company provides technical staff to VETI as required. The Company bills VETI for the services of its technical staff at a rate which approximates cost recovery. During the year ended September 30, 1996, the Company billed VETI $285,730 for such services.

Diamond Fontein International, Ltd.
-----------------------------------

Diamond Fontein International, Ltd., with whom the Company has entered into various transactions is a wholly owned subsidiary of DHL.

Casmyn Research and Engineering
-------------------------------

Casmyn Research and Engineering ("CRE") a Canadian corporation is a wholly owned subsidiary of DHL. During 1996 the Company paid CRE $74,456 for consulting services related to various Company programs and activities.

                                    PART IV


ITEM 14.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  3. Exhibits
       ---------

            3.1  Registrant's amended and restated articles of incorporation (1)
            3.2  Registrant's By-Laws (1)

     10. Material Contracts
         ------------------

                10.1 Matabeland Minerals, Private Limited, Zimbabwe purchase agreement (2)
                10.2 Casmyn Corp. 1995 Incentive Stock option Plan (3)
                10.3 Casmyn Corp. 1995 Non-Qualified Stock Option Plan (3)*
                10.4 Societe Generale $5 million Subscription Agreement Casmyn
                     (4)
                10.5 Societe Generale $5 million convertible Debenture (3)
                10.6 Subscription Agreement for the sale of 750,000 units (5)
                10.7 Stock purchase Agreement between Casmyn Corp. and
                     WestAmerica (6)
                10.8 Subscription Agreeement for the sale of 409,091 units (7)
                10.9 Sale Agreement - Newgold Incorporated**

     11.  Statement re: computation of per share earnings (computation can be determined from the material contained in this report)

     21.  Subsidiaries of the Registrant (see Item 1 - Description of Business)

     27.  Financial Data Schedule
--------------------------------------------------------------------------------
(1) Previously filed with the commission on Form 10-KSB for the fiscal year ended September 30, 1994 and incorporated herein by reference.
(2) Previously filed with the commission on Form 8-K dated February 15, 1996 and incorporated herein by reference.
(3) Previously filed with the commission on Form 10-KSB for the fiscal year ended September 30, 1995, and incorporated herein by reference.
(4) Previously filed with the commission on From 8-K dated September 29, 1995 and incorporated herein by reference.
(5) Previously filed with the commission on Form 8-K dated April 3, 1996 and incorporated herein by reference.
(6) Previously filed with the commission on From 8-K dated July 18, 1996 and incorporated herein by reference.
(7) Previously filed with the commission on Form 8-K dated September 18, 1996 and incorporated herein by reference.

*    Compensatory plan, agreement or arrangement

**   Filed herein.

(b)  Reports on Form 8-K
     -------------------

September 18, 1996  The Company reported the placement of 409,091 common share
------------------
through an offshore subscription agreement dated September 11, 1996.

July 18, 1996   The Company reported the acquisition of 5,680,514 shares of
-------------
restricted common stock of WestAmerica Corporation in exchange for 606,061 shares of restricted Company common stock. The report includes pro forma financial statements prepared to show the effect of the acquisition.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

CASMYN CORP.


By:  /s/ Amyn S. Dahya                          1/13/97
     -----------------------                  -----------
Amyn S. Dahya, President and
Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the date indicated.

        Signature                            Title                    Date
----------------------------------------------------------------------------
/s/ Amyn S. Dahya            President, Chief Executive Officer      1/13/97
--------------------------                                           -------
Amyn S. Dahya                and Chairman of the Board

/s/ Hanif S. Dahya           Director                                1/13/97
--------------------------                                           -------
Hanif S. Dahya               (Vice Chairman of the Board)

/s/ Sandro Kunzle            Director                                1/13/97
--------------------------                                           -------
Sandro Kunzle

/s/ Douglas C. Washburn      Vice President - Secretary, Treasurer   1/13/97
--------------------------                                           -------
Douglas C. Washburn          (Principal Financial Officer)

/s/ Dennis E. Welling        Controller                              1/13/97
--------------------------                                           -------
Dennis E. Welling            (Principal Accounting Officer)
