Form 10-K/A
period 1996-09-30
CASMYN CORP
filed 1997-01-17
CIK 772320

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-K/A

                                Amendment No. 1

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

On March 29, 1996, the Company completed a private placement of 750,000 units for net proceeds of $8,745,683. Each unit consists of one share of the Company's restricted common stock, plus one warrant; two warrants, plus $13.00, will entitle the holder to purchase one share of the Company's common stock. These warrants expire two years from the date of issue.

On September 11, 1996, the Company completed a private placement of 409,091 units for net proceeds of $4,230,000. Each unit consists of one share of the Company's common stock, plus one warrant; two warrants, plus $11.00, will entitle the holder to purchase one share of the Company's common stock. These warrants expire two years from the date of issue.

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

CHARLIESONA MINE
----------------

The Charliesona Mine is located 6 kilometers northwest of the Turk Mine on an all weather road and is located on the national electric power grid. The ore sources for the Charliesona Mine are open pit oxide, underground sulphide and surface mill tailings dumps.

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

DING DONG, SANDY, PETER PAN AND MOTAPA MINES
--------------------------------------------

All of these properties are on the national electric power grid and within close proximity of the Turk Mine. The ore sources for these mines consist of open pit oxide and underground sulphide mineral deposits.

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

FACILITIES

The Company maintains offices in Sparks, Nevada and Vancouver, Canada in office space which is currently occupied under month-to-month leases at a cost of approximately $4,100 and $7,600 per month respectively. The Sparks, Nevada operations occupy a portion of a 8,000 square foot unit which includes office and laboratory facilities which are shared with certain related companies. Those companies reimburse the Company for a portion of the monthly rent. The Vancouver offices, which are also shared with VETI, occupy 6,036 square feet in a high rise office building. These facilities are adequate for the current level of operations and sufficient office and laboratory space is conveniently located to support future growth.

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

                                               YEAR                 YEAR                 YEAR                  YEAR
                                               ENDED                ENDED                ENDED                 ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,
                                              1993(1)               1994                1995                  1996(2)
                                     -----------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                     $   75                $  601              $    382               $   630
                                     -----------------------------------------------------------------------------------
Costs and expenses:
 Mineral operations                               -                     -                     -                   959
 Cost of water purification revenues              1                   603                   490                     -
 General and administrative
  expense                                     1,076                 3,224                 3,908                 2,696
 Compensatory stock option
  expense                                         -                     -                   955                   364
 Depreciation, depletion and
  amortization                                   80                    39                    99                   232
 Mineral exploration expense                      -                     -                 1,010                   423
 Research and development                        85                    15                   185                     -
 Mergers and acquisitions                         -                     -                   135                   482
 Write down of assets                           399                   908                     -                   673
                                     -----------------------------------------------------------------------------------
          Total costs and
           expenses                           1,641                 4,789                 6,782                 5,829
                                     -----------------------------------------------------------------------------------

Loss from operations                         (1,566)               (4,188)               (6,400)               (5,199)
                                     -----------------------------------------------------------------------------------
Other income (expense):
 Equity in net loss of affiliate(2)               -                     -                     -                (3,178)
 Minority interest in net loss
  of consolidated subsidiary                  1,302                 4,581                 3,502                     -
 Gain (loss) on sale of
  investments                                   (14)                  253                  (150)                    -
 Other income (expense)                         (16)                   45                   (27)                   56
                                     -----------------------------------------------------------------------------------
          Other income (expense),
           net                                1,272                 4,879                 3,325                (3,122)
                                     -----------------------------------------------------------------------------------
Income (loss) from continuing
 operations                                    (294)                  691                (3,075)               (8,321)
Gain (loss) from discontinued
 operations                                    (292)                 (644)                   33                     -
                                     -----------------------------------------------------------------------------------
Net income (loss)                            $ (586)               $   47               $(3,042)              $(8,321)
                                     ===================================================================================

Income (loss) per common share:
  Income (loss) from continuing              $(0.09)               $ 0.14               $ (0.40)              $ (1.16)
   operations
  Income (loss) from
   discontinued operations                    (0.09)                (0.13)                    -                     -

                                     -----------------------------------------------------------------------------------
Net income (loss)                            $(0.18)               $ 0.01               $ (0.40)              $ (1.16)
                                     ===================================================================================
Weighted average number of
 common shares outstanding                    3,244                 4,946                 7,651                 7,149
                                     ===================================================================================

SUPPLEMENTAL LOSS PER SHARE INFORMATION - Had the 2,707,000 preferred shares been outstanding as common for the entire fiscal year ended September 30, 1996, the weighted average common shares outstanding would have been 9,604,272 and the loss per common share would have been $(0.87).

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

Effective September 30, 1996, the Company reduced its voting interest in VETI as a result of converting VETI perferred stock, which had voting rights per share equivalent to four (4) VETI common shares, to common shares of VETI. Therefore, as of September 30, 1996, the investment in VETI has been recorded in the consolidated balance sheet using the equity method of accounting and this method of accounting will be applied prospectively. The Company has elected, however, to provide a consolidated statement of operations for the year ended September 30, 1996 which reflects an equity method presentation retroactive to the beginning of the year. The consolidated financial statements as of September 30, 1995 and for the years ended September 30, 1995 and 1994 have not been restated. As a result, the consolidated financial statements for the years ended September 30, 1996 are not readily comparable to those for the years ended September 30, 1995 and 1994.

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
                                                 ============================================          ===========

Revenues for the year ended September 30, 1996, were $630,481 representing sales of gold produced in Zimbabwe. There were no gold sales in 1995. During the year ended September 30, 1996, the Zimbabwe mining properties were being updated and improved through a continuing major capital improvement program. As a result, the mines have only been operated on a very limited basis since acquisition of the properties on January 31, 1996. Due to these low operating levels the fixed and variable mineral operations expenses of $958,561 related to the production of gold exceeded the revenues from gold sales by $328,080.

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

Other income, exclusive of minority interest, decreased by $476,325 in the fiscal year ended September 30, 1995, compared to the fiscal year ended September 30, 1994, due mainly to gains on the sale of investments in related parties of $253,218 that were realized in 1994, with a loss on sale in investments in related parties of $150,000 in 1995. Minority interest in the net loss of consolidated subsidiary decreased $1,078,293 to $3,502,401 for the fiscal year ended September 30, 1995.

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

Additionally, on November 8, 1996, the Company completed a private placement of 155,000 units for total net proceeds of $1,410,500. During the fiscal year ended September 30, 1995, the Company completed private placements of 405,000 Common Shares and 714,286 units for total net proceeds of $7,002,859, and completed placement of a $5,000,000, 2.5%, unsecured, convertible debenture for net proceeds of $4,700,000 (See Notes to the Consolidated Financial Statements). Additionally, during the year ended September 30, 1995, VETI completed private placements of 500,000 common shares and 1,000,000 units for total net proceeds of $3,375,000. During the fiscal year ended September 30, 1994, the Company completed a private placement of 378,055 shares of common stock for net proceeds of $1,908,000.

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

Net Cash Used in Investing Activities. Net cash used in investing activities was $15,229,727 for the year ended September 30, 1996 due to the purchase of certain businesses in Zimbabwe, the development of certain mineral properties and assets in Zimbabwe, purchases of property and equipment at the Zimbabwe mining properties and investments in VETI, and the Relief Canyon joint venture. During the year ended September 30, 1995, the Company received $1,487,538 from the sale of investments, and $209,324 from the sale of assets; this was offset by an increase in investments in and advances to affiliates of $650,000, and $239,749 that was used to purchase property and equipment. These transactions resulted in net cash provided by investing activities of $807,113. In the year ended September 30, 1994, proceeds from the sale of investments and assets of $1,368,220 were the major source of cash from investing activities, offset by an increase in investments in and advances to affiliates of $626,120, and the purchase of property and equipment of $142,530. These transactions resulted in net cash provided by investing activities of $599,570.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $17,774,060 for the year ended September 30, 1996 due to the Company receiving $17,725,685 from the collection of funds, net of costs, from private placements of common stock and $200,400 received from the exercise of stock options, offset by the repayment of long-term debt of $152,025. As discussed above, during the year ended September 30, 1995, the Company received $4,700,000 (net of debt issuance costs) from the placement of a debenture, $3,060,712 from the issuance of common stock of the Company and $1,326,564 from the issuance of VETI and VVC common stock, offset by repayment of long-term debt of $42,609, resulting in net cash provided by financing activities of $9,044,667. During the year ended September 30, 1994, the Company received $1,100,000 from the issuance of common stock of the Company and $3,080,820 from the issuance of VETI and VVC common stock, offset by repayment of long-term debt of $107,003, resulting in net cash provided by financing activities of $4,073,817.

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

Operating costs will be affected in part (primarily labor costs) by local inflation rates. Inflation in Zimbabwe has been relatively stable in recent years and was 23.0% (estimated), 23.7% and 24.3% for the calendar years ended 1996, 1995 and 1994 respectively. The rate on foreign exchange has typically dropped in line with the inflation rate and as such, since the Company settles its gold sales in U.S. dollars, most of the negative impact of inflation is offset.

ITEM 8.  FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

                                                                          Page
                                                                          ----
I.  Consolidated Financial Statements of Casmyn Corp.

    Independent Auditors' Report.......................................... 31

    Consolidated Balance Sheets as of September 30, 1996 and 1995 ........ 32

    Consolidated Statements of Operations for the
     Years Ended September 30, 1996, 1995 and 1994........................ 33

    Consolidated Statements of Stockholders' Equity (Deficiency)
     for the Years Ended September 30, 1996, 1995 and 1994 ............... 34

    Consolidated Statements of Cash Flows for the Years
     Ended September 30, 1996, 1995 and 1994.............................. 35

    Notes to the Consolidated Financial Statements........................ 37

II. Consolidated Financial Statements of Vector Environmental
     Technologies, Inc.

    Independent Auditors' Report.......................................... 48

    Consolidated Balance Sheets as of September 30, 1996 and 1995 ........ 49

    Consolidated Statements of Operations for the
     Years Ended September 30, 1996, 1995 and 1994........................ 50

    Consolidated Statements of Stockholders' Equity (Deficiency)
     for the Years Ended September 30, 1996, 1995 and 1994................ 51

    Consolidated Statements of Cash Flows for the Years
     Ended September 30, 1996, 1995 and 1994.............................. 52

    Notes to the Consolidated Financial Statements........................ 53

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


Deloitte & Touche LLP

Reno, Nevada
December 21, 1996

                                  CASMYN CORP.
                          CONSOLIDATED BALANCE SHEETS

                                           SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
-----------------------------------------------------------------------------------
                 ASSETS
                 ------
CURRENT ASSETS:
  Cash and cash equivalents                       $ 4,046,194           $ 4,938,945
  Common stock subscriptions receivable                     -             7,125,002
  Accounts receivable, net of allowance
    of $88,837 and $0                                 210,748                33,872
  Inventories                                         517,837               312,069
  Prepaid expenses and other assets                    15,295               653,518
                                                  ---------------------------------
     Total current assets                           4,790,074            13,063,406
INVESTMENT IN AND ADVANCES TO AFFILIATES            2,748,031               204,227
PROPERTY AND EQUIPMENT, NET                        14,101,782               510,921
DUE FROM RELATED PARTIES, NET                         211,708                58,451
OTHER ASSETS                                          465,544               478,656
                                                  ---------------------------------
TOTAL ASSETS                                      $22,317,139           $14,315,661
                                                  =================================
-----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                $ 2,024,973           $   392,025
  Accrued taxes from acquisition                      993,660                     -
  Payable to joint venture                            623,000                     -
  Accrued liabilities                                 303,864               182,617
  Current portion of long-term debt                   107,471                27,462
                                                  ---------------------------------
     Total current liabilities                      4,052,968               602,104
LONG-TERM DEBT                                         71,230                71,298
CONVERTIBLE DEBT                                    5,000,000             5,000,000
                                                  ---------------------------------
     Total Liabilities                              9,124,198             5,673,402
                                                  ---------------------------------
MINORITY INTEREST                                           -               498,663
                                                  ---------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 20,000,000
    shares authorized; none outstanding                     -                     -
  Common stock, $.04 par value; 300,000,000
    shares authorized; 12,512,133 and 8,604,637
    shares issued and outstanding                     500,485               344,185
  Additional paid-in capital                       25,735,368            11,859,844
  Accumulated deficit                             (12,389,109)           (4,067,783)
  Foreign currency translation adjustment            (653,803)                7,350
                                                  ---------------------------------
       Total stockholders' equity                  13,192,941             8,143,596
                                                  ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $22,317,139           $14,315,661
                                                  =================================

The accompanying notes are an integral part of these consolidated financial statements

                                  CASMYN CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

=========================================================================================
                                                1996             1995            1994
-----------------------------------------------------------------------------------------
REVENUES:
  Precious metals                           $    630,481    $           -      $        -
  Water purification                                   -          382,158         566,331
  Consulting and management fees                       -                -          34,383
                                            ---------------------------------------------
                                                 630,481          382,158         600,714
                                            ---------------------------------------------
COSTS AND EXPENSES:
  Mineral operations                             958,561                -               -
  Cost of water purification revenues                  -          489,589         602,678
  General and administrative expenses          2,696,135        3,908,099       3,224,625
  Compensatory stock option expense              364,560          955,100               -
  Depreciation, depletion and amortization       232,019           98,805          38,563
  Mineral exploration expense                    423,717        1,010,334               -
  Write down of assets                           672,560                -         908,059
  Research and development                             -          185,053          15,294
  Mergers and acquisitions                       482,339          134,749               -
                                            ---------------------------------------------
                                               5,829,891        6,781,729       4,789,219
                                            ---------------------------------------------

LOSS FROM OPERATIONS                          (5,199,410)      (6,399,571)     (4,188,505)
                                            ---------------------------------------------

OTHER INCOME (EXPENSE):
Equity in net loss of affiliate               (3,177,953)               -               -
Minority interest in net loss of
 consolidated subsidiary                               -        3,502,401       4,580,694
Gain (loss) on sale of investments                     -         (150,000)        253,218
Interest income (expense), net                    47,463          (44,863)         49,871
Other income (expense), net                        8,574           17,176          (4,451)
                                            ---------------------------------------------
     Other income (expense), net              (3,121,916)       3,324,714       4,879,332
                                            ---------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS      (8,321,326)      (3,074,857)        690,827
                                            ---------------------------------------------
DISCONTINUED OPERATIONS:
Loss from discontinued operations                      -          (77,354)       (643,767)
Gain on disposal of discontinued operations            -          109,783               -
                                            ---------------------------------------------
  Gain (loss) from discontinued operations             -           32,429        (643,767)
                                            ---------------------------------------------
NET INCOME (LOSS)                           $ (8,321,326)   $  (3,042,428)     $   47,060
                                            =============================================
-----------------------------------------------------------------------------------------
INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations    $      (1.16)   $       (0.40)     $     0.14
Income (loss) from discontinued operations             -                -           (0.13)
                                            ---------------------------------------------
NET INCOME (LOSS)                           $      (1.16)   $       (0.40)     $     0.01
                                            =============================================
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                               7,148,742        7,651,336       4,946,454
                                            =============================================
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

                                  CASMYN CORP.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                                          Foreign         Total
                                Number                                     Additional                     Currency    Stockholders'
                               of Common     Common        Preferred         Paid-in      Accumulated    Translation     Equity
                                Shares        Stock          Stock           Capital        Deficit      Adjustment    (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1993                          3,244,296   $  129,765   $       -         $    435,876    $( 1,072,415)   $       -  $   (506,774)
                             ------------------------------------------------------------------------------------------------------
Adjustment to reflect
 acquisition of Casmyn USA,
 Inc., under accounting for
 companies under common
 control                               -            -           -             (149,990)              -            -      (149,990)
Issuance of shares in
 exchange for investment in
 related party                 3,500,000      140,000           -               10,000               -            -       150,000
Issuance of shares in
 exchange for options to
 purchase mineral rights         325,000       13,000           -              184,227               -            -       197,227
Private placement                378,055       15,122           -            1,892,878               -            -     1,908,000
Gain on sale of investment in
 related party                         -            -           -              568,424               -            -       568,424
Net income                             -            -           -                    -          47,060            -        47,060
                             ------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1994                          7,447,351      297,887           -            2,941,415      (1,025,355)           -     2,213,947
                             ------------------------------------------------------------------------------------------------------
Issuance of shares for
 consulting services              38,000        1,520           -              188,480               -            -       190,000
Private placements               405,000       16,200           -            2,236,650               -            -     2,252,850
Private placement of units       714,286       28,578           -            4,721,431               -            -     4,750,009
Gain on sale of investment in
 related party                         -            -           -              916,268               -            -       916,268
Issuance of compensatory
 stock options                         -            -           -            1,220,160               -            -     1,220,160
 Less: deferred compensation           -            -           -             (364,560)              -            -      (364,560)
Foreign currency translation
 adjustment                            -            -           -                    -               -        7,350         7,350
Net loss                               -            -           -                    -      (3,042,428)           -    (3,042,428)
                             ----------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1995                          8,604,637      344,185           -           11,859,844      (4,067,783)       7,350     8,143,596
                             ----------------------------------------------------------------------------------------------------
Conversion to preferred stock (2,707,000)    (108,280)    270,700             (162,420)              -            -             -
Private placement of units     1,159,091       46,364           -           12,929,319               -            -    12,975,683
Shares issued in lieu of
 interest                          7,302          292           -              120,600               -            -       120,892
Deferred compensation                  -            -           -              364,560               -            -       364,560
Issuance of compensatory
 stock options                         -            -           -              576,250               -            -       576,250
  Less: deferred compensation          -            -           -             (576,250)              -            -      (576,250)
Exercise of stock options         40,000        1,600           -              198,800               -            -       200,400
Acquisition of WestAmerica       606,061       24,243           -            6,755,459               -            -     6,779,702
Rescission of acquisition of
 WestAmerica                    (606,061)     (24,243)          -           (6,755,459)              -            -    (6,779,702)
Conversion to common stock     2,707,000      108,280    (270,700)             162,420               -            -             -
Acquisition of Auromar         2,701,103      108,044           -              262,245               -            -       370,289
Foreign currency translation
 adjustment                            -            -           -                    -               -     (661,153)     (661,153)
Net loss                               -            -           -                    -      (8,321,326)           -    (8,321,326)
                             -----------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1996                         12,512,133   $  500,485   $       -         $ 25,735,368   $ (12,389,109)  $ (653,803)  $13,192,941
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
                                                           =============================================

                                                                     (CONTINUED)

  The accompanying notes are an integral part of these consolidated financial statements

                                 CASMYN CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                  (CONTINUED)

                                                                               --------------------------------------------
                                                                                   1996              1995            1994
                                                                               --------------------------------------------
CASH PAID FOR INTEREST                                                         $   147,169     $     12,605        $ 22,521
                                                                               ============================================

NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock for subscriptions receivable                        $         -     $  7,125,002        $808,000
  Transfer of equipment to related parties                                               -          (36,641)              -
  Issuance of common stock for services                                                  -          390,000               -
  Issuance of common stock for payment of interest                                 120,892                -               -
  Issuance of common stock for mineral properties                                        -                -         197,227
  Increase in due to related parties and decrease in additional
   paid-in capital for acquisition of Casmyn USA, Inc.                                   -                -         149,990
  Investment in related party received for repayment of debt                             -                -         173,046
  Issuance of common stock for investment in related party                               -                -         150,000
  Acquisition of equipment with notes payable                                            -                -          24,302
  Exchange of investment in Auromar for investment in VETI                         204,227                -               -
  Conversion of common stock to preferred stock                                    270,700                -               -
  Conversion of preferred stock to common stock                                    270,700                -               -
  Issuance of common stock to acquire WestAmerica                                6,779,702                -               -
  Rescission of acquisition of WestAmerica                                       6,779,702                -               -
  Property and equipment purchased through issuance of
      accounts payable and accrued liabilities                                   1,036,527                -               -
  Decrease in investment in VETI and increase in advances
      to VETI for dividends on preferred stock                                     237,500                -               -

---------------------------------------------------------------------------------------------------------------------------

* PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED:
  Working capital, other than cash                                             $  (108,227)
  Mineral properties                                                            (4,945,600)
  Property and equipment                                                          (896,516)
  Accrued taxes from acquisition                                                   993,660
  Stock issued                                                                     370,289
  Capital lease obligations                                                        231,966
                                                                               -----------
     Net cash used to acquire businesses                                       $(4,354,428)
                                                                               ===========

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

Casmyn also has the following wholly owned subsidiaries: Casmyn Mining Corporation, which serves as a holding company for the Company's mining operations and which is actively exploring for mineral resources in South Africa; Casmyn Zimbabwe (Private) Ltd., which acquired and is conducting mining operations in Zimbabwe; Copperbelt Associates, Limited, which is actively exploring for mineral resources in Zambia; Casmyn Technologies, Ltd., which conducts research and development of water purification technology; Casmyn Desalco, Ltd., which conducts research and development on desalinization projects; and Vector South Africa, Ltd., which is licensed in South Africa to sell water purification systems.

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

PROPERTY AND EQUIPMENT

Mineral properties - Mineral properties are stated at acquisition cost. Mineral exploration and development costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body, are capitalized. Acquisition and capitalized costs are charged to future operations using a unit-of-production method over the estimated life of the ore body. If a property is determined not to be commercially feasible, unrecoverable costs are expensed in the year such determination is made. On-going development expenditures to maintain production are generally charged to operations as incurred.

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

2.  BUSINESS SEGMENTS

After discontinuing its metal fabrication business segment, the Company has operated principally in two business segments: mineral resource development ("mining") and development and sale of environmental technologies, principally water purification systems ("water purification"). During the year ended September 30, 1996, the Company operated in water purification through its equity investment in VETI. The Company's primary focus has been mineral resource development. During fiscal 1996 the Company acquired gold producing properties in Zimbabwe (See Note 4) which commenced operations on a limited basis in April 1996. Throughout fiscal 1996 most of the gold processing operations were shut down during a plant modernization and expansion program, the first phase of which was substantially completed in September 1996. The Company's mining operations are based in Africa (Zimbabwe and South Africa).

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
-----------------------------------------------------------------------------------------------------------------

The Company has operations based in North America and Africa, and in Asia through its equity investment in VETI. The table below presents information as to the Company's operations by geographic region.

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

Sales                         $ 1,017,071
Loss from operations           (4,091,717)
Net loss                       (3,962,346)

Current assets                $ 2,645,458
Non-current assets              2,432,350
                              -----------
                              $ 5,077,808
                              ===========

Current liabilities           $ 2,659,276
Stockholders' equity            2,418,532
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

ZAMBIA

During the fiscal year ended September 30, 1996, the Company purchased 100% of the common shares of Copperbelt Associates Limited for $65,700. That company's only asset is a prospecting license covering certain properties in the Zambian Copperbelt. The purchase price of $65,700 was allocated to the prospecting license and recorded in mineral properties.

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

6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:

                                                        1996             1995
                                                     ---------------------------
         Mineral properties                          $ 6,041,524       $ 197,227
         Joint venture mineral properties (Note 13)    1,398,000               -
         Buildings                                     1,133,665               -
         Mining production equipment                   5,074,163               -
         Furniture, fixtures and office equipment        257,803         257,385
         Leasehold improvements                           63,004          36,207
         Automotive equipment - mining                   490,171         115,604
                                                     ---------------------------
                 Total                                14,458,330         606,423
         Accumulated depreciation, depletion and
          amortization                                  (356,548)       (147,959)
                                                     ---------------------------
         Net property and equipment                   14,101,782         458,464
         Construction in progress                              -          52,457
                                                     ---------------------------
         Total property and equipment, net           $14,101,782       $ 510,921
                                                     ===========================

On April 24, 1994, the Company entered into an agreement to acquire a three-year option to purchase certain mineral rights in South Africa from Diamond Fontein International, Ltd. ("DFI"), a related party. Consideration for the option was the issuance of 25,000 common shares at par value ($.04) or $1,000.

On August 4, 1994 and August 8, 1994, the Company acquired a 50% interest in certain mineral properties located in the Schweizer-Reneke region of South Africa and a 100% interest in certain properties located in the Schweizer-Reneke and Northern Transvaal regions of South Africa from DFI by the issue of 300,000 common shares valued at $196,227, which is the historical cost incurred by DFI relative to acquisition of the mineral rights. Effective August 12, 1996 the Company acquired Auromar (See Note 4), which owns the option to acquire the remaining 50% interest in certain of the mineral properties located in the Schweizer-Reneke region. This interest was also valued at $196,227.

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
                                                            =========

On July 19, 1995 the Company placed a $5,000,000, 2.5%, unsecured, convertible debenture due July 31, 2000 ("Debenture") with Societe Generale, Paris, France ("Holder"). Interest is payable semi-annually commencing January 31, 1996, which, at the election of the Company, may be paid through the issuance of common shares of the Company. The debenture provides for conversion to common stock of the Company at $6.00 per share for the first two years after issuance, increasing to $6.50 during the third year, $7.00 during the fourth year and $7.50 during the fifth year. Under the terms of the debenture, the Company is obligated, upon the election of the Holder, to issue additional shares of its common stock upon completion of the merger with Auromar such that the Holder would maintain its relative ownership interest in the Company upon conversion of the debentures. If elected by the Holder, under this provision, the Company would be required to issue 237,218 additional shares. The net proceeds from this debenture were $4,700,000 after deducting $300,000 in costs relating to the placement.

9.   STOCKHOLDERS' EQUITY

COMMON STOCK

On September 14, 1994, the Company completed a private placement of 378,055 shares of common stock for net proceeds of $1,908,000. During the year ended September 30, 1995, the Company completed private placements for a total of 405,000 shares of common stock for net proceeds of $2,252,850. On September 29, 1995, the Company completed a private placement of 714,286 units for net proceeds of $4,750,009. Each unit consists of one common share of the Company, plus one warrant; two warrants, plus $8.50, will entitle the holder to purchase one share of the Company's common stock. All warrants expire on October 1, 1997. VETI completed a private placement of 1,000,000 units in September 30, 1995, for net proceeds of $2,375,000 (see Note 12). At September 30, 1995, $7,125,002 of these amounts were included in common stock subscriptions receivable. The subscriptions receivable were collected subsequent to September 30, 1995.

On March 29, 1996, the Company completed a private placement of 750,000 units for net proceeds of $8,745,683. Each unit consists of one share of the Company's restricted common stock, plus one warrant. Two warrants, plus $13.00, will entitle the holder to purchase one share of the Company's common stock. The warrrants are exercisable for a period of two years.

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

As of September 30, 1995, options to purchase 765,000 shares of common stock were granted under the ISOP. All options granted under the ISOP through September 30, 1995, have an exercise price of $5.00 per share which was equal to the market price per share on the date of grant. All options granted through September 30, 1995 are exercisable for a term of five (5) years from the date of vesting and vest at the rate of 25% per year over a period of four years. During the year ended September 30, 1996, options to purchase 75,000 shares were granted under the ISOP at prices ranging from $7.00 to $10.00 per share. These options are exercisable for a term of five (5) years from the date of vesting and vest on varying terms of periods up to six (6) years. Certain of these options are compensatory and will result in total compensation of $576,250, of which none has been recorded as compensation expense during 1996. During the year ended September 30, 1996, 170,000 options were canceled.

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

A summary of stock option activity under plans follows:


                                                        Number         Option Price
                                                      of Shares         Per Share
                                                      ---------       ---------------
      Granted during 1995                            1,011,000         $0.04 to $5.00
                                                     ---------        ---------------
      Outstanding at September 30, 1995              1,011,000         $0.04 to $5.00
      Granted (vested and non-vested)                1,100,000        $7.00 to $10.00
      Canceled                                        (170,000)                 $5.00
      Exercised                                        (40,000)        $0.04 to $7.00
                                                     ---------        ---------------
      Outstanding at September 30, 1996              1,901,000        $0.04 to $10.00
                                                     =========        ===============
      Vested and exercisable at September 30, 1996     752,250         $0.04 to $7.00
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

In 1995, options to purchase 480,000 shares of common stock at a price of $.01 to $3.00 per share were granted under the V-SOP. In 1996, options to purchase 175,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the V-SOP. With the exception of 150,000 options that completely vested on the date of grant, the options vest on varying terms of periods up to three years. Certain of these options are compensatory in nature and resulted in total compensation expense of $99,500 during the year ended September 30, 1995.

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

A summary of stock option activity under VETI plans follows:

                                                     Number       Option Price
                                                   of Shares        Per Share
                                                   ---------    --------------
      Outstanding at September 30, 1994            1,350,000             $1.00
      Granted (vested and non-vested)              1,086,000    $0.01 to $3.00
      Canceled                                             -                 -
      Exercised                                            -                 -
                                                   ---------    --------------
      Outstanding at September 30, 1995            2,436,000    $0.01 to $3.00
      Granted (vested and non-vested)                185,000    $1.00 to $2.00
      Canceled                                      (267,000)            $1.00
      Exercised                                      (33,500)            $1.00
                                                   ---------    --------------
      Outstanding at September 30, 1996            2,320,500    $0.01 to $3.00
                                                   =========    ==============
      Exercisable at September 30, 1996            1,312,420    $0.01 to $3.00
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

Deloitte & Touche LLP

Reno, Nevada
December 21, 1996

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                                          1996                1995
---------------------------------------------------------------------------------------------------------
                         ASSETS
                         ------
CURRENT ASSETS:
  Cash and cash equivalents                                            $     77,553       $  459,707
  Restricted investments                                                    250,000                -
  Stock subscriptions receivable                                                  -        4,375,000
  Accounts receivable                                                       232,802           17,452
  Inventories                                                             2,026,141          312,069
  Other assets                                                               58,962          102,652
                                                                       ----------------------------------
     Total current assets                                                 2,645,458        5,266,880
INVESTMENT IN AFFILIATES                                                  1,715,950                -
PROPERTY AND EQUIPMENT, NET                                                 674,157          141,689
OTHER ASSETS                                                                 42,243           77,890
                                                                       ----------------------------------
TOTAL ASSETS                                                           $  5,077,808       $5,486,459
                                                                       ==================================
---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                     $    437,977       $  228,202
  Accrued liabilities                                                       213,447          161,034
  Due to related parties, net                                             1,772,852          220,045
  Line of credit                                                            235,000                -
                                                                       ----------------------------------
     Total current liabilities                                            2,659,276          609,281
                                                                       ----------------------------------

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
                                                                       ==================================

  The accompanying notes are an integral part of these consolidated financial statements

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

===============================================================================================================
                                                                    1996             1995             1994
---------------------------------------------------------------------------------------------------------------

  SALES                                                         $  1,017,071     $    382,158     $   566,331
  COST OF GOODS SOLD                                                 856,550          489,589         602,678
                                                                -----------------------------------------------
  GROSS PROFIT (LOSS)                                                160,521         (107,431)        (36,347)
                                                                -----------------------------------------------

COSTS AND EXPENSES:
  Selling, general and administrative expense                      3,440,258        2,944,669       2,813,879
  Depreciation and amortization                                      136,089           32,272           9,244
  Research and development                                           675,891          185,053         484,520
  Write down of assets                                                     -                -         758,059
                                                                -----------------------------------------------
     Total cost and expenses                                       4,252,238        3,161,994       4,065,702
                                                                -----------------------------------------------
LOSS FROM OPERATIONS                                              (4,091,717)      (3,269,425)     (4,102,049)
OTHER INCOME (EXPENSE)                                               129,371         (128,805)         28,522
                                                                -----------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                   (3,962,346)      (3,398,230)     (4,073,527)
                                                                -----------------------------------------------
DISCONTINUED OPERATIONS:
     Loss from discontinued operations                                     -          (77,354)       (643,767)
     Gain on disposal of discontinued operations                           -          109,783               -
                                                                -----------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                 -           32,429        (643,767)
                                                                -----------------------------------------------

NET LOSS                                                        $ (3,962,346)    $ (3,365,801)    $(4,717,294)
                                                                ===============================================
---------------------------------------------------------------------------------------------------------------


INCOME (LOSS) PER COMMON SHARE:
     Net loss from continuing operations                        $ (3,962,346)    $ (3,398,230)    $(4,073,527)
     Dividends on cumulative preferred stock                        (200,000)         (37,500)              -
                                                                -----------------------------------------------
     Net loss from continuing operations applicable to common
      shares                                                    $ (4,162,346)    $ (3,435,730)    $(4,073,527)
                                                                ===============================================

     Loss per common share from continuing operations                 $(0.33)          $(0.31)         $(0.41)
     Loss per common share from discontinued operations                    -                -           (0.06)
                                                                -----------------------------------------------
NET LOSS PER COMMON SHARE                                             $(0.33)          $(0.31)         $(0.47)
                                                                ===============================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        12,480,178       11,032,179      10,044,907
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

                                                                                                             Foreign       Total
                              Number      Number                                Additional                   Currency  Stockholders'
                            of Common  of Preferred    Common    Preferred       Paid-in      Accumulated   Translation   Equity
                              Shares      Shares       Stock      Stock          Capital        Deficit     Adjustment (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1993                        9,376,400           -      $46,882  $           -   $ 4,599,661   $ (3,360,751)  $ (4,118) $ 1,281,674
                            --------------------------------------------------------------------------------------------------------

  VETI private placement       404,135           -        2,021              -     1,060,422              -          -    1,062,443
  VVC private placement        391,396           -        1,957              -     1,704,170              -          -    1,706,127
  VVC warrant exercise         166,625           -          833              -       311,417              -          -      312,250
  Issuance of shares for
   acquisition of assets       325,000           -        1,625              -       248,891              -          -      250,516
  Issuance of shares for
   services                    600,000           -        3,000              -         7,000              -          -       10,000
  Purchase of treasury shares (640,000)          -       (3,200)             -       (51,800)             -          -      (55,000)
  Foreign currency
    translation adjustment           -           -            -              -             -              -     12,842       12,842
Net loss                             -           -            -              -             -     (4,717,294)         -   (4,717,294)
                            --------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
  1994                      10,623,556           -       53,118              -     7,879,761     (8,078,045)     8,724     (136,442)
                            --------------------------------------------------------------------------------------------------------

  Private placement            500,000           -        2,500              -       997,500              -          -    1,000,000
  Private placement of
    units                    1,000,000           -        5,000              -     2,370,000              -          -    2,375,000
  Issuance of shares for
   services                    100,000           -          500              -       199,500              -          -      200,000
  Exercise of VVC warrants     221,210           -        1,106              -       324,554              -          -      325,660
  Issuance of compensatory
   stock options                     -           -            -              -        99,500              -          -       99,500
  Preferred stock:
     Issued for retirement
      of debt                        -   3,000,000            -             30     2,378,445              -          -    2,378,475
     Issued for cash                 -   1,000,000            -             10     1,999,990              -          -    2,000,000
  Foreign currency
   translation adjustment            -           -            -              -             -              -        786          786
Net loss                             -           -            -              -             -     (3,365,801)         -   (3,365,801)
                            --------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1995                       12,444,766   4,000,000       62,224             40    16,249,250    (11,443,846)     9,510    4,877,178
                            --------------------------------------------------------------------------------------------------------

  Issuance of shares for
   services                     25,000           -          125              -        24,875              -          -       25,000
  Exercise of stock options     33,500           -          167              -        33,333              -          -       33,500
  Conversion to common       4,000,000  (4,000,000)      20,000            (40)      (19,960)             -          -            -
  Shares issued in Exchange
    for investment in
    affiliated company       1,532,700           -        7,664              -     1,525,036              -          -    1,532,700
  Collection of subscription
    receivable                       -           -            -              -       150,000              -          -      150,000
  Foreign currency
    translation adjustment           -           -            -              -             -              -          -            -
  Net loss                           -           -            -              -             -     (3,962,346)         -   (3,962,346)
  Dividend declared on
   convertible preferred
   stock                             -           -            -              -             -       (237,500)         -     (237,500)
                            --------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1996                       18,035,966           -      $90,180  $           -   $17,962,534   $(15,643,692)    $9,510  $ 2,418,532
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

DISCONTINUED OPERATIONS

In 1995, VMC discontinued its metal fabrication business segment. The results of the metal fabrication segment have been reported separately as discontinued operations in the accompanying consolidated statements of operations for the years ended September 30, 1995 and 1994. Sales for the metal fabrication segment were $12,379 and $519,167 for the years ended September 30, 1995 and 1994, respectively. After discontinuing its metal fabrication segment, the Company has operated principally in one business segment, the development and sale of environmental technologies, principally water purification.

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

INVESTMENT IN AFFILIATES

The investment in affiliates consists principally of the Company's investment in the common stock of Casmyn Corp. Such common shares were acquired when the Auromar shares owned by the Company were exchanged for Casmyn common shares in the merger between Auromar and Casmyn. Other shares were obtained from collection of a $150,000 stock subscription receivable.

REVENUE RECOGNITION

Revenues from sale of water purification equipment are recognized when goods are shipped to customers.

INCOME (LOSS) PER SHARE

Income (loss) per common share is computed on the basis of the weighted average number of shares outstanding and common stock equivalents when dilutive.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Cost includes material, labor and manufacturing overhead costs. Inventories at September 30, were composed of the following:

                                1996        1995
                                ----        ----
             Raw materials   $1,081,054   $ 77,989
             Finished Goods     945,087    234,080
                             ----------   --------
                             $2,026,141   $312,069
                             ==========   ========

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

On June 29, 1995, the Company sold a voting controlling interest to Casmyn Corp. ("Casmyn"), a company related through certain common officers, directors and significant stockholders through the issuance of 3,000,000 Series A preferred shares of the Company, in exchange for $2,378,475 in debts owed by the Company. On September 29, 1995, the Company sold Casmyn an additional 1,000,000 Series A preferred shares at $2.00 per share for net proceeds of $2,000,000. At September 30, 1995 the $2,000,000 was included in subscriptions receivable and was collected subsequent to September 30, 1995. At September 30, 1995, Casmyn had effective voting control of the Company with a 56.25% voting interest.

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

In 1995, options to purchase 480,000 shares of common stock at a price of $.01 to $3.00 per share were granted under the V-SOP. In 1996, options to purchase 175,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the V-SOP. With the exception of 150,000 options that completely vested on the date of grant, the options vest on varying terms of periods up to three years. Certain of these options are compensatory in nature and resulted in total compensation expense of $99,500 during the year ended September 30, 1995.

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

A summary of stock option activity under Company plans follows:

                                           Number           Option Price
                                          of Shares          Per Share
                                          ---------         -------------
      Outstanding at September 30, 1994   1,350,000                 $1.00
      Granted (vested and non-vested)     1,086,000         $.01 to $3.00
      Canceled                                    0                     0
      Exercised                                   0                     0
                                          ---------         -------------
      Outstanding at September 30, 1995   2,436,000         $.01 to $3.00
      Granted (vested and non-vested)       185,000        $1.00 to $2.00
      Canceled                             (267,000)                $1.00
      Exercised                             (33,500)                $1.00
                                          ---------         -------------
      Balance at September 30, 1996       2,320,500         $.01 to $3.00
                                          =========         =============
      Exercisable at September 30, 1996   1,312,420         $.01 to $3.00
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

A reconciliation of the income tax benefit (provision) with amounts determined by applying the statutory U.S. Federal income tax rate to the consolidated income (loss) before income taxes is as follows for the year ended September 30:

                                                                 1996                      1995                    1994
                                                              -----------               -----------            -----------
     Tax benefit at U.S. statutory rate                       $ 1,390,000               $ 1,180,000            $ 1,650,000
     Operating losses with no current tax benefit              (1,390,000)               (1,180,000)            (1,650,000)
                                                              -----------               -----------            -----------
     Total                                                    $         -               $         -            $         -
                                                              ===========               ===========            ===========

The Company's deferred tax items as of September 30 are as follows:

                                                                   1996                    1995
                                                                ----------              -----------
DEFERRED TAX ASSETS:
Net operating loss carryforwards                                $ 3,051,000             $ 2,140,000
Other                                                                28,000                  10,000
                                                                -----------             -----------
Total deferred tax assets                                         3,079,000               2,150,000
Deferred tax liabilities                                                  -                       -
Valuation allowance                                              (3,079,000)             (2,150,000)
                                                                -----------             -----------
Net deferred tax assets                                         $         -             $         -
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

8.  OPERATING LEASES

The Company has obligations under operating leases for offices and facilities. Minimum annual lease payments are as follows:


            1997           $170,458
            1998             85,842
            1999              6,900
            2000              6,900
            2001              6,900
            Thereafter       89,700
                           --------



Related rental expense was $156,857, $60,685 and $62,906 for the years ended September 30, 1996, 1995 and 1994 respectively.


9.   WRITE DOWN OF ASSETS

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

CASMYN
------

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


VETI
----

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

Options must be granted within five (5) years from the effective date of the ISOP. As of September 30, 1995, options to purchase 765,000 shares of common stock were granted under the ISOP. All options granted under the ISOP through September 30, 1995, have an exercise price of $5.00 per share which was equal to the market price per share on the date of grant. All options granted through September 30, 1995 are exercisable for a term of five (5) years from the date of vesting and vest at the rate of 25% per year over a period of four years. During the year ended September 30, 1996, options to purchase 75,000 shares were granted under the ISOP at prices ranging form $7.00 to $10.00 per share. These options are exercisable for a term of five (5) years form the date of vesting and vest on varying terms of periods up to six (6) years. Certain of these options are compensatory and will result in total compensation of $576,250, of which none has been recorded as compensation expense during 1996. During the year ended September 30, 1996, 170,000 options were canceled.

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

In 1995, options to purchase 480,000 shares of VETI's common stock at a price of $.01 to $3.00 per share were granted under the V-SOP. In 1996, options to purchase 175,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the V-SOP. With the exception of 150,000 options that completely vested on the date of grant, the options vest on varying terms of periods up to three years. Certain of these options are compensatory in nature and resulted in total compensation expense of $99,500 during the year ended September 30, 1995.

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
