Form 10-Q
period 1996-12-31
CASMYN CORP
filed 1997-02-13
CIK 772320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               _________________
                                   FORM 10-Q

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED         DECEMBER 31, 1996
                                   --------------------------

                                       OR

[_]      Transition report under section 13 or 15 (d) of the Exchange Act



                        COMMISSION FILE NUMBER 0-14136

                                 CASMYN CORP.
    -----------------------------------------------------------------------
              (Exact name of registrant as specified in Charter)


                                   COLORADO
    -----------------------------------------------------------------------
                (State or other jurisdiction of incorporation)


                                  84-0987840
    -----------------------------------------------------------------------
                       (IRS Employer Identification No.)

                          1335 GREG STREET, UNIT #104
                             SPARKS, NEVADA 89431
                                (702) 331-5524
 ----------------------------------------------------------------------------
         (Address and Telephone Number of Principal Executive Offices)


     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No  [_].

As of February 13, 1997, 12,752,633 shares of the issuer's common stock were outstanding.

     This report contains 14 pages.

                                  CASMYN CORP.
                                   FORM 10-Q
                                     INDEX


                                                                               Page
                                                                               No.
                                                                               ----
PART I.       Financial Information:

              Condensed Consolidated Balance Sheets - September 30, 1996
              and December 31, 1996                                               3

              Condensed Consolidated Statements of Operations - Three Months
              ended December 31, 1996 and 1995                                    4

              Condensed Consolidated Statements of Cash Flows - Three Months
              ended December 31, 1996 and 1995                                    5

              Notes to Condensed Consolidated Financial Statements                7

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                10

PART II.      Other Information:

              Item 6 - Exhibits and Reports on Form 8-K                          14

              Signatures                                                         14

              Exhibits                                                           15

                                  CASMYN CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                  DECEMBER 31,         SEPTEMBER 30,
                                                                      1996                 1996
                                                               -------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                     $    799,543         $  4,046,194
     Accounts receivable, net                                           563,498              210,748
     Inventories                                                        677,246              517,837
     Prepaid expenses and other assets                                  208,857               15,295
                                                                   ---------------------------------
          Total current assets                                        2,249,144            4,790,074
INVESTMENT IN AND ADVANCES TO AFFILIATES                              3,179,342            2,748,031
PROPERTY AND EQUIPMENT, NET                                          15,275,941           14,101,782
DUE FROM RELATED PARTIES, NET                                           189,320              211,708
OTHER ASSETS                                                            446,586              465,544
                                                                   ---------------------------------
          TOTAL ASSETS                                             $ 21,340,333         $ 22,317,139
                                                                   =================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                              $  2,092,923         $  2,024,973
     Accrued taxes from acquisition                                     953,493              993,660
     Payable to joint venture                                                 -              623,000
     Accrued liabilities                                                100,806              303,864
     Current portion of long-term debt                                   94,015              107,471
                                                                   ---------------------------------
          Total current liabilities                                   3,241,237            4,052,968
LONG-TERM DEBT                                                           54,936               71,230
CONVERTIBLE DEBT                                                      5,000,000            5,000,000
                                                                   ---------------------------------
          Total Liabilities                                           8,296,173            9,124,198
                                                                   ---------------------------------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value; 20,000,000
      shares authorized; none outstanding                                     -                    -
     Common stock, $.04 par value; 300,000,000
      shares authorized; 12,752,633 and
      12,512,133 shares issued and outstanding                          510,105              500,485
     Additional paid-in capital                                      27,635,191           25,735,368
     Accumulated deficit                                            (13,995,644)         (12,389,109)
     Foreign currency translation adjustment                         (1,105,492)            (653,803)
                                                                   ---------------------------------
       Total stockholders' equity                                    13,044,160           13,192,941
                                                                   ---------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 21,340,333         $ 22,317,139
                                                                   =================================

         SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

                                  CASMYN CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                               1996           1995
                                           -----------    -----------
REVENUES:
 Precious metals                           $   622,506    $         -
                                           -----------    -----------

COSTS AND EXPENSES:
 Mineral operations                            816,846              -
 General and administrative expenses           567,971        359,867
 Compensatory stock option expense              74,042        198,850
 Depreciation, depletion and amortization      113,573         11,576
 Mineral exploration expense                   418,975        206,492
 Mergers and acquisitions                      113,822         63,332
                                           -----------    -----------
                                             2,105,229        840,117
                                           -----------    -----------
LOSS FROM OPERATIONS                        (1,482,723)      (840,117)
                                           -----------    -----------
OTHER INCOME (EXPENSE):
 Equity in net loss of affiliate              (277,068)      (418,410)
 Interest income, net                           25,842         49,223
 Gain on sale of investment                    126,000              -
 Other income (expense), net                     1,414         (7,393)
                                           -----------    -----------
     Other income (expense), net              (123,812)      (376,580)
                                           -----------    -----------
NET LOSS                                   $(1,606,535)   $(1,216,697)
                                           ===========    ===========

NET LOSS PER COMMON SHARE                  $      (.13)   $      (.14)
                                           ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                12,624,508      8,604,637
                                           ===========    ===========

    SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

                                  CASMYN CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                1996            1995
                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                    $(1,606,535)    $(1,216,697)
Adjustments to reconcile net loss to
 net cash used in operating activities:
     Depreciation, depletion and
      amortization                              113,573          11,576
     Equity in net loss of affiliate            277,068         418,410
     Compensatory stock option expense           74,042         198,850
     Amortization of debt issue costs            15,000          15,000
     Gain on sale of investment                (126,000)              -
     Other non-cash expense                      56,640               -
     Increase in accounts receivable           (352,750)        (50,147)
     Increase in inventories                   (159,409)              -
     Increase in prepaid expenses and
      other assets                              (23,641)       (481,414)
     Increase in accounts payable                67,950          16,765
     Increase (decrease) in accrued
      liabilities                              (243,225)        161,553
     (Increase) decrease in amounts due
      from related parties                       22,388         (44,864)
                                            -----------     -----------
          Net cash used in operating
           activities                        (1,884,899)       (970,968)
                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in cash due to change in
      accounting for investment in VETI*              -        (459,708)
     Proceeds from sale of assets               900,000               -
     Decrease in long-term deposits               4,958          77,545
     Investment in and advances to
      affiliates                               (708,379)     (2,095,956)
     Purchase of property and equipment      (2,685,732)       (334,261)
                                            -----------     -----------
         Net cash used in investing
          activities                         (2,489,153)     (2,812,380)
                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                 1,410,500       4,750,002
     Issuance of common stock for
      exercise of stock options                 198,340               -
     Repayments of long-term debt               (29,750)        (98,760)
                                            -----------     -----------
          Net cash provided by
           financing activities               1,579,090       4,651,242
                                            -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                          (451,689)          3,561
                                            -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            (3,246,651)        871,455
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                       4,046,194       4,938,945
                                            -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD    $   799,543     $ 5,810,400
                                            ===========     ===========
                                                            (CONTINUED)

        SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

                                  CASMYN CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (CONTINUED)

                                              1996       1995
                                            -------------------

CASH PAID FOR INTEREST                      $ 22,528   $ 18,764
                                            ===================

NONCASH INVESTING AND FINANCING
 ACTIVITIES:

  Issuance of common stock for services     $226,561   $      -
  Conversion of common stock to
   preferred stock                                 -    270,700
  Receipt of investment for sale of asset      1,000          -
  Reduction of payable to joint venture
   and investment in joint venture           623,000          -

---------------------------------------------------------------

*  IMPACT ON THE COMPANY'S DECEMBER 31, 1995 CONDENSED CONSOLIDATED BALANCE
   SHEET RESULTING FROM THE CHANGE FROM CONSOLIDATION TO THE EQUITY METHOD OF
   ACCOUNTING FOR THE INVESTMENT IN VETI:


   Current assets                                      $ 439,673
   Investment in and advances to
    affiliates                                          (654,853)
   Property and equipment, net                           141,688
   Other assets                                            3,024
   Current liabilities                                  (389,240)
                                                       ---------
   Decrease in cash due to change in
    accounting for investment in VETI                  $(459,708)
                                                       =========

                                  CASMYN CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's September 30, 1996 Form 10-K. The Form 10-K should be read in conjunction with this quarterly report.

Consolidated financial statements for the fiscal years ended prior to September 30, 1996 included the financial statements of Vector Environmental Technologies, Inc. ("VETI") on a consolidated basis due to the Company having a voting controlling interest in VETI and accounting for the acquisition of its investment in VETI as a combination of entities under common control. This voting controlling interest arose through the provisions of the Preferred Shares held by the Company, whereby each Preferred Share was entitled to the equivalent of four (4) common share votes. Effective September 30, 1996, the Company converted these Preferred Shares into common shares and thereby relinquished its voting control of VETI. Therefore, as of September 30, 1996, the investment in VETI has been recorded in the consolidated balance sheet using the equity method of accounting and this method of accounting has been applied prospectively from that date. The consolidated statement of operations for the quarter ended December 31, 1995 reflects an equity method presentation retroactive to the beginning of the period.

RECENTLY ISSUED ACCOUNTING STANDARDS - SFAS No. 123, Accounting for Awards of Stock-Based Compensation, was issued by the FASB in October 1995, and established financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. The Company adopted the provisions of SFAS No. 123 during the first quarter of the year ending September 30, 1997. This statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB No. 25, Accounting for Stock Issued to Employees, which recognizes compensation cost based upon the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

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

2.  INVESTMENT IN AND ADVANCES TO AFFILIATES

The Company's investment in and advances to affiliates at December 31, 1996 and September 30, 1996 include the following:

                        DECEMBER 31   SEPTEMBER 30
                        --------------------------
Investment in VETI       $  757,536     $1,034,604
Advances to VETI          2,414,248      1,712,421
Other                         7,558          1,006
                         -------------------------
Total                    $3,179,342     $2,748,031
                         =========================

Summarized financial information of VETI for the three months ended December 31, 1996 and 1995 is as follows:

                             1996         1995
                        --------------------------
Sales                   $ 235,555       $  240,779
Net loss                 (843,168)        (917,073)

3.  INVESTMENT IN NEWGOLD INCORPORATED

On May 7, 1996, the Company entered into a 50:50 joint venture with Newgold Incorporated ("Newgold"), a public company based in Reno, Nevada, for the development of the Relief Canyon Mine located in Pershing County, Nevada ("Relief Canyon"). The Company committed to contribute $1,398,000 for its 50% interest in the venture. As of September 30, 1996, the Company had contributed approximately $775,000 toward its 50% interest in this venture and had recorded the remaining $623,000 commitment as a payable to joint venture. On October 7, 1996, the Company sold its interest back to Newgold for $900,000 cash, 1,000,000 restricted shares of Newgold common stock and a release from the remaining $623,000 of its commitment. The Company recorded a gain of $126,000 on this transaction. The Company has recorded its investment in the 1,000,000 restricted common shares of Newgold received in the sale described above at a nominal value of $1,000. These shares were assigned this nominal value based upon the fact that Newgold shares are not widely traded at this time.

4.  SUMMARY OF STOCKHOLDERS' EQUITY TRANSACTIONS

During the three months ended December 31, 1996, the Company has recorded the following activity in its stockholders' equity accounts:

                                                                                                      Foreign
                                  Number of                      Additional                          Currency            Total
                                   Common           Common        Paid-in         Accumulated       Translation      Stockholders'
         Description               Shares           Stock         Capital           Deficit         Adjustment           Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances September 30,
   1996                            12,512,133       $500,485      $25,735,368      $(12,389,109)     $ (653,803)        $13,192,941
Private placement of units            155,000          6,200        1,404,300                 -                -          1,410,500
Issuance of shares for
   consulting services                 25,000          1,000          225,561                 -                -            226,561
Deferred compensation                       -              -           74,042                 -                -             74,042
Exercise of stock options              60,500          2,420          195,920                 -                -            198,340
Foreign currency
   translation adjustment                   -              -                -                 -        (451,689)           (451,689)

Net loss                                    -              -                -        (1,606,535)                -        (1,606,535)

                             ------------------------------------------------------------------------------------------------------
Balances at December 31,
   1996                            12,752,633       $510,105      $27,635,191      $(13,995,644)    $(1,105,492)        $13,044,160
                             ======================================================================================================

On November 8, 1996, the Company completed a private placement of 155,000 units for net proceeds of $1,410,500. Each unit consists of one share of the Company's restricted common stock plus one warrant; two warrants plus $10.00 will entitle the holder to purchase one share of the Company's common stock. The warrants are exercisable for a period of two years.

During the three months ended December 31, 1996, the Company issued 25,000 restricted common shares to an investment banking company for services to be rendered during the current fiscal year.

5.  ZIMBABWE CREDIT FACILITY

On January 24, 1997, Casmyn Mining Zimbabwe (Private) Limited ("CMZ"), a wholly owned subsidiary of the Company, obtained a $5,000,000 short term credit facility which provides the company with the ability to draw down short term loans to fund operating and capital expenditures. Loans under this facility can be drawn down in minimum increments of $500,000 for up to 180 days but not past the maturity date of the facility. All borrowings under the facility must be repaid on or before one year from the date of the first funding. Interest on borrowings under this facility is at LIBOR plus 2.25% per annum ("pa"); 1% pa paid as a funding fee at the time of borrowings and LIBOR plus 1.25% pa paid at maturity. In addition the Company paid a $50,000 arrangement fee and is required to pay a quarterly commitment fee of 0.15% on the unused portion of the facility. The facility also provides a refinancing fee of 0.5% of the outstanding loan on the day prior to any refinancing if the lender is not a party to the refinancing.

The facility is secured by pledge of substantially all of the assets of CMZ plus the guarantee of the Company. In addition, CMZ is required to hedge a portion of forward gold production through the lender if at any time the gold price offered by the Reserve Bank of Zimbabwe falls below $350 per ounce.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The business activities of the Company center around mineral resource development. The primary focus to date has been the acquisition and exploration of precious mineral resource properties in Zimbabwe, Zambia and South Africa. The Company has acquired certain mineral properties in South Africa, a prospecting license in Zambia and is presently conducting mining operations at the Zimbabwe mining properties. In addition, the Company has positioned itself in the environmental industry through an equity investment in VETI which is focused primarily on the development, manufacture, sales and management of water treatment equipment and facilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

Revenues for the three months ended December 31, 1996 were $622,506 representing sales of approximately 1,713 ounces of gold produced in Zimbabwe. There were no gold sales in the three months ended December 31, 1995 as the acquisition of the Zimbabwe mines did not occur until January 31, 1996. The Company completed the first phase of a major capital improvement program in the current quarter.
Prior to completion of this phase, the mines operated on a limited basis. As a result of this commissioning process, gold production was delayed to activate "state of the art" production circuits so as to provide sustainable production capacities. Due to these low gold production levels, fixed and variable mineral operations expenses of $816,846 exceeded revenues from gold sales by $194,340.

Total costs and expenses excluding the $816,846 related to gold production were $1,288,383 for the three months ended December 31, 1996, compared to $840,117 for the three months ended December 31, 1995, an increase of $448,266.

General and administrative expenses were $567,971 for the three months ended December 31, 1996 compared to $359,867 for the three months ended December 31, 1995, an increase of $208,104. Compensation and benefits increased $75,067 due to expanded operations, primarily in Zimbabwe. Travel expenses increased $30,893 in the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due mainly to increased travel between Zimbabwe, Zambia and South Africa related to the Company's operations in those countries. In addition, the Company incurred travel expenses in the three months ended December 31, 1996 related to conducting a tour of the Zimbabwe mining operations for a group of twelve mining analysts to conduct due diligence for the preparation of independent research reports. Professional services and other general and administrative expenses increased $102,144 for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due to expansion of the Company's worldwide operations, primarily in Zimbabwe.

Compensatory stock option expense decreased $124,808 for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due to the vesting of fewer compensatory stock options in the three months ended December 31, 1996.

Mineral exploration expenses were $418,975 for the three months ended December 31, 1996 compared to $206,492 for the three months ended December 31, 1995, an increase of $212,483. This increase is due to the Company's mineral exploration program that is presently under way at the Luswishi Property located in the Zambian Copperbelt.

Merger and acquisition related expenses increased $50,490 in the three months ended December 31, 1996 to $113,822 due to the Company's interest in developing new business opportunities around the world.

Total other expense, net was $(123,812) for the three months ended December 31, 1996, compared to $(376,580) for the three months ended December 31, 1995, a decrease of $252,768. This decrease was due to a reduction in the equity in the net loss of VETI of $141,342, a gain on the sale of the Company's interest in a mining joint venture of $126,000 (see Note 3 to the Condensed Consolidated Financial Statements) and an increase in other income of $8,807, offset by a decrease in net interest income of $23,381.

The Company anticipates that, in the short term, expenditures related to upgrading the mining properties in Zimbabwe will exceed revenues derived from the sale of gold from the mines. Additionally, the Company anticipates that expense levels experienced in the three months ended December 31, 1996 relating to active exploration programs in various countries will continue for the foreseeable future. The Company charges to expense all mineral resource exploration and development costs until the mineral property to which they relate is determined to have resources for which recovery is economically feasible. Costs are then capitalized until the mineral property to which they relate is placed into production, sold, abandoned or written down where there is an impairment in value. Capitalized costs are to be charged to future operations on a unit-of-production basis.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1996, the Company had negative working capital of $992,093, including $799,543 in cash and cash equivalents. Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures on mineral resource development projects in South Africa, mineral exploration and facility upgrades at the Zimbabwe mining properties and a mineral exploration program currently underway in Zambia. The Company will use current cash and cash equivalents to fund the on-going projects in the short term and anticipates that it will be able to secure additional debt and/or equity financing to fund longer term projects although there can be no assurance that any such financing will be secured or the amounts thereof.

As evidence of the Company's ability to secure debt or equity financing, on July 19, 1995 the Company placed a $5,000,000, 2.5%, unsecured Convertible Debenture, due July 31, 2000, ("Debenture") with Societe Generale, Paris, France ("Holder") for net proceeds of $4,700,000. Interest is payable semi-annually commencing January 31, 1996, which, at the election of the Company, may be paid through the issuance of shares of common stock of the Company. During the fiscal year ended September 30, 1995, the Company completed private placements of 405,000 Common Shares and 714,286 units for total net proceeds of $7,002,859. Additionally, in the year ended September 30, 1996, the Company received $12,975,683, net of commissions and other expenses related to the transactions, through issuance of 1,159,091 units, consisting of warrants and shares of restricted common stock in exempt private transactions. On November 8, 1996, the Company completed a private placement of 155,000 units for net proceeds of $1,410,500. Each unit consists of one share of the Company's restricted common stock plus one warrant; two warrants plus $10.00 will entitle the holder to purchase one share of the Company's common stock. The warrants are exercisable for a period of two years.

On January 24, 1997, Casmyn Mining Zimbabwe (Private) Limited ("CMZ"), a wholly owned subsidiary of the Company, obtained a $5,000,000 short term credit facility which provides the Company with the ability to draw down short term loans to fund operating and capital expenditures. Loans under this facility can be drawn down in minimum increments of $500,000 for up to 180 days but not past the maturity date of the facility. All borrowings under the facility must be repaid on or before one year from the date of the first funding. Interest on borrowings under this facility is at LIBOR plus 2.25% per annum ("pa"); 1% pa paid as a funding fee at the time of borrowings and LIBOR plus 1.25% pa paid at maturity. In addition the Company paid a $50,000 arrangement fee and is required to pay a quarterly commitment fee of 0.15% on the unused portion of the facility. The facility also provides a refinancing fee of 0.5% of the outstanding loan on the day prior to any refinancing if the lender is not a party to the refinancing.

The facility is secured by a pledge of substantially all of the assets of CMZ plus the guarantee of the Company. In addition, CMZ is required to hedge a portion of forward gold production through the lender if at any time the gold price offered by the Reserve Bank of Zimbabwe falls below $350 per ounce.

Net Cash Used in Operating Activities. Net cash used in operating activities was $1,884,899 for the three months ended December 31, 1996 due to net loss (before depreciation and other non-cash items) of $1,196,212 which was due primarily to the increased expenses related to the Zimbabwe mining operations and increased compensation and benefits; net cash used in operations of $779,025 from increases in accounts receivable, inventory, prepaid expenses and other assets, and decreases in accrued liabilities; and net cash provided by operations of $90,338 due to increases in accounts payable and decreases in amounts due from related parties. Net cash used in operating activities was $970,968 for the three months ended December 31, 1995 due to net loss (before depreciation and other non-cash items) of $572,861; net cash used in operations of $576,425, from increases in accounts receivable, prepaid expenses and other assets, and increases in amounts due from related parties; and net cash provided by operating activities of $178,318 due to increases in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities was $2,489,153 for the three months ended December 31, 1996 due to the purchase of property and equipment of $2,685,732, primarily at the Zimbabwe mining properties, advances to affiliates of $708,379 and net cash provided by investing activities of $904,958, primarily from the sale of the Company's investment in a mining joint venture (see Note 3 to the Condensed Consolidated Financial Statements). Net cash used in investing activities was $2,812,380 for the three months ended December 31, 1995 due to investments in and advances to affiliates of $2,095,956, purchases of property and equipment of $334,261, a decrease in cash of $459,708 due to a change in accounting for the Company's investment in VETI, and net cash provided of $77,545 due to decreases in long-term deposits.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $1,579,090 for the three months ended December 31, 1996 due to the Company receiving $1,410,500 from the proceeds, net of costs, from a private placement of units and $198,340 from the exercise of stock options, offset by the repayment of long-term debt of $29,750. Net cash provided by financing activities was $4,651,242 for the three months ended December 31, 1995 due to the receipt of

$4,750,002 from the collection of subscriptions receivable from the issuance of common stock, offset by repayment of long-term debt of $98,760.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    10.1 $5,000,000 Short Term finance facility with Barclays Bank of Zimbabwe Limited

    27    Financial Data Schedule

B.  Forms 8-K

          1. The Company filed an 8-K on October 1, 1996, reporting that on August 30, 1996, at the direction of the holders, the Company converted 2,707,000 preferred shares of the Company into 2,707,000 common shares of the Company pursuant to the terms of the preferred stock agreement.

          2. The Company filed an 8-K on October 15, 1996, reporting that on September 30, 1996, the Company reacquired 606,061 shares of its restricted common stock and returned 5,680,514 shares of WestAmerica Corporation ("WestAmerica") restricted common stock, thereby undoing the transaction entered into May 24, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               Casmyn Corp.



                                     /s/ Dennis E. Welling
February 13, 1997              By _____________________________
                                  Dennis E. Welling, Controller