Form 10-Q
period 1997-05-15
CASMYN CORP
filed 1997-05-15
CIK 772320

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                 FORM 10-Q




[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


 FOR THE QUARTERLY PERIOD ENDED         MARCH 31, 1997
                                        -----------------

OR

[ ]  Transition report under section 13 or 15 (d) of the Exchange Act



                        COMMISSION FILE NUMBER 0-14136

                                  CASMYN CORP.
---------------------------------------------------------------------------
              (Exact name of registrant as specified in Charter)


                                  COLORADO
---------------------------------------------------------------------------
                (State or other jurisdiction of incorporation)


                                 84-0987840
---------------------------------------------------------------------------
                      (IRS Employer Identification No.)

                         1335 GREG STREET, UNIT #104
                             SPARKS, NEVADA 89431
                                 (702)331-5524
---------------------------------------------------------------------------
        (Address and Telephone Number of Principal Executive Offices)


        Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  X  ]  No  [     ].

  As of May 1, 1997, 12,839,674 shares of the issuer's common stock were outstanding.

     This report contains 16 pages.

                                CASMYN CORP.
                                FORM 10-QSB
                                   INDEX




 PART I.                    FINANCIAL INFORMATION                    PAGE NO.
---------  --------------------------------------------------------  --------

           Condensed Consolidated Balance Sheet - March 31, 1997
           and September 30, 1996                                           3

           Condensed Consolidated Statements of Operations - Three Months
           and Six Months ended March 31, 1997 and 1996                     4

           Condensed Consolidated Statements of Cash Flows - Three
           Months Ended March 31, 1997 and 1996                             5

           Notes to Condensed Consolidated Financial Statements             7

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations	                                   11

 PART II.  OTHER INFORMATION
---------  --------------------------------------------------------

           Item 6 - Exhibits and Reports on Form 8-K                       16

           Signatures                                                      16

                                       2

                                  CASMYN CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                    ------

CURRENT ASSETS:


                                            March 31, 1997   September 30, 1996
                                            -----------------------------------
Current Assets:
     Cash and cash equivalents              $1,055,744        $4,046,194
     Accounts receivable, net                  946,625           210,748
     Inventories                               889,694           517,837
     Prepaid expenses and other assets          19,629            15,295
                                            ----------        ----------
          Total current assets               2,911,692         4,790,074
     Investment in and Advances to Affliates 3,434,890         2,748,031
     Property and Equipment, net            17,061,268        14,101,782
     Due From Related Parties, net              54,805           211,708
     Other Assets                              374,814           465,544
                                            ----------        ----------
          Total Assets                     $23,837,469       $22,317,139
                                           ===========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
     Accounts payable                      $ 2,118,462        $2,024,973
     Accrued taxes from acquisition            915,795           993,660
     Payable to joint venture                        -           623,000
     Accrued liabilities                        73,837           303,864
     Line of Credit                          3,976,305                 -
     Current portion of long-term debt         223,783           107,471
                                            ----------         ---------
          Total current liabilties           7,308,182         4,052,968
Long-Term Debt                                   6,724            71,230
Convertible Debt                             5,000,000         5,000,000
                                            ----------         ---------
     Total Liabilities                      12,314,906         9,124,198
                                            ----------         ---------
Stockholders' Equity:
    Preferred stock, $.10 par value; 20,000,000
       shares authorized;none outstanding            -                 -
    Common stock, $.04 par value; 300,000,000
       shares authorized; 12,839,674 and
       12,512,133 shares issued and
       outstanding                             513,587          500,485
    Additional paid-in capital              27,702,171       25,735,368
    Accumulated deficit                    (14,985,216)     (12,389,109)
    Foreign currency translation adjustment( 1,707,979)     (   653,803)
                                            ----------       ----------
       Total Stockholders' Equity           11,522,563       13,192,941
                                            ----------       ----------
          Total Liabilities and Stockholders'
          Equity                           $23,837,469      $22,317,139
                                           ===========      ===========

 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                       CASMYN CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                        For the Six Months              For the Three Months
                        Ended March 31,                 Ended March 31,
                        1997           1996           1997          1996
                        -------------  ------------   ------------- -----------

REVENUES:
 Precious metals        $ 1,497,151    $   105,378    $  874,645    $   105,378
                        -----------    -----------    ----------    -----------

COSTS AND EXPENSES:
 Mineral operations       1,423,430         24,141       609,584         24,141
 General and administrative
   expenses               1,080,323        688,221       512,352        385,584
 Compensatory stock option
   expense                   83,085        298,276         9,043         99,426
 Professional Services      173,411        195,388       111,254         99,948
 Depreciation, depletion and
   amortization             224,863         23,029       111,290         11,453
 Mineral exploration expense482,735        319,783        63,760        113,291
 Mergers and acquisitions   193,340         30,515        79,518              -
                       ------------   ------------    ----------     ----------
                          3,661,187      1,579,353     1,496,801        731,843
                      -------------   ------------    ----------     ----------
LOSS FROM OPERATIONS     (2,164,036)    (1,473,975)   (  622,156)     (626,465)
                      -------------    -----------    ----------     ----------

OTHER INCOME (EXPENSE):
 Equity in net loss of
   affiliate             (  557,710)    (1,030,225)    (280,642)      (611,815)
 Interest (expense)
   income, net              (14,618)        82,118      (40,460)        40,838
 Gain on sale of investment 126,000              -            -              -
 Other income (expense), net 14,257             38       12,843         (7,905)
                      -------------    -----------   ----------      ----------
    Other (expense),
      net                  (432,071)      (948,069)    (308,259)      (578,882)
                      -------------    -----------   ----------      ----------
Net Income (Loss)       $(2,596,107)   $(2,422,044)  $( 930,415)   $(1,205,347)
                      =============    ===========   ==========      ==========

Net Loss Per Common Share $    (.20)    $     (.28) $     (.07)    $      (.14)
                      =============    ===========   ==========      ==========
Weighted Average Common
  Shares Outstanding     12,701,362      8,619,666   12,786,279       8,634,861
                      =============    ===========   ==========      ==========

   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                       CASMYN CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996


                                                 1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                         $(2,596,107)  $(2,422,044)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation, depletion and amortization          224,863        23,029
   Equity in net loss of affiliate                   557,710     1,030,225
   Write down of assets                                    -       100,000
   Compensatory stock option expense                  83,085       298,276
   Amortization of debt issue costs                   30,000        30,000
   Gain on sale of investment                       (126,000)            -
   Other non-cash expense                            171,499        58,562
   Increase in accounts receivable                  (735,877)     (162,485)
   (Increase) decrease in inventories               (371,857)      423,249
   Decrease (increase) in prepaid expenses and
     other assets                                    108,947      (154,343)
   Increase in accounts payable                      155,339     1,604,283
   Decrease in accrued liabilities                  (307,892)     (979,789)
   Increase (decrease) in amounts due from related
     parties                                         156,903       (89,696)
                                                -------------  ------------
     Net cash used in operating activities        (2,649,387)     (240,733)
                                                -------------  ------------
Cash flows from investing activities:
   Purchase of business, net of cash acquired*              -   (4,526,415)
   Decrease in cash due to change in accounting
     for investment in VETI**                               -     (459,708)
   Proceeds from sale of assets                      900,000             -
   Decrease in long-term deposits                     60,731       124,219
   Investment in and advances to affilitates      (1,244,570)   (1,804,915)
   Purchase of property and equipment             (4,581,349)   (1,266,841)
                                                -------------  ------------
      Net cash used in investing activities       (4,865,188)   (7,933,600)
                                                -------------  ------------
Cash flows from financing activities:
   Issuance of common stock                        1,410,500    13,495,685
   Issuance of common stock for exercise of
     stock options                                   201,540       189,637
   Proceeds from line credit                       3,976,605             -
   Repayments of long-term debt                      (10,344)     (330,726)
                                                -------------  ------------
      Net cash provided by financing activities    5,578,301    13,354,596
                                                -------------  ------------
Effect of exchange rate changes on cash and
  cash equivalents                                (1,054,176)      (89,995)
                                                -------------  ------------
Net (decrease) increase in cash and cash
  equivalents                                     (2,990,450)    5,090,208
Cash and cash equivalents, beginning of period     4,046,194     4,938,945
                                                -------------  ------------
Cash and cash equivalents, end of period          $1,055,744   $10,029,153
                                                =============  ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                           CASMYN CORP.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 ----------------------------
                                                 1997            1996
                                                 ----------------------------
Cash paid for interest                           $ 83,658        $ 29,520
                                                 ============================

Non-cash investing and financing activities:

Issuance of common stock for services            $   226,561     $      -
Common stock for payment of interest                  58,219       58,562
Conversion of common stock to preferred stock              -      270,700
Reduction of payable to joint venture and
  investment in joint venture                        623,000            -

-----------------------------------------------------------------------------

* Purcashe of business, net of cash acquired:

Working capital, other than cash                 $  (111,594)
Mineral properties                                (4,728,373)
Property and equipment                              (892,074)
Accrued taxes from acquisition                       993,660
Capital lease obligations                            231,966
                                                 ------------
    Net cash used to acquire business            $(4,526,415)
                                                 ============

** Impact on the Company's March 31, 1996 condensed consolidated balance sheet resulting from the change from consolidation to the equity method of accounting for the investment in VETI:

Current assets                                   $   439,673
Investment in and advances to affiliates            (654,853)
Property and equipment, net                          141,688
Other assets                                           3,024
Current liabilities                                 (389,240)
                                                 ------------
Decrease in cash due to change in accounting
for investment in VETI                           $  (459,708)
                                                 ============




                                     6

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's September
30, 1996 Form 10-K/A. The Form 10-K/A should be read in conjunction with this quarterly report.

Consolidated financial statements for the fiscal years ended prior to September 30, 1996 included the financial statements of Vector Environmental Technologies, Inc. ("VETI") on a consolidated basis due to the Company having a voting controlling interest in VETI and accounting for the acquisition of its investment in VETI as a combination of entities under common control. This voting controlling interest arose through the provisions of the Preferred Shares held by the Company, whereby each Preferred Share was entitled to the equivalent of four (4) common share votes. Effective September 30, 1996, the Company converted these Preferred Shares into common shares and thereby relinquished its voting control of VETI. Therefore, as of September 30, 1996, the investment in VETI has been recorded in the consolidated balance sheet using the equity method of accounting and this method of accounting has been applied prospectively from that date. The consolidated statement of operations for the six months and quarter ended March 31, 1996 reflect an equity method presentation retroactive to the beginning of the respective period.

Recently Issued Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Awards of Stock-Based Compensation, was issued by the Financing Accounting Standards Board ("FASB") in October 1995, and established financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. The Company adopted the provisions of SFAS No. 123 during the first quarter of the year ending September 30, 1997. This statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB No. 25, Accounting for Stock Issued to Employees, which recognizes compensation cost based upon the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. The statement is effective for financial statements of the Company for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt the new statement for its fiscal year ending September 30, 1998, and does not anticipate earnings per share calculations will be significantly different from those previously calculated.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	INVESTMENT IN AND ADVANCES TO AFFILIATES

The Company's investment in and advances to affiliates at March 31, 1997 and September 30, 1996 include the following:

                                        March 31            September 30
                                        --------------------------------
Investment in VETI                      $  476,894          $1,034,604
Advances to VETI                         2,957,996           1,712,421
Other                                            -               1,006
                                        --------------------------------
Total                                   $3,434,890          $2,748,031
                                        ================================


Summarized financial information of VETI for the six months ended March 31, 1997 and 1996 is as follows:

                                        1997                1996
                                        -------------------------------

Sales                                   $   359,627         $   554,279
Net Loss                                 (1,697,788)         (1,528,888)



3.	INVESTMENT IN NEWGOLD INCORPORATED

On May 7, 1996, the Company entered into a 50:50 joint venture with Newgold Incorporated ("Newgold"), a public company based in Reno, Nevada, for the development of the Relief Canyon Mine located in Pershing County, Nevada ("Relief Canyon"). The Company committed to contribute $1,398,000 for its 50% interest in the venture. As of September 30, 1996, the Company had contributed approximately $775,000 toward its 50% interest in this venture and had recorded the remaining $623,000 commitment as a payable to joint venture. On October 7, 1996, the Company sold its interest back to Newgold for $900,000 cash, 1,000,000 restricted shares of Newgold common stock and a release from the remaining $623,000 of its commitment. The Company recorded a gain of $126,000 on this transaction. The Company has recorded its investment in the 1,000,000 restricted common shares of Newgold received in the sale described above at a nominal value of $1,000. These shares were assigned this nominal value based upon the fact that Newgold shares were not widely traded at that time.

4.	SUMMARY OF STOCKHOLDERS' EQUITY TRANSACTIONS

During the six months ended March 31, 1997, the Company has recorded the following activity in its stockholders' equity accounts:


                                                   Foreign
            Number of       Additional             Currency       Total
            Common   Common Paid-in    Accumulated Translation    Stockholders'
Description Shares   Stock  Capital    Deficit     Adjustment     Equity


Balances September 30,
1996        12,512,133$500,485$25,735,368$(12,389,109)$ (653,803)  $13,192,941
Private
placement
of units      155,000    6,200  1,404,300           -          -     1,410,500
Issuance of
shares for
consulting
services       25,000    1,000    225,561           -          -       226,561
Deferred
compensation        -        -     83,085           -          -        83,085
Exercise of
stock options 140,500    5,620    195,920           -          -       198,340
Shares issued
in lieu of
interest        7,041      282     57,937           -          -        58,219
Foreign currency
translation
adjustment          -        -          -           - (1,054,176)   (1,054,176)
Net loss            -        -          -  (2,596,107)         -    (2,596,107)
-----------------------------------------------------------------------------
Balances at March 31,
1997       12,839,674 $513,587$27,702,171$(14,985,216)$(1,707,979) $11,522,563
==============================================================================

On November 8, 1996, the Company completed a private placement of 155,000 units for net proceeds of $1,410,500. Each unit consists of one share of the Company's restricted common stock plus one warrant; two warrants plus $10.00 will entitle the holder to purchase one share of the Company's common stock. The warrants are exercisable for a period of two years.

During the six months ended March 31, 1997, the Company issued 25,000 restricted common shares to an investment banking company for services to be rendered during the current fiscal year.

5.	ZIMBABWE CREDIT FACILITY

On January 24, 1997, Casmyn Mining Zimbabwe (Private) Limited ("CMZ"), a wholly owned subsidiary of the Company, obtained a $5,000,000 short term credit facility which provides the Company with the ability to draw down short term loans to fund operating and capital expenditures.
Loans under this facility can be drawn down in minimum increments of $500,000 for up to 180 days but not past the maturity date of the facility. All borrowings under the facility must be repaid on or before one year from the date of the first funding. Interest on borrowings under this facility is at LIBOR plus 2.25% per annum
("pa"); 1% pa paid as a funding fee at the time of borrowings and LIBOR plus 1.25% pa paid at maturity. In addition the Company paid a $50,000 arrangement fee and is required to pay a quarterly commitment fee of 0.15% on the unused portion of the facility. The facility also provides a refinancing fee of 0.5% of the outstanding loan on the day prior to any refinancing if the lender is not a party to the refinancing. At March 31, 1997, $3,976,605 in short term loans were outstanding under the credit facility. The facility is secured by a pledge of substantially all of the assets of CMZ plus the guarantee of the Company. In addition, CMZ is required to hedge a portion of forward gold production through the lender if at any time the gold price offered by the Reserve Bank of Zimbabwe falls below $350 per ounce.

6.	PREFERRED STOCK PLACEMENT

On April 14, 1997, the Company completed the placement of 751,200 shares of restricted convertible preferred stock for cash proceeds of approximately
$16.7 million (after cash fees to the placement agent and the Company's financial advisor and estimated transaction expenses); an additional 83,467 restricted preferred shares were issued to Societe Generale for $2,086,675 of pre-existing convertible debentures. Societe Generale also converted the remaining $2,913,325 balance of its convertible debt in exchange for 594,856 common shares. The subscription price for the placement was $25 per share. The preferred shares carry an 8% t be paid in additional shares of preferred stock and convert into common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion subject to certain adjustments. The Company has the ability to force mandatory conversion if the common stock exceeds certain trading price and volume targets. The number of shares that can be converted by a holder over a ten month period beginning in July, 1997 is limited to 10% per month, cumulative. The underlying common stock is also restricted for sale subject to daily volume limitations. The placement agent received warrants exercisable for a period of five years to purchase 110,000 shares of the convertible preferred stock at $25 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements and information contained in this Report constitute "forward looking statements" within the meaning of the United States Federal securities laws. Such statements involve risks and uncertainties which may cause actual results, performance, or achievements of the Company to be materially different from results, performance, or achievements implied by such forward looking statements. Factors which could affect the Company's financial results are described below and in the Company's latest Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended September 30, 1996. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to releasse the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

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

RESULTS OF OPERATIONS

SIX  MONTHS  ENDED  MARCH  31,  1997, COMPARED TO THE SIX MONTHS ENDED
MARCH 31, 1996

Revenues for the six months ended March 31, 1997 were $1,497,151 representing sales of approximately 4,300 ounces of gold produced in Zimbabwe compared to $105,378 for the six month period ended March 31, 1996 representing the sale of approximately 300 ounces of gold during the period between January 31, 1996 (date of acquisition of the Zimbabwe mines) and March 31, 1996. The Company has spent in excess of $11,000,000 in the first phase of a major capital improvement program which was completed in December 1996. Prior to completion of this phase, the mines had operated on a limited basis. The commissioning of this first phase resulted in the Comapny having "state of the art" production circuits which are capable of providing sustainable production capacities. During the six months ended March 31, 1997, the Company incurred $1,423,430 in fixed and variable costs related to revenues of $1,497,151 from the sale of gold. These levels of revenues and expenses are not necessarily indicative of future results.

Total costs and expenses excluding the $1,423,430 related to gold production were $2,237,757 for the six months ended March 31, 1997, compared to $1,555,212 for the six months ended March 31, 1996, an increase of $682,545.


General and administrative expenses were $1,080,323 for the six months ended March 31, 1997 compared to $688,221 for the six months ended March 31, 1996, an increase of $392,102. Travel expenses increased $106,792 in the six months ended March 31, 1997 compared to the six months ended March 31, 1996 due mainly to increased travel between Zimbabwe, Zambia and South Africa related to the Company's operations and exploration activities in those countries. Additionally, the Company incurred travel expenses in the six months ended March 31, 1997 related to conducting a tour of the Zimbabwe mining operations for a group of twelve mining analysts to conduct due diligence for the preparation of independent research reports. Expenses related to public and stockholder relations increased $89,130 in the six months ended March 31, 1997 compared to the six months ended March 31, 1996.
Insurance costs were $66,997 higher for the six months ended March 31, 1997 compared to the six months ended March 31, 1996 due to the Company obtaining increased liability insurance coverages. Realized losses on foreign exchange increased $44,543 in the six months ended March 31, 1997 compared to the six months ended March 31, 1996 due to the Company's operations in Canada and Africa. Other general and administrative expenses increased $83,994 for the six months ended March 31, 1997 compared to the six months ended March 31, 1996 due to expansion of the Company's worldwide operations, primarily in Zimbabwe.

Compensatory stock option expense decreased $215,191 for the six months ended March 31, 1997 compared to the six months ended March 31, 1996 due to the vesting of fewer compensatory stock options in the six months ended March 31, 1997.

Professional services expenses, consisting of accounting, audit and tax and legal expenses decreased $21,977 in the six months ended March 31, 1997 compared to the six months ended March 31, 1996 due to higher costs related to the Company's initial audit examination which included years that were not previously audited.

Mineral exploration expenses were $482,735 for the six months ended March 31, 1997 compared to $319,783 for the six months ended March 31, 1996, an increase of $162,952. This increase is due to the Company's mineral exploration program that is presently under way at the Luswishi Property located in the Zambian Copperbelt.

Merger and acquisition related expenses increased $162,825 in the six months ended March 31, 1997 to $193,340 due to the Company's interest in developing new business opportunities around the world.

Total other expense, net was $432,071 for the six months ended March
31, 1997, compared to $948,069 for the six months ended March 31, 1996, a decrease of $515,998. This decrease was due to a reduction in the equity in the net loss of VETI of $472,515, a gain on the sale of the Company's interest in a mining joint venture of $126,000 (see Note 3 to the Condensed Consolidated Financial Statements) and an increase in other income of $14,219, offset by a decrease in net interest income of $96,736

The Company anticipates that, in the short term, expenditures related to upgrading the mining properties in Zimbabwe will exceed revenues derived from the sale of gold from the mines. Additionally, the Company anticipates that expense levels experienced in the six months ended March 31, 1997 relating to active exploration programs in various countries will continue for the foreseeable future. The Company charges to expense all mineral resource exploration and development costs until the mineral property to which they relate is determined to have resources for which recovery is economically feasible. Costs are then capitalized until the mineral property to which they relate is placed into production, sold, abandoned or written down where there is an impairment in value. Capitalized costs are to be charged to future operations on a unit-of-production basis.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Revenues for the three months ended March 31, 1997 were $874,645 representing the sale of approximately 2,500 ounces of gold produced in Zimbabwe compared to $105,378 for the three month period ended March 31, 1996. As discussed above, the acquisition of the Zimbabwe mines did not occur until January 31, 1996, and as such gold sales in the period ended March 31, 1996 only amounted to approximately 300 ounces of gold. Gold sales exceeded fixed and variable mineral operating expenses by $265,061 for the three months ended March 31, 1997, the operations for the three months ended March 31, 1996 reflect mine operations on a limited basis.

Total costs and expenses excluding the $609,584 related to gold production were $887,217 for the three months ended March 31, 1997, compared to $707,702 for the three months ended March 31, 1996, an increase of $179,515.

General and administrative expenses were $512,352 for the three months ended March 31, 1997 compared to $383,584 for the three months ended March 31, 1996, an increase of $128,768. Travel expenses increased $55,029 in the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due mainly to increased travel between Zimbabwe, Zambia and South Africa related to the Company's operations in those countries. Expenses related to public and stockholder relations increased $37,822 in the three months ended March
31, 1997 compared to the three months ended March 31, 1996. Insurance costs were $56,517 higher for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due to the Company obtaining increased liability insurance coverages. Other general and administrative expenses decreased $20,600 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due to various cost cutting programs implemented by the Company.

Compensatory stock option expense decreased $90,383 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due to the vesting of fewer compensatory stock options in the three months ended March 31, 1997.

Professional services expenses, consisting of accounting, audit and tax and legal expenses increased $11,306 in the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due to higher audit and tax services costs.

Mineral exploration expenses were $63,760 for the three months ended March 31, 1997 compared to $113,291 for the three months ended March 31, 1996, a decrease of $49,531. This decrease is due to limited exploration activities at the Luswishi Property located in the Zambian Copperbelt during the three months ended March 31, 1997. Additionally, the Company had an active exploration program in South Africa during the three months ended March 31, 1996 which the Company did not have in the three month period ended March 31, 1997.

Merger and acquisition related expenses increased $79,518 in the three months ended March 31, 1997 due to the Company's interest in developing new business opportunities around the world, there were no comparable expenses in the three month period ended March 31, 1996.

Total other expense, net was $308,259 for the three months ended
March 31, 1997, compared to $578,882 for the three months ended March 31, 1996, a decrease of $270,623. This decrease was due to a reduction in the equity in the net loss of VETI of $331,173 and an increase in other income of $20,748, offset by a decrease in net interest income of $81,298.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1997, the Company had negative working capital of $4,396,490, including $1,055,744 in cash and cash equivalents. Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures on mineral resource development projects in South Africa, mineral exploration and facility upgrades at the Zimbabwe mining properties and a mineral exploration program currently underway in Zambia. The Company will use current cash and cash equivalents to fund the on-going projects in the short term and anticipates that it will be able to secure additional debt and/or equity financing to fund longer term projects although there can be no assurance that any such financing will be secured or the amonnts thereof.

As evidence of the Company's ability to secure debt or equity financing, in the year ended September 30, 1996, the Company received $12,975,683 net of commissions and other expenses related to the transactions, through issuance of 1,159,091 units, consisting of warrants and shares of restricted common stock in exempt private transactions. On November 8, 1996, the Company completed a private placement of 155,000 units for net proceeds of $1,410,500. Each unit consists of one share of the Company's restricted common stock plus one warrant; two warrant plus $10.00 will entitle the holder to purchase one share of the Company's common stock. The warrants are exercisable for a period of two years.

On January 24, 1997, Casmyn Mining Zimbabwe (Private) Limited ("CMZ"), a wholly owned subsidiary of the Company, obtained a $5,000,000 short term credit facility which provides the Company with the ability to draw down short term loans to fund operating and capital expenditures. Loans under this facility can be drawn down in minimum increments of $500,000 for up to 180 days but not past the maturity date of the facility. All borrowings under the facility must be repaid on or before one year from the date of the first funding. Interest on borrowings under this facility is at LIBOR plus 2.25% per annum ("pa"); 1% pa paid as a funding fee at the time of borrowings and LIBOR plus 1.25% pa paid at maturity. In addition the Company paid a $50,000 arrangement fee and is required to pay a quarterly commitment fee of 0.15% on the unused portion of the facility. The facility also provides a refinancing fee of 0.5% of the outstanding loan on the day prior to any refinancing if the lender is not a party to the refinancing. At March 31, 1997, $3,976,605 in short term loans were outstanding under the credit facility. The facility is secured by a pledge of substantially all of the assets of CMZ plus the guarantee of the Company. In addition, CMZ is required to hedge a portion of forward gold production through the lender if at any time the gold price offered by the Reserve Bank of Zimbabwe falls below $350 per ounce.

On April 14, 1997, the Company completed the placement of 751,200 shares of restricted convertible preferred stock for cash proceeds of approximately
$16.7 million (after cash fees to the placement agent, the Company's financial advisor and estimated transaction expenses); an additional 83,467 restricted preferred shares were issued to Societe Generale in exchange for $2,086,675 of pre-existing convertible debentures. Societe Generale also converted the remaining $2,913,325 balance of its convertible debt in exchange for 594,856 common shares. The subscription price for the placement was $25 per share.
The preferred shares carry an 8% dividend to be paid in additional shares of preferred stock and convert into common stock over a five year period at an increasing discount to the market price of the commons stock at the time of conversion subject to certain adjustments. The Company has the ability to force mandatory conversion if the common stock exceeds certain trading price and volume targets. The number of shares that can be converted by a holder over a ten month period beginning in July, 1997 is limited to 10% per month, cumulative. The underlying common stock is also restricted for sale subject to daily volume limitations. The placement agent received warrants exercisable for a period of five years to purchase 110,000 shares of the convertible preferred stock at $25 per share.

Net Cash Used in Operating Activities. Net cash used in operating activities was $3,590,544 (before depreciation and other non-cash items) for the six months ended March 31, 1997 due to net loss of $2,596,107 which was due primarily to the increased expenses related to the Zimbabwe mining operations and increased compensation and benefits; net cash used in operations of $1,415,626 from increases in accounts receivable, inventory, and decreases in accrued liabilities; and net cash provided by operations of $421,189 due to increases in accounts payable and decreases in amounts due from related parties and prepaid expenses and other assets. Net cash used in operating activities was 41,780,825 (before depreciation and other non-cash items) for the six months ended March 31, 1996 due to net loss of $2,422,044; net cash used in operations of $1,386,313 from increases in accounts receivable, prepaid expenses and other assets, and increases in accrued liabilities and amounts due from related parties; and net cash provided by operating activities of $2,027,532 due to a decrease in inventory and an increase in accounts payable.

Net Cash Used in Investing Activities. Net cash used in investing activities was $4,865,188 for the six months ended March 31, 1997 due to the purchase of property and equipment of $4,581,349 primarily at the Zimbabwe mining properties, advances to affiliates of $1,244,570 and net cash provided by investing activities of $960,731, primarily from the sale of the Company's investment in a mining joint venture (see Note 3 to the Condensed Consolidated Financial Statements). Net cash used in investing activities was $7,933,600 for the six months ended March 31, 1996 due to the purchase of certain businesses in Zimbabwe of $4,526,415, investments in and advances to affiliates of $1,804,915, purchases of property and equipment of $1,266,841, a decrease in cash of $459,708 due to a change in accounting for the Company's investment in VETI, and net cash provided of $124,219 due to decreases in long-term deposits.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $5,578,301 for the six months ended March 31, 1997 due to the Company receiving $1,410,500 from the proceeds, net of costs, from a private placement of units and $201,540 from the exercise of stock options, offset by the repayment of long-term debt (under capital leases) of $10,344. Net cash provided by financing activities was $13,354,596 for the six months ended
March 31, 1996 due to the collection of subscriptions receivable, proceeds from the exercise of stock options and from the issuance of common stock in a private placement. This was offset by repayment of long-term debt of $330,726.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



A.   Exhibits

                None

B.  Form 8-K

                None


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        Casmyn Corp.


                                                  /s/ Dennis E. Welling
May 15, 1997                             By      _____________________________
                                                 Dennis E. Welling, Controller
                                                 (Duly authorized and Principal
                                                  Accounting Officer)