Form 10-K405/A
period 1996-09-30
CASMYN CORP
filed 1997-07-11
CIK 772320

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-K/A

                                Amendment No. 2

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

The Company has positioned itself in the environmental industry through an equity investment in Vector Environmental Technologies, Inc. ("VETI") which is engaged in the development, manufacture, sales and management of water treatment equipment and facilities. VETI's shares are traded on the NASD Bulletin Board. On June 29, 1995, the Company acquired a controlling interest in VETI through the acquisition of 3,000,000 convertible preferred shares, in exchange for approximately $2,400,000 in liabilities owing to the Company. On September 29, 1995, the Company purchased an additional 1,000,000 preferred shares of

VETI at $2.00 per share. On September 30, 1996, the Company elected to convert its preferred shares into common shares of VETI, resulting in the Company owning approximately 24.3% of VETI. Also, during the fourth quarter of 1996, the Company exchanged 425,750 shares of Auromar common stock for 1,532,700 shares of VETI restricted common stock, resulting in the Company increasing its percentage ownership in VETI to approximately 31.2%. This investment is accounted for using the equity method. VETI is also related to the Company through certain common officers, directors and significant stockholders.

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


On August 1, 1996, an option agreement was concluded with Mr. Philip Austin Williams on the "Elumba and Up To Date" gold mining properties which are within 5 kilometers of the Turk Mine and mill and were past producers of gold and silver. The options are exercisable for a period of 24 months for an exercise price between $60,000 and $125,000 depending upon the date exercised.

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

ZAMBIAN COPPERBELT

During the fiscal year ended September 30, 1996, the Company purchased 100% of the common shares of Copperbelt Associates Limited for $65,700 thereby acquiring full interest in a prospecting license covering an area of approximately 4,388 square kilometers at the Luswishi Property located in the Zambian Copperbelt. Earlier work, including drilling in the area covered by the prospecting license, has shown the presence of copper, uranium and cobalt. The Company has commenced a drilling and exploration program aimed at proving economically viable mining reserves on this property position. The Company spent approximately $94,000 on exploration activities in the fiscal year ended September 30, 1996. The Company estimates that it will expend approximately $1,200,000 in the fiscal year ending September 30, 1997. It is not the Company's intention to become a copper mining operating company. Any success from the current exploration program will result in the Company obtaining a joint venture partner(s) to develop the property.

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


There has been significant mining of diamonds in the alluvial gravels in the area currently under option by the Company. The Company has conducted research on indicator minerals that are normally found in such diamond operations. These indicator minerals suggest the potential presence of a diamondiferous kimberlite pipe or a cluster of pipes within close proximity to the properties under option. The Company is undertaking an exploration program in this area directed at discovering diamond bearing kimberlite pipes. The exploration program consists of geophysical studies which include gravity and magnetic surveys and soil sampling. The Company spent approximately $200,000 on exploration activities in the fiscal year ended September 30, 1996. The Company estimates that it will expend approximately $165,000 in the fiscal year ending September 30, 1997. To date no kimberlite pipe(s) have been discovered and there is no assurance that such pipe(s) will be discovered.

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

OTHER

WATER TREATMENT AND PURIFICATION
--------------------------------

Vector Environmental Technologies, Inc.
---------------------------------------

As mentioned above, the Company owns approximately 31.2% of the issued and outstanding common stock of VETI. VETI's principal business is to develop or acquire leading edge environmental technologies for rapidly expanding global markets in water treatment and purification. The corporate goal is to build VETI into a major multinational corporation with a strong technical foundation, capable of providing lasting solutions which address short, medium and long-term water related environmental issues.

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


During the fiscal year ended September 30, 1996, the Company expended approximately $3,390,000 on these projects and anticipates spending approximately $10,000,000 on these projects at the Turk Mine in the future.

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


During the fiscal year ended September 30, 1996, the Company expended approximately $550,000 on the above projects and anticipates spending approximately $500,000 on these projects at the Lonely Mine in the future.

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


During the fiscal year ended September 30, 1996, the Company expended approximately $25,000 on these projects and anticipates spending approximately $250,000 on these projects at the Dawn Mine in the future.

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


The Company anticipates spending approximately $100,000 on these projects.

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

During the fiscal year ended September 30, 1996 the Company expended approximately $390,000 on these projects, and anticipates spending approximately $200,000 on these projects in the future.

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

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures on mineral resource development projects in South Africa, mineral exploration and facility upgrades at the Zimbabwe mining properties and a mineral exploration program currently underway in Zambia. The Company expects to spend approximately $12,500,000 in the fiscal year ended September 30, 1997 on capital expenditures related to refurbishment and construction as well as on projects related to power supply, water supply and housing. The Company will use current cash and cash equivalents to fund the on-going projects in the short term and anticipates that it will be able to secure additional debt and/or equity financing to fund longer term projects although there can be no assurance that any such financing will be secured or the amounts thereof. As evidence of the Company's ability to secure debt and/or equity financing, on July 19, 1995 the Company placed a $5,000,000, 2.5%, unsecured Convertible Debenture, due July 31, 2000, ("Debenture") with Societe Generale, Paris, France ("Holder"). Interest is payable semi-annually commencing January 31, 1996, which, at the election of the Company, may be paid through the issuance of shares of common stock of the Company. Additionally, in the year ended September 30, 1996 the Company has received $12,975,683, net of commissions and other expenses related to the transactions, through issuance of 1,159,091 units, consisting of warrants and shares of restricted common stock in exempt private transactions.

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

Net Cash Used in Operating Activities. Net cash used in operating activities was $2,990,691 for the year ended September 30, 1996 due to net loss (before depreciation and other non-cash expenses) of $3,693,342 which was due primarily to the increased expenses related to the Zimbabwe mining operations and increased consulting and compensation expenses, net cash provided by operations of $39,934 from decreases of accounts receivable and inventory in the Zimbabwe operation, net cash used in operations of $447,487 from increases in amounts due from related parties and other assets, and net cash provided by operations of $1,110,204 due to increases in accounts payable and accrued liabilities. Net cash used in operating activities was $5,996,061 for the year ended September 30, 1995 and $4,476,585 for the year ended September 30, 1994, an increase of $1,519,476. The increase in net cash used in operating activities in 1995 was due principally to the increase in the net loss (before depreciation and other non-cash expenses) of $1,243,071 because of active exploration programs conducted on mineral properties and increased costs and expenses relating to sales of water purification systems.

Net Cash Used in Investing Activities. Net cash used in investing activities was $15,746,799 for the year ended September 30, 1996 due to the purchase of certain businesses in Zimbabwe, the development of certain mineral properties and assets in Zimbabwe, purchases of property and equipment at the Zimbabwe mining properties and investments in VETI, and the Relief Canyon joint venture. During the year ended September 30, 1995, the Company received $1,487,538 from the sale of investments, and $209,324 from the sale of assets; this was offset by an increase in investments in and advances to affiliates of $650,000, and $239,749 that was used to purchase property and equipment. These transactions resulted in net cash provided by investing activities of $807,113. In the year ended September 30, 1994, proceeds from the sale of investments and assets of $1,368,220 were the major source of cash from investing activities, offset by an increase in investments in and advances to affiliates of $626,120, and the purchase of property and equipment of $142,530. These transactions resulted in net cash provided by investing activities of $599,570.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $17,772,082 for the year ended September 30, 1996 due to the Company receiving $17,725,685 from the collection of funds, net of costs, from private placements of common stock and $200,400 received from the exercise of stock options, offset by the repayment of long-term debt of $154,003. As discussed above, during the year ended September 30, 1995, the Company received $4,700,000 (net of debt issuance costs) from the placement of a debenture, $3,060,712 from the issuance of common stock of the Company and $1,326,564 from the issuance of VETI and VVC common stock, offset by repayment of long-term debt of $42,609, resulting in net cash provided by financing activities of $9,044,667. During the year ended September 30, 1994, the Company received $1,100,000 from the issuance of common stock of the Company and $3,080,820 from the issuance of VETI and VVC common stock, offset by repayment of long-term debt of $107,003, resulting in net cash provided by financing activities of $4,073,817.

The Company loans US dollars to its gold mining operations in Zimbabwe who in turn uses the funds to acquire property and equipment and for working capital needs. The US dollar loans are converted to Zimbabwe dollars upon receipt to make purchases in Zimbabwe dollars. The country of Zimbabwe has experienced inflation averaging approximately 24% per year for the past three years. Since the amounts borrowed from the Company are repayable in US dollars, an increased number of Zimbabwe dollars are required to repay the intercompany loans due to this inflationary situation. The Company follows SFAS 52 Foreign Currency Translation. As such, the financial position and results of operations of the Company's Zimbabwe subsidiary and its other foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as charges to the accumulated foreign currency translation adjustment account in stockholders' equity. In the fiscal year ended September 30, 1996, the Company charged $661,153 to the foreign currency translation adjustment account.

The Company monitors inflation rates in countries where its foreign subsidiaries conduct business (primarily Zimbabwe, Zambia, South Africa, Canada and Vietnam), and, should a situation arise where highly inflationary conditions exist, the Company would charge exchange losses to current period operations as opposed to including such charges in the accumulated foreign currency translation adjustment account.

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


Deloitte & Touche LLP

Reno, Nevada
December 21, 1996

                                  CASMYN CORP.
                          CONSOLIDATED BALANCE SHEETS

                                           SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
-----------------------------------------------------------------------------------
                 ASSETS
                 ------
CURRENT ASSETS:
  Cash and cash equivalents                       $ 4,046,194           $ 4,938,945
  Common stock subscriptions receivable                     -             7,125,002
  Accounts receivable                                 210,748                33,872
  Inventories                                         517,837               312,069
  Prepaid expenses and other assets                    15,295               653,518
                                                  ---------------------------------
     Total current assets                           4,790,074            13,063,406
INVESTMENT IN AND ADVANCES TO AFFILIATES            2,748,031               204,227
PROPERTY AND EQUIPMENT, NET                        14,101,782               510,921
DUE FROM RELATED PARTIES, NET                         211,708                58,451
OTHER ASSETS                                          465,544               478,656
                                                  ---------------------------------
TOTAL ASSETS                                      $22,317,139           $14,315,661
                                                  =================================
-----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                $ 2,024,973           $   392,025
  Accrued taxes from acquisition                      993,660                     -
  Payable to joint venture                            623,000                     -
  Accrued liabilities                                 303,864               182,617
  Current portion of long-term debt                   107,471                27,462
                                                  ---------------------------------
     Total current liabilities                      4,052,968               602,104
LONG-TERM DEBT                                         71,230                71,298
CONVERTIBLE DEBT                                    5,000,000             5,000,000
                                                  ---------------------------------
     Total Liabilities                              9,124,198             5,673,402
                                                  ---------------------------------
MINORITY INTEREST                                           -               498,663
                                                  ---------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value; 20,000,000
    shares authorized; none outstanding                     -                     -
  Common stock, $.04 par value; 300,000,000
    shares authorized; 12,512,133 and 8,604,637
    shares issued and outstanding                     500,485               344,185
  Additional paid-in capital                       25,735,368            11,859,844
  Accumulated deficit                             (12,389,109)           (4,067,783)
  Foreign currency translation adjustment            (653,803)                7,350
                                                  ---------------------------------
       Total stockholders' equity                  13,192,941             8,143,596
                                                  ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $22,317,139           $14,315,661
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
                             =====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                                  CASMYN CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                           ---------------------------------------------
                                                                 1996            1995            1994
                                                           ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (8,321,326)    $(3,042,428)    $     47,060
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Depreciation, depletion and amortization                     232,019         101,555           71,290
   Equity in net loss of affiliate                            3,177,953               -                -
   Minority interest in net loss of consolidated subsidiary           -      (3,502,401)      (4,580,694)
   Write down of assets                                         672,560               -          908,059
   (Gain) loss on sale of investments                                 -         150,000         (253,218)
   Gain on sale of assets                                             -        (109,783)               -
   Compensatory stock option expense                            364,560         955,100                -
   Amortization of debt issue costs                              60,000          10,000                -
   Other non-cash expense                                       120,892         390,000            2,617
   (Increase) decrease in accounts receivable                  (215,335)        102,834          (54,309)
   Decrease in inventories                                      255,269         140,460           58,349
   Increase in prepaid expenses and other assets               (123,900)       (730,891)        (273,941)
   Increase in accounts payable                                 857,922          15,432          162,273
   Increase (decrease) in accrued liabilities                   252,282         (32,527)               -
   Increase in amounts due from related parties                (323,587)       (443,412)        (564,071)
                                                           ---------------------------------------------
     Net cash used in operating activities                   (2,990,691)     (5,996,061)      (4,476,585)
                                                           ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired *              (4,354,428)              -                -
Decrease in cash due to change in accounting for
 investment in VETI**                                          (459,708)              -                -
Proceeds from sale of investments in related parties                  -       1,487,538        1,366,220
Proceeds from sale of assets                                          -         209,324            2,000
Increase in other assets                                       (194,123)              -                -
Increase in investment in and advances to affiliates         (3,190,567)       (650,000)        (626,120)
Purchase of property and equipment                           (7,547,973)       (239,749)        (142,530)
                                                           ---------------------------------------------
     Net cash (used in) provided by investing activities    (15,746,799)        807,113          599,570
                                                           ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                     17,725,685       3,060,712        1,100,000
Issuance of common stock for exercise of stock options          200,400               -                -
Issuance of VETI and VVC common stock                                 -       1,326,564        3,080,820
Proceeds from convertible debt                                        -       5,000,000                -
Repayments of long-term debt                                   (154,003)        (42,609)        (107,003)
Payment of debt issue costs                                           -        (300,000)               -
                                                           ---------------------------------------------
     Net cash provided by financing activities               17,772,082       9,044,667        4,073,817
                                                           ---------------------------------------------
Effect of exchange rate changes on cash and
 cash equivalents                                                72,657           7,350                -
                                                           ---------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (892,751)      3,863,069          196,802

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  4,938,945       1,075,876          879,074
                                                           ---------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                     $  4,046,194     $ 4,938,945     $  1,075,876
                                                           =============================================

                                                                     (CONTINUED)

  The accompanying notes are an integral part of these consolidated financial statements

                                 CASMYN CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                  (CONTINUED)

                                                                               --------------------------------------------
                                                                                   1996              1995            1994
                                                                               --------------------------------------------
CASH PAID FOR INTEREST                                                         $   147,169     $     12,605        $ 22,521
                                                                               ============================================

NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock for subscriptions receivable                        $         -     $  7,125,002        $808,000
  Transfer of equipment to related parties                                               -          (36,641)              -
  Issuance of common stock for services                                                  -          390,000               -
  Issuance of common stock for payment of interest                                 120,892                -               -
  Issuance of common stock for mineral properties                                        -                -         197,227
  Increase in due to related parties and decrease in additional
   paid-in capital for acquisition of Casmyn USA, Inc.                                   -                -         149,990
  Investment in related party received for repayment of debt                             -                -         173,046
  Issuance of common stock for investment in related party                               -                -         150,000
  Acquisition of equipment with notes payable                                            -                -          24,302
  Exchange of investment in Auromar for investment in VETI                         204,227                -               -
  Conversion of common stock to preferred stock                                    270,700                -               -
  Conversion of preferred stock to common stock                                    270,700                -               -
  Issuance of common stock to acquire WestAmerica                                6,779,702                -               -
  Rescission of acquisition of WestAmerica                                       6,779,702                -               -
  Property and equipment purchased through issuance of
      accounts payable and accrued liabilities                                   1,051,896                -               -
  Decrease in investment in VETI and increase in advances
      to VETI for dividends on preferred stock                                     237,500                -               -

---------------------------------------------------------------------------------------------------------------------------

* PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED:
  Working capital, other than cash                                             $  (108,227)
  Mineral properties                                                            (4,945,600)
  Property and equipment                                                          (896,516)
  Accrued taxes from acquisition                                                   993,660
  Stock issued                                                                     370,289
  Capital lease obligations                                                        231,966
                                                                               -----------
     Net cash used to acquire businesses                                       $(4,354,428)
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

On June 29, 1995, the Company acquired an equity interest in Vector Environmental Technologies, Inc. ("VETI") through the acquisition of 3,000,000, 5%, cumulative, convertible, voting preferred shares of VETI ("Preferred Shares"), in exchange for approximately $2,400,000 in debts owing to the Company. On September 29, 1995, Casmyn purchased an additional 1,000,000 Preferred Shares of VETI at $2.00 per share. VETI is related to Casmyn through the existence of certain common officers, directors and significant stockholders. Under the terms of the Preferred Shares, effective September 30, 1996, the Company converted these Preferred Shares into common stock of VETI, resulting in the Company owning approximately 24.3% of the common stock of VETI. During the fourth quarter of fiscal 1996, the Company exchanged 425,750 common shares of Auromar held as an investment for 1,532,700 restricted common shares of VETI, thereby increasing its percentage ownership in VETI to approximately 31.2% at September 30, 1996.

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

PROPERTY AND EQUIPMENT

Mineral properties - Mineral properties are stated at acquisition cost. Mineral exploration and development costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body, are capitalized. Acquisition and capitalized costs are charged to future operations using a unit-of-production method over the estimated life of the ore body as determined based upon proven and probable ore resources. If a property is determined not to be commercially feasible, unrecoverable costs are expensed in the year such determination is made. On-going development expenditures to maintain production are generally charged to operations as incurred.

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

9.   STOCKHOLDERS' EQUITY

COMMON STOCK

On September 14, 1994, the Company completed a private placement of 378,055 shares of common stock for net proceeds of $1,908,000. During the year ended September 30, 1995, the Company completed private placements for a total of 405,000 shares of common stock for net proceeds of $2,252,850. On September 29, 1995, the Company completed a private placement of 714,286 units for net proceeds of $4,750,009. Each unit consists of one common share of the Company, plus one warrant; two warrants, plus $8.50, will entitle the holder to purchase one share of the Company's common stock. All warrants expire on October 1, 1997. VETI completed a private placement of 1,000,000 units in September 30, 1995, for net proceeds of $2,375,000 (see Note 12). At September 30, 1995, $7,125,002 of these amounts were included in common stock subscriptions receivable. The subscriptions receivable were collected prior to December 31, 1995.

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

During 1995, the Company also adopted a non-qualified Stock Option Plan (SOP), which grants options to purchase a maximum of 250,000 shares of the Company's common stock at a price of $0.04 per share to officers, employees and advisors of the Company. Options granted under the SOP are not intended to qualify as incentive stock options under the 1981 Act.

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

VETI also adopted a non-qualified Stock Option Plan (V-SOP), which grants options to purchase a maximum of 875,000 shares of VETI's common stock to officers, key employees and advisors of the Company. Options granted under the V-SOP are not intended to qualify as incentive stock options under the 1981 Act.


In 1995, options to purchase 480,000 shares of common stock at a price of $.01 to $3.00 per share were granted under the V-SOP. In 1996, options to purchase 25,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the V-SOP. The options vest on varying terms of periods up to three years. Certain of these options are compensatory in nature and resulted in total compensation expense of $99,500 during the year ended September 30, 1995. During the year ended September 30, 1996, 267,000 options were canceled.

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

A summary of stock option activity under VETI plans follows:

                                                     Number       Option Price
                                                   of Shares        Per Share
                                                   ---------    --------------
      Outstanding at September 30, 1994            1,350,000             $1.00
      Granted (vested and non-vested)              1,086,000    $0.01 to $3.00
      Canceled                                             -                 -
      Exercised                                            -                 -
                                                   ---------    --------------
      Outstanding at September 30, 1995            2,436,000    $0.01 to $3.00
      Granted (vested and non-vested)                 35,000    $1.00 to $2.00
      Canceled                                      (267,000)            $1.00
      Exercised                                      (33,500)            $1.00
                                                   ---------    --------------
      Outstanding at September 30, 1996            2,170,500    $0.01 to $3.00
                                                   =========    ==============
      Exercisable at September 30, 1996            1,162,420    $0.01 to $3.00
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

Deloitte & Touche LLP

Reno, Nevada
December 21, 1996

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                                          1996                1995
---------------------------------------------------------------------------------------------------------
                         ASSETS
                         ------
CURRENT ASSETS:
  Cash and cash equivalents                                            $     77,553       $  459,707
  Restricted investments                                                    250,000                -
  Stock subscriptions receivable                                                  -        4,375,000
  Accounts receivable, net of allowance of $88,837 and $0                   232,802           17,452
  Inventories                                                             2,026,141          312,069
  Other assets                                                               58,962          102,652
                                                                       ----------------------------------
     Total current assets                                                 2,645,458        5,266,880
INVESTMENT IN AFFILIATES                                                  1,715,950                -
PROPERTY AND EQUIPMENT, NET                                                 674,157          141,689
OTHER ASSETS                                                                 42,243           77,890
                                                                       ----------------------------------
TOTAL ASSETS                                                           $  5,077,808       $5,486,459
                                                                       ==================================
---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                     $    437,977       $  228,202
  Accrued liabilities                                                       213,447          161,034
  Due to related parties, net                                             1,772,852          220,045
  Line of credit                                                            235,000                -
                                                                       ----------------------------------
     Total current liabilities                                            2,659,276          609,281
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

                                                                                                             Foreign       Total
                              Number      Number                                Additional                   Currency  Stockholders'
                            of Common  of Preferred    Common    Preferred       Paid-in      Accumulated   Translation   Equity
                              Shares      Shares       Stock      Stock          Capital        Deficit     Adjustment (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1993                        9,376,400           -      $46,882  $           -   $ 4,599,661   $ (3,360,751)  $ (4,118) $ 1,281,674
                            --------------------------------------------------------------------------------------------------------

  VETI private placement       404,135           -        2,021              -     1,060,422              -          -    1,062,443
  VVC private placement        391,396           -        1,957              -     1,704,170              -          -    1,706,127
  VVC warrant exercise         166,625           -          833              -       311,417              -          -      312,250
  Issuance of shares for
   acquisition of assets       325,000           -        1,625              -       248,891              -          -      250,516
  Issuance of shares for
   services                    600,000           -        3,000              -         7,000              -          -       10,000
  Purchase of treasury shares (640,000)          -       (3,200)             -       (51,800)             -          -      (55,000)
  Foreign currency
    translation adjustment           -           -            -              -             -              -     12,842       12,842
Net loss                             -           -            -              -             -     (4,717,294)         -   (4,717,294)
                            --------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
  1994                      10,623,556           -       53,118              -     7,879,761     (8,078,045)     8,724     (136,442)
                            --------------------------------------------------------------------------------------------------------

  Private placement            500,000           -        2,500              -       997,500              -          -    1,000,000
  Private placement of
    units                    1,000,000           -        5,000              -     2,370,000              -          -    2,375,000
  Issuance of shares for
   services                    100,000           -          500              -       199,500              -          -      200,000
  Exercise of VVC warrants     221,210           -        1,106              -       324,554              -          -      325,660
  Issuance of compensatory
   stock options                     -           -            -              -        99,500              -          -       99,500
  Preferred stock:
     Issued for retirement
      of debt                        -   3,000,000            -             30     2,378,445              -          -    2,378,475
     Issued for cash                 -   1,000,000            -             10     1,999,990              -          -    2,000,000
  Foreign currency
   translation adjustment            -           -            -              -             -              -        786          786
Net loss                             -           -            -              -             -     (3,365,801)         -   (3,365,801)
                            --------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1995                       12,444,766   4,000,000       62,224             40    16,249,250    (11,443,846)     9,510    4,877,178
                            --------------------------------------------------------------------------------------------------------

  Issuance of shares for
   services                     25,000           -          125              -        24,875              -          -       25,000
  Exercise of stock options     33,500           -          167              -        33,333              -          -       33,500
  Conversion to common       4,000,000  (4,000,000)      20,000            (40)      (19,960)             -          -            -
  Shares issued in Exchange
    for investment in
    affiliated company       1,532,700           -        7,664              -     1,525,036              -          -    1,532,700
  Collection of subscription
    receivable                       -           -            -              -       150,000              -          -      150,000
  Net loss                           -           -            -              -             -     (3,962,346)         -   (3,962,346)
  Dividend declared on
   convertible preferred
   stock                             -           -            -              -             -       (237,500)         -     (237,500)
                            --------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1996                       18,035,966           -      $90,180  $           -   $17,962,534   $(15,643,692)    $9,510  $ 2,418,532
                            ========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                        -------------------------------------------------------
                                                                                1996              1995               1994
                                                                        -------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                      $(3,962,346)     $(3,365,801)      $(4,717,294)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
 Depreciation and amortization                                                    136,089           35,022            41,971
 (Gain) loss on sale of assets                                                          -         (109,783)            2,617
 Write down of assets                                                                   -                -           758,059
 Other non-cash expense                                                            25,000          299,658            10,000
 (Increase) decrease in accounts receivable                                      (215,350)         110,334           (54,309)
 (Increase) decrease in inventories                                            (1,714,072)         140,460            58,349
 (Increase) decrease in prepaid expenses and other assets                          43,690          (74,043)          122,316
 Increase (decrease) in accounts payable and accrued liabilities                  262,188          (36,664)          189,262
 Increase in amounts due to related parties                                     1,315,307          985,608           294,554
                                                                        -------------------------------------------------------
   Net cash used in operating activities                                       (4,109,494)      (2,015,209)       (3,294,475)
                                                                        -------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment in affiliate                                              (33,250)               -                 -
 Proceeds from sale of assets                                                           -          191,709             2,000
 Increase in restricted investments                                              (250,000)               -                 -
 Investment in and advances to affiliate                                                -                -          (508,343)
 (Increase) decrease in other assets                                               35,647                -           (55,533)
 Purchase of property and equipment                                              (668,557)         (90,710)          (95,811)
                                                                        -------------------------------------------------------
   Net cash provided by (used in) investing activities                           (916,160)         100,999          (657,687)
                                                                        -------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                       2,375,000        1,000,000         1,062,443
 Issuance of preferred stock                                                    2,000,000                -                 -
 Issuance of VVC common stock                                                           -          325,660         2,018,377
 Issuance of common stock for exercise of stock options                            33,500                -                 -
 Proceeds from note payable to related party                                            -                -         1,100,000
 Purchase of treasury stock                                                             -                -           (55,000)
 Increase in line of credit                                                       235,000                -                 -
                                                                        -------------------------------------------------------
   Net cash provided by financing activities                                    4,643,500        1,325,660         4,125,820
                                                                        -------------------------------------------------------
Effect of exchange rate changes on cash and cash
 equivalents                                                                            -              786            12,842
                                                                        -------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (382,154)        (587,764)          186,500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    459,707        1,047,471           860,971
                                                                        -------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    77,553      $   459,707       $ 1,047,471
                                                                        =======================================================
CASH PAID FOR INTEREST                                                        $    41,037      $         -       $         -
                                                                        =======================================================

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common stock for subscription receivable                         $         -      $ 2,375,000       $         -
 Issuance of preferred stock for repayment
   of debt to related party                                                             -        2,378,475                 -
 Issuance of preferred stock for subscriptions receivable                               -        2,000,000                 -
 Issuance of common stock for services                                             25,000          200,000            10,000
 Issuance of common stock to acquire assets                                             -                -           250,516
 Issuance of common stock for investment in affiliate                           1,532,700                -                 -
 Receipt of investment in affiliate for repayment of
  subscription receivable                                                         150,000                -                 -
 Increase in due to related party for dividends on preferred stock                237,500                -                 -
 Conversion of preferred stock to common stock                                     20,000                -                 -
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

On June 29, 1995, VETI issued 3,000,000 5%, cumulative, convertible, voting preferred shares ("Preferred Shares") in exchange for approximately $2,400,000 in debts owed by VETI to Casmyn Corp. ("Casmyn"). On September 29, 1995, Casmyn purchased an additional 1,000,000 Preferred Shares of VETI preferred stock at $2.00 per share. VETI is related to Casmyn through the existence of certain officers, directors and significant stockholders. Each Preferred Share was convertible, at Casmyn's option, into one share of VETI common stock. The provisions of the Preferred Shares gave Casmyn effective voting control of VETI with a 56.25% voting majority. Effective September 30, 1996, Casmyn converted these Preferred Shares into common shares thereby relinquishing voting control over VETI. The conversion of the preferred shares into common shares resulted in Casmyn holding a 24.3% equity interest in the Company. During the fourth quarter of 1996, VETI issued 1,532,700 of its restricted common shares to Casmyn in exchange for 425,750 shares of Auromar Development Corporation ("Auromar") common stock, held as an investment by Casmyn, thereby increasing Casmyn's percentage ownership in the Company to approximately 31.2% at September 30, 1996.

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

On September 29, 1995, the Company completed a private placement of 1,000,000 units for net proceeds of $2,375,000. Each unit consists of one common share of the Company plus one warrant; two warrants plus $3.00 will entitle the holder to purchase one share of the Company's common stock. All warrants expire on October 1, 1997. At September 30, 1995 these amounts were included in stock subscription receivable. The subscription receivable were collected prior to December 31, 1995.

During the fourth quarter of 1996, VETI issued 1,532,700 of its restricted common shares to Casmyn in exchange for 425,750 shares of Auromar Development Corporation ("Auromar") common stock. The Company recorded these shares at a value of $1,532,700 or $1.00 per share. This value reflects a discount from the price at which VETI common shares were trading on the NASD Bulletin Board on the date of the transaction. This transaction along with the conversion by Casmyn of preferred stock (see below) resulted in Casmyn increasing its percentage ownership of the Company to approximately 31.2% at September 30, 1996.

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

The Company also adopted a non-qualified Stock Option Plan (V-SOP), which grants options to purchase a maximum of 875,000 shares of the Company's common stock to officers, key employees and advisors of the Company. Options granted under the V-SOP are not intended to qualify as incentive stock options under the 1981 Act.


In 1995, options to purchase 480,000 shares of common stock at a price of $.01 to $3.00 per share were granted under the V-SOP. In 1996, options to purchase 25,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the V-SOP. The options vest on varying terms of periods up to three years. Certain of these options are compensatory in nature and resulted in total compensation expense of $99,500 during the year ended September 30, 1995. During the year ended September 30, 1996, 267,000 options were canceled.

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

A summary of stock option activity under Company plans follows:

                                           Number           Option Price
                                          of Shares          Per Share
                                          ---------         -------------
      Outstanding at September 30, 1994   1,350,000                 $1.00
      Granted (vested and non-vested)     1,086,000         $.01 to $3.00
      Canceled                                    0                     0
      Exercised                                   0                     0
                                          ---------         -------------
      Outstanding at September 30, 1995   2,436,000         $.01 to $3.00
      Granted (vested and non-vested)        35,000        $1.00 to $2.00
      Canceled                             (267,000)                $1.00
      Exercised                             (33,500)                $1.00
                                          ---------         -------------
      Balance at September 30, 1996       2,170,500         $.01 to $3.00
                                          =========         =============
      Exercisable at September 30, 1996   1,162,420         $.01 to $3.00
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

                                                                                          SERVED IN CURRENT
             NAME                 AGE                  POSITION                            POSITION SINCE
----------------------------------------------------------------------------------------------------------------
Amyn S. Dahya                      40   President, Chief Executive Officer and                  1994
                                        Chairman of the Board

Hanif Dahya                        42   Vice Chairman of the Board                              1995

Edmund de Rothschild, C.B.E.       80   Director *                                              1997

Dr. Arthur B. Laffer                    Director *                                              1997

Sandro Kunzle                      42   Director                                                1994

Douglas C. Washburn                51   Vice President, Treasurer and Secretary                 1994

Dr. Gregory J. Gosson              41   Managing Director of Mining                             1994

Dennis E. Welling                  50   Controller                                              1994


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

During 1995 the Company also adopted a non-qualified Stock Option Plan (SOP), which grants five year options to purchase a maximum of 250,000 shares of the Company's common stock at a price of $0.04 per share to officers and key employees of the Company. Options granted under the SOP are not-intended to qualify as incentive stock options under the 1981 Act.

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

The SOP is administered by the Board of Directors through a committee presently consisting of all three members of the Board which determines which persons receive options under the SOP, the number of shares that may be purchased under each option and the vesting period. The term of all options is five (5) years and all options must be granted within five (5) years from the effective date of the SOP.

Options granted under the SOP are not transferable other than by will or by the laws of descent and distribution. The SOP provides that the number of shares and the option price will be adjusted on a pro-rata basis for stock splits and stock dividends.

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

VETI also adopted a non-qualified Stock Option Plan (V-SOP), which grants options to purchase a maximum of 875,000 shares of the Company's common stock to officers, key employees and advisors of the Company. Options granted under the V-SOP are not intended to qualify as incentive stock options under the 1981 Act.


In 1995, options to purchase 480,000 shares of VETI's common stock at a price of $.01 to $3.00 per share were granted under the V-SOP. In 1996, options to purchase 25,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the V-SOP. The options vest on varying terms of periods up to three years. Certain of these options are compensatory in nature and resulted in total compensation expense of $99,500 during the year ended September 30, 1995. During the year ended September 30, 1996, 267,000 options were canceled.

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

==================================================================================================
NAME AND ADDRESS OF                        SHARES OF COMMON STOCK          PERCENT OF COMMON STOCK
BENEFICIAL OWNER                           OWNED                           OUTSTANDING **
==================================================================================================
AMYN DAHYA
1335 GREG ST. #104                               3,681,694 (1)                       27.9%
SPARKS, NV. 89431
--------------------------------------------------------------------------------------------------
HANIF DAHYA
5 BEECHWOOD ROAD                                      NIL                             --
ALLENDALE, NEW JERSEY
07401
--------------------------------------------------------------------------------------------------
SANDRO KUNZLE
TENUTA AIA VECCHIA                                    NIL                             --
58029 SASSOFORTINO (GR)
ITALY
--------------------------------------------------------------------------------------------------
BISMILLAH CHILDREN'S                             1,807,750 (2)                       14.4%
  FOUNDATION LTD.
1335 GREG ST. #104
SPARKS, NV. 89431
--------------------------------------------------------------------------------------------------
SOCIETE GENERALE                                 2,902,701 (3)                       20.7%
17 COURS VALNY
LA DEFENSE
CEDEX
PARIS, FRANCE
--------------------------------------------------------------------------------------------------
ALL OFFICERS AND DIRECTORS
OF THE COMPANY AS A                              3,874,121                           29.4%
GROUP (6 PERSONS)
==================================================================================================

--------------------------------------

** Based upon 12,528,469 common shares outstanding at December 17, 1996 and assumes conversion of outstanding stock options and warrants that are currently exercisable.

(1) At December 31, 1996, Mr. Amyn Dahya held 1,982,000 common shares of the Company, in addition 1,032,694 common shares of the Company were owned or controlled by Dahya Holdings, Inc. ("DHL"), a foreign corporation, of which Mr. Amyn Dahya is an officer and director. Mr. Mansoor Dahya, an uncle to Mr. Amyn Dahya, is the majority shareholder of Dahya Holdings, Inc. and holds 91% of the outstanding voting stock of DHL. As indirect shareholders, Messrs. Amyn Dahya and Mansoor Dahya have shared voting and investment power in and to these shares. Also at December 31, 1996, Mr. Dahya had a total of 667,000 exercisable options to purchase common stock of the Company at $7.00 per share.

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

Diamond Fontein International, Ltd.
-----------------------------------

Diamond Fontein International, Ltd., with whom the Company has entered into various transactions is a wholly owned subsidiary of DHL. See Note 6 to the Company's Notes to the Consolidated Financial Statements.

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

     11.  Statement re: computation of per share earnings (computation can be determined from the material contained in this report)

     21.  Subsidiaries of the Registrant (see Item 1 - Description of Business)

     27.  Financial Data Schedule (Previously filed)
--------------------------------------------------------------------------------
(1) Previously filed with the commission on Form 10-KSB for the fiscal year ended September 30, 1994 and incorporated herein by reference.
(2) Previously filed with the commission on Form 8-K dated February 15, 1996 and incorporated herein by reference.
(3) Previously filed with the commission on Form 10-KSB for the fiscal year ended September 30, 1995, and incorporated herein by reference.
(4) Previously filed with the commission on From 8-K dated September 29, 1995 and incorporated herein by reference.
(5) Previously filed with the commission on Form 8-K dated April 3, 1996 and incorporated herein by reference.
(6) Previously filed with the commission on From 8-K dated July 18, 1996 and incorporated herein by reference.
(7) Previously filed with the commission on Form 8-K dated September 18, 1996 and incorporated herein by reference.

(8) Previously filed with the commission on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

*    Compensatory plan, agreement or arrangement



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


By:  /s/ Amyn S. Dahya                          7/11/97
     -----------------------                  -----------
Amyn S. Dahya, President and
Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the date indicated.

        Signature                            Title                    Date
----------------------------------------------------------------------------
/s/ Amyn S. Dahya            President, Chief Executive Officer      7/11/97
--------------------------                                           -------
Amyn S. Dahya                and Chairman of the Board

/s/ Hanif S. Dahya           Director                                7/11/97
--------------------------                                           -------
Hanif S. Dahya               (Vice Chairman of the Board)

/s/ Sandro Kunzle            Director                                7/11/97
--------------------------                                           -------
Sandro Kunzle

/s/ Douglas C. Washburn      Vice President - Secretary, Treasurer   7/11/97
--------------------------                                           -------
Douglas C. Washburn          (Principal Financial Officer)

/s/ Dennis E. Welling        Controller                              7/11/97
--------------------------                                           -------
Dennis E. Welling            (Principal Accounting Officer)
