Form 10-K405/A
period 1996-09-30
CASMYN CORP
filed 1997-07-24
CIK 772320

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-K/A

                                Amendment No. 3

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

1 ounce (TROY) = 31.103 grams
g/t = gram per metric ton (tonne)
1 TROY ounce/short ton = 34.2857 grams per metric ton

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

Market Factors and Volatility
-----------------------------

Active international markets have historically existed for gold. There has been an active market for diamonds, copper, cobalt and uranium which are of a commodity nature. As such, the Company anticipates no barriers to the sale of these minerals. Prices of certain minerals have fluctuated widely, particularly in recent years, and are affected by numerous factors beyond the control of the Company. Future mineral prices cannot be accurately predicted. A significant decline in the price of gold being produced or expected to be produced by the Company could have a material adverse effect on the Company.

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

TURK MINE
---------

The Turk Mine is located approximately 55 km north of Bulawayo, Zimbabwe. A single lane paved road accesses the mine and a national power grid parallels the road. The Turk Mine is a typical Archean shear hosted lode gold vein deposit that has been partially exploited down to 800 meters. The mine was owned and operated by Turk Mine (Pvt) Ltd. from 1963 to 1996. The Company purchased Turk Mine (Pvt) Ltd. from the Muir family in January 1996. Historical grades are approximately .175 ounces (6 grams per tonne (or "g/t") over widths averaging 2 meters in a series of multiple vein sets. The mine has been dewatered down to the 360 meter level and current rehabilitation and development work is being concentrated in the first 140 meters. A diamond drilling program by the Company late in 1995 identified a new discovery to the west of the previous development. Detailed surface and underground drilling and underground drifting along these new extensions is being carried out on several levels between 25 and 350 meters below surface.

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

EXISTING INFRASTRUCTURE - The Turk Mine consists of managers and workers' houses; mine offices, work shops, mill buildings, thickener tanks and water reservoirs; 330 tonne and 75 tonne per day mills and associated crusher circuits; four compressors, carbon in pulp (CIP) tanks; tailings dams; three operational shafts and a fleet of earthmoving equipment.

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

LONELY MINE
-----------

The Lonely Mine is located 30 km north of the Turk Mine and is located on the national electric power grid. From 1991 to 1996, the dumps were being treated by Greenhorn Mines (Pvt) Ltd. using a 100 tonne per day CIP plant. Greenhorn Mines (Pvt) Ltd. was acquired by Casmyn in January 1996 from the Muir family. The Company has the surface rights to the mine that includes 1.8 million metric tons of mill tailings grading 1.5 to 2.0 g/t gold. The Company has recently installed a new 1,500 Tonne per day CIP processing facility to recover gold from tailings. This CIP facility can be easily disassembled and moved to another site at the end of operations at the Lonely minesite.

EXISTING INFRASTRUCTURE - The Lonely Mine consists of a mine shaft, hoist and headframe with a CIP circuit and tailings dam.

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

DAWN MINE
---------

The Dawn Mine is located 42 km north of Bulawayo accessed via an all weather tar road and is located on the national electric power grid. The group of mines making up the Dawn Mine property has produced over 340,000 ounces of gold at an average grade of 0.48 ounces of gold per tonne since mining operations began. Olympus Gold Mines Ltd. purchased the property in 1969 and operated underground mining from 1970 to 1986 and carried out dump Retreatment until January 1996. Casmyn purchased the mine property from Olympus in January 1996. Underground sulphide ore is trucked to the Turk Mine mill, and surface mill tailings dumps are processed at the Dawn Mine site.

EXISTING INFRASTRUCTURE - The Dawn Mine consists of mine shafts and headframes, tailings dams, thickener tanks, mine offices, workshops, mill buildings and manager and worker housing.

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

CHARLIESONA MINE
----------------

The Charliesona Mine is located 6 kilometers northwest of the Turk Mine on an all weather road and is located on the national electric power grid. Casmyn acquired the Charliesona Mine in January 1996 by purchasing the owner-operator, Matabeleland Minerals (Pvt) Ltd., from its owners, the Muir family. The mine was operated by Matabeleland Minerals from the mid-1980's to 1995. The ore sources for the Charliesona Mine are open pit oxide, underground sulphide and surface mill tailings dumps.

EXISTING INFRASTRUCTURE - The Charliesona Mine consists of three vertical mine shafts with headgear and hoists, a mill building with a 100 tonne per day ball mill, crusher circuit, water reservoir, CIP tanks, flotation cells and vat leach tanks.

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

DING DONG, SANDY AND PETER PAN
------------------------------

All of these properties are on the national electric power grid and within close proximity of the Turk Mine. The ore sources for these mines consist of open pit oxide and underground sulphide mineral deposits.

The Ding Dong Mine was operated from the 1940's to 1959 by Norman Levine Mines
(Pvt) Ltd. who then sold it to Matabeleland Minerals (Pvt) Ltd. Casmyn acquired the property through the purchase of Matabeleland Minerals (Pvt) Ltd. in January 1996. The Sandy and Peter Pan properties were operated in the 1980's by the owner/operator Motapa Minerals (Pvt) Ltd. The Company acquired the property by purchasing Motapa Minerals in January 1996 from the Muir family.

EXISTING INFRASTRUCTURE - These mines consist of vertical and incline mine shafts, surface excavations and boreholes for water. There is a crushing circuit and vat leach tanks at the Peter Pan Mine.

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
                                                                              ========

GOLD RECOVERY RATES

The recovery of gold from the Company's in-place contained gold reserves has been measured and it varies by location and type of material. Gold recoveries resulting from the different mining methods and benefication processes are as follows: milled oxide gold recovery rates range from 90% to 92%; sulphide gold recovery rates are between 80% and 90%; heap leach oxide gold recovery rates are 65% to 70%; and retreatment tailings (dump) gold recovery rates range from 49% to 68%. The above table shows contained ounces of gold after mining and processing, the Company anticipates that approximately 75% of this gold will actually be recovered.

In addition to the proven and probable reserves, a substantial amount of mineralized deposits are being evaluated which will be confirmed by independent consultants prior to being categorized as proven or probable reserves.

ASSAYING

All of the geological samples used in the grade evaluation have their gold content determined by fire assay. All drill intercepts are analyzed by one of the following independent, commercial laboratories: SGS Zimlab, Antech Laboratories, Rio Tinto Labs, Zubabwe Government Roasting Plant, or Geomet (associated with Anglo American Research Labs). All drill core is sawn in half with one half sent for assay and the other half kept as an archive. Approximately 20% of samples are sent for duplicate check assay. All mill tailings dump samples are analyzed by fire assay for their total gold content and by bottle roll for their cyanide soluble gold. Dump samples are analyzed by the following independent commercial laboratories: Peacocke, Simpson & Associates; Performance Laboratories, and Geomet Labs.

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

FIGURE 5

                MAP SHOWING THE LOCATION OF THE COMPANY'S MINES

This map shows in greater detail, the location of the Company's mining properties.

The Turk Mine is located 55 kilometers north of Bulawayo, which is a major industrial center and is the major supply base in the southern half of Zimbabwe. All of the Company's mines are connected to each other by well maintained, all weather roads, and they are on the national power grid.

The Dawn and Ding Dong Mines are 12 kilometers and 5 kilometers respectively south of the Turk Mine. The Charliesona Mine is 7 kilometers northwest of the Turk Mine. The Peter Pan and Sandy Mines are 28 kilometers north of the Turk Mine. The Lonely Mine is 23 kilometers north of the Turk Mine.

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


By:  /s/ Amyn S. Dahya                          7/24/97
     -----------------------                  -----------
Amyn S. Dahya, President and
Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 to Form 10-K/A has been signed below by the following persons on behalf of the Company and in the capacities on the date indicated.

        Signature                            Title                    Date
----------------------------------------------------------------------------
/s/ Amyn S. Dahya            President, Chief Executive Officer      7/24/97
--------------------------                                           -------
Amyn S. Dahya                and Chairman of the Board

/s/ Hanif S. Dahya           Director                                7/24/97
--------------------------                                           -------
Hanif S. Dahya               (Vice Chairman of the Board)

/s/ Sandro Kunzle            Director                                7/24/97
--------------------------                                           -------
Sandro Kunzle

/s/ Douglas C. Washburn      Vice President - Secretary, Treasurer   7/24/97
--------------------------                                           -------
Douglas C. Washburn          (Principal Financial Officer)

/s/ Dennis E. Welling        Controller                              7/24/97
--------------------------                                           -------
Dennis E. Welling            (Principal Accounting Officer)
