Form 10-Q
period 1997-06-30
CASMYN CORP
filed 1997-08-12
CIK 772320

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                  FORM 10-Q



[  X  ]     Quarterly report pursuant to Section 13 or 15 (d)
            of the Securities Exchange Act of 1934


 FOR THE QUARTERLY PERIOD ENDED            JUNE 30, 1997
                                           -------------

OR

[     ]  Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

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


        Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     Yes  [  X  ]  No  [     ].

  As of August 1, 1997, 13,464,967 shares of the issuer's common stock were outstanding.

     This report contains 17 pages.

                                 CASMYN CORP.
                                  FORM 10-Q
                                    INDEX


                                                                     Page
PART I.   FINANCIAL INFORMATION:                                      No.
                                                                      ---
          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 1997
           and September 30, 1996                                            3

          Condensed Consolidated Statements of Operations - Three Months
           and Nine Months ended June 30, 1997 and 1996                      4

          Condensed Consolidated Statements of Cash Flows - Nine Months
           ended June 30, 1997 and 1996                                      5

          Notes to Condensed Consolidated Financial Statements               7

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

PART II.  Other Information:

          Item 3 - Changes in Securities                                    16

          Item 4 - Submission of Matters to a Vote of Security Holders      16

          Item 6 - Exhibits and Reports on Form 8-K                         17

          Signatures                                                        17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 CASMYN CORP.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                             JUNE 30, 1997   SEPTEMBER 30, 1996
                                             ---------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                   $    8,163,636  $        4,046,194
 Marketable securities                            6,040,939                   -
 Accounts receivable, net                         1,338,218             210,748
 Inventories                                        861,599             517,837
 Prepaid expenses and other assets                   24,315              15,295
                                             ----------------------------------
          Total current assets                   16,428,707           4,790,074
INVESTMENT IN AND ADVANCES TO AFFILIATE (NOTE 3)  4,142,875           2,748,031
PROPERTY AND EQUIPMENT, NET                      18,279,542          14,101,782
DUE FROM RELATED PARTIES, NET                       224,072             211,708
OTHER ASSETS                                        508,289             465,544
                                              ----------------------------------
          TOTAL ASSETS                       $   39,583,485  $       22,317,139
                                             ==================================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                            $    1,701,913  $        2,024,973
 Accrued taxes from acquisition                     909,719             993,660
 Payable to joint venture                                 -             623,000
 Accrued liabilities                                 76,029             303,864
 Line of credit (Note 6)                          4,915,066                   -
 Current portion of long-term debt                        -             107,471
                                             ----------------------------------
      Total current liabilities                   7,602,727           4,052,968
LONG-TERM DEBT                                            -              71,230
CONVERTIBLE DEBT                                          -           5,000,000
                                             ----------------------------------
      Total Liabilities                           7,602,727           9,124,198
                                             ----------------------------------
STOCKHOLDERS' EQUITY:

 Preferred stock, $.10 par value;
    20,000,000 shares authorized;
    834,667 and nil shares issued and
    outstanding; liquidation preference
    $22,187,107                                     83,467                    -

 Common stock, $.04 par value;
    300,000,000 shares authorized;
    13,453,167 and 12,512,133 shares
    issued and outstanding                         538,127              500,485
     Additional paid-in capital                 50,531,785           25,735,368

     Accumulated deficit                       (17,029,929)         (12,389,109)
     Foreign currency translation adjustment   ( 2,142,692)         (   653,803)
                                               ---------------------------------
     Total Stockholders' Equity                 31,980,758           13,192,941
                                               --------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                             $39,583,485          $22,317,139
                                               ================================

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.




                                   CASMYN CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                            FOR THE NINE MONTHS        FOR THE THREE MONTHS
                               ENDED JUNE 30,              ENDED JUNE 30,
                             1997         1996          1997          1996
                             ----------------------------------------------
REVENUES:
Precious metals              $2,522,688   $372,756      $1,025,537    $267,378
                             -------------------------------------------------

COSTS AND EXPENSES:
Mineral operations            2,264,958    285,641        841,528      261,500
General and administrative
   expenses                   1,514,450  1,116,174        337,377      527,953
Compensatory stock option
   expense                       83,085    364,560              -       66,284
Professional services           492,229    367,671        318,818      172,283
Depreciation, depletion and
 amortization                   294,457     40,280         69,594       17,251
Write down of assets                  -    250,000              -      150,000
Mineral exploration expense     439,756    447,647         34,663      127,864
Mergers and acquisitions        204,414     68,896         30,182       38,381
                             -------------------------------------------------
                              5,293,349  2,940,869      1,632,162    1,361,516
                             -------------------------------------------------
LOSS FROM OPERATIONS         (2,770,661)(2,568,113)   (   606,625)  (1,094,138)
                             -------------------------------------------------
OTHER INCOME (EXPENSE):
Equity in net loss of
   affiliate                 (  791,734)(1,975,255)   (   234,024)  (  945,030)
Interest (expense) income,
   net                          110,561     94,195        125,179       12,077
Gain on sale of investment      126,000          -              -            -
Other income (expense), net       5,446     15,862    (    19,702)      15,824
Other expense, net           (  549,727)(1,865,198)   (   128,547)  (  917,129)
                             -------------------------------------------------
NET LOSS                    $(3,320,388)$(4,433,311) $(   735,172) $(2,011,267)
                            ==================================================

LOSS PER COMMON SHARE:
Net loss                    $(3,320,388)$(4,433,311) $(  735,172)  $(2,011,267)
Less:  undeclared dividends
on convertible preferred
stock                        (  356,728)          -   (  356,728)            -
Less:  amortization of
discount on convertible
preferred stock              (  963,704)          -   (  963,704)            -
                            --------------------------------------------------
Net loss applicable to
common shares               $(4,604,082)$(4,433,311) $(2,055,604)  $(2,011,267)
                            ==================================================

NET LOSS PER COMMON SHARE         $(.36)      $(.71)       $(.15)        $(.29)
                            ==================================================
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING           12,879,210   6,270,719   13,337,535     6,931,264
                            ==================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                     CASMYN CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                   1997              1996
                                              -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $(3,320,388)  $   (4,433,311)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation, depletion and amortization       294,457           23,029
     Equity in net loss of affiliate                791,734        2,187,539
     Write down of assets                                 -          250,000
     Compensatory stock option expense               83,085          364,560
     Amortization of debt issue costs                30,000           45,000
     Gain on sale of investment                (    126,000)               -
     Other non-cash expense                         258,617           58,563
     Increase in accounts receivable           (  1,194,705)   (      56,285)
     (Increase) decrease in inventories        (    430,600)         295,056
     Increase in prepaid expenses and other
       assets                                  (    225,971)   (    195,700)
     (Decrease) increase in accounts payable   (     43,375)      1,435,284
     Decrease in accrued liabilities           (    311,776)   (    923,747)
     Decrease in amounts due from related
       parties                                 (     12,364)   (    438,132)
                                               ----------------------------
       Net cash used in operating activities   (  4,207,284)   (  1,388,144)
                                               ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of business, net of cash acquired *         -    (  4,526,415)
     Decrease in cash due to change in accounting for
          investment in VETI**                            -    (    459,708)
     Proceeds from sale of assets                   900,000               -
     (Increase) decrease in long-term deposits(      72,745)         28,265
     Investment in marketable securities        ( 6,040,939)              -
     Investment in and advances to affiliates   ( 2,186,578)    ( 2,313,144)
     Purchase of property and equipment         ( 7,739,754)    ( 4,705,530)
                                               ----------------------------
      Net cash used in investing activities     (15,140,016)    (11,976,532)
                                                ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Private placement of common stock and units  1,410,500      13,559,685
     Issuance of common stock for exercise of
        stock options                               236,862         200,000
     Private placement of convertible preferred
        stock                                    16,751,389
     Proceeds from line of credit                 5,252,621               -
     Repayments of long-term debt              (    189,045)   (    330,905)
     Purchase of treasury stock                           -    (     25,000)
                                                ---------------------------
      Net cash provided by financing activities  23,462,325      13,404,138
                                                ---------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
     EQUIVALENTS                                      2,417          53,700
                                                 --------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS         4,117,442          93,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    4,046,194       4,938,945
                                                 --------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 8,163,636    $  5,032,107
                                                ===========================
                                                                (CONTINUED)


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                     CASMYN CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                            ----------------------------------
                                                   1997               1996
                                            ----------------------------------
CASH PAID FOR INTEREST                         $   134,060      $      36,029
                                            ==================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock for services        $   226,561      $           -
  Issuance of common stock for payment of
    interest                                        88,697             58,563
  Conversion of debenture to common stock and
     preferred stock                             5,000,000                  -
  Amortization of discount on convertible
     preferred stock                               963,704                  -
  Accrued dividend on convertible preferred stock  356,728
  Conversion of common stock to preferred stock          -            270,700
  Reduction of payable to joint venture and
     investment in joint venture                   623,000                  -
  Common stock issued to acquire WestAmerica             -          6,779,702


-----------------------------------------------------------------------------

*  PURCHASE OF BUSINESS, NET OF CASH ACQUIRED:



   Working capital, other than cash          $(   111,594)
   Mineral properties                         ( 4,748,373)
   Property and equipment                     (   892,074)
   Accrued taxes from acquisition                 993,660
   Capital lease obligations                      231,966
                                             ------------
          Net cash used to acquire business  $ (4,526,415)
                                             ============


** IMPACT ON THE COMPANY'S JUNE 30, 1996 CONDENSED CONSOLIDATED BALANCE SHEET RESULTING FROM THE CHANGE FROM CONSOLIDATION TO THE EQUITY METHOD OF ACCOUNTING FOR THE INVESTMENT IN VETI:


  Current assets                             $439,673
  Investment in and advances to affiliates   (654,853)
  Property and equipment, net                 141,688
  Other assets                                  3,024
  Current liabilities                        (389,240)
                                             --------
  Decrease in cash due to change in
  accounting for investment in VETI         $(459,708)
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

Consolidated financial statements for the fiscal years ended prior to September 30, 1996 included the financial statements of WaterPur International Inc. ("WPUR"), formerly Vector Environmental Technologies, Inc. on a consolidated basis due to the Company having a voting controlling interest in WPUR and accounting for the acquisition of its investment in WPUR as a combination of entities under common control. This voting controlling interest arose through the provisions of the Preferred Shares held by the Company, whereby each Preferred Share was entitled to the equivalent of four
(4) common share votes. Effective September 30, 1996, the Company converted these Preferred Shares into common shares and thereby relinquished its voting control of WPUR. Therefore, as of September 30, 1996, the investment in WPUR has been recorded in the consolidated balance sheet using the equity method of accounting and this method of accounting has been applied prospectively from that date. The consolidated statement of operations for the six months and quarter ended March 31, 1996 reflect an equity method presentation retroactive to the beginning of the respective period.

RECENTLY ISSUED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Awards of Stock-Based Compensation, was issued by the Financial Accounting Standards Board ("FASB") in October 1995, and established financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. The Company adopted the provisions of SFAS No. 123 during the first quarter of the year ending
September  30,  1997.    This  statement  requires  expanded  disclosures  of
stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB No. 25, Accounting for Stock Issued to Employees, which recognizes compensation cost based upon the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. The statement is effective for financial statements of the Company for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt the new statement for its fiscal year ending September 30, 1998, and does not anticipate earnings per share calculations will be significantly different from those previously calculated.

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

2.     CASH AND CASH EQUIVALENTS

At June 30, 1997, the Company had $5,000,000 of restricted cash. This amount was deposited with two financial institutions as collateral for short term loans to unrelated third parties. These deposits bear interest at market rates.

3.     INVESTMENT IN AND ADVANCES TO AFFILIATE

The Company's investment in and advances to affiliate at June 30, 1997 and September 30, 1996 include the following:



                                     JUNE 30    SEPTEMBER 30
                                  ----------  -------------
Investment in WPUR                $  241,870  $   1,034,604
Advances to WPUR                   3,901,005      1,712,421
Other                                      -          1,006
                                  ----------  -------------
Total                             $4,142,875  $   2,748,031
                                  ==========  =============


The Company's investment in WPUR consists of 5,532,700 shares of WPUR common stock (approximately 31.2%). The advances to WPUR which bear interest at 9% per annum were originally due within one year. The Company has extended the maturity of the loans until such time as WPUR is able to generate sufficient cash flows to repay the loans or WPUR is successful in placing additional debt and/or equity. Summarized financial information of WPUR for the nine months ended June 30, 1997 and 1996 is as follows:



                                  1997           1996
Sales                         $ 1,006,022   $   692,782
Net loss                       (2,607,607)   (2,458,056)


4.     INVESTMENT IN NEWGOLD INCORPORATED

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

5.     SUMMARY OF STOCKHOLDERS' EQUITY TRANSACTIONS

During the nine months ended June 30, 1997, the Company has recorded the following activity in its stockholders' equity accounts:



                             Number of                Number of
                             Preferred   Preferred    Common       Common
                             Shares      Stock        Shares       Stock
Description
Balances September 30, 1996          -   $       -    12,512,133   $  500,485
Private placement of units           -           -       155,000        6,200
Issuance of shares for
   consulting services               -           -        25,000        1,000
Deferred compensation                -           -             -            -
Exercise of stock options            -           -       155,500        6,220
Shares issued in lieu of
   interest                          -           -        10,678          428
Private Placement              751,200      75,120             -            -
Conversion of
  Convertible Debt to
  Convertible Preferred         83,467       8,347             -            -
Conversion of
  Convertible Debt to
  Common Shares                      -           -      594,856        23,794
Conversion Discount
  on Convertible
  Preferred                          -           -            -             -
Preferred stock
  dividend accrual                   -           -            -             -
Foreign currency  translation
  adjustment                         -           -            -             -
Net loss                             -           -            -             -
                            -------------------------------------------------
Balances at June 30,  1997     834,667  $   83,467   13,453,167  $    538,127
                            =================================================

                                                                    Foreign
                            Additional                 Currency     Total
                            Paid-in     Accumalted     Translation  Stockholders
                            Capital     Deficit        Adjustment   Equity
Description
Balances September 30, 1996 $25,735,368 $(12,389,109)  $(  653,803) $13,192,941
Private placement of units    1,404,300            -             -    1,410,500
Issuance of shares for
   consulting services          225,561            -             -      226,561
Deferred compensation            83,085            -             -       83,085
Exercise of stock options       230,640            -             -      236,860
Shares issued in lieu of
   interest                      88,271            -             -       88,699
Private Placement            16,676,269            -             -   16,751,389
Conversion of
  Convertible Debt to
  Convertible Preferred       1,994,328            -             -    2,002,675
Conversion of
  Convertible Debt to
  Common Shares               2,773,531            -             -    2,797,325
Conversion Discount
  on Convertible
  Preferred                     963,704     (963,704)            -            -
Preferred stock
  dividend accrual              356,728     (356,728)            -            -
Foreign currency  translation
  adjustment                          -            -    (1,488,889) ( 1,488,889)
Net loss                              -   (3,320,388)            -  ( 3,320,388)
                            ---------------------------------------------------
Balances at June 30,  1997  $50,531,785 $(17,029,929)  $(2,142,692) $31,980,758
                            ===================================================


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

6.     ZIMBABWE CREDIT FACILITY

On January 24, 1997, Casmyn Mining Zimbabwe (Private) Limited ("CMZ"), a wholly owned subsidiary of the Company, obtained a $5,000,000 short term credit facility which provides the Company with the ability to draw down short term loans to fund operating and capital expenditures. Loans under this facility can be drawn down in minimum increments of $500,000 for up to 180 days but not past the maturity date of the facility. All borrowings under the facility must be repaid on or before one year from the date of the first funding. Interest on borrowings under this facility is at LIBOR plus 2.25% per annum ("pa"); 1% pa paid as a funding fee at the time of borrowings and LIBOR plus 1.25% pa paid at maturity. In addition the Company paid a $50,000 arrangement fee and is required to pay a quarterly commitment fee of 0.15% on the unused portion of the facility. The facility also provides a refinancing fee of 0.5% of the outstanding loan on the day prior to any refinancing if the lender is not a party to the refinancing. At June 30, 1997, $4,915,066 in short term loans were outstanding under the credit facility. The facility is secured by a pledge of substantially all of the assets of CMZ plus the guarantee of the Company. In addition, CMZ is required to hedge a portion of forward gold production through the lender if at any time the gold price offered by the Reserve Bank of Zimbabwe falls below $350 per ounce.


7.     PREFERRED STOCK PLACEMENT

On April 14, 1997, the Company completed the placement of 751,200 shares of convertible preferred stock for cash proceeds of approximately $16.7 million (after cash fees to the placement agent and the Company's financial advisor and estimated transaction expenses); an additional 83,467 preferred shares were issued to Societe Generale in exchange for $2,086,675 principal amount of pre-existing convertible debentures. Societe Generale also converted the remaining $2,913,325 principal balance of its convertible debt in exchange for 594,856 common shares. The Company also issued 3,587 common shares for interest accrued on the convertible debentures through the date of conversion. The subscription price for the placement was $25 per share. The preferred shares carry an 8% dividend to be paid in additional shares of preferred stock and convert into common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion, subject to certain adjustments. The Company has the ability to force mandatory conversion if the common stock exceeds certain trading price and volume targets. The number of shares that can be converted by a holder over a ten month period beginning in July, 1997 is limited to 10% per month, cumulative. The underlying common stock is also restricted for sale subject
to  daily  volume  limitations.    The  placement  agent  received  warrants
exercisable for a period of five years to purchase 110,000 shares of the convertible preferred stock at $25 per share.

The convertible preferred stock will be convertible at a discount to the Common Stock ranging from 8.5% to 39% depending upon the date on which such shares are converted. The discount is considered to be an additional preferred stock dividend. At June 30, 1997, the Company recorded a charge to retained earnings and a corresponding increase to additional paid-in capital of $963,704 which represents the initial discount amount. This amount has been recognized as a return to the preferred shareholders and as a reduction of income available to common shareholders.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements and information contained in this Report constitute "forward looking statements" within the meaning of the United States Federal securities laws. Such statements involve risks and uncertainties which may cause actual results, performance, or achievements of the Company to be materially different from results, performance, or achievements implied by such forward looking statements. Factors which could affect the Company's financial results are described below and in the Company's latest Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended September 30, 1996. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

OVERVIEW

The business activities of the Company center around mineral resource development. The primary focus to date has been the acquisition and exploration and mining of precious mineral resource properties in Zimbabwe, Zambia and South Africa. The Company holds a 100% interest in options on certain mineral properties in South Africa, a prospecting license in Zambia and is presently conducting mining operations at the Zimbabwe mining
properties.    In  addition,  the  Company  has  positioned  itself  in  the environmental industry through an equity investment in WPUR which is focused primarily on the development, manufacture, sales and management of water treatment equipment and facilities.

RESULTS OF OPERATIONS

NINE  MONTHS  ENDED  JUNE  30, 1997 COMPARED TO THE NINE MONTHS ENDED JUNE 30,
1996

Revenues for the nine months ended June 30, 1997 were $2,522,688 representing sales of approximately 7,300 ounces of gold produced in Zimbabwe compared to $372,756 for the nine months ended June 30, 1996 representing the sale of approximately 1,000 ounces of gold during the period between January 31, 1996 (date of acquisition of the Zimbabwe mines) through June 30, 1996. The Company has spent in excess of $11,000,000 in the first phase of a major capital improvement program which was completed in December 1996. Prior to completion of this phase, the mines had operated on a limited basis. The completion of this first phase has resulted in the Company having "state of the art" production circuits which are capable of providing sustainable production capacities. During the nine months ended June 30, 1997, the Company incurred $2,264,958 in fixed and variable costs related to revenues of $2,522,688 from the sale of gold. These levels of revenues and expenses are not necessarily indicative of future results.

Total costs and expenses excluding the $2,264,958 related to gold production were $3,028,391 for the nine months ended June 30, 1997, compared to $2,655,228 for the nine months ended June 30, 1996, an increase of $373,163.

General and administrative expenses were $1,514,450 for the nine months ended June 30, 1997 compared to $1,116,174 for the nine months ended June 30, 1996, an increase of $398,276 Travel expenses increased $81,083 in the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 due mainly to increased travel between Zimbabwe, Zambia and South Africa related to the Company's operations and exploration activities in those countries. Additionally, the Company incurred travel expenses in the nine months ended June 30, 1997 related to conducting a tour of the Zimbabwe mining operations for a group of mining analysts to conduct due diligence for the preparation of independent research reports. Expenses related to public and stockholder relations increased $40,203 in the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. Insurance costs were $37,601 higher for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 due to the Company obtaining increased liability insurance coverage's. Other general and administrative expenses increased by $239,389 due to a general increase in the Company's business activities, primarily related to expansion of the Zimbabwe mining operations.

Compensatory stock option expense decreased $281,475 for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 due to the vesting of fewer compensatory stock options in the nine months ended June 30, 1997.

Professional services expenses, consisting of accounting, audit and tax and legal expenses increased $124,558 in the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 due to higher consulting costs related to the Company's tax compliance and higher legal costs related to the preferred stock financing.

Mineral exploration costs charged to operations were $439,756 for the nine months ended June 30, 1997 compared to $447,647 for the nine months ended June 30, 1996, a decrease of $7,891. Actual cash expenditures on exploration programs increased however by approximately $300,000 from costs related to the identification of additional economic reserves in Zimbabwe. These costs were capitalized in the nine months ended June 30, 1997.

Merger and acquisition related expenses increased $135,518 in the nine months ended June 30, 1997 to $204,414 due to the Company's continued activity in developing new business opportunities around the world.

Total other expense, net was $549,727 for the nine months ended June 30, 1997, compared to $1,865,198 for the nine months ended June 30, 1996, a decrease of $1,315,471. This decrease was largely due to a reduction in the equity in the net loss of WaterPur of $1,183,521 and a gain on the sale of the Company's interest in a mining joint venture of $126,000 (see Note 3 to the Condensed Consolidated Financial Statements).

The Company anticipates that, in the short term, expenditures related to upgrading the mining properties in Zimbabwe will exceed revenues derived from the sale of gold from the mines. Additionally, the Company anticipates that current expense levels relating to active exploration programs in various countries will continue for the foreseeable future. The Company charges to expense all mineral resource exploration and development costs until the mineral property to which they relate is determined to have resources for which recovery is economically feasible. Costs are then capitalized until the mineral property to which they relate is placed into production, sold, abandoned or written down where there is an impairment in value. Capitalized costs are to be charged to future operations on a unit-of-production basis.

THREE  MONTHS  ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

Revenues for the three months ended June 30, 1997 were $1,025,537 representing the sale of approximately 3,000 ounces of gold produced in Zimbabwe compared to $267,378 (approximately 900 ounces) for the three month period ended June 30, 1996. Gold sales exceeded fixed and variable mineral operating expenses by $184,009 for the three months ended June 30, 1997. The operations for the three months ended June 30, 1996 reflect mine operations on a limited basis.

Total costs and expenses excluding the $841,528 related to gold production were $790,634 for the three months ended June 30, 1997, compared to $1,100,016 for the three months ended June 30, 1996, a decrease of $309,382.

General and administrative expenses were $337,377 for the three months ended June 30, 1997 compared to $527,953 for the three months ended June 30, 1996, an decrease of $190,576. Travel expenses decreased $37,024 in the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due mainly to decreased travel between Zimbabwe, Zambia and South Africa related to the Company's operations in those countries. Expenses related to public and stockholder relations decreased $47,656 in the three months ended June 30, 1997 compared to the three months ended June 30, 1996. Other general and administrative expenses decreased $123,551 in the three months ended June 30, 1997 compared to the three months ended June 30, 1996 mainly due to returning to a normal level of activity in Zimbabwe, after undergoing rapid expansion during the first six months of the current year associated with operations start-up. These decreases were offset by an increase of $17,655 in insurance costs in the current quarter due to the Company increasing its liability insurance coverage's.

There were no compensatory stock option expense for the three months ended June 30, 1997 as no compensatory stock options vested during the period. This compares to $66,284 for the three months ended June 30, 1996.

Professional services expenses, consisting of accounting, audit and tax and legal expenses increased $146,535 in the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due to higher legal and tax consulting costs.

Mineral exploration expenses were $34,663 for the three months ended June 30, 1997 compared to $127,864 for the three months ended June 30, 1996, a decrease of $93,201. As mentioned earlier, this decrease is largely due to the Company's meeting certain accounting criteria for capitalizing a portion of its exploration costs. Additionally the Company had an active exploration program in South Africa during the three months ended June 30, 1996 which the Company did not have in the three month period ended June 30, 1997.

Merger and acquisition related expenses decreased by $8,199 in the three months ended June 30, 1997. These expenses were associated with developing new business opportunities around the world.

Total other expense, net was $128,547 for the three months ended June 30, 1997, compared to $917,129 for the three months ended June 30, 1996, a decrease of $788,582. This decrease was largely due to a reduction in the equity in the net loss of WaterPur of $711,006 and an increase in net investment income of $113,102. The increase in investment income is due to the Company investing funds raised in the convertible preferred stock private placement.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1997, the Company had working capital of $8,825,980, including $8,163,636 in cash and cash equivalents. Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures on mineral resource development projects in South Africa, mineral exploration and facility upgrades at the Zimbabwe mining properties and a mineral exploration program currently underway in Zambia. The Company will use current cash and cash equivalents to fund the on-going projects in the short and medium term and anticipates that it will be able to secure additional debt and/or equity financing to fund longer term projects although there can be no assurance that any such financing will be secured or the amounts thereof.

As evidence of the Company's ability to secure debt or equity financing, in the year ended September 30, 1996, the Company received $12,975,683, net of commissions and other expenses related to the transactions, through issuance of 1,159,091 units, consisting of warrants and shares of restricted common stock in exempt private transactions. On November 8, 1996, the Company completed a private placement of 155,000 units for net proceeds of $1,410,500.
 Each unit consists of one share of the Company's restricted common stock plus one warrant; two warrants plus $10.00 entitle the holder to purchase one share of the Company's common stock. The warrants are exercisable for a period of two years.

On January 24, 1997, Casmyn Mining Zimbabwe (Private) Limited ("CMZ"), a wholly owned subsidiary of the Company, obtained a $5,000,000 short term credit facility which provides the Company with the ability to draw down short term loans to fund operating and capital expenditures. Loans under this facility can be drawn down in minimum increments of $500,000 for up to 180 days but not past the maturity date of the facility. All borrowings under the facility must be repaid on or before one year from the date of the first funding. Interest on borrowings under this facility is at LIBOR plus 2.25% per annum ("pa"); 1% pa paid as a funding fee at the time of borrowings and LIBOR plus 1.25% pa paid at maturity. In addition the Company paid a $50,000 arrangement fee and is required to pay a quarterly commitment fee of 0.15% on the unused portion of the facility. The facility also provides a refinancing fee of 0.5% of the outstanding loan on the day prior to any refinancing if the lender is not a party to the refinancing. At June 30, 1997, $4,915,066 in short term loans were outstanding under the credit facility. The facility is secured by a pledge of substantially all of the assets of CMZ plus the guarantee of the Company. In addition, CMZ is required to hedge a portion of forward gold production through the lender if at any time the gold price offered by the Reserve Bank of Zimbabwe falls below $350 per ounce, the Company is currently discussing hedge contracts with the lender as current gold prices are below the $350 per ounce threshold.

On April 14, 1997, the Company completed the placement of 751,200 shares of convertible preferred stock for cash proceeds of approximately $16.7 million (after cash fees to the placement agent and the Company's financial advisor and estimated transaction expenses); an additional 83,467 preferred shares were issued to Societe Generale in exchange for $2,086,675 of pre-existing convertible debentures. Societe Generale also converted the remaining $2,913,325 balance of its convertible debt in exchange for 594,856 common shares. The subscription price for the placement was $25 per share. The preferred shares carry an 8% dividend to be paid in additional shares of preferred stock and are convertible into common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion, subject to certain adjustments. The Company has the ability to force mandatory conversion if the common stock exceeds certain trading price and volume targets. The number of shares that can be converted by a holder over a ten month period beginning in July, 1997 is limited to 10% per month, cumulative. The underlying common stock is also restricted for sale subject
to  daily  volume  limitations.    The  placement  agent  received  warrants
exercisable for a period of five years to purchase 110,000 shares of the convertible preferred stock at $25 per share (see Note 7 to the Condensed Consolidated Financial Statements).

Net Cash Used in Operating Activities. Net cash used in operating activities was $5,539,177 (before depreciation and other non-cash items) for the nine months ended June 30, 1997 due to net loss of $3,320,388 which was due primarily to the increased expenses related to the Zimbabwe mining operations and increased compensation and benefits; net cash used in operations of $2,218,789 from increases in accounts receivable, inventory, and prepaid expenses and other assets and decreases in accounts payable, accrued liabilities; and amounts due from related parties. Net cash used in operating activities was $4,316,835 (before depreciation and other non-cash items) for the nine months ended June 30, 1996 due to net loss of $4,433,311; net cash used in operations of $1,613,864 from increases in accounts receivable, prepaid expenses and other assets, and decreases in accrued liabilities and amounts due from related parties; and net cash provided by operating activities of $1,730,340 due to a decrease in inventory and an increase in accounts payable.

Net Cash Used in Investing Activities. Net cash used in investing activities was $9,099,077 for the nine months ended June 30, 1997 due to the purchase of property and equipment of $7,739,754 primarily at the Zimbabwe mining properties, advances to affiliates and increase of long-term deposits of $2,259,323 and net cash provided by investing activities of $900,000, from the sale of the Company's investment in a mining joint venture (see Note 3 to the Condensed Consolidated Financial Statements). Net cash used in investing activities was $11,976,532 for the nine months ended June 30, 1996 due to the purchase of certain businesses in Zimbabwe of $4,526,415, investments in and advances to affiliates of $2,313,414, purchases of property and equipment of $4,705,530, a decrease in cash of $459,708 due to a change in accounting for the Company's investment in WaterPur, and net cash provided of $28,265 due to decreases in long-term deposits.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $23,462,325 for the nine months ended June 30, 1997 due to the Company receiving $1,410,500 from the proceeds, net of costs, from a private placement of units, $236,862 from the exercise of stock options, $5,252,621 representing the proceeds from the draw down of a line of credit in Zimbabwe and receiving $16,751,389 from the proceeds, net of costs, from a private placement of convertible preferred stock. These amounts were offset by the repayment of long-term debt (under capital leases) of $189,045. Net cash provided by financing activities was $13,304,138 for the nine months ended June 30, 1996 due to the collection of subscriptions receivable, proceeds from the exercise of stock options and from the issuance of common stock in a private placement. This was offset by repayment of long-term debt and the purchase of treasury stock of $355,726.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Recent sales of Unregistered Securities

On April 14, 1997, the Company completed the sale of 751,200 shares of its First Series Convertible Preferred Stock to approximately eleven accredited investors at a price of $25.00 per share. The preferred shares carry an 8% dividend to be paid in additional shares of preferred stock and convert into common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion, subject to certain adjustments. The Company has the ability to force mandatory conversion if the common stock exceeds certain trading price and volume targets. The number of shares that can be converted by a holder over a ten month period beginning in July, 1997 is limited to 10% per month, cumulative. The underlying common stock is also restricted for sale subject to daily volume limitations. The placement agent received warrants exercisable for a period of five years to purchase 110,000 shares of the convertible preferred stock at $25 per share.

The convertible preferred stock will be convertible at a discount to the Common Stock ranging from 8.5% to 39% depending upon the date on which such shares are converted. The discount is considered to be an additional preferred stock dividend. At June 30, 1997, the Company recorded a charge to retained earnings and a corresponding increase to additional paid-in capital of $963,704 which represents the initial discount amount. This amount has been recognized as a return to the preferred shareholders and as a reduction of income available to common shareholders.

The Company received approximately $16,700,000 (after cash fees to the placement agent and the Company's financial advisor and estimated transaction expenses). In addition, 83,467 preferred shares were issued to Societe
Generale in exchange for $2,086,675 principal amount of pre-existing convertible debentures. Societe Generale also converted the remaining $2,913,325 principal balance amount of its convertible debenture in exchange for 594,856 common shares. As the result of these exchanges, the Company has extinguished the entire convertible debenture.

The sale is exempt from registration under section 4 (2) of the Securities Act of 1933. Pursuant to the terms of the preferred stock investment agreement, the Company filed a registration statement on Form S-3 covering the resale of the underlying shares of common stock which was declared effective by the Securities and Exchange Commission on July 29, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on June 16, 1997. At the meeting the following directors were reelected by the shareholders to hold office until the next annual meeting of shareholders or until their respective successors shall have been duly elected and shall have qualified:



Name                                 Votes For       Votes Withheld
-------------------------------------------------------------------
Amyn S. Dahya - Chairman             8,326,135       1,846
Hanif S. Dahya - Vice Chairman       8,326,135       1,846
Edmund de Rothschild                 8,326,135       1,846
Dr. Arthur B. Laffer                 8,326,135       1,846
Sandro Kunzle                        8,326,135       1,846


The following proposals were submitted to the shareholders for approval:

1.  The election of the above named directors;

2.  Approval of the 1997 Directors Stock Option Plan as adopted by the
Board of Directors on January 17, 1997 which provides for a maximum of 350,000 options to purchase common stock of the Company and the granting a total of 275,000 of these options at a price of $9.00 per share to Messers. Hanif S. Dahya, Edmund de Rothschild and Dr. Arthur B. Laffer. The proposal was approved by the shareholders with 7,324,936 votes for, 49,750 votes against, 8,113 abstentions and 945,392 non-votes;

3. Approval to increase the number of shares available for grant under the 1995 Incentive Stock Option Plan from 800,000 to 1,500,000. This proposal is to provide for additional options to be available to provide an incentive for officers and key employees of the Company. The proposal was approved with 7,326,538 votes for, 47,120 votes against, 7,423 abstentions and 946,930 non-votes;

4.  Appointment of Deloitte & Touche as auditors for the Company for the
fiscal  year  ending  September  30,  1997.    The  proposal was approved with
8,327,133 votes for, 878 votes against, there were no abstentions or non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



A.          Exhibits

            Exhibit 27 - Financial Data Schedule (Edgar filing only)

B.          Forms 8-K

            None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Casmyn Corp.




                        /s/ Dennis E. Welling
August 11, 1997  By _____________________________
                    Dennis E. Welling, Controller
                   (Duly authorized and Principal Accounting Officer)