Form 10-Q/A
period 1997-06-30
CASMYN CORP
filed 1997-08-15
CIK 772320

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                 AMENDMENT TO
                                  FORM 10-Q



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
                                               ================================

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.




                                   CASMYN CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                            FOR THE NINE MONTHS        FOR THE THREE MONTHS
                               ENDED JUNE 30,              ENDED JUNE 30,
                             1997         1996          1997          1996
                             ----------------------------------------------
REVENUES:
Precious metals              $2,522,688   $372,756      $1,025,537    $267,378
                             -------------------------------------------------

COSTS AND EXPENSES:
Mineral operations            2,264,958    285,641        841,528      261,500
General and administrative
   expenses                   1,514,450  1,116,174        337,377      527,953
Compensatory stock option
   expense                       83,085    364,560              -       66,284
Professional services           492,229    367,671        318,818      172,283
Depreciation, depletion and
 amortization                   294,457     40,280         69,594       17,251
Write down of assets                  -    250,000              -      150,000
Mineral exploration expense     439,756    447,647         34,663      127,864
Mergers and acquisitions        204,414     68,896         30,182       38,381
                             -------------------------------------------------
                              5,293,349  2,940,869      1,632,162    1,361,516
                             -------------------------------------------------
LOSS FROM OPERATIONS         (2,770,661)(2,568,113)   (   606,625)  (1,094,138)
                             -------------------------------------------------
OTHER INCOME (EXPENSE):
Equity in net loss of
   affiliate                 (  791,734)(1,975,255)   (   234,024)  (  945,030)
Interest (expense) income,
   net                          110,561     94,195        125,179       12,077
Gain on sale of investment      126,000          -              -            -
Other income (expense), net       5,446     15,862    (    19,702)      15,824
Other expense, net           (  549,727)(1,865,198)   (   128,547)  (  917,129)
                             -------------------------------------------------
NET LOSS                    $(3,320,388)$(4,433,311) $(   735,172) $(2,011,267)
                            ==================================================

LOSS PER COMMON SHARE:
Net loss                    $(3,320,388)$(4,433,311) $(  735,172)  $(2,011,267)
Less:  undeclared dividends
on convertible preferred
stock                        (  356,728)          -   (  356,728)            -
Less:  amortization of
discount on convertible
preferred stock              (  963,704)          -   (  963,704)            -
                            --------------------------------------------------
Net loss applicable to
common shares               $(4,640,820)$(4,433,311) $(2,055,604)  $(2,011,267)
                            ==================================================

NET LOSS PER COMMON SHARE         $(.36)      $(.71)       $(.15)        $(.29)
                            ==================================================
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING           12,879,210   6,270,719   13,337,535     6,931,264
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