Form 10-Q/A
period 1997-06-30
CASMYN CORP
filed 1997-09-19
CIK 772320

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                 AMENDMENT No.2 TO
                                  FORM 10-Q/A



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

  As of August 1, 1997, 13,483,167 shares of the issuer's common stock were outstanding.

     This report contains 18 pages.

                                 CASMYN CORP.
                                  FORM 10-Q/A
                                    INDEX


                                                                     Page
PART I.   FINANCIAL INFORMATION:                                      No.
                                                                      ---
          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 1997
           and September 30, 1996                                            3

          Condensed Consolidated Statements of Operations - Three Months
           and Nine Months ended June 30, 1997 and 1996                      4

          Condensed Consolidated Statements of Cash Flows - Nine Months
           ended June 30, 1997 and 1996                                      5

          Notes to Condensed Consolidated Financial Statements               7

          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    12

PART II.  Other Information:

          Item 3 - Changes in Securities                                    17

          Item 4 - Submission of Matters to a Vote of Security Holders      17

          Item 6 - Exhibits and Reports on Form 8-K                         18

          Signatures                                                        18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 CASMYN CORP.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                             JUNE 30, 1997   SEPTEMBER 30, 1996
                                             ---------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                   $    3,163,636  $        4,046,194
 Restricted cash                                  5,000,000
 Marketable securities                            6,040,939                   -
 Accounts receivable, net                         1,338,218             210,748
 Inventories                                        861,599             517,837
 Prepaid expenses and other assets                   24,315              15,295
                                             ----------------------------------
          Total current assets                   16,428,707           4,790,074
INVESTMENT IN AND ADVANCES TO AFFILIATE           4,142,875           2,748,031
PROPERTY AND EQUIPMENT, NET                      18,279,542          14,101,782
DUE FROM RELATED PARTIES, NET                       224,072             211,708
OTHER ASSETS                                        508,289             465,544
                                              ----------------------------------
          TOTAL ASSETS                       $   39,583,485  $       22,317,139
                                             ==================================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                            $    1,701,913  $        2,024,973
 Accrued taxes from acquisition                     909,719             993,660
 Payable to joint venture                                 -             623,000
 Accrued liabilities                                 76,029             303,864
 Line of credit                                   4,915,066                   -
 Current portion of long-term debt                        -             107,471
                                             ----------------------------------
      Total current liabilities                   7,602,727           4,052,968
LONG-TERM DEBT                                            -              71,230
CONVERTIBLE DEBT                                          -           5,000,000
                                             ----------------------------------
      Total Liabilities                           7,602,727           9,124,198
                                             ----------------------------------
STOCKHOLDERS' EQUITY:

 Preferred stock, $.10 par value;
    20,000,000 shares authorized;
    834,667 and nil shares issued and
    outstanding; liquidation preference
    $22,187,107                                     83,467                    -

 Common stock, $.04 par value;
    300,000,000 shares authorized;
    13,483,167 and 12,512,133 shares
    issued and outstanding                         538,127              500,485
     Additional paid-in capital                 50,175,057           25,735,368

     Accumulated deficit                       (16,673,201)         (12,389,109)
     Foreign currency translation adjustment   ( 2,142,692)         (   653,803)
                                               ---------------------------------
     Total Stockholders' Equity                 31,980,758           13,192,941
                                               --------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                             $39,583,485          $22,317,139
                                               ================================

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.




                                   CASMYN CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                            FOR THE NINE MONTHS        FOR THE THREE MONTHS
                               ENDED JUNE 30,              ENDED JUNE 30,
                             1997         1996          1997          1996
                             ----------------------------------------------
REVENUES:
Precious metals              $2,522,688   $372,756      $1,025,537    $267,378
                             -------------------------------------------------

COSTS AND EXPENSES:
Mineral operations            2,264,958    285,641        841,528      261,500
General and administrative
   expenses                   1,514,450  1,116,174        337,377      527,953
Compensatory stock option
   expense                       83,085    364,560              -       66,284
Professional services           492,229    367,671        318,818      172,283
Depreciation, depletion and
 amortization                   294,457     40,280         69,594       17,251
Write down of assets                  -    250,000              -      150,000
Mineral exploration expense     439,756    447,647         34,663      127,864
Mergers and acquisitions        204,414     68,896         30,182       38,381
                             -------------------------------------------------
                              5,293,349  2,940,869      1,632,162    1,361,516
                             -------------------------------------------------
LOSS FROM OPERATIONS         (2,770,661)(2,568,113)   (   606,625)  (1,094,138)
                             -------------------------------------------------
OTHER INCOME (EXPENSE):
Equity in net loss of
   affiliate                 (  791,734)(1,975,255)   (   234,024)  (  945,030)
Interest (expense) income,
   net                          110,561     94,195        125,179       12,077
Gain on sale of investment      126,000          -              -            -
Other income (expense), net       5,446     15,862    (    19,702)      15,824
Other expense, net           (  549,727)(1,865,198)   (   128,547)  (  917,129)
                             -------------------------------------------------
NET LOSS                    $(3,320,388)$(4,433,311) $(   735,172) $(2,011,267)
                            ==================================================

LOSS PER COMMON SHARE:
Net loss                    $(3,320,388)$(4,433,311) $(  735,172)  $(2,011,267)
Less:  amortization of
discount on convertible
preferred stock              (  963,704)          -   (  963,704)            -
                            --------------------------------------------------
Net loss applicable to
common shares               $(4,284,092)$(4,433,311) $(1,698,876)  $(2,011,267)
                            ==================================================

NET LOSS PER COMMON SHARE         $(.33)      $(.71)       $(.13)        $(.29)
                            ==================================================
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING           12,879,210   6,270,719   13,337,535     6,931,264
                            ==================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                     CASMYN CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                   1997              1996
                                              -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $(3,320,388)  $   (4,433,311)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation, depletion and amortization       294,457           40,280
     Equity in net loss of affiliate                791,734        1,975,255
     Write down of assets                                 -          250,000
     Compensatory stock option expense               83,085          364,560
     Amortization of debt issue costs                30,000           45,000
     Gain on sale of investment                (    126,000)               -
     Other non-cash expense                         258,617           58,742
     Increase in accounts receivable           (  1,194,705)   (      56,285)
     (Increase) decrease in inventories        (    430,600)         295,056
     Increase in prepaid expenses and other
       assets                                  (    225,971)   (    195,700)
     (Decrease) increase in accounts payable   (     43,375)      1,435,284
     Decrease in accrued liabilities           (    311,774)   (    923,747)
     Decrease in amounts due from related
       parties                                 (     12,364)   (    225,848)
                                               ----------------------------
       Net cash used in operating activities   (  4,207,284)   (  1,370,714)
                                               ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of business, net of cash acquired *         -    (  4,526,415)
     Decrease in cash due to change in accounting for
          investment in WPUR**                            -    (    459,708)
     Proceeds from sale of assets                   900,000               -
     (Increase) decrease in long-term deposits(      72,745)         28,265
     Investment in marketable securities        ( 6,040,939)              -
     Investment in and advances to affiliates   ( 2,186,578)    ( 2,313,144)
     Purchase of property and equipment         ( 7,739,754)    ( 4,722,781)
                                               ----------------------------
      Net cash used in investing activities     (15,140,016)    (11,993,783)
                                                ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Private placement of common stock and units  1,410,500      13,559,685
     Issuance of common stock for exercise of
        stock options                               236,860         200,000
     Private placement of convertible preferred
        stock                                    16,751,389
     Proceeds from line of credit                 5,252,621               -
     Increase in restricted cash               (  5,000,000)              -
     Repayments of long-term debt              (    189,045)   (    330,726)
     Other                                                -    (     25,000)
                                                ---------------------------
      Net cash provided by financing activities  18,462,325      13,403,959
                                                ---------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
     EQUIVALENTS                                      2,417          53,700
                                                 --------------------------
NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                           (   882,558)         93,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    4,046,194       4,938,945
                                                 --------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 3,163,636    $  5,032,107
                                                ===========================
                                                                (CONTINUED)


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                     CASMYN CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                            ----------------------------------
                                                   1997               1996
                                            ----------------------------------
CASH PAID FOR INTEREST                         $   134,060      $      36,029
                                            ==================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock for services        $   226,561      $           -
  Issuance of common stock for payment of
    interest                                        88,699             58,563
  Conversion of debenture to common stock and
     preferred stock, net of debt issuance costs 5,000,000                  -
  Decrease in other assets and decrease in
     additional paid in capital to reclassify
     unamortized debt issue costs for debt
     converted to preferred stock and common
     stock                                         200,000                  -
  Amortization of discount on convertible
     preferred stock                               963,704                  -
  Accrued dividend on convertible preferred stock  356,728
  Conversion of common stock to preferred stock          -            270,700
  Reduction of payable to joint venture and
     investment in joint venture                   623,000                  -
  Common stock issued to acquire WestAmerica             -          6,779,702


-----------------------------------------------------------------------------

*  PURCHASE OF BUSINESS, NET OF CASH ACQUIRED:



   Working capital, other than cash          $(   111,594)
   Mineral properties                         ( 4,748,373)
   Property and equipment                     (   892,074)
   Accrued taxes from acquisition                 993,660
   Capital lease obligations                      231,966
                                             ------------
          Net cash used to acquire business  $ (4,526,415)
                                             ============


** IMPACT ON THE COMPANY'S JUNE 30, 1996 CONDENSED CONSOLIDATED BALANCE SHEET RESULTING FROM THE CHANGE FROM CONSOLIDATION TO THE EQUITY METHOD OF ACCOUNTING FOR THE INVESTMENT IN WPUR:


  Current assets                             $439,673
  Investment in and advances to affiliates   (654,853)
  Property and equipment, net                 141,688
  Other assets                                  3,024
  Current liabilities                        (389,240)
                                             --------
  Decrease in cash due to change in
  accounting for investment in WPUR         $(459,708)
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

Consolidated financial statements for the fiscal years ended prior to September 30, 1996 included the financial statements of WaterPur International Inc. ("WPUR"), formerly Vector Environmental Technologies, Inc. on a consolidated basis due to the Company having a voting controlling interest in WPUR and accounting for the acquisition of its investment in WPUR as a
combination  of  entities  under  common  control.    This  voting controlling
interest arose through the provisions of the Preferred Shares held by the Company, whereby each Preferred Share was entitled to the equivalent of four
(4) common share votes. Effective September 30, 1996, the Company converted these Preferred Shares into common shares and thereby relinquished its voting control of WPUR. Therefore, as of September 30, 1996, the investment in WPUR has been recorded in the consolidated balance sheet using the equity method of accounting and this method of accounting has been applied prospectively from
that  date.    The consolidated statement of operations for the nine months and quarter ended June 30, 1996 reflect an equity method presentation retroactive to the beginning of the respective period.

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

The FASB recently issued SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not yet determined the effect adoption of SFAS No. 130 will have in its consolidated financial statements.

The FASB recently issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for segment reporting in the financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the effect adoption of SFAS No. 131 will have on disclosures in its consolidated financial statements.

MARKETABLE SECURITIES - The Company accounts for its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At June 30, 1997, the Company's marketable securities consists of U.S. government agency issues, all of which are classified as available-for-sale as defined by SFAS No. 115. Such investments are stated at market value which approximates cost.

Hedging of forward gold production - Pursuant to the terms and conditions of its term credit facility, Casmyn Mining Zimbabwe (Private) Limited ("CMZ"), a wholly owned subsidiary of the Company, is required to hedge a portion of forward gold production through the lender if at any time the gold price offered by the Reserve Bank of Zimbabwe falls below $350 per ounce, the Company is currently discussing hedge contracts with the lender as current gold prices are below the $350 per ounce threshold. As of June 30, 1997, the Company has not entered into any hedge contracts.

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

2.     RESTRICTED CASH

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

5.     SUMMARY OF STOCKHOLDERS' EQUITY TRANSACTIONS

During the nine months ended June 30, 1997, the Company has recorded the following activity in its stockholders' equity accounts:



                             Number of                Number of
                             Preferred   Preferred    Common       Common
                             Shares      Stock        Shares       Stock
Description
Balances September 30, 1996          -   $       -    12,512,133   $  500,485
Private placement of units           -           -       155,000        6,200
Issuance of shares for
   consulting services               -           -        25,000        1,000
Deferred compensation                -           -             -            -
Exercise of stock options            -           -       155,500        6,220
Shares issued in lieu of
   interest                          -           -        10,678          428
Private Placement              751,200      75,120             -            -
Conversion of
  Convertible Debt to
  Convertible Preferred Stock   83,467       8,347             -            -
Conversion of
  Convertible Debt to
  Common Shares                      -           -      594,856        23,794
Conversion Discount
  on Convertible
  Preferred Stock                    -           -            -             -
Foreign currency  translation
  adjustment                         -           -            -             -
Net loss                             -           -            -             -
                            -------------------------------------------------
Balances at June 30,  1997     834,667  $   83,467   13,453,167  $    538,127
                            =================================================

                                                       Foreign
                            Additional                 Currency     Total
                            Paid-in     Accumalted     Translation  Stockholders
                            Capital     Deficit        Adjustment   Equity
Description
Balances September 30, 1996 $25,735,368 $(12,389,109)  $(  653,803) $13,192,941
Private placement of units    1,404,300            -             -    1,410,500
Issuance of shares for
   consulting services          225,561            -             -      226,561
Deferred compensation            83,085            -             -       83,085
Exercise of stock options       230,640            -             -      236,860
Shares issued in lieu of
   interest                      88,271            -             -       88,699
Private Placement            16,676,269            -             -   16,751,389
Conversion of
  Convertible Debt to
  Convertible Preferred stock 1,994,328            -             -    2,002,675
Conversion of
  Convertible Debt to
  Common Shares               2,773,531            -             -    2,797,325
Conversion Discount
  on Convertible
  Preferred Stock               963,704     (963,704)            -            -
Foreign currency  translation
  adjustment                          -            -    (1,488,889) ( 1,488,889)
Net loss                              -   (3,320,388)            -  ( 3,320,388)
                            ---------------------------------------------------
Balances at June 30,  1997  $50,175,057 $(16,673,201)  $(2,142,692) $31,980,758
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

During the nine months ended June 30, 1997, the Company issued 25,000 restricted common shares to an investment banking company for services to be rendered during the current fiscal year.

At the annual meeting held on June 16, 1997, the Company's shareholders approved an increase in the number of shares available for grant under the 1995
Incentive Stock Option Plan from 800,000 to 1,500,000. In addition, the shareholders approved the 1997 Directors Stock Option Plan which provides for a maximum of 350,000 options to purchase common stock of the Company and a total of 275,000 of these options were granted at a price of $9.00 per share to three directors of the Company.

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


7.     PREFERRED STOCK PLACEMENT

On April 14, 1997, the Company completed the placement of 751,200 shares of convertible preferred stock for cash proceeds of approximately $16.8 million (after cash fees to the placement agent and the Company's financial advisor and estimated transaction expenses); an additional 83,467 preferred shares were issued to Societe Generale in exchange for $2,086,675 principal amount (less $84,000 unamortized debt issue costs) of pre-existing convertible
debentures.    Societe  Generale also converted the remaining $2,913,325
principal balance (less unamortized debt issue costs of $116,000) of its
convertible debenture in exchange for 594,856  common  shares.    The  Company
also issued 3,587 common shares for interest accrued on the convertible debentures through the date of conversion. The subscription price for the placement was $25 per share. The preferred shares carry an 8% dividend to be paid in additional shares of preferred stock and convert into common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion, subject to certain
adjustments.    The  Company  has  the  ability to force mandatory
conversion if the common stock exceeds certain trading price and volume targets. The number of shares that can be converted by a holder over a ten month period beginning in July, 1997 is limited to 10% per month,
cumulative.    The underlying common stock is also restricted for sale subject
to  daily  volume  limitations.    The  placement  agent  received  warrants
exercisable for a period of five years to purchase 110,000 shares of the convertible preferred stock at $25 per share.

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

General and administrative expenses were $1,514,450 for the nine months ended June 30, 1997 compared to $1,116,174 for the nine months ended June 30, 1996, an increase of $398,276 Travel expenses increased $81,083 in the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 due mainly to increased travel between Zimbabwe, Zambia and South Africa related to the Company's operations and exploration activities in those countries. Additionally, the Company incurred travel expenses in the nine months ended June 30, 1997 related to conducting a tour of the Zimbabwe mining operations for a group of mining analysts to conduct due diligence for the preparation of independent research reports. Expenses related to public and stockholder relations increased $40,203 in the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. Insurance costs were $37,601 higher for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 due to the Company obtaining increased liability insurance coverages. Other general and administrative expenses increased by $239,389 due to a general increase in the Company's business activities, primarily related to expansion of the Zimbabwe mining operations.

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

General and administrative expenses were $337,377 for the three months ended June 30, 1997 compared to $527,953 for the three months ended June 30, 1996, an decrease of $190,576. Travel expenses decreased $37,024 in the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due mainly to decreased travel between Zimbabwe, Zambia and South Africa related to the Company's operations in those countries. Expenses related to public and stockholder relations decreased $47,656 in the three months ended June 30, 1997 compared to the three months ended June 30, 1996. Other general and administrative expenses decreased $123,551 in the three months ended June 30, 1997 compared to the three months ended June 30, 1996 mainly due to returning to a normal level of activity in Zimbabwe, after undergoing rapid expansion during the first six months of the current year associated with operations start-up. These decreases were offset by an increase of $17,655 in insurance costs in the current quarter due to the Company increasing its liability insurance coverages.

There was no compensatory stock option expense for the three months ended June 30, 1997 as no compensatory stock options vested during the period. This compares to $66,284 for the three months ended June 30, 1996.

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

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1997, the Company had working capital of $8,825,980, including $3,163,636 in unrestricted cash and cash equivalents. Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures on mineral resource development projects in South Africa, mineral exploration and facility upgrades at the Zimbabwe mining properties and a mineral exploration program currently underway in Zambia. The Company will use current cash and cash equivalents to fund the on-going projects in the short and medium term and anticipates that it will be able to secure additional debt and/or equity financing to fund longer term projects although there can be no assurance that any such financing will be secured or the amounts thereof.

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

On April 14, 1997, the Company completed the placement of 751,200 shares of convertible preferred stock for cash proceeds of approximately $16.8 million (after cash fees to the placement agent and the Company's financial advisor and estimated transaction expenses); an additional 83,467 preferred shares were issued to Societe Generale in exchange for $2,086,675 (less $84,000 unamortized debt issue costs) of pre-existing convertible debentures. Societe Generale also converted the remaining $2,913,325 (less $116,000 unamortized debt issue costs) balance of its convertible debt in exchange for 594,856 common shares.The subscription price for the placement was $25 per share. The preferred shares carry an 8% dividend to be paid in additional shares of preferred stock and are convertible into common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion, subject to certain adjustments. The Company has the ability to force mandatory conversion if the common stock exceeds certain trading price
and  volume  targets.   The number of shares that can be converted by a holder
over  a  ten month period beginning in July, 1997 is limited to 10% per month,
cumulative.    The underlying common stock is also restricted for sale subject
to  daily  volume  limitations.    The  placement  agent  received  warrants
exercisable for a period of five years to purchase 110,000 shares of the convertible preferred stock at $25 per share (see Note 7 to the Condensed Consolidated Financial Statements).

Net Cash Used in Operating Activities. Net cash used in operating activities was $5,539,177 (before depreciation and other non-cash items) for the nine months ended June 30, 1997 due to net loss of $3,320,388 which was due primarily to the increased expenses related to the Zimbabwe mining operations and increased compensation and benefits; net cash used in operations of $2,218,789 from increases in accounts receivable, inventory, and prepaid expenses and other assets and decreases in accounts payable, accrued liabilities; and amounts due from related parties. Net cash used in operating activities was $4,104,551 (before depreciation and other non-cash items) for the nine months ended June 30, 1996 due to net loss of $4,433,311; net cash used in operations of $1,401,580 from increases in accounts receivable, prepaid expenses and other assets, and decreases in accrued liabilities and amounts due from related parties; and net cash provided by operating activities of $1,730,340 due to a decrease in inventory and an increase in accounts payable.

Net Cash Used in Investing Activities. Net cash used in investing activities was $15,140,016 for the nine months ended June 30, 1997 due to the purchase of property and equipment of $7,739,754 primarily at the Zimbabwe mining properties, investment in marketable securities of $6,040,939 advances to affiliates and increase of long-term deposits of $2,259,323 and net cash provided by investing activities of $900,000, from the sale of the Company's investment in a mining joint venture (see Note 3 to the Condensed
Consolidated  Financial  Statements).    Net cash used in investing
activities was $11,993,783 for the nine months ended June 30, 1996 due to the purchase of certain businesses in Zimbabwe of $4,526,415, investments in and advances to affiliates of $2,313,144, purchases of property and equipment of $4,722,781, a decrease in cash of $459,708 due to a change in accounting for the Company's investment in WaterPur, and net cash provided of $28,265 due to decreases in long-term deposits.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $18,462,325 for the nine months ended June 30, 1997 due to the Company receiving $1,410,500 from the proceeds, net of costs, from a private placement of units, $236,860 from the exercise of stock options, $5,252,621 representing the proceeds from the draw down of a line of credit in Zimbabwe and receiving $16,751,389 from the proceeds, net of costs, from a private placement of convertible preferred stock. These amounts were offset by an increase in restricted cash of $5,000,000 and the repayment of long-term debt (under capital leases) of $189,045. Net cash provided by financing activities was $13,759,685 for the nine months ended June 30, 1996 due to the collection of subscriptions receivable, proceeds from the exercise of stock options and from the issuance of common stock in a private
placement.    This  was offset by repayment of long-term debt and other
financing activities of $355,726.

PART II.  OTHER INFORMATION

ITEM 3.  CHANGES IN SECURITIES

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

The Company received approximately $16,800,000 (after cash fees to the placement agent and the Company's financial advisor and estimated transaction
expenses).    In  addition,  83,467  preferred  shares  were issued to Societe
Generale in exchange for $2,086,675 principal amount (less $84,000 unamortized debt issue costs) of pre-existing convertible debentures. Societe Generale also converted the remaining $2,913,325 principal balance (less $116,000 unamortized debt issue costs) of its convertible debenture in exchange for 594,856 common shares. As the result of these exchanges, the Company has extinguished the entire convertible debenture.

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