Form 10-K
period 1997-09-30
CASMYN CORP
filed 1997-12-23
CIK 772320

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K

[  X  ] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                      OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

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

TITLE OF CLASS:   COMMON STOCK, $0.04 PAR VALUE
--------------

     Check whether issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes
[  X  ] No [   ]

     Check if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the common stock held by non-affiliates of the Company as of December 17, 1997 was approximately $17,775,000 (8,887,465 shares at $ 2.00 per share).

      As of December 17, 1997 there were 13,709,909 shares of common stock outstanding, par value $.04 per share.

                  Documents Incorporated By Reference: None

                                    PART I

ITEM 1:     DESCRIPTION OF BUSINESS

This 10-K contains various "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding the calculated mineral reserves located at the Company's mining properties in Zimbabwe and the ability of the Company to secure additional debt and/or equity financing to fund future expansion and operations. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this and in previously filed periodic reports are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements such as set forth in "Industry Overview and Certain Factors Relating to the Company's Properties" and other factors, including, without limitation, the following: political and economic instability in international markets; the effect of economic conditions; the effect of regulatory and governmental actions; fluctuations in world gold prices, exchange rates, tariffs and other barriers.

HISTORY OF THE COMPANY

Casmyn Corp. ("Casmyn" or the "Company"), which term shall include, unless the context so requires, its subsidiaries, was originally incorporated under the laws of the State of Colorado on December 4, 1984, as Fintech, Inc. In November, 1985, the Company completed its initial public offering of securities. On November 29,1991, the Company changed its name from Fintech, Inc. to Summa Metals Corporation. On March 31, 1994, Amyn Dahya, an individual, acquired 2,400,000 shares (74% of the voting securities of the Company at that time) from certain officers, directors and shareholders. The Company was in the development stage from its inception until August 1994 when it purchased for approximately $150,000 all of the common stock of Casmyn USA, Inc., a Nevada corporation, from Dahya Holdings, Inc., a related party. On September 14, 1994 the Company changed its name from Summa Metals Corporation to Casmyn Corp. Prior to 1994, the Company's principal business was performing contract research and development services for the mining and environmental industries.

The Company currently operates through the following active subsidiaries:

                                       JURISDICTION
                                       OF ORGANIZATION   BUSINESS PURPOSE

ENTITY
-------------------------------------------------------------------------

Casmyn Mining Corporation              Nevada            Mining exploration
                                                         - South Africa
Casmyn Mining Zimbabwe [Private] Ltd.  Zimbabwe          Mining Operations
                                                         - Zimbabwe
Casmyn Gold Corporation                Bahamas           Gold acquisition and
                                                         export
Copperbelt Associates Limited          Zambia            Mining exploration
                                                         - Zambia
Casmyn International Inc.              Bahamas           Business development
                                                         - Commonwealth of
                                                         Independent States
                                                         ("CIS")


BUSINESS  - GENERAL
-------------------

Since the acquisition of the majority ownership of the Company by Mr. Amyn Dahya in 1994, the business activities of the Company have centered around mineral resource development. The primary focus to date has been the acquisition and exploration of precious and base metal resource properties in Zimbabwe, Zambia and South Africa, precious stones in South Africa, and research and development related to minerals testing, process engineering and environmental technologies.

On May 13, 1995, the Company obtained an option to acquire 100% of the shares of a group of private mining companies in Zimbabwe. After extensive geological and engineering review of the properties, the Company exercised its option on January 31, 1996. As a result, the Company acquired 100% of the shares of a group of five (5) private mining companies (the "Zimbabwe Companies"): Matabeleland Minerals (Private) Limited, Greenhorn Mines (Private) Limited, Morven Mining (Private) Limited, Motapa Minerals (Private) Limited and Turk Mines (Private) Limited. The Zimbabwe Companies own a 100% interest in mining claims controlling gold and silver mineral rights on properties that lie within the Bubi Greenstone Belt, Zimbabwe, and the mines contain numerous shafts, mining equipment and mineral processing mills with a total capacity of 3,000 metric tons per day (in a combination of milling and dump retreatment capacity). There are no underlying royalties payable on any gold production from these properties, with the exception of re-processing of tailings dumps at the Lonely Mine where a 2% royalty is payable to Ashanti Goldfields. The Company has commenced gold production as well as completed the first phase of a capital expenditure program to upgrade and retrofit various mine facilities.

Also,  on  January  31,  1996, the Company purchased the assets of the Queen's
Group of Mines (Dawn Mine property) in Zimbabwe from Olympus Gold Mines Limited. The Queen's Mines have produced over 340,000 ounces of gold at an average grade of 0.44 ounces (14.9 grams per tonne) of gold per ton. The
Queen's Mines are located in close proximity (eleven kilometers) to the Turk mine and mill and will be operated under a mine plan which includes the Turk mine and other mining properties in the area owned by the Company.

In addition, Casmyn has an exploration license covering property in the Zambia copper belt where exploration is currently on-going. This property is adjacent to some of the largest copper mining operations in the world. Previous exploration at the Casmyn controlled property has yielded ore grade drill intercepts of copper together with uranium and cobalt. The Company has completed a ground and airborne geophysical program and is currently drilling several targets identified by the geophysical surveys.

The  Company  is  conducting  a  diamond  exploration program in the Schweizer
Property in South Africa, where on certain mineral properties located approximately 220 kilometers from the Kimberly diamond mining area. Historically, there has been mining of diamonds in the alluvial gravel's in this area. This property is currently under option to the Company. The Company has conducted research on indicator minerals that are normally found in such diamond operations. These indicator minerals suggest the potential presence of a diamondiferous kimberlite pipe or a cluster of pipes in close proximity to the properties being prospected. The Company is undertaking an exploration program in this area directed at identifying potential locations of kimberlite pipes. The exploration program consists of geophysical studies which include gravity and magnetic surveys and soil sampling. To date, no kimberlite pipe(s) have been discovered and there is no assurance that such pipe(s) will be discovered.

Prior to September 30, 1997, the Company had positioned itself in the environmental industry through an equity investment in WaterPur International Inc. ("WPUR"), formerly Vector Environmental Technologies, Inc. which is engaged in the development, manufacture, sales and management of water treatment equipment and facilities. WPUR's shares are traded on the OTC Bulletin Board. On June 29, 1995, the Company acquired a controlling interest in WPUR through the acquisition of 3,000,000 convertible preferred shares, in exchange for approximately $2,400,000 in liabilities owing to the Company. On September 29, 1995, the Company purchased an additional 1,000,000 preferred shares of WPUR at $2.00 per share. On September 30, 1996, the Company elected to convert its preferred shares into common shares of WPUR, resulting in the Company owning approximately 24.3% of WPUR. Also, during the fourth quarter of 1996, the Company exchanged 425,750 shares of common stock of Auromar Development Corp. owned by the Company for 1,532,700 shares of WPUR restricted common stock, resulting in the Company increasing its percentage ownership in WPUR to approximately 31.2%. This investment was accounted for using the equity method. WPUR is also related to the Company through certain common officers, directors and significant stockholders.

Effective  September  30,  1997, the Company restructured its interest in WPUR
(the  "Restructuring").    In  connection  therewith  the  Company received an
aggregate  of    7,900,004  shares  of  the  Convertible  Preferred  Stock
("Convertible Preferred Shares") of WPUR  through the following:

(a) Conversion of $4,574,368 (net of $157,435 which represents the market value of 31,487 common shares of the Company which was offset against the total debt) of outstanding debt of WPUR (the "WPUR Debt") to 5,082,626 Convertible Preferred Shares.

(b) Exchange of 5,634,756 common shares of WPUR owned by the Company for 2,817,378 Convertible Preferred Shares of WPUR. Each Preferred Share is entitled to two votes per share, bears no dividend, constitutes a senior security of WPUR and may be converted by the holder at any time after twelve months from the date of distribution into two shares of WPUR Common Stock. All remaining Convertible Preferred Shares will be automatically converted into two WPUR common shares on the eighteenth month from the distribution date (discussed below). The number of Convertible Preferred Shares to be received upon the conversion of the WPUR Debt was determined based upon the closing market price of WPUR common stock on September 30, 1997. The Restructuring was based upon the advice of independent investment banking firms representing the respective interests of the Company and WPUR.

(c) Spin-off to its shareholders of all the 7,900,004 Convertible Preferred Shares received by the Company in the Restructuring to the common and preferred shareholders of record of the Company on October 15, 1997 to be completed following regulatory compliance.

(d) The purchase of 150,000 shares of the Company's common stock held by WPUR for cash of $5.00 per share.

(e) WPUR issued to the Company warrants to purchase up to 3,300,000 WPUR common shares at a price of $.75 per share exercisable for a three year period.

The Company must receive regulatory approval prior to distribution of these Convertible Preferred Shares.

The Company continues to share offices, personnel and certain facilities with WPUR and accordingly actual costs related to these officers, personnel and facilities are shared.

During the year ended September 30, 1997, Casmyn International Inc., owned 55% by the Company, was formed to seek out and evaluate business opportunities in the CIS.

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

On November 8, 1996, the Company completed a private placement of 155,000 units for net proceeds of $1,410,500. Each unit consists of one share of the Company's common stock plus one warrant; two warrants plus $10.00, will entitle the holder to purchase one share of the Company's common stock. These warrants expire two years from the date of issue.

On May 7, 1996, the Company entered into a 50:50 joint venture with Newgold Incorporated ("Newgold"), a public company listed on the OTC Bulletin Board, for the development of the Relief Canyon Mine located in Pershing County, Nevada.. The Company contributed $775,000 against a total commitment of
$1,398,000 for its 50% interest in the venture. Subsequent to September 30, 1996, the Company sold its interest back to Newgold for $900,000 and 1,000,000 restricted common shares of Newgold and a release from the $623,000 balance of the Company's commitment.

On April 14, 1997, the Company completed the placement of 751,200 shares of Convertible Preferred stock for cash proceeds of approximately $16,759,000 (after cash fees to the placement agent and the Company's financial advisor and estimated transaction expenses); an additional 83,467 preferred shares were issued to Societe Generale in exchange for $2,086,675 principal amount (less $84,000 unamortized debt issue costs) of pre-existing convertible
debentures.    Societe  Generale  also  converted  the  remaining  $2,913,325 principal balance (less unamortized debt issue costs of $116,000) of its convertible debenture in exchange for 594,856 common shares. The Company also issued an additional 3,637 preferred shares for interest accrued on the convertible debenture through the date of conversion. On September 2, 1997, the Company completed the placement of 533,885 shares of Convertible Preferred stock for cash proceeds of approximately $12,423,000 including accrued interest at 8% per annum from April 14, 1997 to the date of closing and after cash fees to the placement agents and estimated transaction expenses.

The subscription price for the Convertible Preferred placements was $25 per share. The preferred shares carry an 8% dividend to be paid in additional shares of preferred stock and convert into common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion, subject to certain adjustments. The Company has the right to force mandatory conversion if the common stock exceeds certain trading price and volume targets. The number of shares that can be converted by a holder over a ten month period beginning in July, 1997 is limited to 10% per month, cumulative. The underlying common stock is also restricted for sale subject to daily volume limitations. The placement agents received warrants exercisable for a period of five years to purchase 172,725 shares of the Convertible Preferred stock at $25 per share. The Company issued an additional 11,686 Convertible Preferred shares to participants in the April 14, 1997 placement as a penalty for the Company failing to have a registration statement declared effective by the Securities and Exchange Commission within 90 days of the funding date as provided in the subscription agreement.

The Convertible Preferred stock will be convertible at a discount to the Common Stock ranging from 8.5% to 39% depending upon the date on which such shares are converted. The discount is accounted for as an additional preferred stock dividend under generally accepted accounting principles and SEC rules and guidelines. At September 30, 1997, the Company recorded a charge to retained earnings and a corresponding increase to additional paid-in capital of $3,825,676 which represents the initial discount amount. This amount has been recognized as a return to the preferred shareholders and as a reduction of income available to common shareholders.

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

TONNE - Refers to metric ton and is equal to 1.102 short tons or 2,204.622 pounds or 35,274 ounces or 32,151 grams.

MINING ACTIVITIES

Casmyn is responsible for exploration and mining activities in Zimbabwe through its wholly owned subsidiary, Casmyn Mining Zimbabwe [Private] Ltd; exploration in Zambia through its wholly owned subsidiary, Copperbelt Associates Limited; and exploration in South Africa through its wholly owned subsidiary, Casmyn Mining Corporation. The primary business activities of these subsidiaries is described below.

ZIMBABWE GOLD PROPERTIES

Casmyn Mining Zimbabwe [Private] Ltd. was organized and incorporated in Zimbabwe to acquire mineral properties and mining operations as described below. The Company's objectives in the acquisition of these properties and operations are the exploration, development and production of gold reserves and resources. The Company is approaching its exploration and development activities so as to balance exploration and proving of reserves with the development of mining and processing capacity. The Company's objective is to maintain an optimum mine life. In this connection the Company has spent in excess of $20.5 million through September 30, 1997 in the purchase and development of these properties.

As  indicated  above,  on  January  31, 1996, the Company acquired 100% of the
shares  of  the  Zimbabwe  Companies.    The  total  consideration  for  this
acquisition was $4,071,415 (Zim $37,986,300) cash plus applicable taxes of $792,801 (Zim $9,496,575) to be paid upon assessment of said taxes as defined in the terms of the Memorandum of Agreement. The funds used to conclude this acquisition were obtained from a combination of private placements of Company Common Stock and from proceeds of a convertible debenture.

The purchase price was determined as a result of arm's length negotiations between E.W.B. Properties (Private) Limited and the Company. The principal factors considered in the determination of the consideration for the Zimbabwe Companies include: i) the tangible and intangible asset values of the businesses acquired including primarily gold reserves; ii) the potential for increasing gold production of the Zimbabwe Companies and iii) the expected future operations and related contributions that the Companies are expected to make to the total value of the Company. The shafts, mining equipment and mineral processing mills acquired in this transaction were used by the Zimbabwe Companies for the purpose of mining and processing gold. It is the intention of the Company to continue such use.

Through the acquisition of the Zimbabwe Companies, the Company owns a 100% interest in 18 past producing gold mines that have produced in excess of 1,000,000 ounces of gold since mining commenced in the early 1900's. The Company believes that through the modernization of the physical plant and implementation of advanced mining technologies significant increases in gold recovery can be realized. In addition, the Company is expanding its gold reserves through the application of advanced exploration techniques. Independent consultants have calculated that the Company has in excess of 500,000 ounces of proven and probable gold reserves for the mines owned by the Company (See Item 2 "Description of Property"). As of September 30, 1997, the Company was operating three (the Turk, Dawn and Lonely mines) of the 18 mines acquired.

The Company's first phase of expansion of the physical plant at a cost of approximately $12 million has been completed. This phase consisted of: i) mill refurbishing; ii) installation of a new crushing plant; iii) new leach and gold recovery circuits; iv) refurbishing three existing shafts at the Turk Mine; v) sinking a new shaft at the Turk Mine western extension; vi) new tailings reprocessing plants at the Turk and Lonely Mines; vii) housing and infrastructure and viii) preparation of new tailings disposal sites.

Also,  on  January  31,  1996, the Company purchased the assets of the Queen's
Group of Mines (Dawn Mine property) in Zimbabwe from Olympus Gold Mines Limited for approximately $455,000 (Zim $4,250,000). The group of mines making up the Queen's Mines have produced over 340,000 ounces of gold at an average grade of 0.44 ounces (14.9 grams per tonne) of gold per ton. The Queen's Mines are located in close proximity (eleven kilometers) south of the Turk mine and will be operated under a mine plan which includes the Turk mine and other mining properties in the area owned by the Company.

On August 1, 1996, an option agreement was concluded with Mr. Philip Austin Williams on the "Elumba and Up To Date" gold mining properties which are within 5 kilometers of the Turk mine and mill and were past producers of gold and silver. The options are exercisable for an exercise price of between $60,000 and $125,000 depending upon the date exercised.

ZAMBIAN COPPERBELT

During the fiscal year ended September 30, 1996, the Company purchased all of the common shares of Copperbelt Associates Limited for $65,700 thereby acquiring full interest in a prospecting license covering an area of approximately 4,388 square kilometers. The Luswishi Property is located in the Zambian Copperbelt. Earlier work, including drilling in the area has shown the presence of copper, uranium and cobalt. The Company has commenced a drilling and exploration program aimed at proving economically viable mining reserves on this property position. The Company spent approximately $94,000 on exploration activities in the fiscal year ended September 30, 1996. The Company expended approximately $830,000 in the fiscal year ending September 30, 1997. It is not the Company's intention to become a copper mining operating company. If the Company's exploration program is successful, the Company intends to seek a joint venture partner(s) to develop the property.

SOUTH AFRICA

Casmyn Mining Corporation is conducting mineral exploration programs in various areas of South Africa, primarily the Schweizer Property located in the
Schweizer-Reneke  area  of  South  Africa.    These  properties  are  located
approximately 220 kilometers from the Kimberly diamond mining area.

There has been significant mining of diamonds in the alluvial gravels in the area under study by the Company. The Company has conducted research on indicator minerals that are normally found in such diamond operations. These indicator minerals suggest the potential presence of a diamondiferous kimberlite pipe or a cluster of pipes within close proximity to the properties being prospected. The Company has undertaken an exploration program in this
area  directed  at  discovering  diamond  bearing  kimberlite  pipes.    The
exploration program consisted of geophysical studies which include gravity and magnetic surveys and soil sampling. The Company spent approximately $76,000 and $200,000 on exploration activities in the fiscal years ended September 30, 1997 and 1996 respectively. The Company estimates that it will expend approximately $100,000 in the fiscal year ended September 30, 1998. To date no kimberlite pipe(s) have been discovered, and there is no assurance that such pipe(s) will be discovered.

INDUSTRY OVERVIEW AND CERTAIN FACTORS RELATING TO THE COMPANY'S PROPERTIES

Competition

Competition includes large established mining companies having substantial capabilities and greater financial and technical resources than the Company. Therefore, the Company may be unable to acquire future potential mining properties on terms it considers acceptable. The Company also competes with other mining companies in the recruitment and retention of qualified employees. The Company's smaller size and broad strategic objectives, may provide the Company with increased flexibility and certain strategic advantages over its competitors in developing countries. Most mining companies in Zimbabwe are small owner operated mines with limited capital and technical expertise.

Government Approval/Regulations

The mining operations of the Company, through its wholly-owned subsidiaries Casmyn Mining Corporation, Copperbelt Associates Limited and Casmyn Mining Zimbabwe [Private] Ltd., are conducted through its offices in South Africa and Zimbabwe. Casmyn Mining Corporation is subject to the laws of South Africa, which include permits to allow the Company to conduct exploration activities on optioned properties. Copperbelt Associates Limited is conducting mineral exploration in Zambia under a prospecting license obtained from the government of Zambia. Casmyn Mining Zimbabwe [Private] Ltd. received approval from the Zimbabwe Investment Centre to carry out exploration and mining activities and from the Zimbabwe Reserve Bank to purchase 100% of the shares of a group of five private mining companies in Zimbabwe.

Compliance With Environmental Laws

The exploration operations of the Company in South Africa are directed at determining the presence of economically viable mineral deposits on properties under evaluation. It is the Company's intention, once such mineral deposits are discovered, to identify a joint venture partner to develop and operate the mining properties. Under the South Africa Minerals Act, 1991, the Company and/or its joint venture partner are responsible for development of an environmental impact assessment and an environmental management program for the proposed mining venture which must be approved prior to the start of exploration and/or mining operations. The cost of environmental compliance relating to mineral development is estimated by management to be immaterial as of September 30, 1997 due to the nature of the Company's exploration activities. On January 31, 1996, the Company acquired various gold mining properties and processing facilities in Zimbabwe and has begun mining and processing gold at those facilities. The Company is also engaged in an exploration program in Zambia that consists mainly of geophysics, soil sampling and core drilling. The Company believes that it is in compliance with the environmental laws of the countries in which it operates.

Risk of Development, Construction and Mining Operations

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

The businesses of gold and/or diamond, copper, cobalt and uranium mining are subject to a variety of risks and hazards, including decline in the selling price of minerals, environmental hazards, industrial accidents, flooding and the discharge of toxic chemicals. The Company has obtained insurance in amounts it considers to be adequate to protect itself against certain of these risks of mining and processing. However, the Company may become subject to liability for certain hazards for which it cannot obtain insurance or which it may elect not to obtain insurance against because of premium costs or other reasons.

Exploration Programs

Part of the Company's business is the exploration of its existing properties and the evaluation and pursuit of potential new prospects in the exploration stage. Substantial expenditures may be incurred in an attempt to establish the economic feasibility of mining operations by identifying mineral deposits and establishing reserves through drilling and other techniques, designing facilities and planning mining operations. The economic feasibility of a project depends on numerous factors, including the cost of mining, production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility and the market price of the minerals at the time of sale. There is no assurance that existing or future exploration programs or acquisitions will result in the identification of deposits that can be mined profitably.

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

To date, the Company's properties and exploration programs in South Africa and Zambia have not indicated the presence of proven commercially viable mineral deposits.

Uncertainty of Reserve Estimate Calculations and Uncertainty of Ability to Replace Existing Reserves

Uncertainty exists in the determination of proven and probable gold reserves due to assumptions made as to cost of production and world gold prices.
Additionally, while the Company continues its exploration program at its Zimbabwe properties to identify new reserves to replace those currently being depleted, there is no assurance that the Company will be able to find such new reserves.

Market Factors and Volatility

Active international markets have historically existed for gold. There has been an active market for diamonds, copper, cobalt and uranium which are of a commodity nature. As such, the Company anticipates no barriers to the sale of
these  minerals.    Prices  of  certain  minerals  have  fluctuated  widely,
particularly in recent years, and are affected by numerous factors beyond the control of the Company. Future mineral prices cannot be accurately predicted.
  A significant decline in the price of gold being produced or expected to be produced by the Company could have a material adverse effect on the Company. World gold prices have dropped significantly during 1997 and this has resulted in the Company revising its proven and probable gold reserve estimates from approximately 1,000,000 ounces to approximately 500,000 ounces (see "Item 2. Description of Property").

Need for Additional Financing

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

Certain Tax Considerations

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

General Political Risks and Risk of Currency Exchange Rate Fluctuations

The Company is actively engaged in exploration and production activities in Zimbabwe, Zambia and South Africa. These countries may be subject to a substantially greater degree of social, political and economic instability than is the case in the United States and Western European countries. Such instability may result from, among other things, the following: (i) popular unrest associated with demands for improved political, economic and social conditions; and (ii) ethnic, religious and racial disaffection. Such social, political and economic instability could significantly disrupt the Company's business. In addition, there may be the possibility of nationalization, asset expropriations or future confiscatory levels of taxation affecting the
Company.    In  the  event  of  nationalization,  expropriation  or  other confiscation, the Company may not be fairly compensated for its loss and could lose its entire investment in the country involved.

The economies of individual countries in which the Company does business may differ favorably or unfavorably and significantly from the U.S. economy in such respects as the rate of growth of GDP or gross national product, rate of inflation, currency depreciation, capital reinvestment, resource self-sufficiency, structural unemployment and balance of payments position.

Governments in certain foreign countries in which the Company does business participate to a significant degree, through ownership interests or regulation, in their respective economies. Action by these governments could have a significant adverse effect on the Company's business.

The value of the assets of the Company as measured in dollars also may be affected favorably or unfavorably by fluctuations in currency rates and exchange control regulations. Some of the currencies of countries in which the Company does business have experienced devaluation's relative to the dollar, and major adjustments have been made periodically in certain of such
currencies.    Also,  certain  of  these  countries  face  serious  exchange constraints. Further, the Company may incur costs in connection with conversions between various currencies. Foreign exchange dealers realize a profit based on the difference between the prices at which they are buying and selling various currencies. Thus, a dealer normally will offer to sell a foreign currency to the Company at one rate, while offering a lesser rate of exchange should the Company desire immediately to resell that currency to the dealer. The Company conducts its foreign currency exchange transactions either on a spot (i.e., cash) basis at the spot rate prevailing in the foreign currency exchange market, or through entering into forward, futures or options contracts to purchase or sell foreign currencies or through entering into currency swap transactions. If the foreign currency hedging engaged in by the Company does not protect the Company against adverse changes in exchange rates, the Company's net assets (including accrued income and realized capital gains) and distributions would be affected by fluctuations in the value of the local currency. The Company does not currently have any foreign exchange hedge contracts in place.

Patents, Copyrights and Licenses

The Company holds patents on a continuous grind-leach process for gold ore grade evaluation.

Employees

The  Company  and  its  subsidiaries  currently  have  approximately
five-hundred-fifty  (550)  employees.    Approximately  four  hundred  and
twenty-five (425) of these employees are mine workers who are covered by Zimbabwe government and Chamber of Mines labor agreements. The balance of employees are management and professional staff who are not subject to any collective bargaining agreements or union affiliations. Management believes that its relations with its employees are good.

ITEM 2.     DESCRIPTION OF PROPERTY

ZIMBABWE

The Company owns 100% of 18 past producing gold mines in Zimbabwe covering approximately 1,200 hectares (2,965 acres) in the Bubi Greenstone belt in central Zimbabwe . The company has pegged an additional 153 gold reef claim blocks (1463 hectares) and 10 base metal claim blocks (250 hectares). As well the company has applied for an exclusive prospecting order that includes an expanded land package for the Turk and Charliesona mines. If granted, this will give the company the exclusive right to prospect and peg gold claims in an area covering 37,182 hectares, for a period of three years. The Company's properties have produced in excess of 1,000,000 ounces of gold since mining commenced in the early 1900's . Within the Company's properties, several producing mines exist, the largest of which is the Turk Mine with historical production in excess of 400,000 ounces of gold. In addition, the Company is presently conducting mining operations at the Lonely and Dawn mines.

TURK MINE

The Turk Mine is located approximately 55 km north of Bulawayo, Zimbabwe. A single lane paved road accesses the mine and a national power grid parallels the road. The Turk Mine is a typical Archean shear hosted lode gold vein deposit that has been partially exploited down to 800 meters. Historical grades are approximately 0.15 ounces per ton (5.1 grams per tonne or "g/t") over widths averaging 2 meters in a series of multiple vein sets. The mine has been dewatered down to the 390 meter level and current rehabilitation and development work is being concentrated in the first 140 meters. A diamond drilling and underground development program by the company in 1997 identified an open-pit mineable body (the "Eli Khulu body"), between the Incline and Armenian shafts. Surface and underground drilling are currently defining the limits of the this discovery to allow pit optimization.

The Turk Mine has a combination of open pit and underground sulphide ore and retreatable mill tailings dumps. The current proven and probable geological ore reserves at the Turk Mine are as follows: 363,319 open pit mineable tonnes at an average grade of 3.32 grams per tonne gold for a contained gold reserve of 38,781 ounces. There are 1,303,493 tonnes of underground ore with an average grade of 7.76 grams per tonne gold for a contained gold reserve of 325,006 ounces, and 2,056,000 tonnes of slimes and sands dumps grading 1.08 grams per tonne gold for a contained gold reserve of 71,198 ounces.

EXISTING INFRASTRUCTURE - The Turk Mine consists of managers' and workers' houses; mine offices and work shops. The mineral processing facilities consist of 240 tonne and 60 tonne per day hard rock mills and associated crusher circuits and leaching/adsorption circuits; a 1,500 tonne per day carbon in leach ("CIL") for retreating old tailings material and a 250,000 square metre tailings dam. The company operates a 300 sample per day analytical facility at the Turk mine. The infrastructure to develop and mine the underground and surface ore bodies consists of four operational shafts (one not fully developed), 4500 cfm of compressed air, underground locomotives and air driven ore loaders, and underground pump stations to dewater the mine.
 The mine owns and operates its own earth moving fleet.

REFURBISHMENT AND CONSTRUCTION - The Company is currently undertaking the following projects at the Turk mine:



i)    Additional offices and mine worker and manager housing
ii)   New 1,500 tonne per day sands regrind circuit
iii)  New leaching/carbon in leach circuit
iv)   Additional leaching capacity for the existing milling circuits
v) Development of the electrical reticulation system to distribute 5,000 kva of electricity)
vi)   Installation of power factor correction equipment
vii)  Installation of dewatering circuits at the tailings dams


During the fiscal year ended September 30, 1997, the Company expended approximately $6,600,000 on these projects and anticipates spending approximately $4,400,000 on these projects at the Turk Mine over the next two years.

EXPLORATION AND DEVELOPMENT - The Company has either completed or currently has in progress the following exploration and development projects at the Turk mine:

i) Two surface core drills and five underground core drills during 1997 delineated underground sulphide ore zones, and continuing surface and underground core drilling and underground development in 1998
ii) Underground primary and secondary development to gain access to underground sulphide ore zones on levels between 25 meters and 350 meters below the surface
iii) New shaft sinking on Armenian shaft from surface to 120 meters below surface and continuing to 370 meters below surface
iv) Several hundred meters of trenching of open pit oxide ore and related metallurgical test work
v)            Development of two open pits in oxide ore
vi)           Augering and metallurgical test work on old mill tailings dumps
vii)          Re-mapping and sampling of old underground workings
viii) Exploration drives, raises and cross-cuts on multiple underground levels



LONELY MINE
------------

The Lonely mine is located 30 km north of the Turk Mine and is located on the national electrical power grid. The Company has the rights to the surface deposits through a tribute agreement with Ashanti Goldfields. There is a 2.5% net smelter return payable to Ashanti Goldfields on the gold produced from the surface deposits that includes 1.1 million metric tons of mill tailings grading 0.9 to 1.1 grams per tonne. The Company operates a 1,500 tonne per day CIL processing facility to recover gold from tailings. This CIL facility can be easily disassembled and moved to another site at the end of operations at the Lonely minesite.

EXISTING INFRASTRUCTURE - The underground infrastructure at Lonely mine consists of a mine shaft, hoist and headframe and dewatering pumps. The mineral processing facility includes a high pressure hydraulic tailings recovery circuit, a CIL plant and tailings dam. Offices and accommodation for all workers and managers are at the site.

REFURBISHMENT AND CONSTRUCTION - The Company has completed or currently has in progress the following projects at the Lonely mine:



i)    Upgrading the hoisting and dewatering capacity at two shafts
ii)   Installing further elution equipment
iii)  Installing electrical reticulation for 1,000 kva of power
iv)   Upgraded water supply, underground pumps and surface boreholes


During the fiscal year ended September 30, 1997, the Company expended approximately $320,000 on the above projects and anticipates spending approximately $400,000 on these projects at the Lonely Mine over the next two years.

EXPLORATION  AND  DEVELOPMENT  -    The  Lonely Mine produced over 1.1 million
ounces of gold at an average recovered grade of 0.51 grams per tonne.

QUEEN'S GROUP OF MINES

The Queen's Mining District (which includes the Dawn mine) is located 42 km north of Bulawayo accessed via an all weather tar road and is located on the national electrical power grid. These mines have produced over 340,000 ounces of gold at an average grade of 0.44 ounces of gold per tonne since mining operations began. Underground sulphide ore which is trucked to the Turk Mine mill, and the high grade mill tailings dumps are being evaluated for transport to the Turk mine for treatment.

EXISTING INFRASTRUCTURE - The Queen's mines consists of mine shafts and headframes, tailings dams, thickener tanks, mine offices , workshops, mill buildings and manager and worker housing.

REFURBISHMENT AND CONSTRUCTION - The Company has completed or currently has in process the following projects at the Dawn mine:



i)   The Q-7 shaft refurbishment to the second level
ii)  Purchase of a vacuum to sweep coarse gold left behind in the old workings


EXPLORATION AND DEVELOPMENT - In 1997, the Company conducted surface trenching and underground mapping and sampling of sulphide ore zones. Further drilling and underground development is scheduled to continue in 1998.

During the fiscal year ended September 30, 1997, the Company expended approximately $45,000 on the above projects and anticipates spending approximately $260,000 on these projects at the Dawn Mine in the future.

CHARLIESONA MINE

The Charliesona mine is located 6 kilometers northwest of the Turk mine on an all weather road and is located on the national electrical power grid. The ore sources for the Chaliesona mine are open pit oxide and surface mill tailings dumps.

EXISTING INFRASTRUCTURE - The Charliesona mine consists of three vertical mine shafts with headgear and hoists, a mill building with a 100 tonne per day ball mill, crusher circuit, water reservoir, CIP tanks, flotation cells and vat leach tanks.

REFURBISHMENT AND CONSTRUCTION - The Company has completed or currently has in progress the following projects at the Charliesona mine:



i)   Dewatering of number 4 shaft to gain access to oxide ore bodies
ii)  Ball mill and crushing circuit currently being refurbished


During the fiscal year ended September 30, 1997, the Company expended approximately $107,000 on the above projects and anticipates spending approximately $10,000 on these projects in fiscal 1998.

EXPLORATION AND DEVELOPMENT - In 1997, the Company completed surface trenching, percussion drilling, underground development, geological mapping, sampling of oxide ore and metallurgical test work. Further work in these areas is scheduled to continue in 1998.

DING DONG, SANDY, PETER PAN AND TIBERIUS

All of these properties are on the national electrical power grid and are within close proximity of the Turk mine. The ore sources for these mines consist of open pit oxide and underground sulphide mineral deposits.

EXISTING INFRASTRUCTURE - These mines consist of vertical and incline mine shafts, surface excavations and boreholes for water. There is a crushing circuit and vat leach tanks at the Peter Pan mine.

REFURBISHMENT AND CONSTRUCTION - The Company has completed or currently has in progress the following projects at the mines:

Fencing off and making safe old mine workings

The Company has expended minor amounts on the above projects, and anticipates minor expenditures on these properties in 1998.

EXPLORATION AND DEVELOPMENT - At certain of these mines in 1997, the Company completed surface trenching, core and percussion drilling, underground development and shaft sinking, surface and geological mapping, sampling and metallurgical test work.

GEOLOGY

The regional geology of the area of the mines comprises metasediments, metavolcanics and serpentinite of the Bulawayan Group as shown on the simplified geological map of Zimbabwe. The gold mineralization is greenstone type hosted in quartz veins or shear zones.

RESERVES

The tables presented below set forth the Company's interest in estimated proven and probable reserves of contained ounces of gold in place at each
property.    These  estimates  have been prepared by Mr. P. Bekker, Consulting
Geologist an independent mineral consultant. The proven/probable ore reserves are currently estimated at 502,499 ounces compared to 1,023,322 in the Company's 1996 10-K/A filed in July 1997, a decrease of approximately 50%. This decrease is partly the result of mining a certain amount of oxide,
sulphide  and  dump  material.    However  the majority of the decrease in the
Company's proven/probable ore reserves was caused by the need to apply significantly higher cut-off grades in the reserve calculations due to the sharp drops in world gold prices (an approximate 30% decrease). A gold price of $425 per ounce was used in the previous calculations, whereas $310 per ounce is now being used. The gold price used for the updated reserve calculations more accurately reflects current market conditions. The Company believes it to be prudent to state its reserve estimates based on recent trends in the gold market. In addition, the Company completed over 100 new underground and surface boreholes since the last reserve calculations were performed. This new information was used to update the geological models used in the reserve calculations

TABLE 1 - PROVEN RESERVES



                                           GRAMS PER        CONTAINED
                                           TONNE            OUNCES AU
LOCATION                        TONNES
------------------------------------------------------------------------------
TURK MINE:
Turk Section - Open-pit
                                 159,637             3.32               17,040
  Underground                     38,602             4.65                5,766
  Tailings Dump A                217,000             1.14                7,954
  Tailings Dump B                279,000             1.30               11,661
  Tailings Dump C                240,000             1.35               10,417
  Tailings Dump D              1,320,000             0.97               41,166
QUEEN'S MINE (DAWN):
  Underground sulphide            28,898             4.01                3,725
  Tailings Dumps                 312,576             1.86               18,692

DING DONG MINE:
  Sulphides                       17,930             7.28                4,198

LONELY MINE:
  Tailings Dump A                425,000             0.87               11,888
  Tailings Dump C                435,000             0.86               12,028
  Tailings Dump D                215,250             1.06                7,336
                                                           -------------------
 TOTAL PROVEN RESERVES                                                 151,871
                                                           ===================

TABLE 2 - PROBABLE RESERVES

                                              GRAMS PER        CONTAINED
                                              TONNE            OUNCES AU
LOCATION                       TONNES
------------------------------------------------------------------------------
TURK MINE:
  Turk section Open-pit          203,682             3.32               21,741
  Underground                  1,152,361             7.75              287,236
Angelus section - Underground    112,530             8.36               30,246

QUEEN'S MINE (DAWN):
  Underground sulphide            48,525             4.73                7,380
  Tailings dumps                  33,348             1.04                1,115

DING DONG MINE:
  Underground sulphide            13,640             6.64                2,910
                                                           -------------------
TOTAL PROBABLE RESERVES                                                350,628
                                                           ===================

GOLD RECOVERY RATES

The recovery of gold from the Company's in-place contained gold reserves has been measured and it varies by location and type of material. Gold recoveries resulting from the different mining methods and benefication processes are as follows: milled sulphide ore gives gold recovery rates between 80% and 90% and retreatment tailings (dump) gold recovery rates range from 49% to 68%.

In addition to the proven and probable reserves, a substantial amount of mineralized deposits are being evaluated which will be confirmed by independent consultants prior to being categorized as proven or probable reserves.

ZAMBIA

LUSWISHI DOME

In January 1996, the Company acquired 100% of a three year prospecting license covering an area of approximately 4,388 square kilometers within the Zaire-Zambia Copperbelt in Zambia . Included in the area under license is the Luswishi Dome project which is targeting a large tonnage copper-cobalt-uranium mineral deposit. The Company has commenced a drilling and exploration program aimed at proving economically viable mining reserves on this property.

SOUTH AFRICA

SCHWEIZER PROPERTY

The Company is carrying out exploration on certain mineral properties located in the Schweizer-Reneke area of South Africa. These properties are located approximately 220 kilometers from the Kimberly diamond mining area.

FACILITIES

The Company maintains offices in Vancouver, Canada in office space which is currently occupied under a month-to-month leases at a cost of approximately $7,600 per month. The Vancouver offices, which are also shared with WPUR, occupy 6,036 square feet in a high rise office building. These facilities are adequate for the current level of operations and sufficient office space is conveniently located to support future growth.

Casmyn Mining Corporation, South Africa is located in Pretoria, South Africa in an office which is occupied on a month-to-month basis at a cost of $1,000 per month. Casmyn Mining Zimbabwe [Private] Ltd., is located in Bulawayo, Zimbabwe in an office which is leased for $775 per month.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation, whether pending or threatened, to which it is or may become a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                        PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Registrant's Common stock is publicly traded on the NASDAQ SmallCap Market, under the symbol "CMYN". The following table sets forth the range of approximate high and low bid quotations since October 1, 1995, which represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. The prices are based upon information obtained from the National Daily Quotation Service published by the National Daily Quotation Bureau, Inc.



                                    High       Low
Quarter from October 1, 1995       $21.50     $ 8.00
to December 31, 1995
Quarter from January 1, 1996       $20.00     $16.00
to March 31, 1996
Quarter from April 1, 1996         $18.00     $15.00
to June 30, 1996
Quarter from July 1, 1996          $16.50     $13.00
to September 30, 1996
Quarter from October 1, 1996       $12.50     $ 8.63
to December 31, 1996
Quarter from January 1, 1997       $ 9.63     $ 8.00
to March 31, 1997
Quarter from April 1, 1997         $ 8.38     $ 6.00
to June 30, 1997
Quarter from July 1, 1997          $ 7.75     $ 4.50
to September 30, 1997




On December 17, 1997, the closing bid quotation for the Company's common stock
was  $  2.00  per  share.        As  of  December  17,  1997, there were 1,124
shareholders of record of the Company's common stock (including brokerage firms and/or other nominees who may hold shares for multiple investors).

Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available subject to the dividend and liquidation rights of any preferred stock that may be issued.

The Company has never paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future so as to utilize any earnings in the expansion of its business. Such policy is subject to change, based on current industry and market conditions, as well as other factors beyond the control of the Company.

ITEM 6.     SELECTED FINANCIAL INFORMATION

The selected consolidated historical financial data presented below as of and for the years ended September 30, are derived from the Company's audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein (amounts in $000's except per share amounts).



                                  YEAR            YEAR           YEAR
                                  ENDED           ENDED          ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                  1997            1996           1995 (1)

STATEMENT OF OPERATIONS DATA:
Revenues                          $      3,392    $        630   $         382
                                  ------------    ------------   -------------
Costs and expenses:
 Mineral operations                      3,045             959               -
 Cost of water purification revenues         -               -             490
 General and administrative expense      3,161           2,377           3,678
 Professional services                     421             319             230
 Compensatory stock option expense          74             364             955
 Depreciation, depletion and amorti-
   zation                                  523             232              99
 Mineral exploration expense             1,304             423           1,010
 Research and development                    -               -             185
 Mergers and acquisitions                  281             482             135
 Write down of assets                        -             673               -
                                  ------------    ------------   -------------
          Total costs and expenses       8,809           5,829           6,782
                                  ------------    ------------   -------------
Loss from operations                 (   5,417)        ( 5,199)       (  6,400)
                                  ------------    ------------   -------------
Other income (expense):
 Equity in net loss of affiliate (1) (   1,035)        ( 3,178)              -
 Minority interest in net loss of
  consolidated subsidiary                   36               -           3,502
 Loss on foreign exchange            (     861)              -               -
 Gain (loss) on sale of investments        126               -        (    150)
 Other income (expense)                    358              56        (     27)
                                  ------------    ------------   -------------
        Other income (expense), net  (   1,376)        ( 3,122)          3,325
                                  ------------    ------------   -------------
Income (loss) from continuing
  operations                         (   6,793)        ( 8,321)       (  3,075)
Gain (loss) from discontinued
  operations                                 -               -              33
                                  ------------    ------------   -------------
Net income (loss)                 $  (   6,793)   $    ( 8,321)  $    (  3,042)
                                  ============    ============   =============
 Income (Loss) Per Common Share:
 Net income (loss)                $  (   6,793)   $    ( 8,321)  $    (  3,042)
 Less: dividends on convertible
  preferred stock                    (     871)              -               -
 Less: amortization of discount
  on convertible preferred stock     (   3,826)              -               -
                                  ------------    ------------   -------------
Net income (loss) applicable to
  common shares                   $  (  11,490)   $    ( 8,321)  $    (  3,042)
                                  ============    ============   =============

  Income (loss) from
    continuing operations         $      (0.90)   $      (1.16)  $       (0.40)
  Income (loss) from
    discontinued operations                  -               -               -
                                  ------------    ------------   -------------
Net income (loss)                 $      (0.90)   $      (1.16)  $       (0.40)
                                  ============    ============   =============
Weighted average number
of common shares outstanding (000's)
                                        12,812           7,149           7,651
                                  ============    ============   =============


                                         YEAR                YEAR
                                         ENDED               ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                         1994 (1)            1993 (1)

STATEMENT OF OPERATIONS DATA:
Revenues                                 $             601   $           75
                                         -----------------    -------------
Costs and expenses:
 Mineral operations                                      -                -
 Cost of water purification revenues                   603                1
 General and administrative expense                  3,012              961
 Professional services                                 212              115
 Compensatory stock option expense                       -                -
 Depreciation, depletion and amortization               39               80
 Mineral exploration expense                             -                -
 Research and development                               15               85
 Mergers and acquisitions                                -                -
 Write down of assets                                  908              399
                                         -----------------    -------------
          Total costs and expenses                   4,789            1,641
                                         -----------------    -------------
Loss from operations                            (    4,188)       (   1,566)
                                         -----------------    -------------
Other income (expense):
 Equity in net loss of affiliate (1)                     -                -
 Minority interest in net loss of
     consolidated subsidiary                         4,581            1,302
 Loss on foreign exchange                                -                -
 Gain (loss) on sale of investments                    253        (      14)
 Other income (expense)                                 45        (      16)
                                         -----------------    -------------
           Other income (expense), net               4,879            1,272
                                         -----------------    -------------
Income (loss) from continuing operations               691        (     294)
Gain (loss) from discontinued operations              (644)       (     292)
                                         -----------------   --------------
Net income (loss)                        $              47   $    (     586)
                                         =================   ==============
 Income (Loss) Per Common Share:
 Net income (loss)                       $              47   $    (     586)
 Less: dividends on
       convertible preferred stock                       -                -
 Less: amortization of discount
       on convertible
       preferred stock                                   -                -
                                         -----------------   --------------
Net income (loss) applicable
  to common shares                       $              47   $     (    586)
                                         =================   ==============

  Income (loss) from
    continuing operations$                            0.14   $        (0.09)
  Income (loss) from
    discontinued operations                          (0.13)           (0.09)
                                         -----------------   --------------
Net income (loss)                        $            0.01   $        (0.18)
                                         =================   ==============
Weighted average number of common
shares outstanding (000's)
                                                     4,946            3,244
                                         =================   ==============


                           SEPTEMBER  SEPTEMBER  SEPTEMBER  SEPTEMBER SEPTEMBER
                           1997       1996       1995 (1)   1994 (1)  1993 (1)
                           ---------------------------------------------------
BALANCE SHEET DATA:
Total assets               $ 48,273   $ 22,317   $ 14,316   $  3,369  $  2,309
Long term debt                    -      5,071      5,071        110       207
Stockholders' equity
(deficit)                  $ 34,472     13,193      8,144      2,214     ( 507)


Note (1): Consolidated financial statements for fiscal years prior to fiscal 1996 include financial statements of WPUR and its subsidiaries on a consolidated basis due to the Company acquiring a controlling voting interest in WPUR in fiscal year 1995 and accounting for the acquisition of the investment in WPUR as a combination of entities under common control. Effective September 30, 1996, the Company reduced its voting interest in WPUR and as of that date has recorded its investment in WPUR using the equity method. The consolidated statements of operations for fiscal year 1996 reflects an equity method presentation retroactive to the beginning of the year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the year ended September 30, 1997, the Company operated in the mineral resource development ("mining") business segment. During the years ended September 30, 1996, and 1995, the Company operated in two business segments: mining and water purification systems ("water purification") through its investment in WPUR. See Note 1 of Notes to the Consolidated Financial Statements.

The business activities of the Company are centered around mineral resource development. The focus to date has been the acquisition and exploration of precious mineral resource properties in Zimbabwe, Zambia and South Africa. Prior to September 30, 1997, the Company had positioned itself in the environmental industry through an equity investment in WPUR. As discussed in
Note 1 of the Notes to the Consolidated Financial Statements, the Company has declared a dividend to its common and preferred shareholders thereby spinning-off its investment in WPUR.

Effective September 30, 1996, the Company reduced its voting interest in WPUR as a result of converting WPUR preferred stock, which had voting rights per share equivalent to four WPUR common shares, to common shares of WPUR. Therefore, as of September 30, 1996, the investment in WPUR has been recorded in the consolidated balance sheet using the equity method of accounting and this method of accounting has been applied prospectively. The Company has elected, however, to provide a consolidated statement of operations for the year ended September 30, 1996 which reflects an equity method presentation retroactive to the beginning of the year. The consolidated financial statements as of September 30, 1995 and for the year ended September 30, 1995 have not been restated. As a result, the consolidated financial statements for the year ended September 30, 1996 are not readily comparable to those for the year ended September 30, 1995.

Due to the operating losses of the Company or the availability of net operating loss carryforwards, there were no provisions for income taxes recorded in the consolidated financial statements for the years ended September 30, 1997, 1996 and 1995.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996

Revenues  for  the  year  ended September 30, 1997 were $3,392,160 compared to
$630,481 for the year ended September 30, 1996. The increase of $2,761,679 was due to the sale of approximately 9,770 ounces of gold in the year ended September 30, 1997 compared to approximately 1,600 ounces sold in the year ended September 30, 1996. The average selling price of gold for the year ended September 30, 1997 was approximately $347 per ounce compared to an average price of approximately $394 per ounce in the year ended September 30, 1996. Fixed and variable mineral operations expenses related to gold production were $3,045,360 for the year ended September 30, 1997. As a result, revenues exceeded direct costs of production by $346,800 for the year ended September 30, 1997. For the year ended September 30, 1996, fixed and variable mineral operations expenses of $958,561 related to the production of gold exceeded the revenues from gold sales by $328,080 due to a limited level of operations in that period.

Total costs and expenses excluding the $3,045,360 and $958,561 for the years ended September 30, 1997 and 1996 respectively related to gold production were $5,763,998 for the year ended September 30, 1997, compared to $4,871,330 for the year ended September 30, 1996, an increase of $892,668.

General and administrative expenses were $3,161,153 in 1997 compared to $2,377,138 in 1996, an increase of $784,015. This increase is due to an increase in compensation related expenses of $362,675 for employees and consultants in the year ended September 30, 1997 compared to the year ended September 30, 1996 due to the full year of operations at the Company's
Zimbabwe properties compared to eight months operations in the year ended September 30, 1996. Travel related expenses increased $142,401 in 1997 compared to 1996 due to increased travel between South Africa, Zimbabwe, Zambia and the CIS related to operations and business development in those countries. Additionally, the Company incurred travel expenses in the year ended September 30,1997 related to conducting a tour of the Zimbabwe mining operations for a group of mining analysts to conduct due diligence for the preparation of independent research reports. Insurance costs were $93,435 higher for the year ended September 30, 1997 compared to the year ended September 30, 1996 due primarily to the Company obtaining increased liability and property insurance coverages. Expenses related to trade shows, investment conferences and public/investor relations increased $175,875 in the year ended September 30, 1997 compared to the year ended September 30, 1996 due to increased efforts by the Company to create increased investor awareness of and interest in the Company. Other general and administrative expenses increased $9,629 in the year ended September 30, 1997 compared to the year ended September 30, 1996 due to higher expenses in the Company's operations in Zimbabwe from a full year of operations compared to eight months in the year ended September 30, 1996.

Professional services related costs increased from $318,997 in 1996 to $420,648 in 1997 an increase of $101,651. This increase was due to costs incurred in the Company's Convertible Preferred Stock placements along with higher legal, audit, tax and financial consulting services provided to the Company in the year ended September 30, 1997.

Compensatory stock option expense was $74,040 in 1997 compared to $364,560 in 1996, a decrease of $290,520. The decrease is due to the fact that all of the options granted in 1995 fully vested in the year ended September 30, 1996 and there were no compensatory options granted in the year ended September 30, 1997.

Depreciation, depletion and amortization expense increased from $232,019 in 1996 to $523,463 in 1997, an increase of $291,444. This increase is due to the acquisition of the property and equipment in Zimbabwe and depletion expense related to increased gold production in 1997.

Mineral exploration expenses increased from $423,717 in 1996 to $1,304,242 in 1997, an increase of $880,525. The Company's mineral exploration program in Zambia accounted for $831,459 of the total amount of mineral exploration expense incurred in the year ended September 30, 1997. There were no mineral exploration expenditures in Zambia in the year ended September 30, 1996. In addition, the Company charged $394,455 in costs related to its diamond exploration program in the Schweizer-Reneke area of South Africa to expense in the year ended September 30, 1997. This amount was $49,066 higher than amounts expensed on the Company's mineral exploration program in South Africa in the year ended September 30, 1996.

The Company recorded a write down of assets of $672,560 in 1996 to reserve against advances it had made to certain parties in Ghana pursuant to contracts to purchase unrefined gold. The write down was recorded due to the uncertainties that exist because of disputes and litigation surrounding the failure of the sellers to deliver the gold to the Company as required by the contracts. The Company is currently pursuing various options to recover the amounts advanced and the Company believes that it will ultimately be successful in recovering either gold or the advances made under the contracts.

Merger and acquisition related expenses decreased $201,887 in 1997 to $280,452 due to reduced merger and acquisition related activities in the year ended September 30, 1997. While expenses in this category decreased in the current year, the Company is actively seeking economically viable acquisition opportunities in the gold sector. These types of acquisitions are an integral part of the Company's growth strategy. In the year ended September 30, 1996 the Company completed the merger with Auromar, the proposed acquisition of WestAmerica Corporation, and the Relief Canyon joint venture.

Total other income (expense), net was $1,376,229 for the year ended September 30, 1997, compared to $3,121,916 for the year ended September 30, 1996, a decrease of $1,745,687. This decrease was due to a reduction in the equity in the net loss or WPUR of $2,143,349, an increase of $209,941 in interest income net of interest expense, a gain on the sale of the Company's interest in a mining joint venture of $126,000 (see Note 15 to the Consolidated Financial Statements) and other income items totaling $128,254. These amounts were offset by a realized loss on foreign exchange of $861,857 as a result of the conversion from Zimbabwe dollars to US dollars of a short term loan on the books of the Zimbabwe operation. Although the short term loans are to be repaid by the Company in US dollars generally accepted accounting principles, in the United States, require that the Company recognize this loss in its current statement of operations.

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1995

As discussed above, the consolidated financial statements of the Company for fiscal years 1996 and 1995 are not comparable due to the change from consolidation to the equity method of accounting for the investment in WPUR. The following table is presented for the year ended September 30, 1995 to assist in the discussion of results of operations.



                                                     1995
                                        ---------------------------------------
                                        Consolidated  Amounts      Consolidated
                                        With WPUR     Attributable Without
                                                      to WPUR      WPUR
                                        ---------------------------------------

REVENUES:
  Precious metals                       $         -   $        -   $         -
  Water purification                        382,158      382,158             -
                                        ---------------------------------------
     Total revenues                         382,158      382,158             -
                                        ---------------------------------------

COSTS AND EXPENSES:
   Mineral operations                             -            -             -
   Cost of water purification revenues      489,589      489,589             -
   General and administrative expenses    3,908,099    2,471,492     1,436,607
   Compensatory stock option expense        955,100       99,500       855,600
   Depreciation, depletion and               98,805       32,272        66,533
     amortization
   Mineral exploration expense            1,010,334            -     1,010,334
   Research and development                 185,053      185,053             -
   Write down of assets                           -            -             -
   Mergers and acquisitions                 134,749            -       134,749
                                        ---------------------------------------
   Total costs and expenses               6,781,729    3,277,906     3,503,823
                                        ---------------------------------------

LOSS FROM OPERATIONS                   $ (6,399,571) $(2,895,748)  $(3,503,823)
                                       =======================================

                                                   1996
                                        ---------------------------
                                         Consolidated Without WPUR
                                        ---------------------------
REVENUES:
  Precious metals                       $                  630,481
  Water purification                                             -
                                        ---------------------------
     Total revenues                                        630,481
                                        ---------------------------

COSTS AND EXPENSES:
   Mineral operations                                      958,561
   Cost of water purification revenues                           -
   General and administrative expenses                   2,696,135
   Compensatory stock option expense                       364,560
   Depreciation, depletion and                             232,019
     amortization
   Mineral exploration expense                             423,717
   Research and development                                      -
   Write down of assets                                    672,560
   Mergers and acquisitions                                482,339
                                        ---------------------------
   Total costs and expenses                              5,829,891
                                        ---------------------------

LOSS FROM OPERATIONS                    $               (5,199,410)
                                        ===========================


Revenues for the year ended September 30, 1996 were $630,481 representing sales of gold produced in Zimbabwe. There were no gold sales in 1995. During the year ended September 30, 1996, the Zimbabwe mining properties were updated and improved through a continuing major capital improvement program. As a result, the mines had only been operated on a very limited basis since acquisition of the properties on January 31, 1996. Due to these low operating levels the fixed and variable mineral operations expenses of $958,561 related to the production of gold exceeded the revenues from gold sales by $328,080.

Total costs and expenses excluding the $958,561 related to gold production were $4,871,330 for the year ended September 30, 1996, compared to $3,503,823 for the year ended September 30, 1995, an increase of $1,367,507.

General and administrative expenses were $2,696,135 in 1996 compared to $1,436,607 in 1995, an increase of $1,259,528. This increase included an increase in compensation expense, both direct and through consultants, of $822,514 due to the continued expansion of operations worldwide. Expenses related to professional services, primarily audit and legal increased by $185,505 in 1996 compared to 1995 primarily due to costs incurred in relation to filing an S-1 registration statement in September 1996. Travel related expenses increased $129,935 in 1996 compared to 1995 due mainly to increased travel to and between South Africa, Zimbabwe and Zambia related to the Company's operations in those countries. Other general and administrative expenses increased $121,574 in 1996 due to continued growth and expansion of the Company.

Compensatory stock option expense was $364,560 in 1996 compared to $855,600 in 1995, a decrease of $491,040. The decrease was due to the granting of the options in 1995 and the vesting of such options which dictated the year in which the expense was recognized. No compensatory options were issued in 1996.

Depreciation, depletion and amortization expense increased from $66,533 in 1995 to $232,019 in 1996, an increase of $165,486. This increase was due to the acquisition of the property and equipment in Zimbabwe and the related gold production in 1996.

Mineral exploration expenses decreased from $1,010,334 in 1995 to $423,717 in 1996, a decrease of $586,617, due to reduced exploration costs and land fees on various mineral properties under option to the Company in South Africa and emphasis placed on the start up of limited gold production at the Zimbabwe mines.

The Company recorded a write down of assets of $672,560 in 1996 to reserve against advances it had made to certain parties in Ghana pursuant to contracts to purchase unrefined gold. The write down was recorded due to the uncertainties that existed because of disputes and litigation surrounding the failure of the sellers to deliver the gold to the Company as required by the contracts. The Company is currently pursuing various options to recover the amounts advanced and the Company believes that it will ultimately be successful in recovering either gold or the advances made under the contracts.

Merger and acquisition related expenses increased $347,590 in 1996 to $482,339 due to the Company's increase in developing new business opportunities around the world. These activities included the merger with Auromar, the temporary acquisition of WestAmerica Corporation, the Relief Canyon joint venture and other investment opportunities that the Company had evaluated during the year.

Total other income (expense), net was $(3,121,916) for the year ended September 30, 1996, compared to $3,324,714 for the year ended September 30, 1995. The principal reason for the total difference of $6,446,630 was due to the lack of comparability between years due to consolidation of WPUR in fiscal 1995 versus consolidating the results of operations of WPUR in an equity method presentation in fiscal 1996. In addition, minority interest in net loss of WPUR of $3,502,401 (an other income item) was recorded in the consolidation in fiscal 1995 since minority common stockholders' equity of WPUR was available to absorb WPUR losses . Once WPUR minority common stockholders' equity was eliminated through allocation of WPUR losses in fiscal 1996, all WPUR losses were allocated in consolidation to Casmyn's preferred stockholders' equity, resulting in reporting equity in net loss of affiliate of $(3,177,953) (an other expense item). Exclusive of amounts reported relating to WPUR, total other income (expense) was $56,037 in fiscal 1996 compared to $(177,687) in fiscal 1995, an increase of $233,724. The principal reason for this total increase was a loss on the sale of investments of $150,000 recorded in 1995 that did not occur in 1996. In addition, interest income earned on short term investments made by the Company and other income, offset by interest expense and other miscellaneous expenses, were $83,724 higher in 1996 compared to 1995.

In 1995 a subsidiary of WPUR discontinued its metal fabrication segment, resulting in a net gain from discontinued operations of $32,429.

OUTLOOK

The Company anticipates that revenues from the sale of gold from the Zimbabwe mines will exceed expenditures from operation of the mines commencing in the fiscal quarter ended March 31, 1998, based upon current gold price and the continued ability of the Company to deliver and process ore at its mills. It is also anticipated that the capital improvement budget will be postponed until improvement in gold prices is experienced. The Company intends to produce gold from the tailings dumps and the surface materials and delay higher cost underground production until gold prices increase. Additionally, the Company anticipates that expense levels experienced in the year ended September 30, 1997 relating to active exploration programs will continue but at a lower level in the year ended September 30, 1997. The Company charges to expense all mineral resource exploration and development costs until the mineral property to which they relate is determined to have resources for which recovery is economically feasible. Costs are then capitalized until the mineral property to which they relate is placed into production, sold, abandoned or written down where there is an impairment in value. Capitalized costs are to be charged to future operations on a unit-of-production basis. The Company estimates that total proven and probable gold reserves at the Zimbabwe Properties are approximately 500,000 ounces (See Item 2 "Description of Property"). Independent engineering studies are currently underway which may cause this estimate to change. Should gold prices continue to change, the proven and probable gold reserves will also change. In addition, the continued exploration program being undertaken by the Company along with gold production will result in adjustments to the Company's proven and probable reserves. The gold occurs in sulfides, oxides and old mill tailings.

LOSS PER COMMON SHARE

The net loss per common share for the year ended September 30, 1997 was $(0.90) per share. This loss per share is comprised of the following:



Net Loss                                           $ (0.53)
Dividend on Convertible Preferred Stock             ( 0.07)
Amortization of discount on Convertible Preferred
     Stock                                           (0.30)
Net Loss Per Common Share                          $ (0.90)


The amortization of the discount on the convertible preferred stock is recognized as a return to the preferred shareholders and as a reduction of income available to common shareholders (see Note 12 to the Notes to the Consolidated Financial Statements).

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 1997, the Company's working capital was $17,783,845, including $18,185,514 in cash and cash equivalents.

Management anticipates that the net use of cash by operations will decrease compared to amounts used in the year ended September 30, 1997 due to projected profitability of the Zimbabwe mining operation, reduced mineral exploration expenditures and decreased costs related to corporate staff and activities. The Company expects to spend approximately $3,000,000 in the fiscal year ended September 30, 1998 on capital expenditures related to refurbishment and construction as well as on projects related to power supply, water supply and housing. The Company will use current cash and cash equivalents to fund the on-going projects in the short term and anticipates that it will be able to secure additional debt and/or equity financing to fund longer term projects although there can be no assurance that any such financing will be secured or the amounts thereof.

As evidence of the Company's ability to secure debt and/or equity financing on April 14, 1997, the Company completed the initial placement of 751,200 shares of Convertible Preferred stock for cash proceeds of approximately $16,759,000 (after cash fees to the placement agent and the Company's financial advisor and estimated transaction expenses); an additional 83,467 preferred shares were issued to Societe Generale in exchange for $2,086,675 principal amount (less $84,000 unamortized debt issue costs) of pre-existing convertible
debentures.    Societe  Generale  also  converted  the  remaining  $2,913,325 principal balance (less unamortized debt issue costs of $116,000) of its convertible debenture in exchange for 594,856 common shares. The Company also issued 3,637 preferred shares for interest accrued on the convertible debenture through the date of conversion. In addition, on September 2, 1997, the Company completed an additional placement of 533,885 shares of Convertible Preferred stock for cash proceeds of approximately $12,423,000 including accrued interest at 8% per annum from April 14, 1997 to the date of closing and after cash fees to the placement agents and estimated transaction expenses. The subscription price for the placements was $25 per share. The preferred shares carry an 8% dividend to be paid in additional shares of preferred stock and convert into common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion, subject to certain adjustments. The Company has the ability to force mandatory conversion if the common stock exceeds certain trading price and volume targets. The number of shares that can be converted by a holder over a ten month period beginning in July, 1997 is limited to 10% per month, cumulative. The underlying common stock is also restricted for sale subject
to  daily  volume  limitations.    The  placement  agents  received  warrants
exercisable for a period of five years to purchase 172,725 shares of the Convertible Preferred stock at $25 per share (see Note 12 to the Consolidated Financial Statements).

During February 1997, the Company negotiated a $5,000,000 credit facility with Barclays Bank of Zimbabwe. At September 30, 1997, the Company had borrowed $4,966,160 against this facility. Also during the year ended September 30,
1997, the Company negotiated a $40,000,000 project finance agreement with Barclays Bank, London. At September 30, 1997, the Company had not financed any projects under that agreement.

In addition to the above, on November 8, 1996, the Company completed a private placement of 155,000 units for total net proceeds of $1,410,500. Each unit consisted of one common share plus one warrant; two warrants plus $10 will entitle the holder to purchase one share of the Company's common stock. During the fiscal year ended September 30, 1995, the Company completed placement of a $5,000,000, 2.5%, unsecured, convertible debenture for net proceeds of $4,700,000. This debenture was converted to a combination of common and preferred stock in the year ended September 30, 1997 as discussed above. Additionally, in the year ended September 30, 1996 the Company received $12,975,683, net of commissions and other expenses related to the transactions, through issuance of 1,159,091 units, consisting of warrants and shares of restricted common stock in exempt private transactions.

Net Cash Used in Operating Activities. Net cash used in operating activities was $5,425,844 for the year ended September 30, 1997 due to net loss (before depreciation and other non-cash expenses) of $3,721,528 which was due primarily to the increased expenses related to the Zimbabwe mining operations and administrative costs, increased investor relations expenses and increased travel related expenses, net cash used in operations of $1,849,592 from increases of accounts receivable and inventory in the Zimbabwe operation, increases in prepaid expenses and other assets and decreases in accounts payable and accrued liabilities. Net cash was provided by operations of $145,276 due to increases in amounts due from related parties. Net cash used in operating activities was $2,990,691 for the year ended September 30, 1996 and $5,996,061 for the year ended September 30, 1995, a decrease of $3,005,370. The decrease in net cash used in operating activities in 1996 was due principally to the decrease in the net loss (before depreciation and other non-cash expenses) of $1,354,615 because of the decrease in active mineral exploration programs along with increases in accounts payable, accrued liabilities and decreases in inventories.

Net Cash Used in Investing Activities Net cash of $11,100,624 was used in investing activities to purchase property and equipment at the Zimbabwe mining properties and make investments in and advances to WPUR. This amount was offset by proceeds from the sale of assets and a decrease in other assets amounting to $922,374. These activities resulted in net cash used in investing activities of $10,186,250. Net cash used in investing activities was $15,746,799 for the year ended September 30, 1996 due to the purchase of certain businesses in Zimbabwe, the development of certain mineral properties and assets in Zimbabwe, purchases of property and equipment at the Zimbabwe mining properties and investments in WPUR, and the investment in the Relief
Canyon joint venture. During the year ended September 30, 1995, the Company received $1,487,538 from the sale of investments and $209,324 from the sale of assets. This was offset by an increase in investments in and advances to affiliates of $650,000 and $239,749 that was used to purchase property and equipment. These transactions resulted in net cash provided by investing activities of $807,113.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $30,061,122 for the year ended September 30, 1997 due to the Company receiving $29,277,264 from the collection of funds, net of costs, from private placements of convertible preferred stock, $1,410,500 from collection of funds, net of costs, from a private placement of common stock, $352,140 received from the exercise of stock options and $4,966,160 proceeds from a bank line of credit. These amounts were offset by an increase in restricted cash of $5,074,659, purchases of treasury stock of $750,000 and payments of long-term debt of $120,283. Net cash provided by financing activities was $17,772,082 for the year ended September 30, 1996 due to the Company receiving $17,725,685 from the collection of funds, net of costs, from private placements of common stock and $200,400 received from the exercise of stock options, offset by the repayment of long-term debt of $154,003. As discussed above, during the year ended September 30, 1995, the Company received $4,700,000 (net of debt issuance costs) from the placement of a debenture, $3,060,712 from the issuance of common stock of the Company and $1,326,564 from the issuance of WPUR and Vector Venture Corporation common stock, offset by repayment of long-term debt of $42,609, resulting in net cash provided by financing activities of $9,044,667.

INFLATION AND CHANGING PRICES

The Company's consolidated financial statements are prepared on a historical cost basis of accounting, and as such do not recognize changes in purchasing power. Due to the recent declines in gold prices, the Company has significantly curtailed its underground development for sulphide ore and is concentrating on tailings processing and treatment of oxide ore.

The Company's gold mining operations are located in Zimbabwe which is considered to be a desirable location. All of the Company's gold production is sold to the Zimbabwe government refinery at the current world gold spot price as quoted in London, England. Gold sales are settled in U.S. dollars. The spot gold price at December 17, 1997 was $283.50 per ounce while the 400 day moving average spot gold price was $352.30 per ounce.

Operating costs will be affected in part by local inflation rates. Inflation in Zimbabwe has been relatively stable in recent years and was estimated at 20.0% for 1997 and was 21.4% for 1996 and 22.6% for 1995. The rate on foreign exchange has typically dropped in line with the inflation rate and as such, since the Company settles its gold sales in U.S. dollars, most of the negative impact of inflation is offset.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. The statement is effective for financial statements of the Company for periods ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the fully diluted EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt the new statement for its fiscal year ending September 30, 1998, and anticipates that earnings per share calculations will not be significantly different from those previously calculated.

The FASB recently issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt the new statement for its fiscal year beginning October 1, 1998, and does not anticipate that adoption will have a significant impact on its consolidated financial statements. Under the new statement the Company will report the change in foreign currency translation adjustment as a component of comprehensive income.

The FASB recently issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosure About Segments of an Enterprise and Related Information, which is also effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for segment reporting in the financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new statement for its fiscal year beginning October 1, 1998 and does not anticipate that providing required disclosures will result in significantly different information from that which is disclosed in Note 5. in the Notes to the Consolidated Financial Statements.

 ITEM 8. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:  Page
                                                                      ----


Consolidated Financial Statements of Casmyn Corp.

 Independent Auditors' Report..........................................30

 Consolidated Balance Sheets as of September 30, 1997 and 1996........ 31

 Consolidated Statements of Operations for the Years Ended
   September 30, 1997, 1996 and 1995.................................. 32

 Consolidated Statements of Stockholders' Equity (Deficiency)
   for the Years Ended September 30, 1997, 1996 and 1995.............. 33

 Consolidated Statements of Cash Flows for the Years
    Ended September 30, 1997, 1996 and 1995............................35

 Notes to the Consolidated Financial Statements....................... 37


                         INDEPENDENT AUDITORS' REPORT


 To the Board of Directors and Stockholders of Casmyn Corp.

  We have audited the accompanying consolidated balance sheets of Casmyn Corp. and subsidiaries (collectively, the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the three year period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 1997 in conformity with accounting principles generally accepted in the United States.



Deloitte & Touche
Chartered Accountants



Vancouver, Canada
December 17, 1997

                                 CASMYN CORP.
                         CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                     ASSETS
                     ------
CURRENT ASSETS:

Cash and cash equivalents                   $18,185,515             $4,046,194
Restricted cash                               5,074,659                      -
Marketable securities                         2,096,704                      -
Accounts receivable                             511,135                210,748
Inventories                                     751,299                517,837
Prepaid expenses and other assets               247,560                 15,295
                                       ----------------        ---------------
Total current assets                         26,866,872              4,790,074
INVESTMENT IN AND ADVANCES TO AFFILIATES      4,574,368              2,748,031
PROPERTY AND EQUIPMENT, NET                  16,676,347             14,101,782
DUE FROM RELATED PARTIES, NET                         -                211,708
OTHER ASSETS                                    155,792                465,544
                                       ----------------        ---------------
TOTAL ASSETS                                $48,273,379            $22,317,139
                                       ================        ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable                             $1,108,944             $2,024,973
Short-term borrowings                         4,966,160                      -
Accrued taxes from acquisition                  792,801                993,660
Payable to joint venture                              -                623,000
Accrued liabilities                           2,156,704                303,864
Current portion of long-term debt                58,418                107,471
                                       ----------------        ---------------
Total current liabilities                     9,083,027              4,052,968
                                       ----------------        ---------------
DIVIDEND PAYABLE                              4,574,368
LONG-TERM DEBT                                        -                 71,230
CONVERTIBLE DEBT                                      -              5,000,000
                                       ----------------        ---------------
Total Liabilities                            13,657,395              9,124,198
                                       ----------------        ---------------
MINORITY INTEREST                               144,220                      -
                                       ----------------        ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value; 20,000,000
shares authorized; 1,406,962 and nil shares
issued and outstanding;
liquidation preference $38,999,726              140,697                      -
Common stock, $.04 par value; 300,000,000 shares
authorized; 13,376,714 and 12,512,133 shares
issued and outstanding                          535,069                500,485
Additional paid-in capital                   66,486,227             25,735,368
Accumulated deficit                        ( 28,453,840)          ( 12,389,109)
Foreign currency translation adjustment    (  3,328,954)          (    653,803)
Treasury stock at cost, 181,487 and nil
shares                                     (    907,435)                     -
                                       ----------------          -------------
Total stockholders' equity                   34,471,764             13,192,941
                                       ----------------          -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                      $48,273,379            $22,317,139
                                       ================        ===============


The accompanying notes are an integral part of these consolidated financial statements

                                       CASMYN CORP.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                                        1997             1996
                                            ----------------  ---------------
REVENUES:
  Precious metals                            $     3,392,160   $      630,481
  Water purification                                       -                -
                                            ----------------  ---------------
                                                   3,392,160          630,481
                                            ----------------  ---------------
COSTS AND EXPENSES:
  Mineral operations                               3,045,360          958,561
  Cost of water purification revenues                      -                -
  General and administrative expenses              3,161,153        2,377,138
  Professional services                              420,648          318,997
  Compensatory stock option expense                   74,040          364,560
  Depreciation, depletion and amortization           523,463          232,019
  Mineral exploration expense                      1,304,242          423,717
  Write down of assets                                     -          672,560
  Research and development                                 -                -
  Mergers and acquisitions                           280,452          482,339
                                            ----------------  ---------------
                                                   8,809,358        5,829,891
                                            ----------------  ---------------
LOSS FROM OPERATIONS                             ( 5,417,198)     ( 5,199,410)
                                            ----------------  ---------------

OTHER INCOME (EXPENSE):
Equity in net loss of affiliate                  ( 1,034,604)    (  3,177,953)
Minority interest in net loss of
  consolidated subsidiary                             35,780                -
Loss on foreign exchange                        (    861,857)               -
Gain (loss) on sale of investments                   126,000                -
Interest income (expense), net                       257,404           47,463
Other income (expense), net                          101,048            8,574
                                            ----------------  ---------------
                                                 ( 1,376,229)    (  3,121,916)
                                            ----------------  ---------------
LOSS FROM CONTINUING OPERATIONS                  ( 6,793,427)     ( 8,321,326)
                                            ----------------  ---------------
DISCONTINUED OPERATIONS:
Loss from discontinued operations                          -                -
Gain on disposal of discontinued operations                -                -
                                            ----------------  ---------------
                                                           -                -
                                            ----------------  ---------------
NET LOSS                                     $   ( 6,793,427)  $  ( 8,321,326)
                                            ================  ===============
LOSS PER COMMON SHARE:
  Net loss                                   $   ( 6,793,427)  $  ( 8,321,326)
  Less:  dividends on convertible
    preferred stock                             (    871,260)               -
  Less:  amortization of discount on
    convertible preferred stock                  ( 3,825,676)               -
                                             ----------------  --------------
NET LOSS APPLICABLE TO COMMON SHARES         $   (11,490,363)  $  ( 8,321,326)
                                             ===============   ==============
 NET LOSS PER COMMON SHARE                   $         (0.90)  $        (1.16)
                                            ================  ===============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                  12,811,670        7,148,742
                                            ================  ===============


The accompanying notes are an integral part of these consolidated financial statements

                                   CASMYN CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                                          1995
                                                 -------------
REVENUES:
  Precious metals                                 $          -
  Water purification                                   382,158
                                                 -------------
                                                       382,158
                                                 -------------
COSTS AND EXPENSES:
  Mineral operations                                         -
  Cost of water purification revenues                  489,589
  General and administrative expenses                3,678,245
  Professional services                                229,854
  Compensatory stock option expense                    955,100
  Depreciation, depletion and amortization              98,805
  Mineral exploration expense                        1,010,334
  Write down of assets                                       -
  Research and development                             185,053
  Mergers and acquisitions                             134,749
                                                 -------------
                                                     6,781,729
                                                 -------------
LOSS FROM OPERATIONS                               ( 6,399,571)
                                                 -------------

OTHER INCOME (EXPENSE):
Equity in net loss of affiliate                              -
Minority interest in net loss of
  consolidated subsidiary                            3,502,401
Loss on foreign exchange                                     -
Gain (loss) on sale of investments                  (  150,000)
Interest income (expense), net                       (  44,863)
Other income (expense), net                             17,176
                                                 -------------
                                                     3,324,714
                                                 -------------
LOSS FROM CONTINUING OPERATIONS                    ( 3,074,857)
                                                 -------------
DISCONTINUED OPERATIONS:
Loss from discontinued operations                      (77,354)
Gain on disposal of discontinued operations            109,783
                                                 -------------
                                                        32,429
                                                 -------------
NET LOSS                                          $ (3,042,428)
                                                 =============
LOSS PER COMMON SHARE:
  Net loss                                        $( 3,042,428)
  Less:  dividends on convertible
   preferred stock                                           -
  Less:  amortization of discount on
   convertible preferred stock                               -
                                                 -------------
NET LOSS APPLICABLE TO COMMON SHARES              $( 3,042,428)
                                                 =============

 NET LOSS PER COMMON SHARE                        $      (0.40)
                                                 =============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                     7,651,336
                                                 =============

The accompanying notes are an integral part of these consolidated financial statements.

                                        CASMYN CORP.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                     NUMBER OF              NUMBER OF
                                     COMMON        COMMON   PREFERRED PREFERRED
                                     SHARES        SHARES   SHARES    SHARES
------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1994       7,447,351     $297,887       -         -
------------------------------------------------------------------------------
Issuance of shares for consulting
services                                38,000        1,520       -         -
Private placements                     405,000       16,200       -         -
Private placement of units             714,286       28,578       -         -
Gain on sale of investment in
related party                                -            -       -         -
Issuance of compensatory stock
options                                      -            -       -         -
Less: deferred compensation                  -            -       -         -
Foreign currency translation
adjustments                                  -            -       -         -
Net loss                                     -            -       -         -
------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1995       8,604,637      344,185       -         -
------------------------------------------------------------------------------
Conversion to preferred stock       (2,707,000)    (108,280)      -   270,700
Private placement of units           1,159,091       43,364       -         -
Shares issued in lieu of interest        7,302          292       -         -
Deferred compensation                        -            -       -         -
Compensatory stock options                   -            -       -         -
   Less : deferred compensation              -            -       -         -
Exercise of stock options               40,000        1,600       -         -
Acquisition of WestAmerica             606,061       24,243       -         -
Rescission of acquisition of
   WestAmerica                        (606,061)     (24,243)      -         -
Conversion to common stock           2,707,000      108,280       -  (270,700)
Acquisition of Auromar               2,701,103      108,044       -         -
Foreign currency translation
   adjustment                                -            -       -         -
Net loss                                     -            -       -         -
------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1996      12,512,133      500,485       -         -
------------------------------------------------------------------------------

                                     CASMYN CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                    (CONTINUED)

                                     NUMBER OF               NUMBER OF
                                     COMMON         COMMON   PREFERRED PREFERRED
                                     SHARES         STOCK    SHARES    STOCK
------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1996       12,512,133     500,485         -       -
------------------------------------------------------------------------------
Adjustment of Auromar acquisition      (174,418)     (6,977)        -       -
Private placement of units              155,000       6,200         -       -
Issuance of shares for services          25,000       1,000         -       -
Deferred compensation                         -           -         -       -
Exercise of stock options               185,500       7,420         -       -
Shares issued in lieu of interest        10,678         428         -       -
Private placement                             -           - 1,285,085 128,509
Conversion of convertible debt          594,856      23,794    83,467   8,347
Preferred stock penalty shares                -           -    11,686   1,169
Conversion discount on convertible
  preferred stock                             -           -         -       -
Preferred stock dividend                      -           -    38,631   3,863
Conversion of preferred stock
  to common stock                        67,965       2,719   (11,907) (1,191)
Dividend payable for Spin-off
of WaterPur investment                        -           -         -       -
Purchase of treasury stock                    -           -         -       -
Foreign currency translation adjustment       -           -         -       -
Net loss                                      -           -         -       -
------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1997       13,376,714    $535,069 1,406,962$140,697
------------------------------------------------------------------------------

CONTINUED

                                                         FOREIGN
                                 ADDITIONAL              CURRENCY
                                 PAID-IN    ACCUMULATED  TRANSLATION
                                 CAPITAL    DEFICIT      ADJUSTMENT
------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1994   $2,941,415 $(1,025,355) $            -
------------------------------------------------------------------------------
Issuance of shares for consulting
services                            188,480           -               -
Private placements                2,236,650           -               -
Private placement of units        4,721,431           -               -
Gain on sale of investment in
related party                       916,268           -               -
Issuance of compensatory stock
options                           1,220,160           -               -
Less: deferred compensation        (364,560)          -               -
Foreign currency translation
adjustments                               -           -           7,350
Net loss                                  -  (3,042,428)              -
------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1995   11,859,844  (4,067,783)          7,350
------------------------------------------------------------------------------
Conversion to preferred stock    (  162,420)          -               -
Private placement of units       12,929,319           -               -
Shares issued in lieu of interest   120,600           -               -
Deferred compensation               364,560           -               -
Compensatory stock options          576,250           -               -
   Less : deferred compensation   ( 576,250)          -               -
Exercise of stock options           198,800           -               -
Acquisition of WestAmerica        6,755,459           -               -
Rescission of acquisition of
  WestAmerica                    (6,755,459)          -               -
Conversion to common stock          162,420           -               -
Acquisition of Auromar              262,245           -               -
Foreign currency translation
   adjustment                             -           -      (  661,153)
Net loss                                  - ( 8,321,326)              -
------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1996   25,735,368 (12,389,109)    (   653,803)
------------------------------------------------------------------------------


                                                           FOREIGN
                                   ADDITIONAL              CURRENCY
                                   PAID-IN     ACCUMULATED TRANSLATION
                                   CAPITAL     DEFICIT     ADJUSTMENT
------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1996     25,735,368 (12,389,109) (   653,803)
------------------------------------------------------------------------------
Adjustment of Auromar acquisition       6,977           -            -
Private placement of units          1,404,300           -            -
Issuance of shares for services       225,561           -            -
Deferred compensation                  74,040           -            -
Exercise of stock options             344,720           -            -
Shares issued in lieu of interest      88,271           -            -
Private placement                  29,053,553           -            -
Conversion of convertible debt      4,767,859           -            -
Preferred stock penalty shares    (     1,169)          -            -
Conversion discount on convertible
preferred stock                     3,825,676 ( 3,825,676)           -
Preferred stock dividend              961,912 (   871,260)           -
Conversion of preferred stock
to common stock                    (      841)          -            -
Dividend payable for Spin-off of
WaterPur investment                         - ( 4,574,368)           -
Purchase of treasury stock                  -           -            -
Foreign currency translation adjustment     -           -  ( 2,675,151)
Net loss                                    - ( 6,793,427)           -
------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1997    $66,486,227$(28,453,840)$( 3,328,954)
------------------------------------------------------------------------------

                                                  TOTAL
                                                  STOCKHOLERS'
                                     TREASURY     EQUITY
                                     STOCK        (DEFICIENCY)
------------------------------------------------------------------------------
Balances at September 30, 1994       $        -   $ 2,213,947
------------------------------------------------------------------------------
Issuance of shares for consulting
  services                                    -       190,000
Private Placements                            -     2,252,850
Private Placement of units                    -     4,750,009
Gain on slae of investment in
  related party                               -       916,268
Issuance of compensatory stock
  options                                     -     1,220,160
   Less: deferred compensation                -      (365,560)
Foreign currency translation
  adjustment                                  -         7,350
Net Loss                                      -    (3,042,428)
-------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1995                -     8,143,596
-------------------------------------------------------------------------------
Conversion to preferred stock                 -             -
Private placement of units                    -    12,975,683
Shares issued in lieu of interest             -       120,892
Deferred compensation                         -       364,560
Compensatory stock options                    -       576,250
  Less: deferred compensation                 -      (576,250)
Exercise of stock options                     -       200,400
Acquisition of WestAmerica                    -     6,799,702
Rescission of acquisition of
  WestAmerica                                      (6,779,702)
Conversion to common stock                    -             -
Acquisition of Auromar                        -       370,289
Foreign currency translation
  adjustment                                  -      (661,153)
Net loss                                      -    (8,321,326)
------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1996                -    13,192,941
------------------------------------------------------------------------------



                                                   TOTAL
                                                   STOCKHOLDERS'
                                     TREASURY      EQUITY
                                     STOCK         (DEFICIENCY)
-------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1997                -    13,192,941
------------------------------------------------------------------------------
Adjustment of Auromar acquisition             -             -
Private Placement of units                    -     1,410,500
Issuance of shares for services               -       226,561
Deferred compensation                         -        74,040
Exercise of stock options                     -       352,140
Shares issued in lieu of interest             -        88,699
Private placement                             -    29,182,062
Conversion of convertible debt                -     4,800,000
Preferred stock penalty shares                -             -
Conversion discount on
  convertible preferred stock                 -             -
Preferred stock dividend                      -        94,515
Conversion of preferred stock to
  common stock                               -            687
Dividend payable for Spin-off of
  WaterPur investment                        -     (4,574,368)
Purchase of treasury stock            (907,435)    (  907,435)
Foreign currency translation
  adjustment                                 -     (2,675,151)
Net loss                                     -     (6,793,427)
------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1997       $(907,435)   $34,471,764
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

                               CASMYN CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                           1997           1996            1995
                                ---------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                           $(6,793,427)   $(8,321,326)    $(3,042,428)
Adjustments to reconcile net income
  (loss) to
 net cash used in operating activities:
  Depreciation, depletion and
    amortization                       523,463        232,019          98,805
  Loss on foreign currency
    translation                        861,857              -               -
  Equity in net loss of affiliate    1,034,604      3,177,953               -
  Minority interest in net
    loss of consolidated
    subsidiary                    (     35,780)             -      (3,502,401)
  Write down of assets                       -        672,560               -
  Write down of mineral
    exploration properties             394,455              -               -
  (Gain) loss on sale
    of investments                 (   126,000)             -         150,000
  Gain on disposal of
    discontinued operations                  -              -      (  109,783)
  Compensatory stock option
    expense                             74,040        364,560         955,100
  Amortization of debt issue
    costs                               30,000         60,000          10,000
  Other non-cash expense               315,260        120,892         392,750
  (Increase) decrease in
    accounts receivable            (   449,523)      (215,335)        102,834
  (Increase) decrease in
    inventories                    (   393,024)       255,269         140,460
  Increase in prepaid expenses
    and other assets               (   155,179)     ( 123,900)     (  730,891)
  Increase (decrease) in accounts
    payable                        (   608,002)       857,922          15,432
  Increase (decrease) in accrued
    liabilities                    (   243,864)       252,282         (32,527)
  Increase (decrease) in amounts
    due from related parties           145,276       (323,587)       (443,412)
                               ---------------  -------------  --------------
    Net cash used in operating
      activities                    (5,425,844)   ( 2,990,691)     (5,996,061)
                               ---------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of
  cash acquired *                            -    ( 4,354,428)              -
Decrease in cash due to change
  in accounting for
   investment in WPUR **                     -      ( 459,708)              -
Proceeds from sale of investments
  in related parties                         -              -       1,487,538
Proceeds from sale of other assets     900,000              -         209,324
(Increase) decrease in other assets     22,374       (194,123)              -
Increase in investment in and
  advances to affiliates           ( 2,680,941)   ( 3,190,567)     (  650,000)
Purchase of property and equipment ( 8,427,683)   ( 7,547,973)       (239,749)
                               ---------------  -------------  --------------
     Net cash (used in) provided
       by investing activities     (10,186,250)   (15,746,799)        807,113
                               ---------------  -------------  --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock             1,410,500     17,725,685       3,060,712
Issuance of common stock for
  exercise of stock options            352,140        200,400               -
Issuance of WPUR and VVC common
  stock                                      -              -       1,326,564
Issuance of preferred stock         29,277,264              -               -
Proceeds from convertible debt               -              -       5,000,000
Proceeds from line of credit         4,966,160              -               -
Increase in restricted cash        ( 5,074,659)             -               -
Repayments of long-term debt      (    120,283)    (  154,003)        (42,609)
Purchase of treasury stock        (    750,000)             -               -
Payment of debt issue costs                  -              -        (300,000)
                               ---------------  -------------  --------------
      Net cash provided by
        financing activities        30,061,122     17,772,082       9,044,667
                               ---------------  -------------  --------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS   (     309,707)        72,657           7,350
                               ---------------  -------------  --------------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS         14,139,321     (  892,751)      3,863,069

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                  4,046,194      4,938,945       1,075,876
                               ---------------  -------------  --------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                   $   18,185,515   $  4,046,194   $   4,938,945
                               ===============  =============  ==============

                                                                  (CONTINUED)
The accompanying notes are an integral part of these consolidated financial statements

                                      CASMYN CORP.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                     (CONTINUED)
                                          1997           1996            1995
                               ---------------  -------------  --------------

CASH PAID FOR INTEREST          $      145,349   $    147,169   $      12,605
                               ===============  =============  ==============

NONCASH INVESTING AND FINANCING
  ACTIVITIES:

  Issuance of common stock for
    subscriptions receivable    $            -   $          -   $   7,125,002
  Transfer of equipment to
    related parties                          -              -      (   36,641)
  Issuance of common stock
    for services                       226,561              -         390,000
  Issuance of common stock
    for payment of interest             88,699        120,892               -
  Investment in related party
    received for repayment of debt   4,574,368              -       2,378,475
  Dividend payable for spin-off
    of investment in related party ( 4,574,368)             -               -
  Issuance of preferred shares
    for payment of dividend            871,260              -               -
  Investment in marketable
    security for accrued liability   2,096,704              -               -
  Conversion of debenture to
    common stock and preferred
      stock, net of debt issue costs 4,800,000              -               -
  Decrease in other assets and
    decrease in additional paid-in
      capital to reclassify
      unamortized debt issuance costs
      for debt converted to preferred
      stock and common stock           200,000              -               -
  Amortization of discount on
    convertible preferred stock      3,825,676              -               -
  Reduction of payable to joint
    venture and investment in
      joint venture                    623,000              -               -
  Acquisition of treasury stock
    for repayment of amounts due
      from related party               157,435              -               -
  Exchange of investment in
    Auromar for investment in WPUR           -        204,227               -
  Conversion of common stock
    to preferred stock                       -        270,700               -
  Conversion of preferred stock
    to common stock                      2,719        270,700               -
  Issuance of common stock to
    acquire WestAmerica                      -      6,779,702               -
  Rescission of acquisition of
    WestAmerica                              -      6,779,702               -
  Adjustment of acquisition of
    Auromar Development Corp.            6,977              -               -
  Property and equipment
    purchased through issuance of
    accounts payable and accrued
    liabilities                                       1,051,896             -
  Decrease in investment in WPUR
    and increase in advances
    to WPUR for dividends on
    preferred stock                            -        237,500             -

------------------------------------------------------------------------------

* PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED:

Working capital, other than cash                         $(108,227)
       Mineral properties                               (4,945,600)
     Property and equipment                               (896,516)
 Accrued taxes from acquisition                            993,660
          Stock issued                                     370,289
   Capital lease obligations                               231,966
                                                      ------------
       Net cash used to acquire businesses             $(4,354,428)
                                                      ============

** IMPACT ON THE COMPANY'S 1996 CONSOLIDATED BALANCE SHEET RESULTING FROM THE CHANGE FROM CONSOLIDATION TO THE EQUITY METHOD OF ACCOUNTING FOR THE INVESTMENT IN WPUR:

Current assets                                           $ 439,673
Investment in and advances to affiliates                  (654,853)
Property and equipment, net                                141,688
Other assets                                                 3,024
Current liabilities                                       (389,240)
                                                        ----------
Decrease in cash due to change in accounting
for investment in WPUR                                   $(459,708)
                                                        ==========

                                     CASMYN CORP.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Casmyn Corp. ("Casmyn" or the "Company") was incorporated in Colorado on December 4, 1984. Casmyn was in the development stage from its inception through August 1994 when it purchased all of the common stock of Casmyn USA, Inc. ("Casmyn USA"). Casmyn USA's principal business was performing contract research and development services.

Effective August 12, 1996, pursuant to approval of a Plan of Arrangement by the Supreme Court of British Columbia, Canada, the Company acquired 100% of the outstanding common stock of Auromar Development Corporation ("Auromar", see Note 7).

Casmyn also has the following wholly owned subsidiaries: Casmyn Mining Corporation, which serves as a holding company for the Company's mineral exploration operations in South Africa; Casmyn Mining Zimbabwe (Private) Ltd., which owns and is conducts mining operations in Zimbabwe; Copperbelt Associates, Limited, which is actively exploring for mineral resources in Zambia; and Casmyn International Inc., a 55% owned subsidiary, which is evaluating various business opportunities in the Commonwealth of Independent States ("CIS").

On June 29, 1995, the Company acquired an equity interest in WaterPur International Inc. ("WPUR", formerly Vector Environmental Technologies, Inc.) through the acquisition of 3,000,000 5%, cumulative, convertible, voting preferred shares of WPUR ("Preferred Shares"), in exchange for approximately $2,400,000 in debts owing to the Company. On September 29, 1995, Casmyn purchased an additional 1,000,000 Preferred Shares of WPUR at $2.00 per share.
  WPUR is related to Casmyn through the existence of certain common officers, directors and significant stockholders. Under the terms of the Preferred Shares, effective September 30, 1996, the Company converted these Preferred Shares into common stock of WPUR, resulting in the Company owning approximately 24.3% of the common stock of WPUR. During the fourth quarter of fiscal 1996, the Company exchanged 425,750 common shares of Auromar held as an investment for 1,532,700 restricted common shares of WPUR thereby increasing its percentage ownership in WPUR to approximately 31.2% at September 30, 1996.

Effective September 30, 1997, the Company received 7,900,004 shares of the Convertible Preferred Stock ("Convertible Preferred Shares") of WPUR from the following transactions (the "Restructuring"). The Company restructured its interest in WPUR through (a) the conversion of $4,574,368 (net of $157,435 which represents the market value of 31,487 common shares of the Company which was offset against the total debt) of outstanding debt of WPUR (the "WPUR Debt") to 5,082,626 Convertible Preferred Shares; and (b) the exchange of 5,634,756 common shares of WPUR owned by the Company for 2,817,378 Convertible Preferred Shares of WPUR. Each Preferred Share is entitled to two votes per share, bears no dividend, constitutes a senior security of WPUR and may be converted by the holder at any time after twelve months from the date of distribution into two shares of WPUR common stock. All remaining Convertible Preferred Shares will be automatically converted into two shares of WPUR common stock on the eighteenth month from the distribution date. The number of Convertible Preferred Shares to be received upon the conversion of the WPUR Debt was determined based upon the closing market price of WPUR common stock on September 30, 1997. The Restructuring was based upon the advice of independent investment banking firms representing the respective interests of the Company and WPUR.

Effective September 30, 1997, the Company's Board of Directors announced the spin-off to its shareholders of all the 7,900,004 Convertible Preferred Shares received by the Company in the Restructuring to the common and preferred shareholders of the Company of record on October 15, 1997 (see Note 6). The Company purchased 150,000 shares of the Company's common stock held by WPUR for cash of $5.00 per share, and 31,487 shares of the Company's common stock valued at $5.00 per share were used to offset a portion of the WPUR Debt. These 150,000 shares and the 31,487 shares used to offset a portion of the WPUR Debt are being held in the Company's treasury.

Additionally, WPUR issued to the Company warrants to purchase up to 3,300,000 WPUR common shares at a price of $.75 per share exercisable for a three year period.

WPUR, performs research and development of water purification technologies in addition to marketing and designing water purification and treatment equipment. WPUR operates through various wholly owned subsidiaries: Vector Vietnam, Ltd., which holds and manages Vietnamese operations; Vector Manufacturing Corp. ("VMC") which provides purchasing and manufacturing services; and its 95% owned subsidiary, Vector Venture Corp., which holds certain technologies and licenses. The Company shares offices, personnel and certain facilities with WPUR and accordingly actual costs related to these officers, personnel and facilities are shared.

BASIS OF PRESENTATION

Consolidated financial statements for the fiscal year ended September 30, 1995 and subsequent interim quarterly periods in fiscal 1996 include the financial statements of WPUR on a consolidated basis due to the Company having a voting controlling interest in WPUR and accounting for the acquisition of its investment in WPUR as a combination of entities under common control. This voting controlling interest arose through the provisions of the Preferred Shares held by the Company, whereby each Preferred Share was entitled to the equivalent of four common share votes. Effective September 30, 1996, the Company converted these Preferred Shares into common shares and thereby relinquished its voting control of WPUR. Therefore, as of September 30, 1996, the investment in WPUR has been recorded in the consolidated balance sheet using the equity method of accounting and this method of accounting has been applied prospectively from that date to the date of the restructuring described above. The consolidated statement of operations for the years ended September 30, 1997 and 1996 reflect an equity method presentation retroactive to the beginning of the fiscal year ended September 30, 1996. The consolidated financial statements for the year ended September 30, 1995 have not been restated.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Casmyn and its wholly owned and controlled subsidiaries (collectively, the "Company"). All intercompany transactions and balances have been eliminated on consolidation.

DISCONTINUED OPERATIONS

In 1995, VMC discontinued its metal fabrication segment. The results of the metal fabrication segment have been reported separately as discontinued operations in the accompanying consolidated statements of operations for the year ended September 30, 1995. Sales for the metal fabrication segment were $12,379 during the year ended September 30 1995.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 1997 and 1996, bank balances held in excess of Federally insured limits were $124,827 and $576,646, respectively.

INVENTORIES

Inventories at September 30, 1997 and 1996 consist of mining supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Mineral properties - Mineral properties are stated at acquisition cost. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body, are capitalized. Acquisition and capitalized costs are charged to future operations using a unit-of-production method over the estimated life of the ore body as determined based upon proven and probable ore reserves. If a property is determined not to be commercially feasible, unrecoverable costs are expensed in the year such determination is made. On-going development expenditures to maintain production are charged to operations as incurred.

When the Company enters into agreements for the acquisition of interests in mineral properties that provide for periodic payments such amounts are not recorded as a liability since they are payable entirely at the Company's discretion. Such payments, when made, are recorded as mineral exploration expense. If such payments are not made, such non-payments will result in the write-off of the related investment in mineral properties.

Buildings - Buildings are depreciated on a straight-line basis over their estimated useful lives of forty years.

Other property and equipment - Other property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over their estimated useful lives of three to seven years.

REVENUE RECOGNITION

Revenue from sale of gold production is recognized when products are delivered to the buyer or when quantity and price of the sale are reasonably assured. Revenue from sale of water purification equipment is recognized when goods are shipped to customers.

LOSS PER SHARE

Loss per common share is computed on the basis of the weighted average number of outstanding common shares and common stock equivalents, when dilutive. The net loss per common share of $(0.90) includes a loss of $(0.30) per share attributable to the amortization of the discount on convertible preferred stock (see Note 12) and $(0.07) from the 8% dividend on the convertible preferred stock.

FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into US dollars at the exchange rate in effect at each year end. Statement of operations accounts are translated into US dollars at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity.

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

RECLASSIFICATIONS

Certain amounts in the 1996 and 1995 consolidated financial statements and notes thereto have been reclassified to conform with the 1997 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes, based upon current information that the carrying value of the Company's cash and cash equivalents, restricted cash, marketable securities, accounts receivable and accounts payable, accrued liabilities and short term borrowings approximates fair value due to the short maturity of those instruments. The fair value of amounts due from related parties is not determinable because of the related party nature of the amounts. The Company estimates that the fair value of its long-term debt approximates its carrying value because interest rates on the debt approximate market rates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. The statement is effective for financial statements of the Company for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the fully diluted EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt the new statement for its fiscal year ending September 30, 1998, and anticipates that earnings per share calculations will not be significantly different from those previously calculated.

The FASB recently issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt the new statement for its fiscal year beginning October 1, 1998, and does not anticipate that adoption will have a significant impact on its consolidated financial statements. Under the new statement the Company will report the change in the foreign currency translation adjustment as a component of comprehensive income.

The FASB recently issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosure About Segments of an Enterprise and Related Information, which is also effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for segment reporting in the financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new statement for its fiscal year beginning October 1, 1998 and does not anticipate that providing required disclosures will result in significantly different information from that which is disclosed in Note 5.

2.     RESTRICTED CASH

At September 30, 1997, the Company had $5,074,659 of restricted cash (including accrued interest of $74,659). This amount is deposited with two financial institutions under the Company's guarantee of short term loans to unrelated third parties. These deposits bear interest at market rates. Under agreements with the unrelated third parties the loans are secured by certain investment accounts, which contain common shares of the Company. The market value of the shares in these investment accounts at September 30, 1997 and December 15, 1997 is $3,700,000 and $1,500,000 respectively, compared to the
loan  amount  of  $5,000,000.    The Company has the right to  cause  the
sale of the investments from May 30, 1998 to August 30, 1998, with the proceeds therefrom being applied to reduce the loans. The Company may be liable, under certain circumstances for any principal amounts guaranteed that remain outstanding under the short term loan facilities at the termination of the arrangement.

3.     MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with Statement of Accounting Standard No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities. At September 30, 1997, the Company's marketable securities consisted of U.S. government agency issues, all of which are classified as available-for-sale as defined by SFAS No. 115. Such investments are stated at market value which approximates cost. The Company recognized $126,405, nil and nil in gains on sales of marketable securities in the year ended September 30, 1997, 1996 and 1995 respectively.

4.     SHORT TERM BORROWINGS

At September 30, 1997, the Company had borrowed under a short term credit facility a total of $4,966,160. The total available under the facility is $5,000,000 and bears interest at LIBOR plus 2.25% (8.10% at September 30, 1997). After twelve months from the date of initial drawdown, the borrowings under the facility are repayable upon demand. The Company has recognized a foreign exchange loss in the amount of $861,857 in connection with these borrowing. Management does not believe there will be any future foreign exchange losses recognized related to borrowings under this facility.

5.     BUSINESS SEGMENTS

After discontinuing its metal fabrication business segment, the Company has operated principally in two business segments: mineral resource development ("mining") and development and sale of environmental technologies, specifically water purification systems ("water purification"). During the year ended September 30, 1996, the Company operated in water purification through its equity investment in WPUR. The Company's primary focus has been mineral resource development. During fiscal 1996 the Company acquired gold producing properties in Zimbabwe (see Note 7) which commenced operations on a limited basis in April 1996. Throughout fiscal 1996 most of the gold processing operations were shut down during a plant modernization and expansion program, the first phase of which was substantially completed in September 1996. The Company's mining operations are based in Zimbabwe .



                                             Water        Corporate   Consol-
(in thousands)                    Mining     Purification and other   idated
------------------------------------------------------------------------------
1997 (SEE NOTE 1)
Revenues                          $  3,392   $        -   $       -   $ 3,392
Loss from operations                (2,079)           -      (3,338)   (5,417)
Equity in net loss of affiliate          -       (1,035)          -    (1,035)
Identifiable assets                 18,457        4,574      25,242    48,273
Depreciation, depletion and
  amortization                         490            -          33       523
Capital expenditures                 8,416            -          12     8,428
------------------------------------------------------------------------------
1996
Revenues                          $    630   $        -   $       -   $   630
Loss from operations               ( 2,690)           -     ( 2,509)  ( 5,199)
Equity in net loss of affiliate          -    (   3,178)          -   ( 3,178)
Identifiable assets                 15,454        2,748       4,115    22,317
Depreciation, depletion and
  amortization                         196            -          36       232
Capital expenditures                13,832            -         133    13,965
------------------------------------------------------------------------------
1995
Revenues                          $      -   $      382   $       -   $   382
Loss from operations               ( 1,314)      (3,268)    ( 1,818)  ( 6,400)
Identifiable assets                  4,259        5,486       4,571    14,316
Depreciation, depletion and
  amortization                          28           35          36        99
Capital expenditures                   138           91          11       240
------------------------------------------------------------------------------

The Company has operations based in North America, Africa, and in Asia through its equity investment in WPUR. The table below presents information as to the Company's operations by geographic region.



(in thousands)             Africa     North America     Asia      Consolidated
------------------------------------------------------------------------------
1997 (SEE NOTE 1)
Revenues                   $  3,392   $             -   $      -  $     3,392
Loss from operations         (2,079)           (3,294)       (44)      (5,417)
Equity in net loss of
  affiliate                       -              (573)    (  462)      (1,035)
Identifiable assets          18,457            29,614        202       48,273
------------------------------------------------------------------------------
1996
Revenues                   $    630   $             -   $      -   $      630
Loss from operations        ( 2,175)          ( 3,024)         -      ( 5,199)
Equity in net loss of
  affiliate                       -           ( 2,172)   ( 1,006)     ( 3,178)
Identifiable assets          14,056             8,261          -       22,317
------------------------------------------------------------------------------
1995
Revenues                   $      -   $           236   $    146   $      382
Loss from operations        ( 1,315)          ( 4,963)    (  122)     ( 6,400)
Identifiable assets           4,259             9,753        304       14,316
------------------------------------------------------------------------------

6.     INVESTMENT IN AND ADVANCES TO AFFILIATES

The Company's investment in and advances to affiliates at September 30, 1997 and 1996 include the following:



                        1997        1996
                     ----------  ----------
Investment in WPUR   $4,574,368  $1,034,604
Advances to WPUR              -   1,712,421
Other                         -       1,006
Total                $4,574,368  $2,748,031
                     ==========  ==========


As described in Note 1, effective September 30, 1997, the Company completed a settlement with WPUR whereby the Company received 5,082,626 shares of WPUR Convertible Preferred Stock in exchange for $4,574,368 in amounts owed to the Company. These amounts arose principally from working capital advances from the Company to WPUR and for services provided to WPUR by the Company. The determination of the number of Convertible Preferred shares was based upon the market value of WPUR common stock at September 30, 1997. In addition to the debt settlement, the Company exchanged its 5,634,756 common shares of WPUR (approximately 31.2% of the outstanding shares of WPUR) for 2,817,378 Convertible Preferred shares of WPUR. These transactions resulted in the Company owning 7,900,004 Convertible Preferred shares of WPUR.

Also, effective September 30, 1997, the Company's Board of Directors announced the spin-off to its shareholders of all the 7,900,004 Convertible Preferred Shares received by the Company in the Restructuring to the common and preferred shareholders of the Company of record on October 15, 1997. The Company must receive regulatory approval prior to distribution of these Convertible Preferred Shares. As such the accompanying financial statements include an investment in WPUR and a corresponding dividend payable in the amount of $4,574,368.

The  Company  charged   interest at 9% per annum on the advances made to WPUR,
the accrued unpaid interest was included in the settlement described above.

As discussed in Note 1, as of September 30, 1996, the Company recorded its investment in WPUR using the equity method and has applied this method of accounting prospectively from that date. The consolidated statement of operations for the year ended September 30, 1996 reflects an equity method presentation retroactive to the beginning of the year. In addition, the Company has applied the equity method to the consolidated statement of operations to the date of the restructuring, September 30, 1997 . Summarized financial information of WPUR as of September 30, 1997 and 1996 and the years then ended is as follows:



                           1997            1996
Sales                 $   1,301,575   $   1,017,071
Loss from operations   (  3,611,272)   (  4,091,717)
Net loss               (  4,325,654)   (  3,962,346)

Current assets        $   2,893,394   $   2,741,958
Non-current assets          572,125       2,335,850
                      --------------  --------------
                      $   3,465,519   $   5,077,808
                      ==============  ==============

Current liabilities   $     700,426   $   2,659,276
Stockholders' equity      2,765,093       2,418,532
                      --------------  --------------
                      $   3,465,519   $   5,077,808
                      ==============  ==============

7.     ACQUISITIONS

ZIMBABWE

Effective January 31, 1996, in accordance with the terms and conditions of a formal Purchase Agreement concluded in August 1995, the Company completed the acquisition of 100% of the shares of a group of five private mining companies controlled by the Muir Family in Zimbabwe through E.W.B. Properties (Private) Limited ("EWB"). The total consideration for this acquisition was $4,071,415 plus applicable taxes of $792,801. The acquisition included mining claims on several producing gold mining properties covering approximately 2,965 acres in the Bubi Greenstone Gold Belt of Zimbabwe. These properties include infrastructure, mining and milling equipment. This acquisition was accounted for using the purchase method. The purchase price has been allocated to the net assets as follows:



Mineral properties              $  4,293,373
Property and equipment               892,074
Working capital                      111,594
Capital lease obligations        (   231,966)
Accrued taxes from acquisition   (   993,660)
                                -------------
                                $  4,071,415
                                =============


Also, on January 31, 1996, the Company completed the acquisition of a 100% interest in the Dawn Mine property in Zimbabwe from Olympus Gold Mines Ltd. for approximately $455,000. The Dawn Mine is adjacent to the mines acquired in the EWB transaction. The purchase price has been allocated to mineral properties.

ZAMBIA

During the fiscal year ended September 30, 1996, the Company purchased 100% of the common shares of Copperbelt Associates Limited for $65,700. That company's only asset is a prospecting license covering certain properties in the Zambian Copperbelt. The purchase price of $65,700 was allocated to the prospecting license and included in mineral properties.

AUROMAR DEVELOPMENT CORPORATION

Effective August 12, 1996, pursuant to approval of a Plan of Arrangement by the Supreme Court of British Columbia, Canada, the Company acquired approximately 6,570,000 common shares of Auromar in exchange for 2,526,685 common shares of the Company. This transaction has been accounted for as a purchase. The principal asset of Auromar was a 50% option in certain mineral properties located in the Schweizer-Reneke region of South Africa, which was recorded at predecessor cost prior to its acquisition by Auromar. The Company had previously acquired the other 50% in the mineral properties. The purchase price has been allocated to the net assets as follows:



Working capital ( including cash acquired of $171,987)  $169,620
Property and equipment                                     4,442
Mineral properties                                       196,227
                                                        --------
                                                        $370,289
                                                        ========


The Company completed its exploration program in the Schweizer-Reneke region during the year ended September 30, 1997. There were no economically viable mineral deposits located, and as a result, the Company has written off $394,455 in capitalized mineral exploration costs related to these properties in the year ended September 30, 1997.

The Company had previously purchased 1,000,000 shares of common stock of Auromar, in exchange for 3,500,000 restricted common shares of the Company. The investment was valued at $150,000 based upon the Company's approximate 21% share of the historical cost basis of the net assets of Auromar. During the fiscal year ended September 30, 1995, the Company sold 466,350 shares of Auromar common stock in the open market at a gain of $916,268. Because of the intent to merge with Auromar, the gain on sale of Auromar stock had been recorded as an increase to additional paid-in capital. During the fourth quarter of 1996, the Company exchanged the remaining 425,750 common shares of Auromar for 1,532,700 restricted common shares of WPUR. The WPUR shares were recorded at the equivalent book value of the Auromar shares.

The following summarized unaudited pro-forma consolidated results of operations give effect to the above acquisitions as though they had occurred on October 1, 1994.


Years ended September 30                     1996       1995
--------------------------------------   ---------  ---------
(In thousands except per share amounts)
Revenues                                 $  1,503   $  2,723
Net loss                                  ( 8,269)   ( 2,767)
 Loss per common share                   $   (.84)  $   (.27)
--------------------------------------   ---------  ---------


The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchases been made on October 1, 1994, or the future results of operations of the combined companies.

8.     WRITE DOWN OF ASSETS

As part of its efforts to expand mining activities to Ghana, the Company entered into contracts to purchase unrefined gold from certain parties during the year ended September 30, 1996, for final refining and sale at the Royal Canadian Mint in Ottawa, Canada. The Company was required to advance funds under the contracts and paid a total of $672,560 to the sellers. The Company has not received shipment of the gold as stipulated in the contracts, and disputes and litigation have arisen between the parties. The Company believes that it will ultimately be successful in recovering the gold or the advances made under the contracts. However, because of the uncertainties related to this matter, the Company has fully reserved against the advances made and recorded a loss on write down of assets of $672,560 in the fiscal year ended September 30, 1996.

9.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:

                                                       1997          1996
                                                  ------------  -------------
     Mineral properties                            $9,316,277    $6,041,524
     Joint venture mineral properties (Note 15)             -     1,398,000
     Buildings                                      1,802,242     1,133,665
     Mining production equipment                    5,452,757     5,074,163
     Furniture, fixtures and office equipment         294,327       257,803
     Leasehold improvements                            63,004        63,004
     Automotive equipment - mining                    444,315       490,171
                                                  ------------  -------------
     Total                                         17,372,922    14,458,330

     Accumulated depreciation, depletion and
      amortization                                   (696,575)     (356,548)
                                                  ------------ -------------
     Total property and equipment, net            $16,676,347   $14,101,782
                                                  ============ =============

10.  RELATED PARTY TRANSACTIONS

The Company paid $219,449 and $74,456, respectively, to a related party for various office and consulting service costs incurred on behalf of the Company on a cost-recovery basis. Also, during the year ended September 30, 1997 and 1996, the Company paid approximately $1,375,605 and $602,000, respectively, for capital expenditures to a company in which a director of Casmyn Mining Zimbabwe (Private) Ltd. was also a director.

The Company conducts business with various companies that are related through the existence of certain common officers, directors and significant stockholders. As a result of these related party transactions, cash advances from and to the Company and other transactions, including the debt settlement with WPUR for Convertible Preferred Stock of WPUR (see Note 6), the Company had a net amount of $0 and $211,708 due from related parties at September 30, 1997 and 1996 respectively.

11.     LONG-TERM AND CONVERTIBLE DEBT

Long-term debt consists of the following at September 30:

                                                   1997        1996
                                               --------    --------
        Capital leases                         $178,701    $178,701

        Amount repaid during fiscal 1997       (120,283)          -
                                               --------    --------
        Total                                    58,418     178,701
        Less current portion                    (58,418)    107,471
                                               --------    --------
        Long-term portion                      $      -    $ 71,230
                                               ========    ========

        Annual maturities of capital leases are as follows:

        Total payments on capital leases in 1998           $ 64,848
        Less amount representing interest                   ( 6,430)
                                                            -------
        Present value of net minimum lease payments          58,418
        Less current portion                                (58,418)
                                                            -------
        Long-term portion                                  $      -
                                                            =======

On July 19, 1995 the Company placed a $5,000,000, 2.5%, unsecured, convertible debenture due July 31, 2000 ("Debenture") with Societe Generale, Paris, France (the "Holder"). Interest was payable semi-annually commencing January 31, 1996, which, at the election of the Company, may be paid through the issuance of common shares of the Company. During the fiscal year ended September 30, 1997, the Holder elected to convert the Debenture into common stock and convertible preferred stock (see Note 12). The net proceeds from this debenture were $4,700,000 after deducting $300,000 in costs relating to the placement.

12.     STOCKHOLDERS' EQUITY

The  FASB  issued  SFAS  No.  123  ("SFAS  123")  "Accounting  for  Awards  of
Stock-Based Compensation to Employees" in October, 1995. This statement, effective for the Company's fiscal year ending September 30, 1997, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This Statement defines a fair value based method of accounting  for  an  employee  stock  option  or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect of SFAS 123 on net income and earnings per share.

COMMON STOCK

On March 29, 1996, the Company completed a private placement of 750,000 units for net proceeds of $8,745,683. Each unit consisted of one share of the Company's restricted common stock, plus one warrant. Two warrants plus $13.00, will entitle the holder to purchase one share of the Company's common stock. The warrants are exercisable for a period of two years.

On September 11, 1996, the Company completed a private placement of 409,091 units for net proceeds of $4,230,000. Each unit consisted of one share of the Company's restricted common stock plus one warrant. Two warrants plus $11.00 will entitle the holder to purchase one share of the Company's common stock. The warrants are exercisable for a period of four years.

On November 8, 1996, the Company completed a private placement of 155,000 units for net proceeds of $1,410,500. Each unit consisted of one share of the Company's restricted common stock plus one warrant; two warrants plus $10.00 will entitle the holder to purchase one share of the Company's common stock. The warrants are exercisable for a period of two years.

PREFERRED STOCK

The Company has authorized 20,000,000 shares of $.10 par value preferred stock. The Board of Directors is vested with the authority to divide the preferred shares into series and determine the relative rights and preferences at the time of issuance of the series. In January 1997, the Board of
Directors of the Company authorized the creation of a series of 2,500,000 First Convertible Preferred Stock $.10 par value ("Convertible Preferred").

On April 14, 1997, the Company completed the placement of 751,200 shares of Convertible Preferred stock for cash proceeds of approximately $16,759,000 (after cash fees to the placement agent and the Company's financial advisor and estimated transaction expenses); an additional 83,467 preferred shares were issued to Societe Generale in exchange for $2,086,675 principal amount (less $84,000 unamortized debt issue costs) of pre-existing convertible
debentures.    Societe  Generale  also  converted  the  remaining  $2,913,325 principal balance (less unamortized debt issue costs of $116,000) of its convertible debenture in exchange for 594,856 common shares. The Company also issued 3,637 common shares for interest accrued on the convertible debenture through the date of conversion.

On September 2, 1997, the Company completed the placement of 533,885 shares of Convertible Preferred stock for cash proceeds of approximately $12,423,000 including accrued interest at 8% per annum from April 14, 1997 to the date of closing and after cash fees to the placement agents and estimated transaction expenses. The subscription price for the placements was $25 per share. The preferred shares carry an 8% dividend to be paid in additional shares of preferred stock and are convertible into common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion, subject to certain adjustments. The Company has the right to require mandatory conversion if the common stock exceeds certain trading price and volume targets. The number of shares that can be converted by a holder over a ten month period beginning in July, 1997 is limited to 10% per month, on a cumulative basis. The underlying common stock is also restricted for sale subject to daily volume limitations. The placement agents received warrants exercisable for a period of five years to purchase 172,725 shares of the Convertible Preferred stock at $25 per share. The Company issued an additional 11,686 Convertible Preferred shares to participants in the April 14, 1997 placement as a penalty for the Company failing to have a registration statement declared effective by the Securities and Exchange Commission within 90 days of the funding date as provided in the subscription agreement.

The Convertible Preferred stock will be convertible at a discount to the Common Stock ranging from 8.5% to 39% depending upon the date on which such shares are converted. The discount is considered to be an additional preferred stock dividend. At September 30, 1997, the Company recorded a charge to retained earnings and a corresponding increase to additional paid-in capital of $3,825,676 ($0.30 per common share) which represents the initial discount amount. This amount has been recognized as a return to the preferred shareholders and as a reduction of income available to common shareholders. The Company issued a total of 38,631 shares of Convertible Preferred stock as payment of the 8% dividend due on the Convertible Preferred stock through September 30, 1997.

On August 30, 1996 the Company converted 2,707,000 Series A preferred shares into 2,707,000 common shares. These preferred shares were originally issued on October 3, 1995, when the Company converted 2,707,000 of its common shares held directly or beneficially by the Company's President, Chief Executive Officer and Chairman of the Board, into 2,707,000 Series A preferred shares. Each share of Series A preferred stock was convertible, at the holder's option into one share of common stock and was entitled to the equivalent of five common share votes.

STOCK OPTIONS

During 1995, the Company adopted an Incentive Stock Option Plan (ISOP) which provides that a maximum of 800,000 options to purchase the Company's common stock may be granted to officers, employees and advisors of the Company. The total options available under the ISOP was increased from 800,000 to 1,500,000 upon approval by the Company's shareholders at the annual meeting held June 16, 1997. Options granted under the ISOP are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981 Act") as amended by the Tax Reform Act of 1986.

All options granted through September 30, 1995 are exercisable for a term of five years from the date of vesting and vest at a rate of 25% per year over a period of four years. During the year ended September 30, 1996, options to purchase 75,000 shares were granted under the ISOP at prices ranging from $7.00 to $10.00 per share. These options are exercisable for a term of five years from the date of vesting and vest on varying terms of periods up to six years. Certain of these options were compensatory and resulted in total compensation of $74,040, nil and nil being recorded as compensation expense during 1997, 1996 and 1995 respectively.

During 1995, the Company also adopted a non-qualified Stock Option Plan (SOP), which provides for the granting of options to purchase a maximum of 250,000 shares of the Company's common stock at a price of $0.04 per share to officers, employees and advisors of the Company. Options granted under the SOP are not intended to qualify as incentive stock options under the 1981 Act.

All options granted under the SOP in fiscal 1995 were compensatory and resulted in total compensation of $1,220,160, of which $855,600 was recorded as compensation expense during 1995, and $364,560 which was been recorded as compensation expense for the year ended September 30, 1996. With the exception of 50,000 options that completely vested on the date of grant, the options vest over a one year period with 50% vesting at the grant date and 50% on the first anniversary of the grant date.

During 1997, the Company adopted the 1997 Directors Stock Option Plan (DSOP), which provides for the granting of options to purchase a maximum of 350,000 shares of the Company's common stock to Directors of the Company. Options granted under the DSOP are considered to be Nonstatutory Stock Options for tax purposes.

All options granted under the DSOP through September 30, 1997, have an exercise price of $9.00 per share which was equal to the market price per share on the date of grant. All options granted under the DSOP are exercisable for a term of five years from the date of vesting and vest at a rate of 33-1/3% per year beginning December 31, 1997.

During the year ended September 30, 1996, options to purchase 1,000,000 shares of the Company's common stock at $7.00 per share were granted to the Company's president. These options vest over a two year period with one-third vesting at the grant date, and one-third on each of the anniversaries of the grant date. These options expire five years from the date of vesting. In addition, options to purchase 25,000 shares of the Company's common stock at $7.00 were granted to a consultant to the Company. These options were exercised during the year ended September 30, 1996. The option price for these grants was equal to the market price per share at the date of the grants.

The  fair  value  of each option grant during the fiscal years ended September
30, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5%; no dividends; expected lives ranging from three to ten years; and expected volatility of 37%. The weighted-average fair value of those option grants in 1996 and 1997 is $1.41 and $0.99 respectively. The Company applies APB Opinion 25 and related Interpretations in accounting for its option plans.
  In 1997 and 1996, the Company recorded $74,040 and $364,560 respectively in compensation expense related to certain options that were compensatory. Had compensation costs for grants made under the SOP, ISOP and DSOP been determined consistent with the method of SFAS 123, the Company would have recorded approximately $589,000 and $531,000 as additional compensation expense for the years ended September 30, 1997 and 1996 respectively.

Had the Company recorded compensation expense related to certain options under SFAS 123, the loss per common share would have been $(0.94) and $(1.19) for the years ended September 30, 1997 and 1996 respectively.

A summary of stock option activity under these plans follows:

                            Weighted             Weighted
                            average              average
                            option               option             Available
                            price per  Out-      price per  Exer-   for
                            share      standing  share      isable  grant
                           ---------------------------------------------------
1995 ISOP
October 1, 1994, balance                      -                   -         -
Granted                    $5.00        765,000  $-               -    35,000
                            --------------------------------------------------
September 30, 1995, balance 5.00        765,000                   -    35,000
Became exercisable                            -             191,250         -
Canceled                    5.00     (  170,000)         (   25,000)  170,000
Granted                     7.80         75,000                   - (  75,000)
Exercised                   5.00     (    5,000)         (    5,000)
                            --------------------------------------------------
September 30, 1996, balance 5.32        665,000    5.01     161,250   130,000
Became exercisable                            -             143,752         -
Canceled                    5.83     (   60,000)         (   60,000)   60,000
Exercised                   5.00     (   69,500)         (   69,500)
Increase in available for
  grant                                       -                   -   700,000
                            --------------------------------------------------
September 30, 1997, balance 5.30        535,500    5.15     175,502   890,000
                            --------------------------------------------------

1995 SOP
October 1, 1994, balance       -              -                   -         -
Granted                      .04        246,000       -     123,000     4,000
                            --------------------------------------------------
September 30, 1995, balance  .04        246,000     .04     123,000     4,000
Became exercisable             -              -             123,000         -
Exercised                    .04     (   10,000)      -  (   10,000)        -
                            --------------------------------------------------
September 30, 1996, balance  .04        236,000     .04     236,000     4,000
Exercised                    .04     (  116,000)      -  (  116,000)        -
                            --------------------------------------------------
September 30, 1997, balance  .04        120,000     .04     120,000     4,000
                            --------------------------------------------------

1997 DSOP
October 1, 1996, balance                      -                   -         -
Granted                     9.00        275,000                   -    75,000
Canceled                             (  100,000)                  -   100,000
                            -------------------------------------------------
September 30, 1997, balance 9.00        175,000                   -   175,000
                            -------------------------------------------------

OTHER STOCK OPTIONS
October 1, 1995, balance                      -                   -         -
Granted                     7.00      1,025,000                   -         -
Became exercisable                            -             358,000         -
Exercised                   7.00     (   25,000)         (   25,000)        -
                           ---------------------------------------------------
September 30, 1996, balance 7.00      1,000,000    7.00     333,000         -
Became exercisable                            -             333,000         -
                           ---------------------------------------------------
September 30, 1997, balance 7.00      1,000,000    7.00     666,000         -
                           ---------------------------------------------------
Total, September 30, 1997   6.24      1,830,500    5.78     961,502 1,069,000
                           ====================================================


During the year ended September 30, 1997, the Company also entered into an agreement to issue options, upon attainment of certain defined performance criteria, to purchase 375,000 shares of the Company's common stock as compensations for consulting services pertaining to shareholder and investor relations, mergers and acquisitions and strategic planning. These options expire on September 2, 1998 and are exercisable at prices ranging from $6.00 to $9.00.

13.     INCOME TAXES

A reconciliation of the income tax benefit (provision) with amounts determined by applying the statutory U.S. Federal income tax rate to the consolidated income (loss) before income taxes is as follows:


                                               1997         1996         1995
                                        -------------------------------------
Tax benefit (provision) at U.S.
  statutory rate                         $2,377,699   $2,912,464   $1,064,850
Operating losses with no current
  tax benefit                           ( 2,372,449) ( 2,910,437) ( 1,016,968)
Other                                   (     5,250) (     2,027) (    47,882)
                                        -------------------------------------
Total                                    $        -   $        -   $        -
                                        =====================================


The Company's deferred tax items as of September 30 are as follows:

                                                          1997           1996
                                              ----------------   ------------
DEFERRED TAX ASSETS:
Difference between book and tax gain on
  sale of stock sale                           $             -    $   581,960
Difference between book and tax basis
  of property                                           33,790          7,341
Net operating loss carryforwards                     3,073,823      1,231,439
Foreign loss carryforwards                           1,379,450        412,800
Capitalized organization and start-up costs            146,515        181,515
Capitalized exploration costs                          201,342        360,942
Other                                                   20,000         13,129
                                              ----------------   ------------
Total deferred tax assets                            4,854,920      2,789,126
DEFERRED TAX LIABILITIES                                     -              -
VALUATION ALLOWANCE                                 (4,854,920)    (2,789,126)
                                              ----------------   ------------
NET DEFERRED TAX ASSETS                        $             -    $         -
                                              ================   ============

The Company and certain of its subsidiaries do not file consolidated tax returns. The various subsidiaries have losses that may be carried forward to reduce future years' taxable income; however, these losses may not qualify for use under the current Internal Revenue Code due to tax rules concerning ownership changes or because they were not generated within the United States.
 Federal operating loss carryforwards amounted to approximately $10,300,000 at September 30, 1997, and expire in various years through 2012.

14.     OPERATING LEASES

The Company has obligations under operating leases for offices and facilities.
 Minimum annual lease payments are as follows:



 1998        $57,350
 1999         38,486
 2000         38,142
 2001         38,520
 2002         38,897
 thereafter   26,099

Related  rental  expense  was $31,380, $48,381 and $93,197 for the years ended
September 30, 1997, 1996 and 1995 respectively.


15.          RELIEF CANYON JOINT VENTURE

On May 7, 1996, the Company entered into a 50:50 joint venture with Newgold Incorporated ("Newgold"), a public company listed on the OTC Bulletin Board, based in Reno, Nevada, for the development of the Relief Canyon Mine located in Pershing County, Nevada. The Company committed to contribute $1,398,000 for its 50% interest in the venture. As of September 30, 1996, the Company had contributed approximately $775,000 toward its 50% interest in this venture and had recorded the remaining $623,000 commitment as a payable to the joint venture. The Company recorded this investment as an addition to mineral properties. During the year ended September 30, 1997, the Company sold its interest back to Newgold for $900,000 cash, 1,000,000 restricted shares of Newgold common stock and a release from the remaining $623,000 of its commitment. The Company has recorded its investment in the 1,000,000 restricted shares of Newgold at the nominal value of $1,000.

16.          WESTAMERICA TRANSACTION

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

 17. MINORITY INTEREST

Activities in the minority interest account for the year ended September 30, 1997 are as follows:

                               $       -

Investment by minority
    interest                     180,000
Minority interest in net loss   ( 35,780)
                               ---------
Balance, end of year           $ 144,220
                               ==========

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None of the "reportable events" described in Item 304 (a) (1) (ii) or (iv) of Regulation S-K occurred with respect to the Company within the last two fiscal years, or the subsequent interim period to date hereof.

                                   PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY


Certain information about the directors and executive officers of the Company is contained in the following table.
                                                                     SERVED IN
                                                                     CURRENT
                                                                     POSITION
NAME                    AGE           POSITION                       SINCE
-------------------------------------------------------------------------------
Amyn S. Dahya           40  President, Chief Executive Officer and
                            Chairman of the Board                    1994

Hanif Dahya (1) (2)     42  Vice Chairman of the Board               1995

Edmund de Rothschild,
C.B.E.                  80  Director *                               1997

Selwyn Kossuth (1) (2)  60  Director **                              1997

Sandro Kunzle (1) (2)   42  Director                                 1994

Al-Karim Haji           30  Chief Financial Officer                  1997

Douglas C. Washburn     52  Vice President and Treasurer             1994

Dr. Gregory J. Gosson   41  Managing Director of Mining              1994

Dennis E. Welling       51  Controller and Secretary                 1994

(1)  Member of Audit Committee
(2)  Member of Compensation Committee

*   Effective January 8, 1997
** Effective September 26, 1997


BACKGROUND OF OFFICERS AND DIRECTORS OF THE COMPANY
-------------------------------------------------------------------------------

AMYN S. DAHYA. Mr. Dahya has extensive international experience in project development, engineering, joint ventures, and finance. Prior to joining the Company in 1993, he held senior positions with Davy McKee, an international engineering firm and in 1987 he founded Casmyn Group of Companies specializing in mineral and environmental engineering, which he has developed for the last ten years. Mr. Dahya serves on the Board of Directors of several companies, including WPUR where he also holds executive management positions.

HANIF DAHYA. Mr. Dahya is a graduate of Harvard Business School (MBA) with an undergraduate degree in (BSc) in Production Engineering from Loughborough University, UK. He has built a distinguished career on Wall Street and has held senior positions with high profile investment banks including E F Hutton, L F Rothschild Mortgage Corp. (CEO) and Union Bank of Switzerland (managing Director -- UBS Securities). He was most recently a partner at Sandler, O'Neil, a Wall Street investment bank prior to starting his own investment banking and money management company. His experience includes multi-million dollar financings and bond issues. Mr. Dahya provides strategic direction with respect to the Company's financial planning and growth, which is primarily focused on the expansion of operations and the acquisition and development of producing mining properties.

EDMUND DE ROTHSCHILD. Mr. Edmund de Rothschild brings to Casmyn extensive merchant banking experience. He has built a very distinguished career in the international business community through his directorship positions with N. M. Rothschild & Sons Limited, Rothschild Continuation Holdings, and Exbury Enterprises Ltd., among others. Mr. Rothschild was Chairman of N.M. Rothschild & Sons between 1970 - 1975. He has also served on numerous boards such as The Sun Alliance & London Insurance Company, Dunhill Ltd. and Tokyo Pacific Holdings. He was British Government Trustee for Freedom from Hunger Campaign and Government Chairman of British National Export Council for Asia in 1970/71. Mr. de Rothschild has been involved in many charities, including the Royal National Pension Fund for Nurses, Council of Christians and Jews, ex-service charities and various gardening charities. Exbury, his home, features a famous garden which is open to the public and is a part of his Charitable Foundation. He has an Hon. LL.D (University of Newfoundland), Hon. D.Sc (Salford), Order of the Sacred Treasure, 1st Class (Japan). Mr. de Rothschild brings to Casmyn extensive expertise in the areas of corporate finance, business development and strategic planning. On January 1, 1997, Mr. de Rothschild was honoured with the title of Commander of the Order of the British Empire (C.B.E.).

SELWYN KOSSUTH. Mr. Kossuth, has had a successful career in international mining finance and the development of strategic marketing programs and currently serves on the board and audit committee of Royal Bank of Canada Mutual Funds, and on the board of the Glen Ardith Frazer Corp. He is a
consultant  to  the  Investment  Funds  Institute  of  Canada.    Over  his
distinguished career, Mr. Kossuth has served as president and chief executive officer of the Investment Funds Institute of Canada, as executive director and chief operating officer of the Ontario Securities Commission, vice president and director of corporate finance of Nesbitt Thomson, Inc., and president of the Canadian operations of the Hochschild Group. He holds a bachelors degree in commerce from Stellenbosch University, and a master's degree in law from Oxford University. He also is an English barrister.

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

AL-KARIM HAJI. Mr. Haji is a graduate of the University of British Columbia, Canada, in Commerce and Business Administration and is a Canadian Chartered Accountant. He brings nine years of financial management experience to the Company. Prior to joining the Company in 1993, he was with KPMG in Canada for six years, working for clients such as McDonald Dettweiler (subsequently acquired by Orbital Sciences Corp.), Jim Pattison Industries and the Spectra Group. Through his background, Mr. Haji brings to the Company experience in areas of international business development, strategic planning, financial planning, finance and taxation. Mr. Haji is fluent in several languages.

DOUGLAS C. WASHBURN. Mr. Washburn holds a MBA/CPA and brings 26 years of financial management experience to the Company. Prior to joining the Company in 1993 he was a principal at Washburn Partners, a financial consulting firm, from 1990 to 1993. Between 1980 and 1990, he was Vice President and Controller of Armco Financial Corporation, a $1 billion multinational merchant bank and its successor Glenfed Financial Corporation. Through his background he brings to the Company expertise in areas of international finance, planning, taxation, accounting and management information systems.

DR. GREGORY G. GOSSON. Dr. Gosson is the Managing Director of all of the Company's African subsidiaries and is overseeing the Company's exploration activities from the Pretoria, South Africa office. Dr. Gosson has been involved in the mining industry since 1977 and has managed projects in Canada, the U.S.A., the Caribbean, South East Asia, New Zealand, and most recently in South Africa. Prior to joining Casmyn, Dr. Gosson was Chief Geologist for Plexus Resources in the U.S.A. He is a graduate of Queen's University, Canada and obtained his Ph.D. in Geology from Victoria University, New Zealand. Dr. Gosson has been managing Casmyn's property acquisitions and exploration efforts in South Africa for the past five years. His experience in base and precious metal deposits, precious stones, coal, and the oil and gas industry will be instrumental in identifying and developing mining opportunities for Casmyn worldwide.

DENNIS E. WELLING. Mr. Welling, a CPA, currently serves as Controller and Secretary. He has 26 years internal and external audit and controlling experience, including positions with Deloitte & Touche, Armco Steel Corporation and Glenfed Financial Corporation. He has significant management information systems experience in the mining, manufacturing and financial services sectors.

ITEM 11.     EXECUTIVE COMPENSATION

During the year ended September 30, 1997, the Company instituted a Compensation Committee (the "Committee"). This committee approves all matters concerning executive officer compensation.

The information contained herein does not include any compensation paid or accrued by WPUR with respect to such services provided to WPUR by officers of the Company.

  The following is a Summary Compensation Table disclosing annual compensation over $100,000 paid to the executive officers of Registration and/or Option/SAR Grants during the last fiscal year:

                          SUMMARY COMPENSATION TABLE
                 (INCLUDES COMPENSATION PAID BY THE COMPANY)

                    ANNUAL COMPENSATION
                    ---------------------------------------------------------
                    FISCAL YEAR                     OTHER ANNUAL COMP.
NAME AND            ENDING
POSITION                         SALARY   BONUS
-----------------------------------------------------------------------------
Amyn Dahya,         1997  $      150,000  $340,000  $ 79,200
President           1996  $      150,000  $267,700      None
and CEO             1995  $      150,000      None      None



                    LONG-TERM COMPENSATION
                    ---------------------------------------------------------
                    AWARDS                PAYOUTS
                    ---------------------------------------------------------
NAME AND            RESTRICTED   OPTIONS/ LTIP     ALL OTHER
POSITION            STOCK AWARDS SAR's(1) PAYOUTS  COMPENSATION
-----------------------------------------------------------------------------
Amyn Dahya,                  0          0
President                    0  1,000,000
and CEO                      0          0    None      None


(1) In October 1995 Mr. Dahya was granted an option to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $7.00 per share for a period of 5 years, expiring on September 30, 2000, these options vest over a two year period with one-third vesting at grant date, and one-third on each of the anniversaries of the grant date. As of December 15, 1997 none of these Options have been exercised.

No compensation is currently paid to non-employee directors.

All other executive officers of the Company listed above received a combined annual cash compensation of $102,750 for the fiscal year ended September 30, 1997. In addition, the Company pays a portion of each employee's health insurance premium.

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


           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTION/SAR VALUES




                                 Number of Securities      Value of Unexerised
                                 Underlying Unexercised    In-the-Money options
                       Value     options at Sept. 30, 1997 at Sept. 30, 1997
              Shares   Realized  Exercisable /             Exercisable /
Name          Acquired ($000's)  Unexercisable             Unexercisable
==============================================================================
Amyn S. Dahya        0        0           666,667/333,333  $           0/$0
==============================================================================


           LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

No awards under long term incentive plans were made in the fiscal year ended September 30, 1997.

EMPLOYEE STOCK OPTION PLAN

During 1995, the Company adopted an Incentive Stock Option Plan (ISOP) which provides that a maximum of 800,000 options to purchase the Company's common stock may be granted to officers, employees and advisors of the Company. The total options available under the ISOP was increased from 800,000 to 1,500,000 upon approval by the Company's shareholders at the annual meeting held June 16, 1997. Options granted under the ISOP are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981 Act") as amended by the Tax Reform Act of 1986.

The ISOP is administered by the Board of Directors through the Committee presently consisting of three members of the Board. The Committee determines which persons receive options, the number of shares that may be purchased under each option, vesting provisions, option terms and exercise price. Options granted under the ISOP are required to have an exercise price equal to or greater than the market price of the Company's Common Shares at the grant date. In the event an optionee voluntarily terminates his relationship with the Company, he has the right to exercise his accrued options within 3 months of such termination. However, the Company may redeem any accrued options held by an optionee by paying the difference between the option price and the then fair market value. If an optionee's relationship is involuntarily terminated, other than because of death, he/she also has the right to exercise the accrued options within thirty days of such termination. Upon death, his/her estate or heirs have one year to exercise his accrued options.

Options granted under the ISOP are not transferable other than by will or by the laws of descent and distribution. The ISOP provides that the number of shares and the option price will be adjusted on a pro-rata basis for stock splits and stock dividends.

Options must be granted within five years from the effective date of the ISOP. As of September 30, 1995, options to purchase 765,000 shares of common stock were granted under the ISOP. All options granted under the ISOP through September 30, 1996, have an exercise price of $5.00 per share which was equal to the market price per share on the date of grant. All options granted through September 30, 1995 are exercisable for a term of five years from the date of vesting and vest at a rate of 25% per year over a period of four years. During the year ended September 30, 1996, options to purchase 75,000 shares were granted under the ISOP at prices ranging from $7.00 to $10.00 per share. These options are exercisable for a term of five years from the date of vesting and vest on varying terms of periods up to six years. Certain of these options are compensatory and resulted in total compensation of $74,040 being recorded as compensation expense during the year ended September 30, 1997. During the year ended September 30, 1997, there were no options granted under the ISOP and 60,000 options were canceled.

During 1995 the Company also adopted a non-qualified Stock Option Plan (SOP), which grants five year options to purchase a maximum of 250,000 shares of the Company's common stock at a price of $0.04 per share to officers and key employees of the Company. Options granted under the SOP are not-intended to qualify as incentive stock options under the 1981 Act.

As of September 30, 1996, options to purchase up to 246,000 shares of common stock were granted under the SOP. With the exception of 50,000 options granted to a former officer, whose options vest 100% on the grant date, the options vest to the optionee over a one year period with 50% vesting at the grant date and 50% on the first anniversary of the grant date. Options granted under the SOP are compensatory in nature and result in total compensation expense of approximately $1,220,160, of which $855,600 was recorded as compensation expense during 1995 and $364,560 was recorded as expense for the year ended September 30, 1996. During the year ended September 30, 1997, 116,000 options were exercised.

The SOP is administered by the Board of Directors through the Committee which determines which persons will receive options under the SOP, the number of shares that may be purchased under each option and the vesting period. The term of all options is five years and all options must be granted within five years from the effective date of the SOP.

Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. The Option Plan provides that the number of shares and the option price will be adjusted on a pro-rata basis for stock splits and stock dividends.

During 1997, the Company adopted the 1997 Directors Stock Option Plan (DSOP), under which options to purchase a maximum of 350,000 shares of the Company's common stock can be granted to Directors of the Company. Options granted under the DSOP are considered to be Nonstatutory Stock Options for tax purposes.

During the year ended September 30, 1997, 275,000 options were granted and 100,000 options were canceled under the DSOP. All options granted under the DSOP through September 30, 1997, have an exercise price of $9.00 per share which was equal to the market price per share on the date of grant. All options granted under the DSOP are exercisable for a term of five years from the date of vesting and vest at a rate of 33-1/3% per year beginning December 31, 1997.

During the year ended September 30, 1996 options to purchase 1,000,000 shares of the Company's common stock at $7.00 per share were granted to the Company's president. These options vest over a two year period with one-third vesting at the grant date, and one-third on each of the anniversaries of the grant date. These options expire five years from the date of vesting. In addition, options to purchase 25,000 shares of the Company's common stock at $7.00 were granted to a consultant to the Company. These options were exercised during the year ended September 30, 1996. The option price for these grants was equal to the market price at the date of the grants.

The only other benefit plan offered at the present or during 1997 involves a major medical plan which is made available to all employees on a non-discriminatory basis, the Company currently maintains no other stock option plans, no plan which would termed a "Long-Term Incentive Plan" as defined in Item 402 (a)(6)(iii) of the U.S. Securities and Exchange Act, nor any benefit plan which would give rise to "Long Term Compensation" as defined in Item 402(b)(iv) of the U.S. Securities and Exchange Act, except as described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors of the Company formed a compensation committee during the year ended September 30, 1997 composed of Dr. Arthur B. Laffer, Mr. Hanif Dahya and Mr. Sandro Kunzle (Chairman). None of the members of the compensation committee were, during the fiscal year, or previously, officers of the Company. On November 6, 1997, Mr. Selwyn Kossuth was appointed to replace Dr. Laffer on the compensation committee.

CASMYN CORP. COMMON STOCK PERFORMANCE GRAPH

Comparison of cumulative total return assumes $100 invested on December 31, 1994.

[LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]


          12/94  3/95  6/95  9/95  12/95  3/96  6/96  9/96  12/96  3/97  6/97
CASMYN      100    85    85    99    216   204   182   150    108    96    89
S&P 500     100   112   119   127    134   141   146   150    161   165   193
S&P GOLD *  100   103   110   111    109   138   117   111    110    97    90

           9/97  11/97
CASMYN       58     54
S&P 500     206    208
S&P GOLD *   92     68

*  Barrick Gold Corp., Battle Mountain Gold Company, Echo Bay Mines Ltd., Homestake, Newmont
Mining, Placer Dome, Inc. and Santa Fe Gold Corporation.


Each  index  assumes  $100  invested  on  December  31, 1994 and is calculated
quarterly.    Prior to March 1994, trading activity in Casmyn common stock was nil.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's common stock owned on December 31, 1997 by (1) any person (including any "group") who is known by the Company to own beneficially more than 5% of its outstanding common stock, (2) each director and named executive officer, and
(3) all officers and directors as a group.



                                                                 PERCENTAGE OF
NAME AND ADDRESS OF             SHARES OF COMMON STOCK OWNED     COMMON STOCK
BENEFICIAL OWNER                OWNED                            OUTSTANDING **
==============================================================================
AMYN DAHYA
1335 GREG ST. #104                            3,681,694 (1)             25.6%
SPARKS, NV. 89431
------------------------------------------------------------------------------
HANIF DAHYA                                             NIL                -
5 BEECHWOOD ROAD
ALLENDALE, NEW JERSEY 07401
------------------------------------------------------------------------------
SELWYN KOSSUTH
1080 WALDEN CIRCLE, UNIT 55                             NIL                -
MISSISSAUGA, ONTARIO CANADA
L5J 4J9
------------------------------------------------------------------------------
EDMUND DE ROTHSCHILD
N.M ROTHSCHILD & SONS LIMITED
NEW COURT                                               NIL                -
ST. SWITHIN'S LANE
LONDON EC4P 4DU ENGLAND
------------------------------------------------------------------------------
SANDRO KUNZLE
TENUTA AIA VECCHIA                                   25,000                -
58029 SASSOFORTINO (GR)
ITALY
------------------------------------------------------------------------------
BISMILLAH CHILDREN'S                          1,807,750 (2)             13.2%
FOUNDATION LTD.
1335 GREG ST. #104
SPARKS, NV. 89431
------------------------------------------------------------------------------
SOCIETE GENERALE                              3,459,590 (3)             22.8%
17 COURS VALNY
LA DEFENSE
CEDEX
PARIS, FRANCE
------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS
AND DIRECTORS OF THE
COMPANY AS A GROUP
(8 PERSONS)                                  3,862,399                  26.7%
==============================================================================

** Based upon 13,709,909 common shares outstanding at December 17, 1997 and assumes conversion of outstanding stock options and warrants that are currently exercisable.


(1) At December 15, 1997, Mr. Amyn Dahya held 1,982,000 common shares of the Company. In addition 1,032,694 common shares of the Company were owned or controlled by Dahya Holdings, Inc. ("DHL"), a foreign corporation, of which Mr. Amyn Dahya is an officer and director. Mr. Mansoor Dahya, an uncle to Mr. Amyn Dahya, is the majority shareholder of Dahya Holdings, Inc. and holds 91% of the outstanding voting stock of DHL. As officers and directors, Messrs. Amyn Dahya and Mansoor Dahya may be deemed to have shared voting and investment power in and to these shares. Also at December 15, 1997, Mr. Dahya had a total of 667,000 exercisable options to purchase common stock of the Company at $7.00 per share.

(2) Bismillah Children's Foundation Ltd. is a non-profit/charitable foreign corporation of which Mr. Amyn Dahya is a Trustee and Director.
    Bismillah is managed by a five member Board of Trustees. Mr. Dahya and his wife are two of the five Trustees. A majority vote is required for the Board to take any actions on behalf of the Foundation.

(3) Includes 2,024,027 common shares held at December 5, 1997 and 641,689 exercisable common stock warrants and 783,874 common shares assuming the conversion of 84,636 convertible preferred shares.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WaterPur International Inc.

The Company shares officers, personnel and facilities with WPUR and accordingly actual costs related to these officers and personnel and facilities are shared. At December 15, 1997, Dahya Holdings Limited ("DHL") held approximately a 10% interest in WPUR.

                                   PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  3. Exhibits
     -----------

           3.1  Registrant's amended and restated articles of incorporation (1)
           3.2  Registrant's By-Laws (1)

     10. Material Contracts
     ----------------------

           10.1 Matabeleland Minerals, Private Limited, Zimbabwe purchase agreement (2)
           10.2  Casmyn Corp. 1995 Incentive Stock option Plan (3)
           10.3  Casmyn Corp.  1995 Non-Qualified Stock Option Plan (3)*
           10.4  Societe Generale $5 million Subscription Agreement Casmyn (4)
           10.5  Societe Generale $5 million convertible Debenture (3)
           10.6  Subscription Agreement for the sale of 750,000 units (5)
           10.7  Stock purchase Agreement between Casmyn Corp. and
                 WestAmerica (6)
           10.8  Subscription Agreement for the sale of 409,091 units (7)
           10.9  Sale Agreement - Newgold Incorporated**
           10.10 Form of Preferred Stock Investment Agreement dated
                 April, 11, 1997 (8)
           10.11 Form of Preferred Stock Investment Agreement dated
                 September 2, 1997 (9)

     11. Statement re: computation of per share earnings (computation can be determined from the material contained in this report)

     21.  Subsidiaries of the Registrant (see Item 1 - Description of Business)

     27.  Financial Data Schedule
------------------------------------------------------------------------------
(1) Previously filed with the commission on Form 10-KSB for the fiscal year ended September 30, 1994 and incorporated herein by reference.
(2) Previously filed with the commission on Form 8-K dated February 15, 1996 and incorporated herein by reference.
(3) Previously filed with the commission on Form 10-KSB for the fiscal year ended September 30, 1995, and incorporated herein by
(4) Previously filed with the commission on From 8-K dated September 29, 1995 and incorporated herein by reference.
(5) Previously filed with the commission on Form 8-K dated April 3, 1996 and incorporated herein by reference.
(6) Previously filed with the commission on From 8-K dated July 18, 1996 and incorporated herein by reference.
(7) Previously filed with the commission on Form 8-K dated September 18, 1996 and incorporated herein by reference.
(8) Previously filed with the commission on Form S-3 dated July 24, 1997 and incorporated herein by reference
(9) Previously filed with the commission on Form S-3 dated September 22, 1997 and incorporated herein by reference

*   Compensatory plan, agreement or arrangement

**   Filed herein.

(b)     Reports on Form 8-K


September  30,  1997         The Company reported the receipt of approximately
7,750,000 shares of Convertible Preferred Stock of WaterPur International Inc. from the conversion of outstanding debt and the exchange of common stock held by the Company for Convertible Preferred shares. In addition, the Company reported that its Board of Directors announced the spin-off of all of the approximately 7,750,000 Preferred Shares to its common and preferred shareholders of record on October 15, 1997.

                                      SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

CASMYN CORP.

          /s/ Amyn S. Dahya
By:                                                             12/19/97
Amyn S. Dahya, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the date indicated.



Signature                                Title                   Date
------------------------  -----------------------------------  --------

/s/ Amyn S. Dahya         President, Chief Executive Officer   12/19/97
------------------------                                       --------
Amyn S. Dahya             and Chairman of the Board

/s/ Hanif S. Dahya        Director                             12/19/97
------------------------                                       --------
Hanif S. Dahya            (Vice Chairman of the Board)

 /s/ Sandro Kunzle        Director                             12/19/97
------------------------                                       --------
Sandro Kunzle

/s/ Edmund de Rothschild  Director                             12/19/97
                                                               --------
Edmund de Rothschild
------------------------

/s/ Selwyn Kossuth        Director                             12/19/97
                                                               --------
Selwyn Kossuth
------------------------

/s/ Al-Karim Haji         Chief Financial Officer              12/19/97
                                                               --------
Al-Karim Haji             (Principal Financial Officer)
------------------------

 /s/ Douglas C. Washburn  Vice President -  Treasurer          12/19/97
------------------------                                       --------
Douglas C. Washburn

/s/ Dennis E. Welling     Controller, Secretary                12/19/97
------------------------                                       --------
Dennis E. Welling         (Principal Accounting Officer)