Form 10-Q
period 1997-12-31
CASMYN CORP
filed 1998-02-12
CIK 772320

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________

                                  FORM 10-Q


[  X  ] Quarterly report pursuant Section 13 or 15 (d) of the Securities
        Exchange Act of 1934

 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                -----------------

OR

[     ] Transition report pursuant section 13 or 15 (d) of the Securities
        Exchange Act of 1934

[  X  ]


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


        Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  [  X  ]  No  [     ].

As of February 10 , 1998, 30,507,354 shares of the issuer's common stock were outstanding.

     This report contains 15 pages.

                                 CASMYN CORP.
                                  FORM 10-Q
                                    INDEX


                                                                         Page
PART I.   FINANCIAL INFORMATION:                                         No.
                                                                         ---

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 1997
           and September 30, 1997                                        3

          Condensed Consolidated Statements of Operations - Three Months
           ended December 31, 1997 and 1996                              4

          Condensed Consolidated Statements of Cash Flows - Three Months
           ended December  31, 1997 and 1996                             5

          Notes to Condensed Consolidated Financial Statements           7

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   10

PART II.  OTHER INFORMATION:

          Item 6.  Exhibits and Reports on Form 8-K                      15

          Signatures                                                     15

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 CASMYN CORP.
                          CONSOLIDATED BALANCE SHEET

                                                DECEMBER 31,   SEPTEMBER 30,
                                                   1997            1997

                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $  12,487,174   $    18,185,515
  Restricted cash                                  5,089,192         5,074,659
  Marketable securities                            2,053,343         2,096,704
  Accounts receivable                                933,250           511,135
  Inventories                                        885,228           751,299
  Prepaid expenses and other assets                   22,192           247,560
                                              --------------  ----------------
     Total current assets                         21,470,379        26,866,872
INVESTMENT IN AND ADVANCES TO AFFILIATES           4,574,368         4,574,368
PROPERTY AND EQUIPMENT, NET                       17,665,128        16,676,347
OTHER ASSETS                                         135,955           155,792
                                              --------------  ----------------
TOTAL ASSETS                                   $  43,845,830   $    48,273,379
                                              ==============  ================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $   1,004,892   $     1,108,944
  Line of credit                                   4,910,056         4,966,160
  Accrued taxes from acquisition                     792,801           792,801
  Accrued liabilities                                 84,636         2,156,704
  Current portion of long-term debt                        -            58,418
                                              --------------  ----------------
     Total current liabilities                     6,792,385         9,083,027
                                              --------------  ----------------
DIVIDEND PAYABLE                                   4,574,368         4,574,368
                                              --------------  ----------------
Total Liabilities                                 11,366,753        13,657,395
                                              --------------  ----------------
MINORITY INTEREST                                    104,077           144,220
                                              --------------  ----------------



STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value;
  20,000,000 shares authorized;
  1,387,394 and 1,406,962 shares
  issued and outstanding, liquidation
  preference $40,679,119                            138,739           140,697
  Common stock, $.04 par value; 300,000,000
  shares authorized; 13,950,370 and 13,376,714
  shares issued and outstanding                     558,015           535,069
  Additional paid-in capital                     69,321,854        66,486,227
  Accumulated deficit                           (31,575,508)     ( 28,453,840)
  Foreign currency translation adjustment       ( 3,123,508)     (  3,328,954)
  Treasury stock at cost, 583,937 and
  181,437 shares                                ( 2,944,592)     (    907,435)
                                             --------------    --------------
       Total stockholders' equity                32,375,000        34,471,764
                                             --------------    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY          $  43,845,830     $  48,273,379
                                             ==============    ==============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CASMYN CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                     1997           1996
                                               --------------   ------------
REVENUES:
Precious metals                                      $977,030       $622,506
                                               --------------   ------------
COSTS AND EXPENSES:
Mineral operations                                    649,186        816,846
General and administrative expenses                   536,339        567,971
Compensatory stock option expense                           -         74,042
Professional services                                  36,401              -
Depreciation, depletion and amortization              157,275        113,573
Mineral exploration expense                            83,118        418,975
Mergers and acquisitions                               46,547        113,822
                                               --------------   ------------
                                                    1,508,866      2,105,229
                                               --------------   ------------
LOSS FROM OPERATIONS                              (   531,836)    (1,482,723)
                                               --------------   ------------
OTHER INCOME (EXPENSE):
Equity in net loss of affiliate                             -       (277,068)
Minority interest in net loss of
 consolidated subsidiary                               40,143              -
Foreign exchange loss                            (     76,626)             -
Interest income, net                                  301,669         27,256
Gain on sale of investment                                  -        126,000
                                               --------------   ------------
Other income (expense), net                           265,186       (123,812)
                                               --------------   ------------
NET LOSS                                            $(266,650)   $(1,606,535)
                                               ==============   ============

BASIC LOSS PER COMMON SHARE
Net loss                                            $(266,650)   $(1,606,535)
Less:  dividends on convertible
        preferred stock                          (    686,425)             -
Less:  amortization of discount
        on convertible preferred stock            ( 2,168,593)             -
                                               --------------   ------------
NET LOSS APPLICABLE TO COMMON SHARES             $( 3,121,668)   $(1,606,535)
                                               ==============   ============

BASIC LOSS PER SHARE                                   $(0.23)        $(0.13)
                                               ==============   ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                 13,552,060     12,624,508
                                               ==============   ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                    CASMYN CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                 1997              1996
                                          --------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $      (266,650)      $   (1,606,535)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation, depletion and amortization   157,275              113,573
     Equity in net loss of affiliate                  -              277,068
     Minority interest in net loss of
      consolidated subsidiary                   (40,143)                   -
     Compensatory stock option expense                -               74,042
     Amortization of debt issue costs                 -               15,000
     Gain on sale of investment                       -             (126,000)
     Other non-cash expense                           -               56,640
     Increase in accounts receivable           (422,115)            (352,750)
     Increase in inventories                   (133,929)            (159,409)
     Decrease (increase) in prepaid
      expenses and other assets                 245,205              (23,641)
     Increase in accounts payable              (104,052)              67,950
     Increase (decrease) in accrued
      liabilities                               (18,726)            (243,225)
     (Increase) decrease in amounts
       due from related parties                                       22,388
                                        ---------------     ----------------
          Net cash used in operating
           activities                          (583,135)          (1,884,899)
                                        ---------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in marketable securities     (2,053,343)                   -
     Proceeds from sale of assets                     -              900,000
     Decrease in long-term deposits                   -                4,958
     Investment in and advances to affiliates         -             (708,379)
     Purchase of property and equipment        (988,781)          (2,685,732)
                                        ---------------     ----------------
         Net cash used in investing
          activities                         (3,042,124)          (2,489,153)
                                        ---------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                         -            1,410,500
     Issuance of common stock for
      exercise of stock options                                      198,340
     Borrowings under line of credit                                       -
     Increase in restricted cash                (14,533)                   -
     Purchase of treasury stock              (2,037,157)                   -
     Repayments of long-term debt                (2,314)             (29,750)
                                         --------------     ----------------
          Net cash provided by financing
           activities                        (2,054,004)           1,579,090
                                         --------------     ----------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                     (19,078)            (451,689)
                                         --------------     ----------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (5,698,341)          (3,246,651)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                  18,185,515            4,046,194
                                        ---------------    -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD  $  12,487,174       $      799,543
                                        ===============    =================


(CONTINUED)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                    CASMYN CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                    (CONTINUED)

                                                        1997           1996
                                                ------------  -------------
CASH PAID FOR INTEREST                          $    107,752  $      22,528
                                                ============  =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock for services         $          -  $     226,561
  Conversion of common stock to preferred stock       21,349              -
  Issuance of preferred shares for payment of
    dividend                                         686,425              -
  Amortization of discount on convertible
    preferred stock                                2,168,593              -
  Receipt of investment for sale of asset                  -          1,000
  Reduction of payable to joint venture and
    investment in joint venture                            -        623,000

                                 CASMYN CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the results for the interim periods. The financial statements included herein have been prepared by Casmyn Corp. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's September 30, 1997 Form 10-K. The Form 10-K should be read in conjunction with this quarterly report.

INCOME (LOSS) PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128") in the quarter ended December 31, 1997 and has calculated the basic loss per share information as prescribed by SFAS 128. The calculation of the diluted loss per share has been omitted as the assumed conversion, exercise or contingent issuance of securities would have an antidilutive effect on loss per share.

RECENTLY ISSUED ACCOUNTING STANDARDS

The  Financial Accounting Standards Board recently issued Statement of
Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt the new statement for its fiscal year beginning October 1, 1998, and does not anticipate that adoption will
have a significant impact on its consolidated financial  statements.    Under
the new statement the Company will report the change in the foreign currency translation adjustment as a component of comprehensive income.

The FASB recently issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosure About Segments of an Enterprise and Related Information, which is also effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for segment reporting in the financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new statement for its fiscal year beginning October 1, 1998 and does not anticipate that providing required disclosures will result in significantly different information from that which is currently being disclosed.

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

FOREIGN CURRENCY TRANSLATION

Prior to September 30, 1997, the functional currency of the Company's Zimbabwe operations had been the Zimbabwean dollar. Accordingly, balance sheet accounts were translated to US dollars using current exchange rates in effect at the balance sheet date while revenue and expense accounts were translated using the weighted average exchange rate during the reported period. The gains or losses resulting from such translation were recorded in the foreign currency translation adjustment account included as part of stockholders' equity.
During the period ended December 31, 1997, the Zimbabwean currency experienced devaluation in excess of 44%. This level of devaluation is expected to have significant impacts on Zimbabwe's annual rate of inflation such that the country may be classified as highly inflationary. As a result, US dollar was adopted as the functional currency for the Company's Zimbabwe operations, effective October 1, 1997. Existing non-monetary assets and liabilities are measured using exchange rates in effect as at October 31, 1997 and any gains or losses from holding monetary assets and liabilities are reflected in the statement of operations for the period. Revenue and expense accounts are continued to be translated using the weighted average exchange rate during the period.

2.     SUMMARY OF STOCKHOLDERS' EQUITY TRANSACTIONS

During the three months ended December 31, 1997, the Company has recorded the following activity in its stockholders' equity accounts:

                               Number of       Common Stock    Number of
                               Common Shares                   Preferred
                                                               Shares
Description
Balances September 30, 1997       13,376,714   $    535,069     1,406,962
Exercise of stock options             39,923          1,597             -
Preferred stock dividend                   -              -        27,457
Conversion of preferred shares       533,733         21,349       (47,025)
Conversion discount on
  convertible preferred stock              -              -             -
Purchase of treasury stock                 -              -             -
Foreign currency
   translation adjustment                  -              -             -
Net loss                                   -              -             -
                              --------------  -------------  ------------
Balances at December 31, 1997     13,950,370   $    558,015     1,387,394
                              ==============  =============  ============

                                Preferred     Foreign Currency Treasury
                                Stock         Translation      Stock
                                              Adjustment
Description
Balances September 30, 1997     $    140,697  $ (3,328,954)  $ ( 907,435)
Exercise of stock options                  -              -             -
Preferred stock dividend               2,746              -             -
Conversion of preferred shares        (4,704)             -             -
Conversion discount on
  convertible preferred stock              -              -             -
Purchase of treasury stock                 -              -   ( 2,037,157)
Foreign currency
   translation adjustment                  -        205,446             -
Net loss                                   -              -
                                ------------   ------------   -----------
Balances at December 31, 1997   $    138,739   $ (3,123,508)  $(2,944,592)
                                ============   ============   ===========

                                Accumulated    Additional     Total
                                Deficit        Paid-in        Stockholders'
                                               Capital        Equity
Description
Balances September 30, 1997     $(28,453,840)  $ 66,486,227   $34,471,764
Exercise of stock options                  -              -         1,597
Preferred stock dividend            (686,425)       683,679             -
Conversion of preferred shares             -   (     16,645)            -
Conversion discount on
  convertible preferred stock     (2,168,593)     2,168,593             -
Purchase of treasury stock                 -              -    (2,037,157)
Foreign currency
   translation adjustment                  -              -       205,446
Net loss                            (266,650)             -      (266,650)
                                ------------   ------------   -----------
Balances at December 31, 1997   $(31,575,508)  $ 69,321,854   $32,375,000
                                ============   ============   ===========

The Convertible Preferred stock is convertible at a discount to the Common Stock ranging from 8.5% to 39% depending upon the date on which such shares are converted. The discount is considered to be an additional preferred stock dividend. At December 31, 1997, the Company recorded a charge to retained earnings and a corresponding increase to additional paid-in capital of $2,168,593 ($0.16 per common share) which represents the discount amount for the period October 1, 1997 to December 31, 1997. This amount has been recognized as a return to the preferred shareholders and as a reduction of income available to common shareholders. The Company issued a total of 27,457 shares of Convertible Preferred stock as payment of the 8% dividend due on the Convertible Preferred stock on December 31, 1997.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Certain statements and information contained in this Report constitute "forward looking statements" within the meaning of the United States Federal securities laws. Such statements involve risks and uncertainties which may cause actual results, performance, or achievements of the Company to be materially different from results, performance, or achievements implied by such forward looking statements. Factors which could affect the Company's financial results are described below and in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1997. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

OVERVIEW

The business activities of the Company center around mineral resource development. The primary focus to date has been the acquisition and exploration of precious mineral resource properties in Zimbabwe, Zambia and South Africa. The Company has acquired a prospecting license in Zambia and is presently conducting mining operations at the Zimbabwe mining properties.

SUBSEQUENT EVENTS

As of February 10, 1998, the Company had issued an aggregate of 17,158,682 shares of Common Stock upon conversion of 186,352 shares of Convertible Preferred Stock.

As of January 29, 1998, the Company had suspended the use of the prospectus covering the resale of the Common Shares underlying the Convertible Preferred Stock.

As of January 30, 1998, the trading in the Company's Common Stock had been halted pending submission of certain information requested by Nasdaq. As of February 10, 1998, trading of the Company's Common Stock had not resumed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

Revenues for the three months ended December 31, 1997 were $977,030 compared to $622,506 for the three months ended December 31, 1996. The increase of $354,524 was due to the sale of approximately 3,357 ounces of gold in the three months ended December 31, 1997 compared to approximately 1,713 ounces sold in the three months ended December 31, 1996. The average selling price of gold for the three months ended December 31, 1997 was approximately $291 per ounce compared to an average price of approximately $363 per ounce in the
three  month  period  ended  December  31,  1996.   Fixed and variable mineral
operations expenses related to gold production were $649,186 for the three months ended December 31, 1997. As a result, revenues exceeded direct costs of production by $327,844 for the three months ended December 31, 1997. This reflects the Company settling its gold sales in US dollars while mineral operation costs are paid in local Zimbabwe currency which declined in value in excess of 45% over the three month period ended December 31, 1997. For the three months ended December 31, 1996, fixed and variable mineral operations expenses of $816,846 exceeded revenues from gold sales by $194,340. Expenses exceeded revenues in the three month period ended December 31, 1996 due to low production levels caused by the Company completing the commissioning process of its new "state of the art" production circuits so as to provide sustainable production capacities.

Total costs and expenses excluding the expenditure related to gold production were $859,680 for the three months ended December 31, 1997, compared to $1,288,333 for the three months ended December 31, 1996, a decrease of $428,653.

General and administrative expenses were $536,339 for the three months ended December 31, 1997 compared to $567,971 for the three months ended December 31, 1996, a decrease of $31,632. Compensation and benefits decreased $90,533 due to a reduction in personnel costs in the Company's headquarters as well as the

Zimbabwe operations. Travel expenses decreased $20,337 in the three months ended December 31, 1997 compared to the three months ended December 31, 1996 due mainly to expenses incurred by the Company in the three months ended December 31, 1996 related to a tour of its Zimbabwe mining operations for a group of twelve mining analysts. These costs were not repeated in the three months ended December 31, 1997. These decreases were partially offset by an increase in rent expense of $31,351 in the three months ended December 31, 1997 compared to 1996 from the Company's Canadian offices and the offices of Casmyn International Inc. in the Commonwealth of Independent States. Other general and administrative expenses increased $79,519 for the three months ended December 31, 1997 compared to the three months ended December 31, 1996 due to expansion of the Company's worldwide operations, primarily in Zimbabwe.

Compensatory stock option expense decreased $74,042 for the three months ended December 31, 1997 compared to the three months ended December 31, 1996 since there were no compensatory options outstanding in the three months ended December 31, 1997.

Mineral exploration expenses were $83,118 for the three months ended December 31, 1997 compared to $418,975 for the three months ended December 31, 1996, a decrease of $335,857. This decrease is due to the lower expenses in the current period related to the Company's mineral exploration program at the Luswishi Property located in the Zambian Copperbelt.

Merger and acquisition related expenses decreased $67,275 in the three months ended December 31, 1997 to $46,547 due to the Company's higher level of activity in developing new business opportunities around the world in 1996 as compared to 1997.

Total other income was $265,186 for the three months ended December 31, 1997, compared to a total loss of $123,812 for the three months ended December 31, 1996, an increase of $388,998. This increase was due to a reduction in the equity in the net loss of WPUR of $277,068 caused by the Company no longer having an equity interest in WPUR, an increase in investment income of $274,413 and $40,143 in income related to the 45% minority interest in the net loss for the period of Casmyn International Inc. These increases were offset by a foreign exchange loss of $76,626 due to recent currency devaluation in Zimbabwe.

OUTLOOK

The Company anticipates that revenues from the sale of gold from the Zimbabwe mines will exceed expenditures from operation of the mines commencing in the fiscal quarter ended March 31, 1998, based upon the current gold price and the continued ability of the Company to deliver and process ore at its mills. It is also anticipated that a portion of the capital improvement budget will be postponed until improvement in gold prices is experienced. The Company intends to produce gold from the tailings dumps and the surface materials and delay higher cost underground production until gold prices increase. Additionally, the Company anticipates that expense levels experienced in the three months ended December 31, 1997 relating to active exploration programs
will  continue.    The  Company  charges  to  expense  all  mineral  resource exploration and development costs until the mineral property to which they relate is determined to have resources for which recovery is economically feasible. Costs are then capitalized until the mineral property to which they relate is placed into production, sold, abandoned or written down where there
is  an  impairment  in  value.   Capitalized costs are to be charged to future
operations on a unit-of-production basis. The Company estimates the total proven and probable gold reserves at the Zimbabwe Properties at 502,499
ounces.    Independent  engineering  studies  are currently underway which may cause  this  estimate  to  change.  Should gold prices continue to change, the
proven  and  probable  gold  reserves  will  also  change.    In addition, the
continued exploration program being undertaken by the Company along with gold production will result in adjustments to the Company's proven and probable reserves. The gold occurs in sulfides, oxides and old mill tailings.

LOSS PER COMMON SHARE

The net loss per common share for the year ended December 31, 1997 was $(0.23) per share. This loss per share is comprised of the following:



Net Income                                         $(  0.02)
Dividend on Convertible Preferred Stock              ( 0.05)
Amortization of discount on Convertible Preferred
     Stock                                            (0.16)
Net Loss Per Common Share                          $  (0.23)


The amortization of the discount on the convertible preferred stock is recognized as a return to the preferred shareholders and as a reduction of income available to common shareholders (see Note 1 to the Notes to the Condensed Consolidated Financial Statements).

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1997, the Company had working capital of $14,608,168 (or $9,518,976 excluding restricted cash), including $12,487,174 in cash and cash equivalents. Management anticipates that the net use of cash by operations will decrease compared to amounts used in the three month period ended December 31, 1997 due to the profitability of the Zimbabwe mining operation, reduced mineral exploration expenditures and decreased costs related to corporate staff activities. In addition, the Company used $2,037,157 in cash during the three month period ended December 31, 1997 to purchase its common stock. The Company does not anticipate similar purchases in the near term. The Company expects to spend approximately $2,000,000 during the remainder of the fiscal year ending September 30, 1998 on capital expenditures related to refurbishment and construction as well as on projects related to power supply, water supply and housing. The Company will use current cash and cash equivalents to fund the on-going projects in the short term and anticipates that it will be able to secure additional debt and/or equity financing to fund longer term projects although there can be no assurance that any such financing will be secured or the amounts thereof.

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

During February 1997, the Company negotiated a $5,000,000 credit facility with Barclays Bank of Zimbabwe. At September 30, 1997, the Company had borrowed $4,966,160 against this facility. Also during the year ended September 30, 1997, the Company negotiated a $40,000,000 project finance agreement with Barclays Bank, London which has since expired due to the Company's strategy of minimizing debt at the present low gold prices. At September 30, 1997, the Company had not financed any projects under that agreement.

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

Net Cash Used in Operating Activities. Net cash used in operating activities was $583,135 for the three months ended December 31, 1997 due to net cash used in operations of $556,044 from increases in accounts receivable and inventory offset by net cash provided by operations of $122,427 due to increases in accounts payable and accrued liabilities and a decrease in prepaid expenses and other assets. Depreciation and minority interest in the net loss of Casmyn International Inc. accounted for the remainder of the net cash used in operating activities. Net cash used in operating activities was $1,884,899 for the three months ended December 31, 1996 due to net loss (before depreciation and other non-cash items) of $1,196,212; net cash used in operations of $779,025 from increases in accounts receivable, inventory, prepaid expenses and other assets, and decreases in accrued liabilities; and net cash provided by operating activities of $90,338 due to increases in accounts payable and decreases in amounts due to related parties.

Net Cash Used in Investing Activities. Net cash used in investing activities was $3,042,124 for the three months ended December 31, 1997 due to the investments in marketable securities of $2,053,343 and purchase of property and equipment of $988,781 primarily at the Zimbabwe mining properties. Net cash used in investing activities was $2,489,153 for the three months ended December 31, 1996 due to investments in and advances to affiliates of $708,379, purchases of property and equipment of $2,685,732, and net cash provided of $900,000 from the sale of assets of $900,000 and $4,958 due to decreases in long-term deposits.

Net  Cash  Used in  Financing  Activities.    Net  cash used in financing
activities was $2,054,004 for the three months ended December 31, 1997 due to the Company purchasing $2,037,157 of the Company's common stock in the open market, an increase in restricted cash of $14,533 and repayment of long-term debt of $2,314. Net cash provided by financing activities was $1,579,090 for the three months ended December 31, 1996 due to the receipt of $1,410,500 from the issuance of common stock, and $198,340 from the exercise of common stock options offset by repayment of long-term debt of $29,750.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    Exhibit 27 -- FINANCIAL DATA SCHEDULE (EDGAR filing only)

B.  Forms 8-K

    1. The Company filed Form 8-K on October 10, 1997, reporting that effective September 30, 1997, it restructured its interest in WaterPur International, Inc. ("WPUR") by converting its debt and equity holding in WPUR into 7,900,004 shares of convertible preferred stock. In addition, the Company received warrants to purchase up to 3,300,000 WPUR common shares, exercisable for a three year period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Casmyn Corp.

                                         /s/ Al-Karim Haji
February 11,  1998                 By _____________________________
                                   Al-Karim Haji, Chief Financial Officer