Form 10-Q
period 1998-03-31
CASMYN CORP
filed 1998-05-15
CIK 772320

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                  FORM 10-Q


[  X  ]   Quarterly report under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

 FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 1998
                                   --------------

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

As of May 11, 1998, 141,543,350 shares of the issuer's common stock were outstanding.

     This report contains 18 pages.

                                 CASMYN CORP.
                                  FORM 10-Q
                                    INDEX
                                                                   Page
PART I.   Financial Information:                                   No.
                                                                   ---

    Condensed Consolidated Balance Sheets - March 31, 1998
     and September 30, 1997                                          3

    Condensed Consolidated Statements of Operations - Three Months
     and Six Months ended March 31, 1998 and 1997                    4

    Condensed Consolidated Statements of Cash Flows - Six Months
     ended March 31, 1998 and 1997                                   5

    Notes to Condensed Consolidated Financial Statements             7

    Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            12

PART II.    Other Information:

    Item 6 - Exhibits and Reports on Form 8-K                       18

    Signatures                                                      18

                                 CASMYN CORP.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                   ------

                                           MARCH 31, 1998    SEPTEMBER 30, 1997
                                            (UNAUDITED)          (AUDITED)
                                          --------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents            $     11,441,149  $         18,185,515
     Restricted cash                                     -             5,074,659
     Marketable securities                       1,935,146             2,096,704
     Accounts receivable, net                      810,914               511,135
     Inventories                                   705,317               751,299
     Prepaid expenses and other assets              20,515               247,560
                                          --------------------------------------
          Total current assets                  14,913,041            26,866,872
INVESTMENT IN AND ADVANCES TO AFFILIATES         4,574,368             4,574,368
PROPERTY AND EQUIPMENT, NET                     18,853,773            16,676,347
OTHER ASSETS                                       325,955               155,792
                                          --------------------------------------
          TOTAL ASSETS                    $     38,667,137  $         48,273,379
                                          ======================================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                     $      1,336,187  $         1,108,944
     Accrued taxes from acquisition                627,835              792,801
     Accrued liabilities                            41,134            2,156,704
     Line of credit                              4,981,463            4,966,160
     Current portion of long-term debt                   -               58,418
                                          --------------------------------------
          Total current liabilities              6,986,619            9,083,027
DIVIDEND PAYABLE                                 4,574,368            4,574,368
                                          --------------------------------------
          Total Liabilities                     11,560,987           13,657,395
                                          --------------------------------------
MINORITY INTEREST                                   62,677              144,220
                                          --------------------------------------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value;
     20,000,000 shares authorized; 1,185,861
     and 1,406,962 shares issued and outstanding;
     liquidation preference $27,919,725
                                                  111,680               140,697
     Common stock, $.04 par value; 300,000,000
     shares authorized; 111,959,619
     and 13,376,714 shares issued and
     outstanding                                4,478,385               535,069
     Additional paid-in capital                67,865,553            66,486,227
     Accumulated deficit                      (39,067,806)          (28,453,840)
     Foreign currency translation adjustment  ( 3,399,747)          ( 3,328,954)
     Treasury stock-at cost, 583,937 and
      181,437 shares                          ( 2,944,592)           (  907,435)
                                       -----------------------------------------
       Total Stockholders' Equity              27,043,473            34,471,764
                                       -----------------------------------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY              $38,667,137           $48,273,379
                                       =========================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                    CASMYN CORP.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)
                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                     1998                1997
                                              -------------------------------
REVENUES:
Precious metals                                $1,224,376            $874,645
Cost of production                                775,724             609,584
                                               ------------------------------
GROSS PROFIT                                      448,652             265,061
                                              -------------------------------

COSTS AND EXPENSES:
 General and administrative expenses              630,908             512,352
 Compensatory stock option expense
                                                        -               9,043
 Professional services                            147,145             111,254
Depreciation, depletion and
amortization                                      150,691             111,290
Mineral exploration expense                        16,520              63,760
Mergers and acquisitions                           12,638              79,518
                                              -------------------------------
                                                  957,902             887,217
                                              -------------------------------
LOSS FROM OPERATIONS                             (509,250)           (622,156)
                                              -------------------------------
OTHER INCOME (EXPENSE):
 Equity in net loss of affiliate                        -            (208,642)
Minority interest in net loss of
consolidated subsidiary                            41,400                   -
Interest (expense) income, net                    273,884             (40,460)
Gain on sale of investment                              -                   -
Other income (expense), net                    (4,862,522)             12,843
                                              -------------------------------
Other expense, net                             (4,547,238)           (308,259)
                                              -------------------------------
NET LOSS                                      $(5,056,488)          $(930,415)
                                              ===============================

BASIC LOSS PER COMMON SHARE
Net loss                                      $(5,056,488)          $(930,415)
Less: dividends on
convertible preferred stock                      (539,150)                  -
Less: amortization of
discount on convertible
preferred stock                                (1,896,660)                  -
                                              -------------------------------
NET LOSS APPLICABLE TO
COMMON SHARES                                 $(7,492,298)          $(930,415)
                                              ===============================

NET LOSS PER COMMON SHARE                          $(.24)               $(.07)
                                              ===============================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                              30,914,485           12,786,279
                                              ===============================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      CASMYN CORP.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                      (UNAUDITED)
CONTINUED
                                                     FOR THE SIX MONTHS
                                                       ENDED MARCH 31,
                                                     1998           1997
                                              -------------------------------
REVENUES:
Precious metals                                $2,201,406          $1,497,151
Cost of production                              1,424,910           1,423,430
                                              -------------------------------
GROSS PROFIT                                      776,496              73,721
                                              -------------------------------

COSTS AND EXPENSES:
 General and administrative expenses            1,167,247           1,080,323
 Compensatory stock option expense                      -              83,085
 Professional services                            183,546             173,411
Depreciation, depletion and
amortization                                      307,966             224,863
Mineral exploration expense                        99,638             482,735
Mergers and acquisitions                           59,185             193,340
                                              -------------------------------
                                                1,817,582           2,237,757
                                              -------------------------------
LOSS FROM OPERATIONS                           (1,041,086)         (2,164,036)
                                              -------------------------------
OTHER INCOME (EXPENSE):
 Equity in net loss of affiliate                        -            (557,710)
Minority interest in net loss of
consolidated subsidiary                            81,543                   -
Interest (expense) income, net                    575,553             (14,618)
Gain on sale of investment                              -             126,000
Other income (expense), net                    (4,939,148)             14,257
                                              -------------------------------
Other expense, net                             (4,282,052)           (432,071)
                                              -------------------------------
NET LOSS                                      $(5,323,138)         $(2,596,107)
                                              ===============================

BASIC LOSS PER COMMON SHARE
Net loss                                      $(5,323,138)         $(2,596,107)
Less: dividends on
convertible preferred stock                    (1,225,575)                   -
Less: amortization of
discount on convertible
preferred stock                                (4,065,253)                   -
                                              --------------------------------
NET LOSS APPLICABLE TO
COMMON SHARES                                $(10,613,966)         $(2,596,107)
                                              ===============================

NET LOSS PER COMMON SHARE                           $(.48)               $(.20)
                                              ================================
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                             22,138,838           12,701,362
                                              ===============================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                   CASMYN CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                                  1998             1997
                                              ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(5,323,138)       $(2,596,107)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation, depletion and amortization     307,966            224,863
     Equity in net loss of affiliate                    -            557,710
     Compensatory stock option expense                  -             83,085
     Amortization of debt issue costs                   -             30,000
     Gain on sale of investment                         -           (126,000)
     Minority interest in net loss of
       consolidated subsidiary                    (81,543)                 -
     Other non-cash expense                             -            171,499
     Increase in accounts receivable             (299,779)          (735,877)
     (Increase) decrease in inventories            45,982           (371,857)
     Decrease (increase) in prepaid expenses
       and other assets                            56,882            108,947
     Increase in accounts payable                 227,243            155,339
     Decrease in accrued liabilities           (2,280,536)          (307,892)
     Increase (decrease) in amounts due from
       related parties                                  -            156,903
                                             -------------------------------
          Net cash used in operating
           activities                          (7,346,923)        (2,649,387)
                                             -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                       -           900,000
     Decrease in long-term deposits                     -            60,731
     Investment in and advances to affiliates           -        (1,244,570)
     Proceeds from sale of marketable
       securities                                 161,558                 -
     Purchase of property and equipment        (2,485,392)       (4,581,349)
                                             ------------------------------
         Net cash used in investing
           activities                          (2,323,834)       (4,865,188)
                                             ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Private placement of common stock and units        -         1,410,500
     Issuance of common stock for exercise of
       stock options                                2,797           201,540
     Proceeds from line of credit                  15,303         3,976,605
     Decrease in restricted cash                5,074,659                 -
     Purchase of treasury stock                (2,037,157)                -
     Repayments of long-term debt                 (58,418)          (10,344)
                                             ------------------------------
          Net cash provided by financing
            activities                          2,997,184         5,578,301
                                             ------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                             (70,793)       (1,054,176)
                                             ------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                               (6,744,366)       (2,990,450)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 18,185,515         4,046,194
                                             ------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $11,441,149        $1,055,744
                                             ==============================
                                                                (CONTINUED)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT


                                     CASMYN CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 ----------------------------
                                                    1998             1997
                                                 ----------------------------
CASH PAID FOR INTEREST                           $232,090            $ 83,658
                                                 ============================
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock for services          $      -            $226,561
  Issuance of common stock for payment of
    interest                                            -              58,219
  Conversion of preferred stock to common
    stock                                       3,906,600                   -
  Issuance of preferred stock dividend          1,225,575                   -
  Amortization of discount on convertible
    preferred stock                             4,065,253                   -
  Reduction of payable to joint venture and
     investment in joint venture                        -             623,000
-----------------------------------------------------------------------------

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

INCOME (LOSS) PER SHARE

The  Company  adopted  the  provisions  of  Statement  of Financial Accounting
Standards No. 128 ("SFAS 128") in the quarter ended December 31, 1997 and has calculated the basic loss per share information as prescribed by SFAS 128.
The calculation of the diluted earnings per share has been omitted as the assumed conversion, exercise or contingent issuance of securities would have an antidilutive effect on earnings per share.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

FOREIGN CURRENCY TRANSLATION

Prior to September 30, 1997, the functional currency of the Company's Zimbabwe
operations  had  been  the  Zimbabwean  dollar.    Accordingly,  balance sheet
accounts  were translated to US dollars using current exchange rates in effect at  the  balance sheet date while revenue and expense accounts were translated
using  the  weighted  average  exchange rate during the reported period.   The
gains  or  losses resulting from such translation were recorded in the foreign currency  translation  adjustment  account  included  as part of stockholders'
equity.    During the quarter ended December 31, 1997, the Zimbabwean currency
experienced  devaluation  in  excess  of    40%.  This level of devaluation is
expected  to  have  significant impacts on Zimbabwe's annual rate of inflation such  that the country may be classified as highly inflationary.  As a result, the  US  dollar  has been adopted as the functional currency for the Company's
Zimbabwe  operations,  effective  October  1, 1997.  Pre-existing non-monetary assets  and  liabilities  are  measured  using  exchange rates in effect as at
October  1,  1997  and  any  gains  or losses from holding monetary assets and liabilities  are  reflected  in  the  statement  of operations for the period.
Amortization  and  charges  related  to  non-monetary items are recorded using exchange  rates  at  the  time  such  items  arose.  Other Revenue and expense accounts  are  continued  to be translated using the weighted average exchange rate during the reported period.

2.  RESTRICTED CASH

As at year end September 30, 1997, the Company had $5,074,659 of restricted cash (including accrued interest of $74,659) which was deposited with two financial institutions under the Company's guarantee of short term loans to unrelated third parties. Under agreements with the unrelated third parties, the loans were secured by certain investment accounts, which contained common shares of the Company. During the three months ended March 31, 1998, the significant decline in the Company's share price had created an impairment in the value of the security. As a result, the lenders of the loans proceeded to call the guarantee provided by the Company resulting in a loss of $4,978,424 to the Company.

3.  COMMITMENTS AND CONTINGENCIES

On  February  16,  1998, the  Company  entered  into an agreement with Salomon
Brothers Inc. and Smith Barney Inc. ( collectively, "Salomon Smith Barney") to render certain financial advisory and investment banking services to the Company. Included in the services to be provided was advice on strategic alternatives and implementation of the proposed restructuring of the First
Convertible Preferred Stock. The Company paid a retainer fee of $150,000 on execution of the agreement and must pay additional monthly fees of $40,000.
In  addition,  the Company  may be liable for a success fee of $1,000,000 plus
7.5% of the post restructuring if the Total Enterprise Value of the Company is between $30,000,000 and $75,000,000 and 10% of the Total Enterprise Value in excess of $75,000,000. ; and an additional $1,000,000 if the average closing stock price, before adjusting for stock splits is greater than $1.00 per share plus $100,000 for every $0.25 the per share stock price exceeds $1.00.

The Total Enterprise Value of the Company referred to in the previous paragraph is a defined term in the agreement with Salomon Smith Barney which means the market values of all sources of capital used to fund the assets of the Company including, but not limited to, all forms of debt, preferred securities, warrants, stock purchase rights, convertible securities, minority interest, all forms of equity including common equity and dividends or distributions paid after January 31, 1998, less cash. The details of the agreement are included in Exhibit 10.12.


3.  SUMMARY OF STOCKHOLDERS' EQUITY TRANSACTIONS
               (Unaudited)

During the six months ended March 31, 1998, the Company has recorded the following activity in its stockholders' equity accounts:



                                  Number of                   Number of
                                  Common      Common          Preferred
Description                       Shares      Stock           Shares
Balances September 30, 1997       13,376,714  $     535,069   1,406,962
Exercise of stock options             69,923          2,797           -
Preferred stock dividend                   -              -      49,023
Conversion of preferred shares    98,512,982      3,940,519    (339,196)
Conversion discount on
  convertible preferred stock              -              -           -
Purchase of treasury stock                 -              -           -
Foreign currency
   translation adjustment                  -              -           -
Net loss                                   -              -           -
                                 --------------------------------------
Balances at March 31, 1998       111,959,619  $   4,478,385   1,116,789
                                 ======================================

3.  SUMMARY OF STOCKHOLDERS' EQUITY TRANSACTIONS CONTINUED
                                                                                                          (Unaudited)
During  the  six  months  ended  March 31, 1998, the Company has recorded the following activity in its stockholders' equity accounts:



                                                Additional
                                 Preferred      Paid-in        Accumulated
Description                      Stock          Capital        Deficit
Balances September 30, 1997      $    140,697   $66,486,227   $(28,453,840)
Exercise of stock options                   -             -              -
Preferred stock dividend                4,902     1,220,673     (1,225,575)
Conversion of preferred shares      (  33,919) (  3,906,600)             -
Conversion discount on
  convertible preferred stock               -     4,065,253     (4,065,253)
Purchase of treasury stock                  -             -              -
Foreign currency
   translation adjustment                   -             -              -
Net loss                                    -             -     (5,323,138)
                                 -----------------------------------------
Balances at March 31, 1998       $    111,680   $67,865,553   $(39,067,806)
                                 =========================================

3.  SUMMARY OF STOCKHOLDERS' EQUITY TRANSACTIONS CONTINUED
                            (Unaudited)
During the six months ended March 31, 1998, the Company has recorded the following activity in its stockholders' equity accounts:


                                 Foreign
                                 Currency                   Total
                                 Translation  Treasury      Shareholders'
Descprition                      Adjustment   Stock         Equity
Balances September 30, 1997     $(3,328,954)  $  (907,435)  $ 34,471,764
Exercise of stock options                 -             -          2,797
Preferred stock dividend                  -             -              -
Conversion of preferred shares            -             -              -
Conversion discount on
  convertible preferred stock             -             -              -
Purchase of treasury stock                -    (2,037,157)    (2,037,157)
Foreign currency
   translation adjustment           (70,793)            -        (70,793)
Net loss                                  -                   (5,323,138)
                                ----------------------------------------
 Balances at March 31, 1998     $(3,399,747)  $(2,944,592)  $ 27,043,473
                                ========================================

4.        SUBSEQUENT  EVENTS

(i) On April 2, 1998, the Company received a notice from Nasdaq that its Common Stock is subject to delisting because the current stock price is below the minimum price of $1.00. The Company has until July 1, 1998, to achieve compliance. The Company intends to hold a special meeting of the Common Shareholders to obtain approval for a reverse split (see (iii) below).

(ii) On April 23, 1998, the Company received a notice from Nasdaq that its Common Stock is subject to delisting because it has failed to maintain the minimum number of active market makers for trading of its shares. The Company was provided a thirty-day (30) period to achieve compliance.

(iii) On March 11, 1998 and March 20, 1998 the Company disclosed the proposed and subsequently revised amendment to the terms of the preferred instruments as contained in a proxy statement to the preferred shareholders.The majority of the preferred shareholders did not approve the proposed amendment in a special shareholders meeting held on March 31, 1998. ( See Forms 8-K dated March 11, 1998 and March 20, 1998)

      On May 6, 1998, the Company presented a new proposal to the Company's Convertible Preferred Shareholders seeking approval for a revised restructuring proposal as follows:

  (1) To establish a fixed conversion price of $0.04 per Common Share for all conversion notices received after the proposal is approved by the Preferred Shareholders;
  (2) To grant to the Preferred Shareholders voting rights on an as converted basis, subject to approval by the Company's Common Shareholders; and
  (3) To permit the Company to redeem the Preferred Stock at the following redemption prices plus accrued and unpaid dividends, if redeemed during the twelve months beginning January 1, 1998 - $25; 1999 - $32.50; 2000-$35; 2001-$40; and $40 per share thereafter.

       If the Preferred Shareholders approve the restructuring proposal, the Company intends to send out a proxy statement to its Common Share-holders seeking their approval of the above voting rights for the Preferred Shareholders and a fifty-to-one reverse split of the Common Stock (subject to adjustment on approval of the Board of Directors). The fixed conversion price will only remain in effect if the Common Shareholders approval is received within 60 days of the Preferred Shareholders approval.

       Two of the present members of the Board of Directors will resign if the restructuring proposal is approved at the meeting of the Preferred Shareholders. The two remaining members will then elect three persons designated by the Preferred Shareholders as Directors of the Company. Thus, the majority of the Board will be made up of persons designated by the Preferred Shareholders. The three new directors will resign immediately should the Common Shareholders not approve the reverse split of the Common Stock and the authorization for voting rights for the Preferred Shareholders.

(iv) As of May 11, 1998, the Company has reached an agreement in principle, subject to documentation, related to the sale of its equity interest in Casmyn International Inc.(CII), a 55% owned subsidiary, to WaterPur International Inc. ("WaterPur"). CII has been involved with the development of business opportunities for the Company in the
       Commonwealth of Independent States. The Company is related to WaterPur through certain common directors and officers. Under the terms of the sale arrangement, the Company will receive gross proceeds of $55,000, which will be paid by WaterPur issuing cash or an equivalent number of
       common shares at the time the transaction is concluded.   WaterPur's
       common stock is traded publicly in the over-the-counter market and is listed on the Bulletin Board maintained by Nasdaq under the symbol "WPUR"

(v)    As of May 11, 1998, the Company had an aggregate 141,543,350  Common
       shares  issued and     outstanding compared to 111,959,619 Common shares
       as at March 31, 1998. The additional 29,583,731 Common Shares issued subsequent to the six months ended March 31, 1998, were due to the conversion of 18,892 shares of Convertible Preferred Stock.

(vi) On April 22, 1998, the Company renewed its short term credit facility. The $5,000,000 facility is fully utilized and bears interest at LIBOR plus 2.25%. After twelve months from the date of initial drawdown, the borrowings under the facility are repayable upon demand. The terms of the facility are the same as in the prior year except for the security provided by the Company is a cash sum of 120% of the facility which is held in an account under a pledge agreement and supporting security agreement. The Bank will release the previous security relating to the Company's assets in Zimbabwe.

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

In response to the recent decline in gold prices, the Board of Directors had adopted a policy to curtail non-mining activities until an improvement in gold prices occurs. The overall objective is to preserve the Company's cash resources and capital base while maintaining its gold production at a sustainable profit. The most immediate effects of this policy are significant reduction in such expenses as exploration and mergers & acquisitions (M&A). In addition, the Company has reached an agreement in principle, subject to documentation, related to the sale of its equity interest in Casmyn International Inc., ("CII") a 55% owned subsidiary, to WaterPur International Inc. ("WaterPur"). The primary focus of CII is to pursue projects in mining and water infrastructure development in the Commonwealth of Independent States ("CIS").

RESULTS OF OPERATIONS

SIX  MONTHS  ENDED  MARCH  31, 1998 COMPARED TO THE SIX MONTHS ENDED MARCH 31,
1997

Revenues for the six months ended March 31, 1998 were $2,201,406 representing sales of approximately 7,395 ounces of gold produced in Zimbabwe compared to $1,497,151 for the six month period ended March 31, 1997 representing the sale of approximately 4,300 ounces of gold. The increase in gold production during the current period over the same period in 1997 was consistent with the Company's overall plan for production ramp-up. The Company anticipates continued increase in its gold output for the remainder of the fiscal year. The average selling price of gold for the six months ended March 31, 1998, was $298 per ounce compared to an average price of $348 per ounce during the six months ended March 31, 1997.

The cost of production incurred for mineral operations amounted to $1,424,910 (or approximately $193 per ounce of gold produced) for the six months ended March 31, 1998 compared to $1,423,430 (or approximately $331 per ounce of gold produced) for the same period ended March 31, 1997. The significantly lower average cost of production during the current period reflects the
Company's decision, in response to the recent decline in gold prices, to extract gold from surface ores and tailings that require lower processing costs. The Company believes this strategy will allow it to continue its mining operations with profitability in the foreseeable future.

General and administrative (G&A) expenses were $1,167,247 for the six months ended March 31, 1998, compared to $1,080,323 for the six months ended March 31, 1997, an increase of $86,924. The increase is mainly attributable to activities related to Casmyn International Inc., (CII) a 55% owned subsidiary, which was formed during 1997 to explore business opportunities in the Commonwealth of Independent States (CIS). The increase of $179,336 in CII was due primarily to travel and salary expenses incurred for the newly recruited staff in the CIS during the six-month period ended March 31, 1998. These expenses are not expected to recur in future quarters due to the sale of the Company's interest in CII. In addition, investor relations expense increased $46,309 during the six months ended March 31, 1998 compared to the six months ended March 31, 1997 due to more frequent inquiries from current and potential investors during the period. Salaries and wages increased $52,815 during the six months ended March 31, 1998 compared to the same period in 1997 due to adjustments to salary levels. On the other hand, certain expenses have shown significant decreases, partly due to the Company's adopted policy to reduce costs. Travel expenses decreased $116,616 during the six months ended March 31, 1998 compared to the same period ended March 31, 1997. Travel expenses during the six months ended March 31, 1997, included a tour of the Zimbabwe mining operations for a group of twelve mining analysts, as part of the due diligence  process  for  the  preparation  of  independent  research reports.
Insurance expense decreased $35,448 during the current period due to consolidation of the Company's world-wide insurance coverage. The Company continues in its efforts to reduce G & A costs in the future.

There was no compensatory stock option expense for the six months ended March 31, 1998, compared to $83,085 for the six months ended March 31, 1997. Compensatory stock options, which are granted to senior staff, are vested over a predetermined multi-years period. There had been no options granted or vested during the current period.

Professional services expenses, consisting of accounting, audit and tax and legal expenses increased $10,135 in the six months ended March 31, 1998, compared to the six months ended March 31, 1997, mainly due to increased legal fees.

Mineral exploration expenses decreased $383,097 during the six months ended March 31, 1998, compared to the same period ended March 31, 1997. In addition, expenses related to mergers and acquisitions decreased $134,155 during the six months ended March 31, 1998 compared to the same period ended March 31, 1997. These significant decreases reflect the Board's decision to curtail non-mining activities until an improvement in gold prices occurs.

With respect to non-operating activities, the Company no longer accrued a loss from WaterPur as a result of divesting its debt and equity holdings in WaterPur at September 30, 1997. The Company consolidates the financial results of Casmyn International Inc., a 55% owned subsidiary, which incurred a loss of $181,207 for the six months ended March 31, 1998. Accordingly, minority interest's share of the Subsidiary's loss amounted to $81,543 (or 45%). During the six months ended March 31, 1998, the Company earned investment income of $575,553 from its cash and marketable securities balances compared to an interest expense of $14,618 during the same period in 1997. Included in the Other Income (Expense) account was a restricted cash drawdown for a loan guarantee loss of $4,978,424. The loss related to a guarantee provided by the Company for certain unrelated third parties' short term loans. The loans were advanced to the third parties in May 1997 by two independent financial institutions and were secured by certain investment accounts, which contained common shares of the Company. During the three months ended March 31, 1998, the significant decline in the Company's share price had created an impairment in the value of the security. As a result, the lenders of the loans proceeded to call the guarantee provided by the Company resulting in a loss to the Company.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Revenues for the three months ended March 31, 1998 were $1,224,376 representing the sale of approximately 4,038 ounces of gold produced in Zimbabwe compared to $874,645 for the three month period ended March 31, 1997 representing the sale of approximately 2,500 ounces of gold produced. As discussed above, the increase in gold output was the result of the Company's production ramp-up program. The average selling price of gold for the three months ended March 31, 1998 was $303 per ounce compared to an average selling price of $350 per ounce in the three months ended March 31, 1997.

Costs associated with mineral operations amounted to $775,724 (or approximately $192 per ounce of gold) for the three months ended March 31, 1998 compared to $609,584 (or approximately $244 per ounce of gold) for the same period in 1997. In addition, on a three month basis, the cost of mineral operations increased $166,140 (or 27%) while gold sales increased $349,731 (or 40%). The comparison highlights the result of the Company's decision to focus on extracting gold from surface ores and tailings that require lower processing costs.

General and administrative expenses (G&A) were $630,908 for the three months ended March 31, 1998, compared to $512,352 for the three months ended March 31, 1997, an increase of $118,556. The increase is partially due to G&A expenses of $92,000 incurred during the three month period ended March 31, 1998, in Casmyn International Inc., (CII) a 55% owned subsidiary. The increase related to travel and salary expenses for the new staff at the Subsidiary. These expenses are not expected to recur in future quarters due to the sale of the Company's interest in CII. Other items contributed to the overall increase in G&A expenses for the current period include: salaries and wages which increased $125,758 due to adjustments to salary levels; and investor relations expenses, which increased $18,750 due to the increased number of queries from current and potential investors. On the other hand, certain G&A items decreased during the three months ended March 31, 1998, compared to the same period ended March 31, 1997. Travel expenses decreased $81,723 during the current period compared to the same period in 1997 due to a reduction in business development activities. In addition, insurance expense decreased $28,723 as a result of savings generated from coverage consolidation.

Professional services expenses, consisting of accounting, audit and tax and legal expenses increased $35,891 in the three months ended March 31, 1998 compared to the three months ended March 31, 1997 mostly due to higher legal advisory expenses.

Costs associated with mineral exploration and mergers & acquisitions decreased $47,240 and $66,880, respectively, during the three months ended March 31, 1998, compared to the same period in 1997. As discussed previously, the decreases were due to the adopted policy of curtailing costs in non-mining activities until an improvement in gold prices occurs.

With respect to non-operating activities for the three months ended March 31, 1998, minority interest share of Casmyn International Inc.'s loss amounted to $41,400, representing a 45% share of the total loss of $92,000 incurred by the Subsidiary.

The Company earned investment income of $273,884 from its cash and marketable securities balances compared to an interest expense of $40,460 during the same period in 1997. Included in the Other Income (Expense) account was a restricted cash drawdown for a loan guarantee loss of $4,978,424 (as described in the previous section).

CAPITAL RESOURCES AND LIQUIDITY

At  March  31,  1998,  the  Company  had  a  net  working  capital  balance of
$7,926,422.    Management anticipates the net use of cash will diminish in the
Zimbabwean  operating  activities  as  the  gold  operations  approaches
profitability.    As  at  March 31, 1998, the Company spent approximately $2.5 million on the current phase of expansion and anticipates spending approximately $1.5 million during the remainder of the fiscal year ended September 30, 1998, on capital expenditures related to refurbishment and construction of the mining and mineral processing facilities, as well as on projects related to power supply, water supply and housing. The Company will use current cash and cash equivalents to fund other on-going projects in the short term and anticipates that it will be able to secure additional debt and/or equity financing to fund longer term projects although there can be no assurance that any such financing will be secured or the amounts thereof. As discussed previously, the Company has adopted a policy to curtail non-mining activities until improvements in gold prices occur. As a result, future cash requirements for such activities as exploration, mergers & acquisitions and travel expenses are expected to be lower than in prior periods.

With respect to non-recurring use of cash, the Company used $2,037,157 to purchase 405,500 shares of its common stock and used $4,978,424 in connection with a restricted cash drawdown for a loan guarantee loss during the six months ended March 31, 1998.

Net Cash Used in Operating Activities. Net cash used in operating activities was $7,346,923 for the six months ended March 31, 1998. The amount included a restricted cash drawdown for a loan guarantee loss of $4,978,424 and was net of a charge of $226,423 related to such non-cash items as depreciation, depletion & amortization. Use of cash as a result of changes in working capital accounts during the current period included: $299,779, due to an increase in the accounts receivable balance in Zimbabwe; and $2,280,536, primarily due to settlements of certain marketable securities purchased at last year end. Other working capital accounts provided a total cash source of $330,107, majority of which was due to increase in accounts payable balance in Zimbabwe during the period.

Net Cash Used in Investing Activities. Net cash used in investing activities was $2,323,834 for the six months ended March 31, 1998 due to the purchase of property and equipment of $2,485,392 primarily at the Zimbabwe mining properties. In addition, the Company received proceeds of $161,558 from sale of marketable securities as part of its on-going portfolio investment activities.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2,997,184 for the six months ended March 31, 1998. The Company received $5,074,659 from the release of the restricted cash account, which was set up as collateral for its guarantee in connection with certain unrelated third parties' loans. As discussed previously, the Company recorded a corresponding restricted cash drawdown for a loan guarantee loss of $4,978,424 during the current period. In addition, the Company used $2,037,157 to buy back its common shares during the first three months in 1998.

OTHER

On February 16, 1998 the Company entered into an agreement with Salomon Brothers Inc. and Smith Barney Inc. ( collectively, "Salomon Smith Barney") to render certain financial advisory and investment banking services to the Company. Included in the services to be provided was advice on strategic alternatives and implementation of the proposed restructuring of the First Convertible Preferred Stock. The Company paid a retainer fee of $150,000 on execution of the agreement and must pay additional monthly fees of $40,000. In addition, the Company may be liable for a success fee of $1,000,000 plus

7.5% of the post restructuring if the Total Enterprise Value of the Company is between $30,000,000 and $75,000,000 and 10% of the Total Enterprise Value in excess of $75,000,000. An additional $1,000,000 if the average closing stock price, before adjusting for stock splits is greater than $1.00 per share plus $100,000 for every $0.25 the per share stock price exceeds $1.00.

The Total Enterprise Value of the Company referred to in the previous paragraph is a defined term in the agreement with Salomon Smith Barney which means the market values of all sources of capital used to fund the assets of the Company including, but not limited to, all forms of debt, preferred securities, warrants, stock purchase rights, convertible securities, minority interest, all forms of equity including common equity and dividends or distributions paid after January 31, 1998, less cash. The details of the agreement are included in Exhibit 10.12.

As of May 11, 1998, the Company had an aggregate 141,543,350 Common shares issued and outstanding compared to 111,959,619 Common shares as at March 31, 1998. The additional 29,583,731 Common Shares issued subsequent to the six months ended March 31, 1998, were due to the conversion of 18,892 shares of Convertible Preferred Stock.


On April 2, 1998, the Company received a notice from Nasdaq that its Common Stock is subject to delisting because the current stock price is below the minimum price of $1.00. The Company has until July 1, 1998, to achieve compliance. The Company intends to hold a special meeting of the Common Shareholders to obtain approval for a reverse split (see Restructuring Proposal below).

On April 23, 1998, the Company received a notice from Nasdaq that its Common Stock is subject to delisting because it has failed to maintain the minimum number of active market makers for trading of its shares. The Company was provided a thirty-day (30) period to achieve compliance.

Restructuring Proposal

On March 11, 1998 and March 20, 1998 the Company disclosed the proposed and subsequently revised amendment to the terms of the preferred instruments as contained in a proxy statement to the preferred shareholders.The majority of the preferred shareholders did not approve the proposed amendment in a special shareholders meeting held on March 31, 1998. ( See Forms 8-K dated March 11, 1998 and March 20, 1998)

On  May  6,  1998,  the  Company  presented    a new proposal to the Company's
Convertible Preferred Shareholders seeking approval for a revised restructuring proposal as follows:

  (1) To establish a fixed conversion price of $0.04 per Common Share for all conversion notices received after the proposal is approved by the Preferred Shareholders;
  (2) To grant to the Preferred Shareholders voting rights on an as converted basis, subject to approval by the Company's Common Shareholders; and
  (3) To permit the Company to redeem the Preferred Stock at the following redemption prices plus accrued and unpaid dividends, if redeemed during the twelve months beginning January 1, 1998 - $25; 1999 - $32.50; 2000-$35; 2001-$40; and $40 per share thereafter.

If the Preferred Shareholders approve the restructuring proposal, the Company intends to send out a proxy statement to its Common Shareholders seeking their approval of the above voting rights for the Preferred Shareholders and a fifty-to-one reverse split of the Common Stock (subject to adjustment on approval of the Board of Directors). The fixed conversion price will only remain in effect if the Common Shareholders approval is received within 60 days of the Preferred Shareholders approval.

Two of the present members of the Board of Directors will resign if the restructuring proposal is approved at the meeting of the Preferred Shareholders. The two remaining members will then elect three persons designated by the Preferred Shareholders as Directors of the Company. Thus, the majority of the Board will be made up of persons designated by the Preferred Shareholders. The three new directors will resign immediately should the Common Shareholders not approve the reverse split of the Common Stock and the authorization for voting rights for the Preferred Shareholders.

Sale of Subsidiary

As of May 11, 1998, the Company has reached an agreement in principle, subject to documentation related to the sale of its equity interest in Casmyn International Inc., a 55% owned subsidiary, to WaterPur International Inc. ("WaterPur"). CII has been involved with the development of business opportunities for the Company in the Commonwealth of Independent States. The Company is related to WaterPur through certain common directors and officers. Under the terms of the sale arrangement, the Company will receive gross proceeds of $55,000, which will be paid by WaterPur issuing cash or an equivalent number of common shares at the time the transaction is concluded.
 WaterPur's common stock is traded publicly in the over-the-counter market and is listed on the Bulletin Board maintained by Nasdaq under the symbol "WPUR".

Renewal of Credit Facility

On April 22, 1998, the Company renewed its short term credit facility. The $5,000,000 facility is fully utilized and bears interest at LIBOR plus 2.25%. After twelve months from the date of initial drawdown, the borrowings under the facility are repayable upon demand. The terms of the facility are the same as in the prior year except for the security provided by the Company is a cash sum of 120% of the facility which is held in an account under a pledge agreement and supporting security agreement. The Bank will release the previous security relating to the Company's assets in Zimbabwe.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



A.                                        Exhibits

    Exhibit 10.12 Agreement with Salomon Brothers Inc. and Smith Barney Inc. and Casmyn Corp.

    Exhibit 27 -- FINANCIAL DATA SCHEDULE (EDGAR only)

B.  Forms 8-K


1. The Company filed Form 8-K on March 11, 1998 disclosing details of the proposed amendment to the terms of the preferred instruments as contained in a proxy statement to the preferred shareholders. The proposal established, among other things, a fixed range of conversion prices for conversion of the remaining preferred shares. The proxy statement was revised (see below) prior to the scheduled special shareholders meeting.

2. The Company filed Form 8-K on March 20, 1998 revising the details of the proposed amendment to the terms of the preferred instruments as contained in a proxy statement to the preferred shareholders. The proposal established, among other things, a fixed conversion price for conversion of the remaining preferred shares. A majority of the preferred shareholders did not approve the proposed amendment in a special shareholders meeting held on March 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Casmyn Corp.

                                               /s/ Debbie Barfurth-Wood
May 11, 1998                             By _____________________________
                                             Debbie Barfurth-Wood, Controller
                           (Duly authorized and Principal Accounting Officer)