Form 10-Q
period 1998-06-30
CASMYN CORP
filed 1998-08-17
CIK 772320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _________________
                                    FORM 10-Q

[  X  ]     Quarterly  report  under  Section  13  or  15  (d) of the Securities
Exchange  Act of  1934

FOR  THE  QUARTERLY  PERIOD  ENDED          JUNE  30,   1998
                                            ----------------

                                       OR

[     ]     Transition  report  under  section  13 or 15 (d) of the Exchange Act



                         COMMISSION FILE NUMBER 0-14136

                                 CASMYN  CORP.
                                 -------------
               (Exact  name of registrant as specified in  Charter)


                                   COLORADO
                                 -------------
                 (State or other jurisdiction of incorporation)


                                  84-0987840
                                 ------------
                        (IRS Employer Identification No.)

                      1500 WEST GEORGIA STREET, SUITE 1800
                         VANCOUVER, BC, CANADA  V6G 2Z6
                                (604)  601-5200
                                ----------------
          (Address and Telephone Number of Principal Executive Offices)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X
]  No  [     ].

As of August 12, 1998, 218,340,018 shares of the issuer's common stock were outstanding.

     This  report  contains  20  pages.

                                  CASMYN CORP.
                                    FORM 10-Q
                                      INDEX

                                                                        Page
PART  I.     Financial  Information:                                     No.
                                                                        ----

   Condensed  Consolidated  Balance  Sheets  -  June  30,  1998
      and  September  30,  1997                                            3

   Condensed  Consolidated  Statements  of  Operations  -  Three  Months
      and  Nine  Months  ended  June  30, 1998 and 1997                    4

   Condensed  Consolidated  Statements  of  Cash  Flows  -  Nine  Months
      ended  June  30,  1998  and  1997                                    5

   Notes  to  Condensed  Consolidated  Financial  Statements               7

   Management's  Discussion  and  Analysis  of  Financial
      Condition  and  Results  of  Operations                             13

PART  II.     Other  Information:

    Item  6  -  Exhibits  and  Reports  on Form 8-K                       20

    Signatures                                                            20


                                  CASMYN CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                            JUNE 30,     SEPTEMBER 30,
                                              1998           1997
                                          (UNAUDITED)      (AUDITED)
                                          ------------  ---------------
CURRENT ASSETS:
     Cash and cash equivalents            $  4,992,920  $    18,185,515
     Restricted cash                                 -        5,074,659
     Marketable securities                   1,760,343        2,096,704
     Accounts receivable, net                  728,886          511,135
     Inventories                               744,788          751,299
     Prepaid expenses and other assets          74,312          247,560
                                          ------------     ------------
          Total current assets               8,301,249       26,866,872
INVESTMENT IN AND ADVANCES TO AFFILIATES     1,422,000        4,574,368
PROPERTY AND EQUIPMENT, NET                 19,807,339       16,676,347
OTHER ASSETS                                   125,954          155,792
				        ------------     ------------
          TOTAL ASSETS                    $ 29,656,542  $    48,273,379
                                          ============  ===============



                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------


CURRENT LIABILITIES:
     Accounts payable                                        $       815,407   $      1,108,944
     Accrued taxes from acquisition                                  560,799            792,801
     Accrued liabilities                                             140,690          2,156,704
     Line of credit                                                        -          4,966,160
     Current portion of long-term debt                                     -             58,418
                                                             ----------------  -----------------
          Total current liabilities                                1,516,896          9,083,027
DIVIDEND PAYABLE                                                   1,422,000          4,574,368
						          ----------------  -----------------
          Total Liabilities                                        2,938,896         13,657,395
							 ----------------  -----------------
MINORITY INTEREST                                                     21,514            144,220
                                                             ----------------  -----------------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value; 20,000,000 shares
       authorized; 1,082,840 and 1,406,962 shares issued             108,284            140,697
       and outstanding; liquidation preference $27,071,000
     Common stock, $.04 par value; 300,000,000 shares
       authorized; 218,335,514 and 13,376,714 shares issued
        and outstanding                                            8,733,421            535,069
     Additional paid-in capital                                   70,262,772         66,486,227
     Accumulated deficit                                        ( 45,994,427)     (  28,453,840)
     Foreign currency translation adjustment                  (    3,469,326)    (    3,328,954)
     Treasury stock-at cost, 583,937 and 181,437 shares       (    2,944,592)   (       907,435)
                                                             ----------------  -----------------
       Total Stockholders' Equity                                 26,696,132         34,471,764
                                                             ----------------  -----------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    29,656,542   $     48,273,379
                                                             ================  =================

          SEE  ACCOMPANYING  NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS.


                                          CASMYN CORP.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                           (UNAUDITED)

                                         FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                            1998            1997            1998           1997
                                     ---------------------------     ---------------------------



REVENUES:
 Precious metals                    $  1,240,077   $   1,025,537   $   3,441,483   $  2,522,688
 Cost of production                      868,028       1,011,879       2,509,168      2,896,373
                                    -------------  --------------  --------------  -------------
 GROSS PROFIT (LOSS)                     372,039          13,658         932,315    (   373,685)
                                    -------------  --------------  --------------  -------------

COSTS AND EXPENSES:
 General and administrative
     expenses                            261,840         358,004       1,175,167      1,074,013
 Compensatory stock option
     expense                                   -               -               -         83,085
 Professional services                   521,919          90,340         705,465        249,751
 Depreciation, depletion and
     amortization                        209,758          69,594         517,724        294,457
 Mineral exploration expense              64,642          72,163         201,980        491,256
 Mergers and acquisitions                      -          30,182          59,185        204,414
                                    -------------  --------------  --------------  -------------
                                       1,058,159         620,283       2,659,521      2,396,976
				  -------------  --------------  --------------  -------------

LOSS FROM OPERATIONS                 (   686,120)    (   606,625)     (1,727,206)    (2,770,661)
    				  -------------  --------------  --------------  -------------

OTHER INCOME (EXPENSE):
 Equity in net loss of affiliate               -     (   234,024)              -    (   791,734)
 Minority interest in net loss of
    consolidated subsidiary               41,162               -         122,705              -
 Interest income, net                    162,426         125,179         737,979        110,561
 Gain on sale of investment                    -               -               -        126,000
 Write down of investment            ( 3,152,368)              -      (3,152,368)             -
 Other income (expense), net             204,771     (    19,702)     (4,734,377)         5,446
				  -------------  --------------  --------------  -------------

Other income (expense), net           (2,744,009)     (  128,547)   (  7,026,061)   (   549,727)
                                    -------------  --------------  --------------  -------------
NET LOSS                            $( 3,430,129)  $  (  735,172)  $  (8,753,267)  $ (3,320,388)
                                    =============  ==============  ==============  =============

BASIC LOSS PER COMMON SHARE
  Net Loss                          $( 3,430,129)  $  (  735,172)  $  (8,753,267)  $ (3,320,388)
  Less: dividends on
    convertible preferred stock         (529,925)              -      (1,755,500)             -
  Less: amortization of
    discount on convertible
    preferred stock                   (2,966,567)    (   963,704)     (7,031,820)   (   963,704)
                                    -------------  --------------  --------------  -------------
NET LOSS APPLICABLE TO
   COMMON SHARES                    $ (6,926,621)  $(  1,698,876)  $ (17,540,587)  $ (4,284,092)
                                    =============  ==============  ==============  =============
NET LOSS PER COMMON SHARE           $      (0.04)  $       (0.13)  $       (0.24)  $      (0.33)
				  =============  ==============  ==============  =============
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING               171,066,305      13,337,535      72,170,982     12,879,210
                                    =============  ==============  ==============  =============

             SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                           CASMYN CORP.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                           (UNAUDITED)


							    ----------------  ---------------
                                                                           1998             1997
                                                                ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $    (8,753,267)  $   (3,320,388)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation, depletion and amortization                           517,724          294,457
     Equity in net loss of affiliate                                          -          791,734
     Compensatory stock option expense                                        -           83,085
     Amortization of debt issue costs                                         -           30,000
     Gain on sale of investment                                               -     (    126,000)
     Write down of investment                                         3,152,368                -
     Minority interest in net loss of consolidated subsidiary          (122,706)               -
     Other non-cash expense                                                   -          258,617
     Increase in accounts receivable                               (    217,751)     ( 1,194,705)
     (Increase) decrease in inventories                                   6,511     (    430,600)
     Decrease (increase) in prepaid expenses and other assets           203,086     (    225,971)
     Decrease in accounts payable                                      (293,537)   (      43,375)
     Decrease in accrued liabilities                               (  2,248,016)    (    311,774)
     Decrease in amounts due from related parties                             -    (      12,364)
						              ---------------  ---------------
          Net cash used in operating activities                      (7,755,588)     ( 4,207,284)
                                                                 ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                             -          900,000
     Decrease in long-term deposits                                           -    (      72,745)
     Investment in and advances to affiliates                                 -      ( 2,186,578)
     Investment in marketable securities                                      -      ( 6,040,939)
     Proceeds from sale of marketable securities                        336,361                -
     Purchase of property and equipment                            (  3,648,716)     ( 7,739,754)
                                                                 ---------------  ---------------
         Net cash used in investing activities                     (  3,312,355)    ( 15,140,016)
                                                                ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Private placement of common stock and units                              -        1,410,500
     Issuance of common stock for exercise of stock options               2,796          236,862
     Private placement of convertible preferred stock                         -       16,751,389
     Proceeds (repayment) of line of credit                          (4,966,160)       5,252,619
     Decrease (increase) in restricted cash                           5,074,659       (5,000,000)
     Purchase of treasury stock                                    (  2,037,157)               -
     Repayments of long-term debt                                (       58,418)   (     189,045)
                     					     ---------------  ---------------
          Net cash (used in) provided by financing activities      (  1,984,280)      18,462,325
							    ---------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
     EQUIVALENTS                                                   (    140,372)           2,417
							    ----------------  ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (13,192,595)    (    882,558)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       18,185,515        4,046,194
							     ---------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     4,992,920   $    3,163,636
                                                                ================  ===============
										(CONTINUED)

                   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  CASMYN CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997


			                                       -----------    -----------
                                  				           1998           1997
   				                               ----------     ----------

CASH  PAID  FOR  INTEREST                                        $  368,563     $  134,060
                                                                 ==========     ==========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

  Issuance of common stock for services          $                      -     $   226,561
  Issuance  of  common  stock  for  payment  of  interest               -          88,699
  Conversion  of  debenture  to  common  stock  and
       preferred  stock  to  common  stock                              -       5,000,000
  Decrease  in  other  assets  and  decrease  in  additional paid  in  capital  to  reclassify  unamortized  debt
       issue  costs  for  debt  converted  to  preferred  stock
       and  common  stock                                               -         200,000
  Conversion  of  preferred  stock  to  common  stock           8,156,122               -
  Issuance  of  preferred  stock  dividend                      1,755,500               -
  Amortization  of  discount  on  convertible  preferred
       stock                                                    7,031,820         963,704
 Accrued  dividend  on  convertible  preferred  stock
                                                                        -         356,728
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

The FASB recently issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosure About Segments of an Enterprise and Related Information, which is also effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for segment reporting in the financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new statement for its fiscal year beginning October 1, 1998, and does not anticipate that providing required disclosures will result in significantly different information from that which is currently being disclosed.

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

FOREIGN  CURRENCY  TRANSLATION

Prior to September 30, 1997, the functional currency of the Company's Zimbabwe operations had been the Zimbabwean dollar. Accordingly, balance sheet accounts were translated to US dollars using current exchange rates in effect at the balance sheet date while revenue and expense accounts were translated using the weighted average exchange rate during the reported period. The gains or losses resulting from such translation were recorded in the foreign currency translation adjustment account included as part of stockholders' equity. During the quarter ended December 31, 1997, the Zimbabwean currency experienced devaluation in excess of 40%. This level of devaluation is expected to have significant impacts on Zimbabwe's annual rate of inflation such that the country may be classified as highly inflationary. As a result, the US dollar has been adopted as the functional currency for the Company's Zimbabwe operations, effective October 1, 1997. Pre-existing non-monetary assets and liabilities are measured using exchange rates in effect as at October 1, 1997 and any gains or losses from holding monetary assets and liabilities are reflected in the statement of operations for the period. Amortization and charges related to non-monetary items are recorded using exchange rates at the time such items arose. Other revenue and expense accounts continue to be translated using the weighted average exchange rate during the reported period.

2.  RESTRICTED  CASH

As at year end September 30, 1997, the Company had $5,074,659 of restricted cash (including accrued interest of $74,659) which was deposited with two financial institutions under the Company's guarantee of short term loans to unrelated third parties. Under agreements with the unrelated third parties, the loans were secured by certain investment accounts, which contained common shares of the Company. During the second quarter of 1998, the significant decline in the Company's share price had created an impairment in the value of the security. As a result, the lenders of the loans proceeded to call the guarantee provided by the Company resulting in a loss of $4,978,424 to the Company.

3.  COMMITMENTS  AND  CONTINGENCIES

(i)  Agreement

On February 16, 1998, the Company entered into an agreement with Salomon Brothers Inc. and Smith Barney Inc. ( collectively, "Salomon Smith Barney") to render certain financial advisory and investment banking services to the Company. Included in the services to be provided was advice on strategic alternatives and implementation of the proposed restructuring of the First Convertible Preferred Stock (" the Preferred Stock Restructuring"). The Company paid a retainer fee of $150,000 on execution of the agreement and must pay additional monthly fees of $40,000. In addition, the Company may be liable for a success fee of $1,000,000 plus 7.5% of the post restructuring Total Enterprise Value ("TVE") if the TVE of the Company is between $30,000,000 and $75,000,000 and 10% of the TVE in excess of $75,000,000. ; and an additional $1,000,000 if the average closing stock price, before adjusting for stock splits is greater than $1.00 per share plus $100,000 for every $0.25 the per share stock price exceeds $1.00.

The TVE of the Company referred to in the previous paragraph is a defined term in the agreement with Salomon Smith Barney which means the market values of all sources of capital used to fund the assets of the

Company including, but not limited to, all forms of debt, preferred securities, warrants, stock purchase rights, convertible securities, minority interest, all forms of equity including common equity and dividends or distributions paid after January 31, 1998, less cash.

The Company terminated the agreement with Solomon Smith Barney in April, 1998, as a successful restructuring agreement was not negotiated with the Preferred Stockholders. The Company intends to contest any claim for payment of any success fee although no assurance can be given that the Company will prevail in its position.


(ii)  Sale  of  Subsidiary

On May 11, 1998, the Company reached an agreement in principle for the sale of its equity interest in Casmyn International Inc., a 55% owned subsidiary, to WaterPur International Inc. Documentation and finalization of the transaction is still subject to negotiation.


(iii)  Preferred  Stock  Restructuring


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

On May 18, 1998, the Preferred Shareholders approved the restructuring proposal. The Company intended to send out a proxy statement to its Common Shareholders seeking their approval of the above voting rights for the Preferred Shareholders and a fifty-to-one reverse split of the Common Stock. However, the Company received notification from NASDAQ that it was in default of certain requirements. The Company requested a hearing with NASDAQ and pending the results of the heaing it postponed obtaining approval from the Common Shareholders. As the hearing was not completed within 60 days following the Preferred Shareholder approval the fixed conversion price is no longer in effect.

On August 1, 1998, the Company announced the resignation of Mr. Hanif Dahya and Mr. Sandro Kunzle from the Board of the Directors, and the appointment of Mr. Alexander L. Cappello and Mr. Mark Zucher to the Board of Directors.

4.  SUMMARY  OF  STOCKHOLDERS'  EQUITY  TRANSACTIONS
               (Unaudited)

During  the  nine  months  ended  June  30, 1998, the Company has recorded the following activity in its stockholders'
equity  accounts:


                                Number of Common Shares                 Number of Preferred Shares
                                                         Common Stock                                Preferred Stock
Description
Balances September 30, 1997                  13,376,714  $     535,069                   1,406,962   $        140,697
Exercise of stock options                        69,923          2,796                           -                  -
Preferred stock dividend                              -              -                      70,220              7,021
Conversion of preferred shares              204,888,877      8,195,556                (    394,342)         (  39,434)
Conversion discount on
   convertible preferred stock                        -              -                           -                  -
Decrease in Dividend Payable                          -              -                           -                  -
Purchase of treasury stock                            -              -                           -                  -
Foreign currency
   translation adjustment                             -              -                           -                  -
Net loss                                              -              -                           -                  -
                                -----------------------  -------------  ---------------------------  -----------------
Balances at June 30, 1998                   218,335,514  $   8,733,421                   1,082,840   $        108,284
                                =======================  =============  ===========================  =================

                                                                                     Foreign Currency Translation Adjustment
                                Additional Paid-in Capital
                                                              Accumulated Deficit
Description
Balances September 30, 1997     $                66,486,227   $        (28,453,840)  $                             (3,328,954)
Exercise of stock options                                 -                      -                                          -
Preferred stock dividend                          1,748,479           (  1,755,500)                                         -
Conversion of preferred shares                 (  8,156,122)                     -                                          -
Conversion discount on
   convertible preferred stock                    7,031,820            ( 7,031,820)                                         -
Decrease in Dividend Payable                      3,152,368			    -                                          -
Purchase of treasury stock                                -                      -                                          -
Foreign currency
   translation adjustment                                 -                      -                                   (140,372)
Net loss                                                  -             (8,753,267)                                         -
                                ----------------------------  ---------------------  -----------------------------------------
Balances at June 30, 1998       $                70,262,772   $        (45,994,427)  $                             (3,469,326)
                                ============================  =====================  =========================================


                       			      Treasury Stock                Total Stockholders' Equity
Description
Balances September 30, 1997     $    (  907,435)              $                34,471,764
Exercise of stock options                     -                                     2,796
Preferred stock dividend                      -                                         -
Conversion of preferred shares                -                                         -
Conversion discount on
   convertible preferred stock                -                                         -
Decrease in Dividend Payable                  -                                 3,152,368
Purchase of treasury stock          ( 2,037,157)                              ( 2,037,157)
Foreign currency
   translation adjustment                     -                                  (140,372)
Net loss                                      -                                (8,753,267)
                                ----------------  ---------------------------------------
Balances at June 30, 1998       $   ( 2,944,592)              $                26,696,132
                                ================  =======================================

5.     IMPAIRMENT  IN  VALUE  OF  INVESTMENT

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

Also, effective September 30, 1997, the Company's Board of Directors announced the spin-off to its shareholders of all the 7,900,004 Convertible Preferred Shares received by the Company in the Restructuring to the common and preferred shareholders of the Company of record on October 15, 1997. The Company must receive regulatory approval prior to distribution of these Convertible Preferred Shares. At September 30, 1998, there was an investment in WPUR and a corresponding dividend payable of $4,574,368.

For the quarter ended June 30, 1998, due to a significant and prolonged decrease in the market value of WPUR's common stock, management determined there was an  impairment in the value of its investment in WPUR.  Thus, the Investment in WPUR has been written down to market value of approximately $1,422,000 resulting in a writedown of $3,152,368. The corresponding dividend payable has also been decreased by $3,152,368 to $1,422,000 in order to reflect the decrease in value of the investment.

6.     SHORT  TERM  BORROWINGS

On June 9, 1998, the bank exercised its right under the Facility Agreement to require immediate repayment of the outstanding balance. On June 11, 1998, the Company paid $4,966,160 to the bank, thereby discharging its liability. The assets held in its Pledge Collateral account were subsequently liquidated. The Company has no further liability to the bank.


7.     SUBSEQUENT  EVENTS

(i) On July 31, 1998, the Company received a notice from NASDAQ that the NASDAQ Listings Qualifications Panel "the Panel" has made a determination to delist the Company's Common Stock from The NASDAQ Stock Market effective the close of business, July 31, 1998. The Panel made its decision to delist based on its lack of confidence in the Company's ability to meet and maintain a minimum $1.00 per share bid price subsequent to putting into effect the proposed reverse stock split. The Panel also noted that the Company does not currently meet the market maker requirement for trading of its shares.


     The NASDAQ Listing and Hearing Review Council "Listing Council" may, on its motion, determine to review any Panel decision within 45 calendar days after the issuance of the written decision. If the Listing Council elects to review this decision it may affirm, modify, reverse, dismiss, or remand the decision of the Panel. The Company has 15 days from the date of the delisting decision to request the Listing Council review its decision, which the Board of Directors has determined to do.
The Company has no assurance that it will be relisted on NASDAQ. In the interim the securities of the Company may be eligible to trade on the Over the Counter ("OTC") Bulletin Board.

(ii) Pursuant to Section 1.4 of the Preferred Stock Investment Agreements, the Company shall pay the investor (preferred shareholder) a penalty in cash of an amount equal to 3% of the total Purchase Price of Shares and any Registrable Securities then held by the Investor during any period in excess of thirty days that the Common Stock of the Company is not listed and traded on NASDAQ or on a national securities exchange. The payment must be made not later than five business days after the end of the 30-day period with respect to which such payment is due and if not so paid the Preferred Shares shall be redeemable at the option of the holder at their liquidation preference divided by 100% less the Applicable Percentage set forth in Schedule I of the Preferred Stock Investment Agreements (See the September 30, 1997 Form 10-K, Exhibits 10.10 & 10.11).

     Given that the Company's Common Shares have been officially delisted from NASDAQ on July 31, 1998, a penalty of $ 810,000 maybe payable on September 4,
1998. The Company is engaged in discussions with certain holders of the Company's Preferred Stock to obtain a waiver of the penalty arising from the delisting. However, there are no assurances that the Company will be able to obtain such a waiver.


8.     COMPARATIVE  NUMBERS

Certain amounts in the prior year financial statements have been reclassified for comparative purposes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL  NOTE  CONCERNING  FORWARD-LOOKING  STATEMENTS

Certain of the foregoing information constitutes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to those with respect to the price of gold, estimated future production, estimated cost of future production, acquisition opportunities and permitting time lines, involve unknown risks, uncertainties, and other factors which may cause thee actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the actual price of gold, development and mining activities, the implementation of cost-cutting measures, fluctuations in exchange rates, as well as those factors discussed in the Company's Annual Report in Form 10-K filed with Securities and Exchange Commission for the year ended September 30, 1997

OVERVIEW

The business activities of the Company center around mineral resource development. Until December 31, 1997, the Company's primary focus has been the acquisition and exploration of precious mineral resource properties in Zimbabwe, Zambia and South Africa. The Company is presently focusing on the mining operations located in Zimbabwe.

In response to the recent decline in gold prices, the Board of Directors adopted a policy to preserve the Company's cash resources and capital base while maintaining its gold production at a sustainable profit. The most immediate effects of this policy is a significant reduction in such expenses as exploration and mergers & acquisitions (M&A).


RESULTS  OF  OPERATIONS

NINE  MONTHS ENDED JUNE 30, 1998 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1997

Revenues for the nine months ended June 30, 1998 were $3,441,483 representing sales of approximately 11,585 ounces of gold produced in Zimbabwe compared to $2,522,688 for the nine month period ended June 30, 1997 representing the sale of approximately 7,277 ounces of gold. The increase in gold production during the current period over the same period in 1997 was consistent with the Company's overall plan to increase production. The Company anticipates a continued increase in its gold output for the remainder of the fiscal year. The average selling price of gold for the nine months ended June 30, 1998, was $297 per ounce compared to an average price of $347 per ounce during the nine months ended June 30, 1997.

The overall increase in production of 4,308 ounces of gold (59%) during the nine months ended June 30, 1998 compared to the same period in 1997 resulted in increased revenues of approximately $1,280,000. This was offset by a decrease in the price of gold of $50 per ounce or $362,000. The net effect is that gold sales increased by approximately $918,000.

The cost of production incurred for mineral operations amounted to $2,509,168 (or approximately $217 per ounce of gold produced) for the nine months ended June 30, 1998 compared to $2,896,373 (or approximately $398 per ounce of gold produced) for the same period ended June 30, 1997. The cost of production for the nine months ended June, 30, 1997 included significant start-up costs from the first year of operations. The significantly lower average cost of production during the the nine months ended

June 30, 1998 is a result of improved operating techniques, the implementation of a cost reduction program and the Company's decision, in response to the recent decline in gold prices, to extract gold from surface ores and tailings that require lower processing costs. The Company believes this strategy should allow it to continue its mining operations on a profitable basis in the foreseeable future.

General and administrative (G&A) expenses were $1,175,167 for the nine months ended June 30, 1998, compared to $1,074,013 for the nine months ended June 30, 1997, a net increase of $101,154 which is due to a number of items. The investor relations expense decreased $64,946 during the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997 as the Company had incurred expenses related to the preferred stock financing in 1997. Travel expenses decreased $163,373 during the nine months ended June 30, 1998 compared to the same period ended June 30, 1997. Travel expenses during the nine months ended June 30, 1997, included a tour of the Zimbabwe mining operations for a group of twelve mining analysts, as part of the due diligence process for the preparation of independent research reports, and increased travel between South Africa, Zambia and Zimbabwe. Insurance expense decreased $20,988 during the current period mainly due to consolidation of the Company's world-wide insurance coverage. The Company continued to absorb G&A costs attributable to activities related to Casmyn International Inc., (CII) a 55% owned subsidiary, which was formed during 1997 to explore business opportunities in the Commonwealth of Independent States (CIS). CII incurred $248,062 in G&A comprised primarily of travel and salary expenses incurred for staff in the CIS during the nine-month period ended June 30, 1998. These expenses are not expected to recur in future quarters due to the proposed sale of the Company's interest in CII. Salaries and wages increased $162,948 during the nine months ended June 30, 1998 compared to the same period in 1997 due to adjustments to salary levels.

There was no compensatory stock option expense for the nine months ended June 30, 1998, compared to $83,085 for the nine months ended June 30, 1997. Compensatory stock options, which are granted to senior staff, are vested over a predetermined period. There were no options granted or vested during the current period.

Professional services expenses, consisting of consulting, accounting, audit and tax and legal expenses increased significantly by $455,714 in the nine months ended June 30, 1998, compared to the nine months ended June 30, 1997, primarily due to $320,094 in consulting fees for Solomon Smith Barney in connection with the attempted Preferred Stock Restructuring. These fees were capitalized as deferred charges in the previous quarter ended March 31, 1998. Legal fees increased $162,131 primarily due to costs associated with the Preferred Stock Restructuring and related to NASDAQ issues. Accounting fees decreased a net $34,458 due reduced acquisition and financing activities by the Company for the nine months ended June 30, 1998 compared to the same period ended in 1997.

Mineral exploration expenses decreased $289,276 during the nine months ended June 30, 1998, compared to the same period ended June 30, 1997. In addition, expenses related to mergers and acquisitions decreased $145,229 during the nine months ended June 30, 1998 compared to the same period ended June 30, 1997. These significant decreases reflect the Board's decision to reduce expenses for exploration and M&A.

With respect to non-operating activities, the Company no longer accrued a loss from WaterPur International Inc. ("WaterPur") as a result of divesting its debt and equity holdings in WaterPur at September 30, 1997. The Company consolidates the financial results of CII, a 55% owned subsidiary, which incurred a loss of $272,678 for the nine months ended June 30, 1998. Accordingly, minority interest's share of the Subsidiary's loss amounted to $122,705 (or 45%). During the nine months ended June 30, 1998, the Company earned investment income of $737,979 from its cash and marketable securities balances compared to an interest income of $110,561 during the same period in 1997. The increase of

$627,418 in interest revenue is due to higher cash balances in the Company during the nine months ended June 30, 1998, as a result of the Preferred Stock financings completed during 1997.

Included in the Other Income (Expense) account is a foreign exchange gain of approximately $256,000 and a restricted cash drawdown for a loan guarantee loss of $4,978,424. The loss related to a guarantee provided by the Company for certain unrelated third parties' short term loans. The loans were advanced to the third parties in May 1997 by two independent financial institutions and were secured by certain investment accounts, which contained common shares of the Company. During the second quarter of 1998, the significant decline in the Company's share price had created an impairment in the value of the security. As a result, the lenders of the loans proceeded to call the guarantee provided by the Company resulting in a loss to the Company.

Also included in Other Income (Expense) is a write down in the value of the Company's Investment in WPUR Convertible Preferred Shares. Due to a significant and prolonged decrease in the market value of WPUR's common stock, management has determined there to be an impairment in the value of its investment in WPUR. Thus, the Investment in WPUR has been written down to market value of approximately $1,422,000 resulting in a writedown of $3,152,368. The corresponding dividend payable has also been decreased by $3,152,368 to $1,422,000 in order to reflect the decrease in value of the investment (See Note 5 in the Notes to Condensed Financial Statements for further details) .

THREE  MONTHS  ENDED  JUNE  30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

Revenues for the three months ended June 30, 1998 were $1,240,077 representing the sale of approximately 4,190 ounces of gold produced in Zimbabwe compared to $1,025,537 for the three month period ended June 30, 1997 representing the sale of approximately 2,977 ounces of gold produced. As discussed above, the increase in gold output was the result of the Company's program to increase product. The average selling price of gold for the three months ended June 30, 1998 was $296 per ounce compared to an average selling price of $345 per ounce in the three months ended June 30, 1997.

The overall increase in production of 1,213 ounces of gold (41%) during the three months ended June 30, 1998 compared to the same period in 1997 resulted in increased revenues of approximately $359,000. This was offset by a decrease in the price of gold of $49 per ounce or $145,000. The net effect is that gold sales increased by approximately $214,000.

Costs associated with mineral operations amounted to $868,028 (or approximately $207 per ounce of gold) for the three months ended June 30, 1998 compared to $1,011,879 (or approximately $340 per ounce of gold) for the same period in 1997, a decrease of $143,851 (or 14%). The cost of production for the three months ended June, 30, 1997 included significant start-up costs. The significantly lower average cost of production during the three months ended June 30, 1998 is the result of improved operating techniques, the implementation of a cost reduction program and the Company's decision, in response to the recent decline in gold prices, to extract gold from surface ores and tailings that require lower processing costs. The Company believes this strategy should allow it to continue its mining operations on a profitable basis in the foreseeable future.


General and administrative expenses (G&A) were $261,840 for the three months ended June 30, 1998, compared to $358,004 for the three months ended June 30, 1997, a decrease of $96,164 (27%). Certain expenses have shown significant decreases, partly due to the Company's efforts to reduce costs. The investor relations expense and conference and seminars decreased by $110,989 and $28,561 respectivily during the three months ended June 30, 1998 compared to the three months ended June 30, 1997 as the Company had incurred expenses related to the Preferred Stock financing in 1997. Travel expenses decreased $37,697 during the three months ended June 30, 1998 compared to the same period ended June 30, 1997 primarily due to less travel to Africa. The Company continued to absorb G&A costs attributable to activities related to CII, a 55% owned subsidiary, which was formed during 1997 to explore business opportunities in the CIS. CII incurred $68,726 in G&A comprised primarily of travel and salary expenses incurred for staff in the CIS during the three month period ended June 30, 1998. These expenses are not expected to recur in future quarters due to the proposed sale of the Company's interest in CII. Salaries and wages increased $31,802 during the three months ended June 30, 1998 compared to the same period in 1997 due to adjustments to salary levels.

Professional services expenses, consisting of consulting, accounting, audit and tax and legal expenses increased significantly by $431,579 in the three months ended June 30, 1998, compared to the three months ended June 30, 1997, primarily due to $320,094 in consulting fees for Solomon Smith Barney related to the attempted Preferred Stock Restructuring. These fees were capitalized as deferred charges in the previous quarter ended March 31, 1998. Legal fees increased by $93,501 primarily due to costs associated with the Preferred Stock Restructuring and related to NASDAQ issues. Accounting fees increased a net $30,895 during the quarter ended June 30, 1998 compared to the same period in 1997 due to a special audit performed during the attempt to effect the Preferred Stock Restructuring.

With respect to non-operating activities for the three months ended June 30, 1998, minority interest share of CII's loss amounted to $41,162 representing a 45% share of the total CII loss of $91,471.

Included in Other Income (Expense) is a write down in the value of the Company's Investment in WPUR Convertible Preferred Shares. Due to a significant and prolonged decrease in the market value of WPUR's common stock, management has determined there to be an impairment in the value of its investment in WPUR. Thus, the Investment in WPUR has been written down to market value of approximately $1,422,000 resulting in a writedown of $3,152,368. The corresponding dividend payable has also been decreased by $3,152,368 to $1,422,000 in order to reflect the decrease in value of the investment (See Note 5 in the Notes to Condensed Financial Statements for further details) .

The Company earned investment income of $162,426 from its cash and marketable securities balances compared to an interest income of $125,179 during the same period in 1997. Included in the Other Income (Expense) account was a foreign exchange gain of approximately $256,000 for the three months ended June 30, 1998 compared to the same period in 1997.

CAPITAL  RESOURCES  AND  LIQUIDITY

At June 30, 1998, the Company had a net working capital balance of $6,784,353. Management anticipates that the net use of cash will diminish in Zimbabwe as the current mining operations have attained profitability during the third quarter ended June 30, 1998. As at June 30, 1998, the Company spent approximately $3,600,000 on the current phase of expansion and anticipates spending approximately $700,000 during the remainder of the fiscal year ended September 30, 1998, on capital expenditures related to refurbishing and construction of mining and mineral processing facilities, as well as on projects related to power supply, water supply and housing. In addition, the Company must pay approximately $500,000 in September 1998, as the final payment for property and related equipment purchased in 1996 for the Zimbabwe mining operations. The Company will use current cash and cash equivalents to fund on-going projects in the short term and anticipates that it will be able to secure additional debt and/or equity financing to fund longer term projects although there can be no assurance that any such financing will be secured or the amounts thereof. As discussed previously, the Company has adopted a policy to reduce expenses for exploration mergers & acquisitions, and travel expenses until improvements in gold prices occur. As a result, future cash requirements for such activities are expected to be lower than in prior periods.

During the nine months ended June 30, 1998 with respect to non-recurring use of cash, the Company used $2,037,157 to purchase 405,500 shares of its common stock and used $4,978,424 in connection with a restricted cash drawdown for a loan guarantee loss.

Net Cash Used in Operating Activities. Net cash used in operating activities was $7,755,588 for the nine months ended June 30, 1998. The amount included a restricted cash drawdown for a loan guarantee loss of $4,978,424 and was net of a charge of $517,724 related to such non-cash items as depreciation, depletion & amortization. Included in operating, activities was a write down of $3,152,368 due to a decrease in the market value of the investment. Use of cash as a result of changes in working capital accounts during the current period included: an increase of $217,751 in accounts receivable in Zimbabwe;
and decrease $2,248,016, primarily due to accounts payable payments for certain marketable securities purchased in September, 1997. Other working capital accounts involved a net cash use of $83,940.

Net Cash Used in Investing Activities. Net cash used in investing activities was $3,312,355 for the nine months ended June 30, 1998 due to the purchase of property and equipment of $3,648,716 primarily at the Zimbabwe mining properties. In addition, the Company received proceeds of $336,361 from the sale of marketable securities as part of its on-going portfolio investment activities.

Net  Cash  Used  in Financing Activities.  Net cash used in financing activities was $1,984,280 for the nine months ended June 30, 1998. The Company received $5,074,659 from the release of the restricted cash account, which was set up as collateral for its guarantee in connection with certain unrelated third parties' loans. As discussed previously, the Company recorded a corresponding loan guarantee loss of $4,978,424 during the second quarter. The Company used $2,037,157 to buy back its common shares during the first three months in 1998. In addition, the Company paid $4,966,160 to the bank to repay the full amount of the Credit Facility.

OTHER


On February 16, 1998 the Company entered into an agreement with Salomon Brothers Inc. and Smith Barney Inc. ( collectively, "Salomon Smith Barney") to render certain financial advisory and investment banking services to the Company. Included in the services to be provided was advice on strategic alternatives and implementation of the proposed restructuring of the First Convertible Preferred Stock. The Company paid a retainer fee of $150,000 on execution of the agreement and must pay additional monthly fees of $40,000. In addition, the Company may be liable for a success fee of $1,000,000 plus 7.5% of the post restructuring Total Enterprise Value ("TVE") ("the Preferred Stock Restructuring") of the Company is between $30,000,000 and $75,000,000 and 10% of the TVE in excess of $75,000,000. An additional $1,000,000 if the average closing stock price, before adjusting for stock splits is greater than $1.00 per share plus $100,000 for every $0.25 the per share stock price exceeds $1.00.

The TVE of the Company referred to in the previous paragraph is a defined term in the agreement with Salomon Smith Barney which means the market values of all sources of capital used to fund the assets of the Company including, but not limited to, all forms of debt, preferred securities, warrants, stock purchase rights, convertible securities, minority interest, all forms of equity including common equity and dividends or distributions paid after January 31, 1998, less cash.

The Company terminated the agreement with Solomon Smith Barney in April, 1998, as a successful restructuring agreement was not negotiated with the Preferred Stockholders. The Company intends to contest any claim for payment of any success fee although no assurance can be given that the Company will prevail in its position.


Preferred  Stock  Restructuring


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

On May 18, 1998, the Preferred Shareholders approved the restructuring proposal. The Company intended to send out a proxy statement to its Common Shareholders seeking their approval of the above voting rights for the Preferred Shareholders and a fifty-to-one reverse split of the Common Stock.

However, the Company received notification from NASDAQ that it was in default of certain requirements. The Company requested a hearing with NASDAQ and pending the results of the heaing it postponed obtaining approval from the Common Shareholders. As the hearing was not completed within 60 days following the Preferred Shareholder approval the fixed conversion price is no longer in effect.

NASDAQ  Listing

On July 31, 1998, the Company received a notice from NASDAQ that the NASDAQ Listings Qualifications Panel "the Panel" has made a determination to delist the Company's Common Stock from The NASDAQ Stock Market effective with the close of business, July 31, 1998. The Panel made its decision to delist based on its lack of confidence in the Company's ability to meet and maintain a minimum $1.00 per share bid price subsequent to putting into effect the proposed reverse stock split. The Panel also noted that the Company does not currently meet the market maker requirement for trading of its shares.

The NASDAQ Listing and Hearing Review Council "Listing Council" may, on its motion, determine to review any Panel decision within 45 calendar days after the issuance of the written decision. If the Listing Council determines to review this decision it may affirm, modify, reverse, dismiss, or remand the decision to the Panel. The Company has 15 days from the date of the delisting decision to request the Listing Council review its decision, which the Board has determined to do.

The Company has no assurance that it will be relisted on NASDAQ. In the interim the securities of the Company may be eligible to trade on the Over the Counter ("OTC") Bulletin Board.

Pursuant to Section 1.4 of the Preferred Stock Investment Agreements, the Company shall pay the Investor (preferred shareholder) a penalty in cash of an amount equal to 3% of the total Purchase Price of Shares and any Registrable Securities then held by the Investor during any period in excess of thirty days that the Common Stock of the Company are not listed and traded on NASDAQ or on a national securities exchange. The payment must be made not later than five business days after the end of the 30-day period with respect to which such payment is due and if not so paid the Preferred Shares shall be redeemable at the option of the holder at their liquidation preference divided by 100% less the Applicable Percentage set forth in Schedule I of the Preferred Stock Investment Agreements (See the September 30, 1997 Form 10-K, Exhibits 10.10 & 10.11).

Given that the Company's Common Shares have been officially delisted from NASDAQ on July 31, 1998, a penalty of $ 810,000 maybe payable on September 4, 1998. The Company is engaged in discussions with certain holders of the Company's Preferred Stock to obtain a waiver of the penalty arising from the delisting. However, there are no assurances that the Company will be able to obtain such a waiver.

Sale  of  Subsidiary

On May 11, 1998, the Company reached an agreement in principle for the sale of its equity interest in Casmyn International Inc., a 55% owned subsidiary to WaterPur International Inc. Documentation and finalization of the transaction is still subject to negotiation.

Short  Term  Borrowings

On June 9, 1998, the bank exercised its right under the Facility Agreement to require immediate repayment of the outstanding balance. On June 11, 1998, the Company paid $4,966,160 to the bank, thereby discharging its liability. The assets held in the Pledge Collateral account were subsequently liquidated. The Company has no further liability to the bank.

Directors

On August 1, 1998, the Company announced the resignation of Mr. Hanif Dahya and Mr. Sandro Kunzle from the Board of the Directors, and the appointment of Mr. Alexander L. Cappello and Mr. Mark Zucher to the Board of Directors.

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

A.     Exhibits

       none

       Exhibit  27  --  FINANCIAL  DATA  SCHEDULE  (EDGAR  only)

B.     Forms  8-K

       none


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Casmyn  Corp.



                              /s/  Debbie  Barfurth-Wood
August  14,  1998               By  _____________________________
                              Debbie  Barfurth-Wood,  Controller
                             (Duly  authorized and Principal Accounting Officer)