Form 10-K
period 1998-09-30
CASMYN CORP
filed 1999-04-13
CIK 772320

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

                        Commission File Number:  0-14136

                                  CASMYN CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Colorado                           84-0987840
     -------------------------------        --------------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification Number)

                        28720 Canwood Street, Suite 207
                         Agoura Hills, California 91301
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:

                               (818) 879-6501

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.04 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 18, 1999, was approximately $550,000.

     As of March 18, 1999, the registrant had 223,181,006 shares of common stock issued and outstanding.

     Documents incorporated by reference:  None.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Annual Report on Form 10-K for the fiscal year ended September 30, 1998 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding the price of gold, estimated future production, estimated future production costs, currency, political and economic risks, exploration plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended September 30, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                    PART I.


ITEM 1.   BUSINESS


HISTORY OF THE COMPANY

     Casmyn Corp. (the "Company", which term shall include, unless the context requires otherwise, its subsidiaries) was incorporated in Colorado on December 4, 1984, as Fintech, Inc. During November 1985, the Company completed an initial public offering of its securities, generating net proceeds of approximately $148,844. In 1986, the Company loaned funds from the initial public offering to companies in the medical diagnostic field, which were subsequently written-off. On November 29, 1991, the Company changed its name to Summa Metals Corporation. The Company was in the development stage from its inception until August 1994, when it purchased all of the common stock of Casmyn USA, Inc., a Nevada corporation, from Dahya Holdings, Inc., an entity related to Amyn S. Dahya, for approximately $150,000. Prior to 1994, the principal business of Casmyn USA, Inc. was performing contract research and development services in the mining and environmental industries. On March 31, 1994, Amyn S. Dahya acquired 2,400,000 shares of the Company's common stock, equivalent to 74% of the Company's voting securities at that time, from certain of its officers, directors and shareholders, in consideration of an agreement to loan the sellers $100,000. On September 14, 1994, Summa Metals Corporation changed its name to Casmyn Corp.


BUSINESS OVERVIEW

     The business activities of the Company are concentrated on mineral resource development. As of and subsequent to September 30, 1998, the
Company has been focusing on its gold mining operations in Zimbabwe.    The
Company conducts its mining operations in Zimbabwe through its wholly-owned subsidiary organized in Zimbabwe, Casmyn Mining Zimbabwe (Private) Ltd. In addition, the Company is currently implementing programs to improve production, increase reserves, reduce expenditures, and maximize operating profits and cash flows (see "MAJOR DEVELOPMENTS DURING AND SUBSEQUENT TO THE FISCAL YEAR ENDED SEPTEMBER 30, 1998" and "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

     During the fiscal years ended September 30, 1997 and 1998, the Company's primary business focus was the acquisition, exploration and operation of precious mineral resource properties in Zimbabwe and base metal resource properties in Zambia. During the fiscal years ended September 30, 1995 and 1996, the Company was also involved, to varying degrees, in the acquisition and exploration of precious metal resource properties in South

Africa, precious stone properties in South Africa, and research and development related to minerals testing, processing engineering and environmental technologies. The Company has conducted such operations through various subsidiaries.

     During May 1995, the Company received approval from the Zimbabwe Investment Center to invest in mining operations in Zimbabwe and obtained an option to acquire a group of private gold mining companies in Zimbabwe.
After an extensive geological and engineering review of the properties, the Company signed a purchase agreement in August 1995, obtained Reserve Bank of Zimbabwe approval for the purchase in December 1995, and concluded the purchase on January 31, 1996 (see "MINING ACTIVITIES - Zimbabwe Gold Properties"). As a result, the Company paid $4,864,216 to acquire 100% of the shares of a group of five private mining companies (the "Zimbabwe Companies"): Matabeleland Minerals (Private) Limited, Greenhorn Mines (Private) Limited, Morven Mining (Private) Limited, Motapa Minerals (Private) Limited and Turk Mines (Private) Limited. The Zimbabwe Companies own a 100% interest in mining claims controlling gold and silver mineral rights on properties that lie within the Bubi Greenstone Belt in central Zimbabwe. As of September 30, 1998, these properties contained aggregate proven (measured) and probable (indicated) gold reserves of 901,490 ounces (see "ITEM 2. PROPERTIES - ZIMBABWE - Reserves"). The mines contain numerous shafts, mining equipment and mineral processing mills with a total current capacity of approximately 3,000 metric tons per day (in a combination of milling and dump retreatment capacity). There are no underlying royalties payable on any gold production from these properties, with the exception of gold recovered from the re-processing of tailings dumps. A 2.5% royalty is payable to Ashanti Goldfields of Zimbabwe on the gold recovered from re-processed tailings at the Lonely mine, and a 5% royalty is payable to Philip Austin Williams on the gold recovered from re-processed tailings on the Elumba and Up to Date properties. The Company has commenced gold production from these properties as well as completed the first phase of a capital expenditure program to upgrade and retrofit various mine facilities (see "ITEM 2. PROPERTIES
- ZIMBABWE - Turk Mine").

     On January 31, 1996, the Company purchased the assets of the Queen's Group of Mines (Dawn Mine property) in Zimbabwe from Olympus Gold Mines Limited for approximately $455,000 (see "ITEM 2. PROPERTIES - ZIMBABWE - Queen's Group of Mines"). Prior to the Company's purchase, the Queen's Group of Mines produced over 340,000 ounces of gold at an average recovered grade of 0.44 ounces per ton (14.9 grams per tonne). The Queen's Group of Mines are located approximately eleven kilometers south of the Turk mine and mill and are operated under a mine plan which includes the Turk mine and other mining properties in the area owned by the Company.

     During the fiscal year ended September 30, 1996, the Company purchased all of the common shares of Copperbelt Associates

Limited for $65,700, thereby acquiring a full interest in a three-year prospecting license covering the Luswishi Dome area, which covers approximately 4,388 square kilometers in the Zambia copperbelt. During the fiscal year ended September 30, 1998, the Company changed the name of Copperbelt Associates Limited to Casmyn Mining (Zambia) Limited. Previous exploration in this area has shown the presence of copper, uranium and cobalt. The property is adjacent to some of the largest copper mining operations in the world. Previous exploration on this property has yielded ore grade drill intercepts of copper together with uranium and cobalt. Through September 30, 1998, the Company had expended approximately $800,000 on airborne and ground geophysics, geological mapping, geochemical sampling, diamond drilling and percussion drilling. Although the prospective formations were encountered in the drilling, there was no economic mineralization.
Since substantial additional funds would be required to finance continuing exploration efforts, during the fiscal year ended September 30, 1998, the Company decided to pursue a strategy of minimizing its capital expenditures on this property through formation of a joint venture to continue exploration efforts. The Company has signed a letter of intent to establish a joint venture with a major mining company to continue with the exploration of this area, but there can be no assurances that such joint venture will be completed or that its contemplated activities will be successfully concluded. In the interim, and in conjunction with the prospective joint venture partner, the Company has allowed its prospecting license to lapse in anticipation of the prospective joint venture partner obtaining a new prospecting license covering the same area. The potential joint venture partner is a significant operator in Zambia and has substantial experience and financial resources.

     During the fiscal years ended September 30, 1995 and 1996, the Company conducted a diamond exploration program in South Africa, primarily on the Schweizer property located in the Schweizer-Reneke area of South Africa, approximately 220 kilometers from the Kimberly diamond mining area. The Company was seeking Kimberlite pipes, which are known to contain diamond bearing deposits. Through September 30, 1998, the Company had expended approximately $900,000 on this exploration program. The Company did not find any Kimberlite pipes, and as of September 30, 1998, it abandoned all the diamond prospecting contracts that it held with respect to its diamond exploration program in South Africa and it completed reclamation work on the exploration sites. The Company does not intend to conduct any further diamond exploration activities in South Africa or otherwise.

     During the fiscal year ended September 30, 1997, Casmyn International Inc. was organized by the Company to engage in business development activities in the Commonwealth of Independent States. The Company received a 55% equity interest in Casmyn International Inc. in exchange for an investment of

$220,000. On May 11, 1998, the Company reached a preliminary agreement in principle to sell its 55% equity interest in Casmyn International Inc. to WaterPur International Inc., a related party, the completion of which was subject to several contingencies. As of September 30, 1998, the Company had written-off its investment in Casmyn International Inc. The Company is evaluating its alternatives with respect to the disposition of its investment in Casmyn International Inc., and does not expect that the sale of its investment in Casmyn International Inc. to WaterPur International Inc. will be completed.


MAJOR DEVELOPMENTS DURING AND SUBSEQUENT TO THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

Changes in Operations and Corporate Structure:

     Effective August 1, 1998, Hanif S. Dahya and Sandro Kunzle resigned from the Board of Directors. Mark S. Zucker, Alexander L. Cappello, Divo Milan and John Francis were appointed to the Board of Directors on August 21, 1998. On October 1, 1998, Amyn S. Dahya resigned as President and Chief Executive Officer and was replaced by Mark S. Zucker. New management commenced a comprehensive review and evaluation of the Company's existing capital structure and business operations during the latter part of 1998, with the objective of maximizing value for all of the Company's equity holders. As a result, the Company began the implementation of a plan to streamline its operations worldwide, divest its interests in all non-core businesses, and focus its efforts on its mining operations in Zimbabwe.

     The Company has implemented programs to evaluate ways to improve production and achieve production efficiencies, increase gold reserves, reduce capital expenditures and operating costs, maximize operating profits and operating cash flows, and evaluate future opportunities. The Company has reduced its executive management and corporate staff from seven to two people, eliminating standard employee benefits and utilizing part-time personnel as necessary. The Company has closed its Vancouver, British Columbia, Canada corporate and administrative offices, significantly reducing occupancy costs, as well as travel and various other corporate expenses.

Default on First Convertible Preferred Stock:

     On May 15, 1998, the Company received notification from The NASDAQ StockMarket, Inc. ("NASDAQ") that it was in default of certain listing requirements and that NASDAQ intended to delist the Company's common stock on May 25, 1998. The Company appealed the delisting notice and requested a hearing with NASDAQ. The Company's common stock was ultimately delisted from the NASDAQ SmallCap Market on July 31, 1998.

     Pursuant to the Preferred Stock Investment Agreement dated April 11, 1997 by and among the Company and various investors (the "Preferred Stock Investment Agreement"), a technical default occurred when the Company's common stock was delisted from NASDAQ on July 31, 1998. The Company may be obligated to pay the holders of the First Convertible Preferred Stock a cash penalty of 3% of the total purchase price of the First Convertible Preferred Stock during any period in excess of 30 days that the Company's common stock is not listed and traded on NASDAQ or a national securities exchange. The Preferred Stock Investment Agreement provides the holders of the First Convertible Preferred Stock the opportunity to have their shares redeemed by the Company at the adjusted liquidation preference if the 3% penalty is not paid within 30 days of when due. The Company believes that the exercise of such rights by the holders of the First Convertible Preferred Stock would be subject to legal challenge by the Company.

     Since the Company's common stock was delisted from NASDAQ on July 31, 1998, the Company recorded a penalty of $839,737 through September 30, 1998, which has not been paid. Subsequent to September 30, 1998, the Company has repurchased or converted 598,915 shares of the First Convertible Preferred Stock, and such selling shareholders have waived the right to claim their proportionate share of the penalty, thus reducing the Company's corresponding potential penalty obligation to approximately $375,000.

     The Company is currently engaged in discussions with the holders of the remaining shares of First Convertible Preferred Stock regarding various matters, including a waiver of the penalty and of their rights to require the Company to redeem their shares of First Convertible Preferred Stock. There can be no assurances that the Company will be able to obtain a waiver or that the holders of the First Convertible Preferred Stock will not exercise their rights to require the Company to redeem their shares. Should the holders of the First Convertible Preferred Stock demand payment of the cash penalty or exercise their rights to require the Company to redeem their shares, and should the Company not prevail in its challenge to any such asserted rights, the Company may be forced to file for protection under the United States Bankruptcy Code.

Repurchases and Conversion of First Convertible Preferred Stock:

     The Company repurchased 19,948 shares of First Convertible Preferred Stock for $25,753 during the fiscal year ended September 30, 1998.
Subsequent to September 30, 1998, the Company repurchased 598,655 shares of First Convertible Preferred Stock for $1,221,719 and converted 260 shares of First Convertible Preferred Stock into 5,424,792 shares of common stock, resulting in 495,236 shares of First Convertible Preferred Stock being issued and outstanding as of December 31, 1998.

Financial Advisor Agreement:

     On February 16, 1998, the Company entered into an agreement with a financial advisor to render certain financial advisory and investment banking services to the Company. The services to be provided included advice on strategic alternatives and implementation of the proposed restructuring of the First Convertible Preferred Stock. The Company paid a retainer fee of $150,000 on execution of the agreement and made subsequent payments aggregating $170,094. Efforts to restructure the First Convertible Preferred Stock through the assistance of the financial advisor were terminated during April 1998. Nonetheless, should the Company complete a restructuring of the First Convertible Preferred Stock within two years from the termination date, the financial advisor may assert that the structure or method of such restructuring entitles it to a success fee of $1,000,000 plus potential additional amounts based on the post-restructuring enterprise value or trading price of the Company's common stock as stated in the agreement. If a restructuring were to occur, the Company does not believe the financial advisor would be entitled to this fee. Although the Company would vigorously contest any claim for payment by the financial advisor, there can be no assurances that the Company would be successful in this regard.

WaterPur International Inc.:

     During the fiscal year ended September 30, 1995, the Company made an equity investment in WaterPur International Inc. ("WaterPur"). WaterPur is a public company engaged in the development, manufacture, sales and management of water treatment, purification and depollution equipment and facilities. WaterPur's shares are traded on the OTC Bulletin Board. Through December 31, 1998, WaterPur shared office facilities and personnel with the Company. During the previous several fiscal years, certain officers, directors and shareholders of the Company have also been officers, directors and shareholders of WaterPur.

     On June 29, 1995, the Company acquired a controlling interest in WaterPur through the acquisition of 3,000,000 convertible preferred shares in exchange for approximately $2,400,000 in liabilities owing to the Company.
On September 29, 1995, the Company purchased an additional 1,000,000 shares of WaterPur preferred stock at $2.00 per share. On September 30, 1996, the Company elected to convert its preferred shares into common shares of Waterpur, resulting in the Company owning approximately 24.3% of WaterPur at that time. In addition, during the three months ended December 31, 1996, the Company exchanged 425,750 shares of common stock of Auromar Development Corp. owned by the Company for 1,532,700 shares of WaterPur common stock, resulting in the Company increasing its equity interest in WaterPur to approximately 31.2%.

     Effective September 30, 1997, the Company restructured its investment in WaterPur and received an aggregate of 7,900,004 shares of convertible preferred stock of WaterPur. The Company converted $4,574,368 owed to the Company by WaterPur into 5,082,626 shares of convertible preferred stock, and exchanged 5,634,756 shares of common stock of WaterPur owned by the Company into an additional 2,817,378 shares of convertible preferred stock. The $4,574,368 owed by WaterPur to the Company consisted of working capital advances and services provided to WaterPur.
Each share of preferred stock is entitled to two votes per share, bears no dividend, constitutes a senior security of WaterPur, and may be converted at any time after twelve months from the date of distribution into two shares of WaterPur common stock. All outstanding convertible preferred stock is automatically converted into two shares of WaterPur common stock on the eighteenth month from the date of distribution to the Company's shareholders. The number of convertible preferred shares received upon conversion of the WaterPur debt was determined based upon the closing market price of WaterPur common stock on September 30, 1997. This restructuring was based on the advice of independent investment banking firms representing the respective interests of the Company and WaterPur.

     In conjunction with the restructuring, the Company purchased 150,000 shares of its common stock held by WaterPur for $750,000 cash, and WaterPur issued to the Company warrants to purchase 3,300,000 shares of WaterPur common stock exercisable at $0.75 per share for a period of three years.

     Effective September 30, 1997, the Company's Board of Directors approved the spin-off of the 7,900,004 shares of convertible preferred stock to the common and preferred shareholders of the Company of record on October 15, 1997, subject to compliance with regulatory requirements. Accordingly, at September 30, 1997, the Company had an investment in WaterPur of $4,574,368, and a corresponding dividend payable.

     During the fiscal year ended September 30, 1998, due to a significant and prolonged decrease in the market value of WaterPur's common stock, Waterpur's inability to repay amounts borrowed from the Company, and Waterpur's continuing need for additional loans, management of the Company determined that there had been an impairment in the value of the investment in WaterPur, and wrote off the entire investment in WaterPur. The corresponding dividend payable has also been decreased to zero as a result of the write off.

     During the fiscal year ended September 30, 1998, the Company began implementation of a plan to separate the operations, personnel and executive management of the Company and WaterPur, which plan had been substantially completed by December 31, 1998. In December 1998, the Board of Directors determined not to effect the spin-off of the Company's preferred stock investment in WaterPur for several reasons, including WaterPur's inability to obtain regulatory approval to date and in the foreseeable future, and WaterPur's inability to complete its annual audit and to make other securities filings on a timely basis. The Company is continuing to review the WaterPur restructuring as a result of WaterPur's current financial condition and its inability to accomplish certain actions and fulfill certain obligations.

Loan Guaranty:

     As of September 30, 1997, the Company had $5,074,659 of restricted cash (including accrued interest of $74,659), which had been deposited with two financial institutions under the Company's guarantees of two short-term loans. Under agreements with such parties, the loans were secured by certain investment accounts which contained shares of common stock of the Company. During the three months ended March 31, 1998, the significant decline in the price per share of the Company's common stock created an impairment in the value of the shares of common stock in the accounts with such financial institutions. As a result, the financial institutions proceeded to call the guarantees provided by the Company, resulting in the Company incurring a loss of $5,000,000.

Repayment of Short-Term Borrowings:

     During February 1997, the Company arranged a $5,000,000 short-term credit facility with Barclays Bank of Zimbabwe, with interest at LIBOR plus 2.25% per annum. As of September 30, 1997, the Company had borrowed $4,966,160 under this credit facility. The credit facility became repayable upon demand commencing February 1998. During the fiscal year ended September 30, 1997, the Company recognized a foreign exchange loss of $861,857 in connection with the borrowings under this credit facility. On June 9, 1998, Barclays Bank of Zimbabwe exercised its right to demand immediate repayment of the outstanding balance, and on June 11, 1998, the Company paid $4,966,160 to the bank in full settlement of this obligation.


MINERAL RESOURCE DEVELOPMENT

     The following glossary of mining terms and definitions related to the discussion of the Company's mining activities which follows.

Mineral Deposit - A mineralized body which has been physically delineated by drilling, underground work, surface trenching and other workings or drill holes to contain a sufficient amount of mineralized material with an average grade sufficient to warrant further evaluation.

Reserve - That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Proven (Measured) Reserves - Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Probable (Indicated) Reserves - Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Inferred Resources - Additional mineralized material inferred from sampling where the lack of data means that continuity cannot be predicted with certainty.

Tonne - Refers to metric ton and is equal to 1.102 short tons or 2,204.622 pounds. 1.00 troy ounce per short ton equals 34.2857 grams per tonne.


MINING ACTIVITIES

     The Company conducts its exploration and mining activities in Zimbabwe through its wholly-owned subsidiary, Casmyn Mining Zimbabwe (Private) Ltd. The Company has conducted its exploration activities in Zambia and South Africa through its wholly-owned subsidiaries, Casmyn Mining (Zambia) Limited (formerly Copperbelt Associates Limited) and Casmyn Mining Corporation, respectively. Through September 30, 1998, the Company's properties and exploration programs in South Africa and Zambia did not indicate the presence of proven commercially viable mineral deposits and were therefore abandoned.

Zimbabwe Gold Properties:

     Casmyn Mining Zimbabwe (Private) Ltd. was organized and incorporated in Zimbabwe to acquire mineral properties and mining operations, and was granted approval by the Zimbabwe Investment Center to invest in mining operations in Zimbabwe on May 23, 1995. The Company's objectives in the acquisition of these properties and operations are the exploration, development and production of gold reserves and resources. The Company pursues its exploration and development activities in a manner designed to utilize exploration activities to prove reserves, while at the same time developing mining and processing capacity. The Company attempts to maintain an optimum mine life. Through September 30, 1998, the Company had expended in excess of $24,000,000 to purchase, explore and develop its Zimbabwe gold properties.

     On January 31, 1996, the Company acquired 100% of the shares of the Zimbabwe Companies. The total consideration for this acquisition was $4,864,216. The funds used to conclude this acquisition were obtained primarily from a combination of private placements of common stock and the proceeds from a convertible debenture. The purchase price was determined as a result of arm's-length negotiations between E.W.B Properties (Private) Limited and the Company. The principal factors considered in the determination of the purchase price of the Zimbabwe Companies were the tangible and intangible assets of the business acquired, including primarily gold reserves; the potential for increasing gold production of the Zimbabwe Companies; and the related contributions that the Zimbabwe Companies could make to the total value of the Company. The shafts, mining equipment and mineral processing mills acquired in this transaction were used by the Zimbabwe Companies to mine and process gold.

     Through the acquisition of the Zimbabwe Companies, the Company owns a 100% interest in 18 gold mines that have produced in excess of 1,000,000 ounces of gold since mining commenced in the early 1900s. The Company has implemented the modernization of the physical plant and employed various mining technologies to improve mining efficiencies, resulting in a significant increase in gold recovery and a reduction in average cost per ounce of gold produced. The Company is also expanding its gold reserves through the application of modern exploration techniques. As of September 30, 1998, the Company was operating four of the 18 mines that it had acquired
- the Turk, Dawn, Queen's 7 and Lonely mines. As of September 30, 1998, these properties contained aggregate proven (measured) and probable (indicated) gold reserves of 901,490 ounces (see "ITEM 2. PROPERTIES - ZIMBABWE - Reserves").

     The Company's expansion of its mine and physical plant infrastructure at a total cost of approximately $19,000,000 was substantially completed during the fiscal year ended September 30, 1998. The expansion included refurbishment of two existing mills and installation of a third new mill, installation of a new sorting plant, new leach and gold recovery circuits, refurbishment of three existing shafts at the Turk mine, sinking of a new shaft at the Turk mine western extension, new tailings reprocessing plants at the Turk and Lonely mines, construction of housing and infrastructure, and construction and commissioning of new tailings disposal sites.

     On January 31, 1996, the Company purchased the assets of the Queen's Group of Mines (Dawn Mine property) in Zimbabwe from Olympus Gold Mines Limited for approximately $455,000 (see "ITEM 2. PROPERTIES - Queen's Group of Mines"). Prior to the Company's purchase, the Queen's Group of Mines produced over 340,000 ounces of gold at an average recovered grade of 0.44 ounces per ton (14.9 grams per tonne). The Queen's Group of Mines are located approximately eleven kilometers south of the Turk mine and mill and are operated under a mine plan which includes the Turk mine and other mining properties in the area owned by the Company.

     During September 1998, a tribute agreement was concluded with Philip Austin Williams on the Elumba and Up to Date gold mining properties, which requires a 5% royalty to be paid on gold production from the reprocessing of old mill tailings from these properties. The Elumba and Up to Date properties contain approximately 180,000 tonnes of dump material with an estimated recoverable grade of 0.45 grams per tonne of gold. The dump material is compatible with the ores currently being treated by the processing facilities at the Turk mine, and the 4 kilometer distance from these properties to the Turk mine makes the material transportable by pipeline.

     As of September 30, 1998, Steffen, Robertson and Kirsten, independent engineering consultants, have calculated that the Company has 901,490 ounces of proven (measured) and probable (indicated) gold reserves and approximately 296,950 ounces of inferred gold resources in its Zimbabwe properties (see "ITEM 2. PROPERTIES - ZIMBABWE - Reserves"). As of September 30, 1997, the Company had reported 502,499 ounces of proven/probable gold reserves.

Zambian Copperbelt:

     During the fiscal year ended September 30, 1996, the Company purchased all of the common shares of Copperbelt Associates Limited for $65,700, thereby acquiring a full interest in a three-year prospecting license covering the Luswishi Dome area, which covers approximately 4,388 square kilometers in the Zambia Copperbelt. During the fiscal year ended September 30, 1998, the Company changed the name of Copperbelt Associates Limited to Casmyn Mining (Zambia) Limited. Previous exploration in this area has shown the presence of copper, uranium and cobalt. The property is adjacent to some of the largest copper mining operations in the world. Previous exploration on this property has yielded ore grade drill intercepts of copper together with uranium and cobalt. Through September 30, 1998, the Company had expended approximately $800,000 on airborne and ground geophysics, geological mapping, geochemical sampling, diamond drilling and percussion drilling. Although the prospective formations were encountered in the drilling, there was no economic mineralization. Since substantial additional funds would be required to finance continuing exploration efforts, during the fiscal year ended September 30, 1998, the Company decided to pursue a strategy of minimizing its capital expenditures on this property through formation of a joint venture to continue exploration efforts. The Company has signed a letter of intent to establish a joint venture with a major mining company to continue with the exploration of this area, but there can be no assurances that such joint venture will be completed or that its contemplated activities will be successfully concluded. In the interim, and in conjunction with the prospective joint venture partner, the Company has allowed its prospecting license to lapse in anticipation of the prospective joint venture partner obtaining a new prospecting license covering the same area. The potential joint venture partner is a significant operator in Zambia and has substantial experience and financial resources.

South Africa:

     During the fiscal years ended September 30, 1995 and 1996, the Company conducted a diamond exploration program in South Africa, primarily on the Schweizer property located in the Schweizer-Reneke area of South Africa, approximately 220 kilometers from the Kimberly diamond mining area. The Company was seeking Kimberlite pipes, which are known to contain diamond bearing deposits. Through September 30, 1998, the Company had expended approximately $900,000 on this exploration program. The Company did not find any Kimberlite pipes, and as of September 30, 1998, it abandoned all the diamond prospecting contracts that it held with respect to its diamond exploration program in South Africa and it completed reclamation work on the exploration sites. The Company does not intend to conduct any further diamond exploration activities in South Africa or otherwise.

Industry Overview and Certain Additional Factors:

     Competition. The Company competes with large established mining companies having substantial capabilities and greater financial and technical resources than the Company. The Company also competes with other mining companies in the recruitment and retention of qualified employees. Accordingly, the Company may not be able to acquire future potential mining properties under acceptable terms and conditions, or attract and retain qualified employees.

     Government Approval and Regulations. The exploration and mining operations of the Company, through its wholly-owned subsidiaries, Casmyn Mining Corporation, Casmyn Mining (Zambia) Limited and Casmyn Mining Zimbabwe (Private) Ltd., have been conducted through its offices in South Africa and Zimbabwe. Casmyn Mining Corporation is subject to the laws of South Africa, which require, among other things, issuance of permits to enable the Company to conduct its exploration activities. Casmyn Mining (Zambia) Limited has conducted mineral exploration in Zambia under a prospecting license obtained from the government of Zambia. The laws of Zimbabwe also require approval to conduct exploration and mining activities generally, and Casmyn Mining Zimbabwe (Private) Ltd. received such approval from the Zimbabwe Investment Center on May 23, 1995.

     Compliance with Environmental Laws. To date and through September 30, 1998, the cost of environmental compliance relating to mineral development has not been material. The Company believes that it is in compliance with the environmental laws of the countries in which it operates. The Company is currently reviewing proposals for the preparation of an environmental management plan at its mines in Zimbabwe. It is the Company's policy to reclaim disturbed sites as mining is completed and to restore those sites to the standards required by current Zimbabwe legislation.

     Development, Construction and Mining Operations. Should the Company decide to proceed with development of a mineral resource property, the ability to meet cost estimates and construction and production time estimates cannot be assured. Technical considerations, delays in obtaining governmental approvals, inability to obtain financing or other factors could cause delays in developing mineral resource properties.

     The business of gold, silver, copper, cobalt and uranium mining is subject to a variety of risks and hazards, including decline in the selling price of minerals, environmental hazards, industrial accidents, flooding and the discharge of toxic chemicals. The Company has obtained insurance in amounts it considers to be adequate to protect itself against certain of these risks of mining and processing. However, the Company may become subject to liability for certain hazards for which it cannot obtain insurance or which it may elect not to obtain insurance against because of premium costs or other reasons.

     Exploration Programs. Part of the Company's business is the exploration of its existing properties and the evaluation and pursuit of potential new prospects in the exploration stage. Substantial expenditures may be incurred in an attempt to establish the economic feasibility of mining operations by identifying mineral deposits and establishing reserves through drilling and other techniques, designing facilities and planning mining operations. The economic feasibility of a project depends on numerous factors, including the cost of mining, production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility and the market price of the minerals at the time of sale. There is no assurance that existing or future exploration programs or acquisitions will result in the identification of deposits that can be mined profitably.

     Uncertainty of Reserve Estimate Calculations and Ability to Replace Existing Reserves. Uncertainty exists in the determination of proven and probable (measured and indicated) gold reserves due to assumptions made as to cost of production and world gold prices. Additionally, while the Company continues its exploration program at its Zimbabwe properties to identify new reserves to replace those currently being depleted, there is no assurance that the Company will be able to find such new reserves.

     Market Factors and Volatility. Active international markets have historically existed for gold. The Zimbabwe government requires all gold produced in Zimbabwe to be sold to the Zimbabwe Reserve Bank at the spot 2:00 p.m. London price on the day of delivery. There has been an active market for copper, cobalt and uranium, which are of a commodity nature. The Company anticipates no barriers to the sale of these minerals. Prices of certain minerals have fluctuated widely, particularly in recent years, and are affected by numerous factors beyond the control of the Company. Future mineral prices cannot be accurately predicted. A significant decline in the price of gold being produced or expected to be produced by the Company could have a material adverse effect on the Company. World gold prices dropped significantly in 1998, resulting in the Company revising its gold reserve estimates to reflect the current gold price (see "ITEM 2. PROPERTIES - ZIMBABWE - Reserves").

     Need for Additional Capital. To realize the full potential of the Company's mineral properties, through continuing exploration, development and production, the purchase of additional properties, and the construction of mining facilities, the Company will require substantial additional capital. To the extent that the Company decides to fund such activities directly, there can be no assurances that the Company will be able to secure adequate capital on a timely basis and under acceptable terms and conditions.

     Certain Tax Considerations. The Company is predominantly invested in foreign subsidiaries. These subsidiaries are subject to taxes imposed on them in the foreign jurisdictions in which they operate and in which they are organized. Further, their income is subject to United States Federal and state income taxes when distributed, deemed distributed or otherwise attributed to the Company, which is a company organized under the laws of the State of Colorado. Complex United States tax rules apply for purposes of determining the calculation of those United States taxes, the availability of a credit for any foreign taxes imposed on the foreign subsidiaries or the Company and the timing of the imposition of United States taxes.

     Normally, all foreign income earned by a United States multinational corporation eventually will be subject to United States tax. Income earned by a foreign branch of a United States company is taxable currently in the United States, and income earned by a foreign subsidiary could be subject to United States tax either in the year distributed to the United States as a dividend or in the year earned by means of Subpart F, foreign personal holding company or other Federal tax rules requiring current recognition of certain income earned by foreign subsidiaries.

     Income earned in foreign countries is subject to foreign income taxes. In order to relieve double taxation, the United States Federal tax law generally allows United States corporations a credit against their United States tax liability in the year the foreign earnings become subject to United States tax in the amount of the foreign taxes paid on those earnings. Under complex limitation rules, the credit is limited, in general, to the United States pre-credit tax imposed on the United States corporation's foreign source income. Further, complex tax rules exist for allocating and apportioning interest, research and development expenses and certain other expense deductions between United States and foreign sources. Limiting provisions of the source rules decrease the amount of foreign source income many United States multinational corporations can generate. Reduced foreign source income results in a smaller foreign tax credit limitation, as the limitation is based on the ratio of foreign source net income to total net income.

     These rules can prevent United States multinational from crediting all of the foreign taxes they pay. To the extent that foreign taxes are not creditable, foreign source income bears a tax burden higher than the United States tax rate.

     General Political Risks. While the Company believes its relationship with the government of Zimbabwe is satisfactory, certain third-world countries may be subject to a substantially greater degree of social, political and economic instability than is the case in the United States and Western European countries. Such instability may result from, among other things, popular unrest associated with demands for improved political, economic and social conditions, and ethnic, religious and racial disaffection. Such social, political and economic instability could significantly disrupt the Company's business. In addition, there may be the possibility of nationalization, asset expropriations or future confiscatory levels of taxation affecting the Company. In the event of nationalization, expropriation or other confiscation, the Company may not be fairly compensated for its loss and could lose its entire investment in the country involved.

     The economies of individual countries in which the Company does business may differ favorably or unfavorably, as well as significantly, from the United States economy in such respects as the rate of growth of gross national product, rate of inflation, currency stability, capital reinvestment, resource self-sufficiency, structural unemployment and balance of payments position.

     Governments in certain foreign countries in which the Company does business participate to a significant extent, through ownership interests, regulation or taxation, in their respective economies. Action by these governments could have a significant adverse effect on the Company's business.

     Risk of Currency Exchange Rate Fluctuations. The value of the assets of the Company as measured in dollars may also be affected favorably or unfavorably by fluctuations in currency rates and exchange control regulations. Some of the currencies of countries in which the Company does business have experienced devaluations relative to the United States dollar, and major adjustments have been made periodically in certain of such currencies. In addition, certain of these countries face significant exchange constraints. Further, the Company may incur costs in connection with conversions between various currencies. Foreign exchange dealers realize a profit based on the difference between the prices at which they are buying and selling various currencies. Thus, a dealer normally will offer to sell a foreign currency to the Company at one rate, while offering a lesser rate of exchange should the Company desire to immediately resell that currency to the dealer. The Company conducts its foreign currency exchange transactions on the spot (i.e., cash) basis at the spot rate prevailing in the foreign currency exchange market. The Company does not currently engage in any foreign exchange hedging transactions.

     Employees. The Company and its subsidiaries currently have 455 employees, of which 391 of these employees are mine workers who are covered by the Zimbabwe government and Chamber of Mines labor agreements. The balance of employees are management and professional staff who are not subject to any collective bargaining agreements or union affiliations. The Company has not suffered any strikes or other work stoppages, and management believes that it relations with its employees are good.

     In conjunction with the restructuring of the Company's operations and the relocation of its corporate offices from Vancouver, British Columbia, Canada to Los Angeles, California, the Company has significantly reduced corporate operating costs by reducing its executive management and corporate staff from nine to two people, eliminating standard employee benefits and utilizing part-time personnel as necessary (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

ITEM 2.   PROPERTIES

ZIMBABWE

     The Company owns 100% of 18 gold mines in Zimbabwe covering approximately 1,200 hectares (2,965 acres) in the Bubi Greenstone Belt in central Zimbabwe. The Company has pegged an additional 153 gold reef claim blocks (1,463 hectares) and 10 base metal claim blocks (250 hectares), and has received an Exclusive

Prospecting Order that covers the prospective area around the Turk and Charliesona mines. This gives the Company the exclusive right to prospect and peg gold claims in an area covering 37,182 hectares for a period of three years commencing August 1998. The Company's properties in Zimbabwe have produced in excess of 1,000,000 ounces of gold since mining commenced in the early 1900s. Within the Company's properties, several producing mines exist, the largest of which is the Turk mine, with historical production in excess of 400,000 ounces of gold. In addition, the Company is presently conducting mining operations at the Lonely, Dawn and Queen's 7 mines.

Turk Mine:

     General. The Turk mine is located approximately 55 kilometers north of Bulawayo, Zimbabwe. A single lane paved road that accesses the mine is currently being upgraded by the Zimbabwe government to a two lane highway. The Turk mine is a typical Archean shear hosted lode gold vein deposit that has been partially exploited down to 800 meters. Historical grades are approximately 0.15 ounces per ton (5.1 grams per tonne) over widths averaging
2.5 meters in a series of mineralized shear zones known as lodes. The Turk mine has been dewatered down to the 550 meter level and current rehabilitation and development work is being concentrated in the first 350 meters. A drilling and underground development program conducted by the Company in 1997 and 1998 identified an open pit mineable body (the "Eli Khulu" body) between the Incline and Armenian shafts.

     The current geological ore reserves at the Turk mine are a combination of old mill tailings that can be profitably re-processed and open pit and underground mineable reserves.

     Existing Infrastructure. The Turk mine facility includes houses for managers and workers, mine offices and work shops. The mineral processing facilities consist of 240 tonne and 500 tonne per day ball mills that are currently being used to regrind 2,000 to 2,200 tonnes per day of old mill tailings along with a dedicated 60 tonne per day hard rock mill and associated crusher circuit and leaching/adsorption circuits, and a 250,000 square meter tailings dam. The Company operates a 300 sample per day analytical facility at the Turk mine. The infrastructure to develop and mine the underground and surface ore bodies consists of four operational shafts, and one shaft which is not fully developed, 4,500 cfm of compressed air, underground locomotives and air drive ore loaders, and underground pump stations to dewater the mine and provide water for the treatment facilities.

     Refurbishment and Construction. The Company is currently undertaking the following projects at the Turk mine: re-equipping of the main vertical shaft so that it is capable of hoisting 250 tonnes per day of ore and waste; development of the electrical reticulation system to distribute 5,000 KVA of electricity; installation of power factor correction equipment;

installation of a water recycling system and additional water pumping facilities; and refurbishment of the 250 tonne per day crusher. The Company expects to complete these projects during the fiscal year ending September 30, 1999.

     During the fiscal year ended September 30, 1998, the Company expended approximately $3,350,000 on these projects and anticipates expending from $200,000 to $400,000 on these projects during the fiscal year ending September 30, 1999.

     Exploration and Development. The Company has either completed or currently has in progress the following exploration and development projects at the Turk mine: surface core drilling and underground core drilling, to delineate underground sulphide ore zones; underground primary and secondary development to gain access to underground sulphide ore zones on levels between 50 and 350 meters below the surface; augering and metallurgical test work on old mill tailings dumps; and re-mapping and sampling of old underground workings.

     During the fiscal year ended September 30, 1998, the Company expended approximately $600,000 on these projects and anticipates expending approximately $300,000 on these projects during each of the fiscal years ending September 30, 1999 and 2000.

     Subject to a positive feasibility study on the Turk mine underground ore, a major development of the Turk mine is estimated to require a capital expenditure of approximately $3,000,000 to $5,000,000 over a period of 3 years, which would allow the Company to access, hoist and treat 500 to 700 tonnes per day of underground ore.

Lonely Mine:

     General. The Lonely mine is 30 kilometers north of the Turk mine and is located on the national electrical power grid. The Company has the rights to the surface deposits through a tribute agreement with Ashanti Goldfields. There is a 2.5% royalty payable to Ashanti Goldfields of Zimbabwe on the gold produced from the surface deposits that include approximately 1,100,000 metric tons of mill tailings with a gold recoverable grade of 0.32 grams per tonne. The Company operates a 1,250 tonne per day carbon in leach processing facility to recover gold from tailings. This carbon in leach facility can be disassembled and moved to another site at the end of operations at the Lonely mine site.

     Existing Infrastructure. The underground infrastructure at the Lonely mine consists of two mine shafts, hoists and headframes and staged pumping facilities. The mineral processing facility includes a high pressure hydraulic tailings recovery circuit, a carbon in leach plant and tailings dam. Offices and accommodations for all workers are at the site.

     Refurbishment and Construction. The Company has completed or currently has in progress the following projects at the Lonely mine: upgrading the hoisting and water pumping capacity at the two shafts; upgrading the water storage dams, construction of additional carbon in leach capacity to allow tonnage throughput to be increased from 1,000 to 1,250 tonnes per day; and the installation of an oxygenation system. The Company expects to complete these projects during the fiscal year ending September 30, 1999.

     During the fiscal year ended September 30, 1998, the Company expended approximately $250,000 on these projects and anticipates expending approximately $20,000 on these projects during the fiscal year ending September 30, 1999.

     The main water supply for the Lonely dump retreatment operation is the flooded Lonely mine. The Company has been refurbishing the shaft equipment, constructing pumping stations and building water storage facilities on the surface to increase the security of the water supply to the plant. In spite of this, there have been periods of reduced throughput to the plant because of inadequate water supplies. The water level in the Lonely mine has now been lowered to over 500 meters below ground surface. The long electrical cable length and resulting voltage drop to the underground pumps has created a practical limit of pumping depth. It is estimated that the practical limit will be reached in May 1999 at the current rate that the water level in the mine is dropping. The Company is planning to suspend the Lonely mine dump retreatment operations and relocate the approximately 40 workers to the Turk mine to allow the Lonely mine water to recharge. It is estimated that the suspension of mining activities at the Lonely mine will last until the onset of the rainy season in approximately November 1999. Alternative production sources at the Turk mine are being examined to replace the lost production at the Lonely mine. The Lonely mine currently accounts for approximately 15 - 20% of the Company's monthly gold production.

     Exploration and Development. The Lonely mine is under a tribute agreement which includes only the tailings dumps and does not include the mineral rights to the underground ores.

Queen's Group of Mines:

     General. The Queen's Group of Mines (which includes the Dawn mine) is located 11 kilometers south of the Turk mine and is accessible via an all-weather tar road. The Queen's Group of Mines is located on the national electrical power grid. Prior to the Company's acquisition of the Queen's Group of Mines, they produced over 340,000 ounces of gold at an average recovered grade of 0.44 ounces of gold per tonne. Underground sulphide ore and mill tailings dumps are transported to the Turk mine for treatment.

     Existing Infrastructure. The Queen's Group of Mines consists of mine shafts and headframes, tailings dams, mine offices, workshops, mill buildings, manager and worker housing and an elution facility.

     Refurbishment and Construction. The Company has completed or currently has in progress the following projects at the Dawn mine: equipping of the Daily News shaft for ventilation and second access; purchase of a vacuum to sweep coarse gold left behind in the old workings; and purchase of water jet equipment for sweeping broken ore underground.

     Exploration and Development. During the fiscal year ended September 30, 1998, the Company conducted surface trenching and drilling, and underground mapping and sampling of sulphide ore zones. Further underground development is scheduled to continue during the fiscal year ending September 30, 1999.

     During the fiscal year ended September 30, 1998, the Company expended approximately $260,000 on these projects and anticipates expending approximately $30,000 on these projects during the fiscal year ending September 30, 1999.

Charliesona Mine:

     General. The Charliesona mine is located 6 kilometers northwest of the Turk mine on an all-weather gravel road and is located on the national electrical power grid. The ore sources for the Charliesona mine are open pit oxide and surface mill tailings dumps.

     Existing Infrastructure. The Charliesona mine consists of three vertical mine shafts with headgear, a mill building with a 100 tonne per day ball mill, water reservoir, CIP tanks, flotation cells and vat leach tanks.

     Refurbishment and Construction. The Company has no plans for refurbishment and the mine is under care and maintenance.

     The Company has identified underground sulphide, surface oxide and mill tailings dumps on the surface that are not currently economic to produce at current gold prices. The Company currently has no plans to abandon the mine, but should it decide to do so, the closure costs of the mine are not estimated to be significant. The feasibility of using the water sources at the Charliesona mine as a supplementary supply for the Turk Mine is currently being examined. If such water sources were to be used, the Company would be required to construct a pipeline from the Charliesona mine to the Turk mine, a distance of approximately 8 kilometers.

     Exploration and Development. During the fiscal year ended September 30, 1998, the Company completed surface trenching, geological mapping, and sampling of oxide ore. Further work in these areas is scheduled to continue during the fiscal year ending September 30, 1999.

Ding Dong, Sandy, Peter Pan and Tiberius Mines:

     General. All of these properties are on the national electrical power grid and are accessible by all weather roads from the Turk mine. The ore sources for these mines consist of open pit oxide and underground sulphide mineral deposits, and mill tailings dumps.

     Existing Infrastructure. These mines consist of vertical and incline mine shafts, surface excavations and boreholes for water. There are vat leach tanks and a crushing circuit at the Peter Pan mine.

     Refurbishment and Construction. The Company has completed or currently has in progress the following projects at the mines: fencing off and making safe old mine workings; and reclamation of exploration trenches.

     The sulphide and oxide deposits are not currently economic to produce at current gold prices. The Company may transport the mill tailings dumps at the Ding Dong mine to the Turk mine, a distance of 5 kilometers, for treatment. The feasibility of installing a pipeline to pump the water sources from the Ding Dong mine to the Turk mine are currently being examined.

     During the fiscal year ended September 30, 1998, the Company expended minor amounts on the these projects, and anticipates expending minor amounts on these properties during the fiscal year ending September 30, 1999.

     Exploration and Development. During the fiscal year ended September 30, 1998, the Company completed surface trenching, surface and geological mapping, auger sampling and metallurgical test work.

Reserves:

     The tables set forth below present the Company's interest in estimated reserves of contained and recoverable ounces of gold in place at each of the Company's mining properties as of October 31, 1998. These estimates were prepared by the Company's geologists at the mines and were independently verified by Steffen, Robertson and Kirsten, specialists in the field of reserve validation, in a report dated November 1998. However, these estimates should not be considered as an indication of future results of operations, and are subject to adjustment based on additional information obtained in conjunction with the Company's continuing mining activities on the respective mining properties.

     The recovery of gold from the Company's in-place contained gold reserves has been measured, and it varies by location and type of material. Gold recoveries resulting from the different mining methods and benefication processes are as follows: milled sulphide ore gives gold recovery rates between 80% and 90% and retreatment tailings (dump) gold recovery rates range from 49% to 75%. The stated grade in the tables for the Proven and Probable categories is for recoverable grams of gold per tonne of ore. The stated grade for the Measured, Indicated and Inferred categories is for contained grams of gold per tonne of ore.

     The categories are based on those recommended by the Australasian Code for Reporting Identified Mineral Resources and Ore Reserves (JORC 1996), where an Indicated Resource has the same level of confidence as a Probable Reserve, and the confidence in a Measured Resource is equivalent to that of a Proven Reserve. The cut-off grades used and the economic viability of each category has been determined based on a gold price of $300 per ounce. Proven (Measured) and Probable (Indicated) ore reserves for all properties were 179,500 ounces and 721,990 ounces, respectively, at September 30, 1998, as compared to 151,871 ounces and 350,628 ounces, respectively, at September 30, 1997. Total Proven (Measured) and Probable (Indicated) ore reserves were 901,490 ounces at September 30, 1998, as compared to 502,499 ounces at September 30, 1997, an increase of 398,991 ounces or 79.4%, as a result of a successful exploration program undertaken by the Company during the fiscal year ended September 30, 1998 and the integration of all technical data available to the Company. An additional 296,950 ounces of gold were identified in the "Inferred" category (i.e., additional mineralized material), most of which are located underground at the Turk mine.

                     Proven                    Measured
           -------------------------  --------------------------
                       Gold                        Gold
                       Grade                       Grade
              Mass    (grams/    Gold      Mass   (grams/    Gold
Mine        (tonnes)   tonne)  (ounces)  (tonnes)  tonne)  (ounces)
----        --------  ------  --------  --------  ------  --------
Hard Rock:
Turk                                      193,000    3.96    24,600
Angelus
External
 Prospects                              1,252,000    1.78    71,500
Queens
            ---------          ------   ---------           -------
Total/
 Average                                1,445,000    2.07    96,100
            ---------          ------   ---------           -------
Dumps:
Turk        2,438,000   0.57   45,060
Lonely      1,159,000   0.32   11,760
Dawn          729,000   0.71   16,080
External       67,000   0.69    1,490     255,000    1.10     9,010
            ---------          ------   ---------           -------
Total/
 Average    4,393,000   0.53   74,390     255,000    1.10     9,010
            ---------          ------   ---------           -------
Grand
 Total/
 Average    4,393,000   0.53   74,390   1,790,000    1.92   105,110
            ---------          ------   ---------           -------
            ---------          ------   ---------           -------

                    Probable                   Indicated
            -------------------------  --------------------------
                     Gold                        Gold
                     Grade                       Grade
              Mass  (grams/    Gold      Mass   (grams/    Gold
Mine        (tonnes) tonne)  (ounces)  (tonnes)  tonne)  (ounces)
----        -------- ------  --------  --------  ------  --------
Hard Rock:
Turk                                  3,570,000    5.98   686,640
Angelus                                 147,000    7.38    34,870
External
 Prospects
Queens         3,000   4.98      480
               -----             ---  ---------           -------
Total/
Average        3,000   4.98      480  3,717,000    6.04   721,510
               -----             ---  ---------           -------
Dumps:
Turk
Lonely
Dawn
External
               -----             ---  ---------           -------
Total/
Average
               -----             ---  ---------           -------
Grand
 Total/
 Average       3,000   4.98      480  3,717,000    6.04   721,510
               -----             ---  ---------           -------
               -----             ---  ---------           -------

                                               Inferred
                                       --------------------------
                                                 Gold
                                                 Grade
                                         Mass   (grams/    Gold
Mine                                   (tonnes)  tonne)  (ounces)
----                                   --------  ------  --------
Hard Rock:
Turk                                  1,347,000    6.00   259,740
Angelus                                  33,000    7.70     8,170
External
 Prospects                              118,000    5.35    20,300
Queens                                   56,000    4.10     7,380
                                      ---------           -------
Total/
 Average                              1,554,000    5.92   295,590
                                      ---------           -------
Dumps:
Turk
Lonely
Dawn
External                                 46,000    0.92     1,360
                                      ---------           -------
Total/
 Average                                 46,000    0.92     1,360
                                      ---------           -------
Grand
 Total/
 Average                              1,600,000    5.77   296,950
                                      ---------           -------
                                      ---------           -------

Facilities:

     During the fiscal year ended September 30, 1998, the Company maintained its corporate offices in Vancouver, British Columbia, Canada at a cost of approximately $11,000 per month. The Company shared such office space with WaterPur, an affiliated company. The lease for the Vancouver, British Columbia, Canada office space was terminated effective December 14, 1998. Effective March 1, 1999, the Company entered into a two year lease in Los Angeles, California for its corporate offices at an initial cost of $2,000 per month (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

     Casmyn Mining Corporation S.A.'s offices are located in Pretoria, South Africa at a cost of $1,100 per month. Casmyn Mining Zimbabwe (Private) Ltd.'s offices are located in Bulawayo, Zimbabwe at a cost of $250 per month. Both such offices have one year leases which are renewable annually.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time, the Company may be involved in litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     On October 3, 1995 and October 6, 1995, the Company, through its wholly-owned subsidiary, Casmyn Gold Corporation, entered into separate Full Recourse Commercial Contracts in the Republic of Ghana (the "Contracts") with Diamond Enterprise Ltd./Nana Osei Tutu and Aliff Services Ltd./David Okine (the "Sellers") to purchase unrefined gold for final refining by and sale to the Royal Canadian Mint. The Company advanced a total of $672,560 to the Sellers under the Contracts, but did not receive the unrefined gold as stipulated in the Contracts. Accordingly, the Company commenced legal proceedings against Diamond Enterprise Ltd./Nana Osei Tutu and Aliff Services Ltd./David Okine during 1996 in the Superior Court of Judicature in the High Court of Justice, Republic of Ghana, for return of all monies advanced, with interest. The Company subsequently received a judgement against Aliff Services Ltd./David Okine for $276,000, plus accrued interest from October 3, 1995. Litigation against Diamond Enterprises Ltd./Nana Osei Tutu is continuing.

     The Company is currently unable to predict the ultimate resolution of the Diamond Enterprise Ltd./Nana Osei Tutu litigation. Even if the Company prevails in its litigation against both of the Sellers, there can be no assurances that the Company will ultimately be able to recover the monies that it advanced. As result of the uncertainties related to this litigation, during the fiscal year ended September 30, 1996, the Company recorded a loss on write down of assets of $672,560, to fully reserve against the advances made to the Sellers.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 1998.

                                       PART II.


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     (a)  Market Information

     The common stock of Casmyn Corp. is traded under the symbol "CMYN", and since July 31, 1998 has been traded on the OTC Bulletin Board. Prior to that date, the common stock was listed for trading on the NASDAQ SmallCap Market, but was delisted on July 31, 1998.

     The following table sets forth the range of closing prices of the Company's common stock as quoted during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information set forth below was obtained from the National Quotation Bureau, Inc. and Bloomberg L.P.

                                                  High     Low
                                                  ----     ---
     Fiscal Year Ended September 30, 1997:

     Three months ended--
       December 31, 1996                        $12.50    $8.63
       March 31, 1997                             9.63     8.00
       June 30, 1997                              8.38     6.00
       September 30, 1997                         7.75     4.50

     Fiscal Year Ended September 30, 1998:

     Three months ended--
       December 31, 1997                          6.3750   1.6875
       March 31, 1998                             1.5625   0.0469
       June 30, 1998                              0.0313   0.0156
       September 30, 1998                         0.0400   0.0025

     The closing price of the Company's common stock on March 18, 1999 was $.003 per share.

     (b)  Holders

     As of September 30, 1998, the Company had 285 stockholders of record with respect to the Company's common stock and 52 stockholders of record with respect to the Company's First Convertible Preferred Stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.

     (c)  Dividends

     Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. The Company has never paid cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth and development of the Company. However, such policy is subject to change based on current industry and market conditions, as well as other factors beyond the control of the Company.

     (d)  Sales of Unregistered Securities

     Substantially all securities sold by the Company during the fiscal years ended September 30, 1996, 1997 and 1998 have been registered, either at the time of issuance or subsequently.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated historical financial data presented below are derived from the Company's audited consolidated financial statements for the respective periods, and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing elsewhere in this document. All amounts shown in the tables below are in United States dollars with thousands (000's) omitted, except per share amounts.

                            Fiscal Years Ended September 30,
                        ----------------------------------------
                        1998     1997     1996     1995     1994
                        ----     ----     ----     ----     ----
Statement of
  Operations Data:

Revenues             $ 4,554  $ 3,392   $  630   $  382   $  601
Loss from operations  (4,606)  (5,417)  (5,199)  (6,400)  (4,188)
Equity in net loss
  of affiliate,
  including
  write-down of
  investment (1)      (4,574)  (1,035)  (3,178)
Minority interest
  in net loss of
  consolidated
  subsidiary (1)                                  3,502    4,581
Loan guarantee loss   (5,000)
Income (loss)
  from continuing
  operations         (13,005)  (6,793)  (8,321)  (3,075)     691
Net income (loss)    (13,005)  (6,793)  (8,321)  (3,042)      47
Dividends on
  convertible
  preferred stock     (2,292)    (871)
Amortization of
  discount on
  convertible
  preferred stock    (13,884)  (3,826)
Preferred share
  penalty               (840)
Net income (loss)
  applicable to
  common shares      (30,020) (11,490)  (8,321)  (3,042)      47
Net income (loss)
  from continuing
  operations per
  common share         (0.28)   (0.90)   (1.16)   (0.40)    0.14
Net income (loss)
  per common share     (0.28)   (0.90)   (1.16)   (0.40)    0.01

                                     September 30,
                        ----------------------------------------
                        1998     1997     1996     1995     1994
                        ----     ----     ----     ----     ----
Balance Sheet Data:

Total assets          $25,095 $48,273 $ 22,317  $14,316   $3,369
Long-term debt                           5,071    5,071      110
Preferred stock (2)    44,440     141
Net stockholders'
  equity
  (deficiency) (2)    (21,597) 34,472   13,193    8,144    2,214
Cash dividends
  declared per
  common share

--------------

(1) The consolidated financial statements for the fiscal years ended September 30, 1994 and 1995 include the consolidated financial statements of WaterPur due to the Company acquiring a controlling voting interest in WaterPur International Inc. during the fiscal year ended September 30, 1995. The Company accounted for the acquisition of its investment in WaterPur as a combination of entities under common control. Effective September 30, 1996, the Company reduced its voting interest in WaterPur and as of that date recorded its investment in WaterPur using the equity method of accounting for its investment in WaterPur retroactive to October 1, 1995, the beginning of such fiscal year. The consolidated financial statements for the fiscal years ended September 30, 1996 and 1997 reflect the Company's investment in WaterPur utilizing the equity method of accounting.

     As of September 30, 1997, the effective date of the restructuring of the Company's investment in WaterPur, the Company changed its method of accounting for its investment in WaterPur to the cost method on the basis that the Company would no longer have the ability to assert significant influence over operating and financial policies of WaterPur as a result of the proposed spin-off of the 7,900,004 shares of convertible preferred stock to the common and preferred shareholders of the Company of record on October 15, 1997, subject to compliance with regulatory requirements. The spin-off of the convertible preferred stock was not completed, and during the fiscal year ended September 30, 1998, the Company wrote-off its entire investment in WaterPur of $4,574,368.

(2) Pursuant to the Preferred Stock Investment Agreement, a technical default occurred when the Company's common stock was delisted from NASDAQ on July 31, 1998. The Preferred Stock Investment Agreement provides the holders of the First Convertible Preferred Stock the opportunity to have their shares redeemed by the Company. The Company is currently engaged in discussions with the holders of the First Convertible Preferred Stock regarding various matters, and the holders of the First Convertible Preferred Stock have not exercised their rights to require the Company to redeem their shares of First Convertible Preferred Stock.

     Since the redemption of these shares of First Convertible Preferred Stock outstanding at September 30, 1998 is outside the control of the Company, the carrying value of the First Convertible Preferred Stock at such date has been recorded in the consolidated financial statements at their maximum liquidation preference of $44,440,451, and such shares have been reclassified out of the shareholders' equity (deficiency) section of the consolidated balance sheet. Subsequent to September 30, 1998, the Company has repurchased or converted 598,915 shares of First Convertible Preferred Stock, with such selling shareholders waiving the right to claim their proportionate share of the liquidation preference, thus reducing the maximum liquidation preference, and the Company's corresponding redemption obligation, to approximately $20,000,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Overview:

     The business activities of the Company are concentrated on mineral resource development. As of and subsequent to September 30, 1998, the Company has been focusing on its gold mining operations in Zimbabwe. During the fiscal years ended September 30, 1997 and 1998, the Company's primary business focus was the acquisition, exploration and operation of precious mineral resource properties in Zimbabwe and base metal resource properties in Zambia. During the fiscal years ended September 30, 1995 and 1996, the Company was also involved, to varying degrees, in acquisition and exploration activities in South Africa and research and development related to minerals testing, processing engineering and environmental technologies. During the fiscal year ended September 30, 1996, 1997 and 1998, the Company financed its business activities through the sale of its equity securities.

     During the fiscal years ended September 30, 1996 and 1997, the Company's investment in WaterPur was accounted for using the equity method of accounting. As of September 30, 1997, the effective date of the restructuring of its investment in WaterPur, the Company changed its method of accounting for its investment in WaterPur to the cost method on the basis that the Company would no longer have the ability to assert significant influence over operating and financial policies of WaterPur as a result of the proposed spin-off of the 7,900,004 shares of convertible preferred stock to the common and preferred shareholders of the Company of record on October 15, 1997, subject to compliance with regulatory requirements. Accordingly, as of September 30, 1997, the Company had an investment in WaterPur of $4,574,368, and a corresponding dividend payable. During the fiscal year ended September 30, 1998, due to a significant and prolonged decrease in the market value of WaterPur's common stock, Waterpur's inability to repay amounts borrowed from the Company, and Waterpur's continuing need for additional loans, management of the Company determined that there had been an impairment in the value of the investment in WaterPur, and wrote off the entire investment in WaterPur. The corresponding dividend payable has also been decreased to zero as a result of the write off. In addition, the Company began implementation of a plan to separate the operations, personnel and executive management of the Company and WaterPur, which plan had been substantially completed by December 31, 1998. During December 1998, the Board of Directors determined not to effect the spin-off of the Company's preferred stock investment in WaterPur for several reasons, including WaterPur's inability to obtain regulatory approval to date and in the foreseeable future, and WaterPur's inability to complete its annual audit and make other securities filings on a timely basis.

     Prior to September 30, 1997, the functional currency of the Company's Zimbabwe operations had been the Zimbabwe dollar. Accordingly, balance sheet accounts were translated into United States dollars using current exchange rates in effect at the balance sheet date while revenue and expense accounts were translated using the weighted average exchange rate during the reporting period. The gains or losses resulting from such translation were recorded in the foreign currency translation adjustment account included as part of stockholders' equity. During the three months ended December 31, 1997, the Zimbabwe dollar experienced devaluation in excess of 40%. This level of devaluation is expected to have a significant impact on Zimbabwe's annual rate of inflation, and as a result Zimbabwe may be classified as a "highly inflationary" economy. Accordingly, the Company elected to adopt the United States dollar as the functional currency for the Company's Zimbabwe operations effective October 1, 1997. Pre-existing non-monetary assets and liabilities are measured using exchange rates in effect as of October 1, 1997, and any gains or losses from holding monetary assets and liabilities are reflected in the statement of operations for the reporting period. Amortization and charges related to non-monetary items are recorded using exchange rates at the time such items arose. Other revenue and expense accounts continue to be translated using the weighted average exchange rate during the reporting period.

     On May 15, 1998, the Company received notification from The NASDAQ StockMarket, Inc. ("NASDAQ") that it was in default of certain listing requirements and that NASDAQ intended to delist the Company's common stock on May 25, 1998. The Company appealed the delisting notice and requested a hearing with NASDAQ. The Company's common stock was ultimately delisted from the NASDAQ SmallCap Market on July 31, 1998.

     Pursuant to the Preferred Stock Investment Agreement, a technical default occurred when the Company's common stock was delisted from NASDAQ on July 31, 1998. The Company may be obligated to pay the holders of the First Convertible Preferred Stock a cash penalty of 3% of the total purchase price of the First Convertible Preferred Stock during any period in excess of 30 days that the Company's common stock is not listed and traded on NASDAQ or a national securities exchange. The Preferred Stock Investment Agreement provides the holders of the First Convertible Preferred Stock the opportunity to have their shares redeemed by the Company at the adjusted liquidation preference if the 3% penalty is not paid within 30 days of when due. The Company believes that the exercise of such rights by the holders of the First Convertible Preferred Stock would be subject to legal challenge by the Company.

     Since the Company's common stock was delisted from NASDAQ on July 31, 1998, the Company recorded a penalty of $839,737 through September 30, 1998, which has not been paid. Subsequent to September 30, 1998, the Company has repurchased or converted

598,915 shares of the First Convertible Preferred Stock, and such selling shareholders have waived the right to claim their proportionate share of the penalty, thus reducing the Company's corresponding potential penalty obligation to approximately $375,000.

     The Company is currently engaged in discussions with the holders of the remaining shares of First Convertible Preferred Stock regarding various matters, including a waiver of the penalty and of their rights to require the Company to redeem their shares of First Convertible Preferred Stock. There can be no assurances that the Company will be able to obtain a waiver or that the holders of the First Convertible Preferred Stock will not exercise their rights to require the Company to redeem their shares. Should the holders of the First Convertible Preferred Stock demand payment of the cash penalty or exercise their rights to require the Company to redeem their shares, and should the Company not prevail in its challenge to any such asserted rights, the Company may be forced to file for protection under the United States Bankruptcy Code.

     Since the redemption of these shares of First Convertible Preferred Stock outstanding at September 30, 1998 is outside the control of the Company, the carrying value of the First Convertible Preferred Stock at such date has been recorded in the consolidated financial statements at their maximum liquidation preference of $44,440,451, and such shares have been reclassified out of the shareholders' equity (deficiency) section of the consolidated balance sheet. Subsequent to September 30, 1998, the Company has repurchased or converted 598,915 shares of First Convertible Preferred Stock, with such selling shareholders waiving the right to claim their proportionate share of the liquidation preference, thus reducing the maximum liquidation preference, and the Company's corresponding redemption obligation, to approximately $20,000,000.

     The Company repurchased 19,948 shares of First Convertible Preferred Stock for $25,753 during the fiscal year ended September 30, 1998.
Subsequent to September 30, 1998, the Company repurchased 598,655 shares of First Convertible Preferred Stock for $1,221,719 and converted 260 shares of First Convertible Preferred Stock into 5,424,792 shares of common stock, resulting in 495,236 shares of First Convertible Preferred Stock being issued and outstanding as of December 31, 1998.

     Effective August 1, 1998, Hanif S. Dahya and Sandro Kunzle resigned from the Board of Directors. Mark S. Zucker, Alexander L. Cappello, Divo Milan and John Francis were appointed to the Board of Directors on August 21, 1998. On October 1, 1998, Amyn S. Dahya resigned as President and Chief Executive Officer and was replaced by Mark S. Zucker. New management commenced a comprehensive review and evaluation of the Company's existing capital structure and business operations during the latter part of 1998, with the objective of maximizing value for all of the

Company's equity holders. As a result, the Company began the implementation of a plan to streamline its operations worldwide, divest its interests in all non-core businesses, and focus its efforts on its mining operations in Zimbabwe.

     The Company has implemented programs to evaluate ways to improve production and achieve production efficiencies, increase gold reserves, reduce capital expenditures and operating costs, maximize operating profits and operating cash flows, and evaluate future opportunities. The Company has reduced its executive management and corporate staff from seven to two people, eliminating standard employee benefits and utilizing part-time personnel as necessary. The Company has closed its Vancouver, British Columbia, Canada corporate and administrative offices, significantly reducing occupancy costs, as well as travel and various other corporate expenses.

Future Outlook:

     The Company's short-term plan has been to produce gold from the tailings dumps and the surface materials, and to delay most of the higher cost underground production until gold prices increase to a level that can justify the requisite capital expenditures. The gold that the Company mines occurs in sulfides, oxides and old mill tailings. The Company anticipates that revenues from gold sales from its Zimbabwe mining operations will exceed mine operating expenditures during the fiscal year ending September 30, 1999, based on current gold prices and the continued ability of the Company to deliver and process ore at its mills. However, the Company expects that gold production for the fiscal year ending September 30, 1999 will be approximately 12,500 ounces, as compared to 15,378 ounces produced during the fiscal year ended September 30, 1998. This expected decrease in gold production of approximately 20% is a result of a continuing decrease in the gold grade of the tailings dumps which the Company has been mining, as well as the Company's current expectation that certain mining operations may have to be reduced or temporarily shut-down beginning in mid-1999 as a result of a lack of available water supplies. The Company is currently developing plans for 1999 and beyond with respect to the development of its mining properties and the related capital improvement budgets. Over the near-term, the Company intends to focus on the development of its existing properties, but to minimize capital expenditures funded directly by the Company. Although the Company does not currently expect to engage in any property acquisitions or exploration activities, it will consider acquisition or exploration opportunities on a case-by-case basis. The Company expects that continued development of its existing mining properties will result in periodic adjustments to the Company's gold reserves and resources.

     The Company currently expects that economically viable gold production from the Dawn mine and the Lonely mine will terminate during late 1999.
These mines represent approximately one-third of the Company's current gold production, but do not represent a significant portion of the Company's current proven and probable gold reserves totaling 901,490 ounces (see "ITEM
2. PROPERTIES - Reserves"). It will be necessary to replace this production in order to maintain the economies of scale necessary to produce gold at a profit with current gold prices of approximately $290 per ounce. The Company is evaluating several short-term options to replace such production, including employing certain production techniques and entering into contracts with other tailings dumps, which could extend the lives of these mines by up to an additional two years. To expand gold production over the next few years from surface or underground mine development, the Company is evaluating the feasibility of accessing its proven and probable gold reserves at the Turk mine. A major development of the Turk mine is estimated to require a capital expenditure of approximately $3,000,000 to $5,000,000 over a period of three years. Any such plan that the Company may adopt will require several months of planning and lead-time prior to its implementation. Given the current financial resources available to the Company, as well as the external factors that affect the values and financing of mineral producing properties in third-world countries, there can be no assurances that the Company would be able to obtain the required capital on a timely and cost effective basis, should the Company decide to implement a major mine development program. As an alternative to funding the direct development of the mine, the Company may also consider a joint venture or sale of its mining assets in order to preserve its capital and maximize shareholder value.

Consolidated Results of Operations:

Fiscal Year Ended September 30, 1998 as Compared to the Fiscal Year Ended September 30, 1997:

     Revenues for the fiscal year ended September 30, 1998 were $4,554,204, as compared to revenues of $3,392,160 for the fiscal year ended September 30, 1997. The increase in revenues of $1,162,044 was due to the sale of a greater amount of gold, notwithstanding the lower average gold prices, i.e., approximately 15,378 ounces during the fiscal year ended September 30, 1998, as compared to approximately 9,770 ounces during the fiscal year ended September 30, 1997. The average selling price of gold for the fiscal year ended September 30, 1998 was approximately $296 per ounce, as compared to an average selling price of approximately $347 per ounce during the fiscal year ended September 30, 1997. Mineral operations expenses related to gold production were $3,342,563 for the fiscal year ended September 30, 1998 or 73.3% of revenues. Mineral operations expenses related to gold production were $3,045,360 for the fiscal year ended September 30, 1997 or 89.8% of revenues. The decrease in mineral operations expenses related to gold production as a percentage of revenues in 1998 as compared to 1997 reflected more efficient mining operations as a result of continuing improvements to production techniques and reduced mining personnel. The average direct production cash cost per ounce of gold was $217 in 1998 as compared to $312 in 1997.

     General and administrative expenses were $2,353,886 for the fiscal year ended September 30, 1998, as compared to $3,161,153 for the fiscal year ended September 30, 1997, a decrease of $807,267. General and administrative expenses decreased in 1998 as compared to 1997 as a result of the cost reduction efforts throughout the Company's operations.

     Professional services expenses were $559,156 for the fiscal year ended September 30, 1998, as compared to $420,648 for the fiscal year ended September 30, 1997, an increase of $138,508. Professional services increased in 1998 as compared to 1997 primarily as a result of the Company's efforts to restructure its outstanding preferred stock financings and the retention of a financial advisor in that regard.

     The issuance of stock options at below fair market value results in the recognition of compensation expense, which is recorded as a charge to operations over the option vesting period of up to six years. During the fiscal year ended September 30, 1996, the Company issued stock options under the 1995 Incentive Stock Option Plan at below fair market value, which resulted in the recognition of compensation expense of $85,471 and $74,040 for the fiscal years ended September 30, 1998 and 1997, respectively, an increase of $11,431 in 1998 as compared to 1997.

     Depreciation, depletion and amortization expense was $1,333,493 for the fiscal year ended September 30, 1998, as compared to $523,463 for the fiscal year ended September 30, 1997, an increase of $810,030, primarily as a result of increased mining activities in Zimbabwe in 1998 as compared to 1997.

     Mineral exploration expense was $206,285 for the fiscal year ended September 30, 1998, as compared to $1,190,239 for the fiscal year ended September 30, 1997, a decrease of $983,954, primarily as a result of the Company reducing its exploration efforts to concentrate on developmental mining activities.

     The Company recorded a write-down of assets of $1,279,454 during the fiscal year ended September 30, 1998, primarily to reflect the write off of certain mining related assets, the cost of which was determined not to be recoverable through expected future mining operations. During the fiscal year ended September 30, 1997, the Company recorded a write off of $394,455 related to the completion of a diamond exploration program in South Africa under which no economically viable mineral deposits were located.

     Loss from operations was $4,606,104 for the fiscal year ended September 30, 1998, as compared to a loss from operations of $5,417,198 for the fiscal year ended September 30, 1997.

     Total other expense, net was $8,398,688 for the fiscal year ended September 30, 1998, as compared to $1,376,229 for the fiscal year ended September 30, 1997, an increase of $7,022,459, primarily as a result of a loan guarantee loss of $5,000,000 and a loss attributable to WaterPur of $4,574,368 in 1998. The Company also recognized a gain on foreign exchange of $425,382 in 1998 as compared to a loss on foreign exchange of $861,857 in 1997.

     As of September 30, 1997, the Company had $5,074,659 of restricted cash (including accrued interest of $74,659), which was deposited with two financial institutions under the Company's guarantees of two short-term loans. Under agreements with such parties, the loans were secured by certain investment accounts which contained shares of common stock of the Company. During the three months ended March 31, 1998, the significant decline in the price per share of the Company's common stock created an impairment in the value of the shares of common stock in the accounts with such financial institutions. As a result, the
                                      41
financial institutions proceeded to call the guarantees provided by the Company, resulting in the Company incurring a loss of $5,000,000.

     Net loss was $13,004,792 for the fiscal year ended September 30, 1998, as compared to a net loss of $6,793,427 for the fiscal year ended September 30, 1997.

     During the fiscal year ended September 30, 1998, the Company also recognized preferred stock dividends of $2,291,875, a preferred share penalty of $839,737 related to the delisting of the Company's common stock from NASDAQ on July 31, 1998, and the amortization of discount on convertible preferred stock of $13,884,075, which is reflected as a return to the preferred stockholders and as an increase in the loss to common stockholders.

     Net loss applicable to common stockholders was $30,020,479 for the fiscal year ended September 30, 1998, as compared to a net loss applicable to common stockholders of $11,490,363 for the fiscal year ended September 30, 1997.

Fiscal Year Ended September 30, 1997 as Compared to the Fiscal Year Ended September 30, 1996:

     Revenues for the fiscal year ended September 30, 1997 were $3,392,160, as compared to revenues of $630,481 for the fiscal year ended September 30, 1996. The increase in revenues of $2,761,679 was due to the sale of greater amounts of gold, notwithstanding lower average gold prices, i.e., approximately 9,770 ounces during the fiscal year ended September 30, 1997, as compared to approximately 1,600 ounces during the fiscal year ended September 30, 1996. The average selling price of gold for the fiscal year ended September 30, 1997 was approximately $347 per ounce, as compared to an average selling price of approximately $394 per ounce during the fiscal year ended September 30, 1996. Mineral operations expenses related to gold production were $3,045,360 for the fiscal year ended September 30, 1997 or 89.8% of revenues. The Company acquired its operating gold mining properties in Zimbabwe effective January 31, 1996, and conducted only limited gold mining operations during the remainder of the fiscal year ended September 30, 1996. During such period, the Company concentrated on updating and improving its Zimbabwe mining properties through a major ongoing capital improvement program. As a result, mineral operations expenses related to gold production were $958,561 for the fiscal year ended September 30, 1996, resulting in direct costs of production exceeding revenues by $328,080. The average direct production cash cost per ounce of gold was $312 in 1997 as compared to $599 in 1996.

     General and administrative expenses were $3,161,153 for the fiscal year ended September 30, 1997, as compared to $2,377,138 for the fiscal year ended September 30, 1996, an increase of $784,015. The increase in general and administrative expenses was a result of the following factors: the Company incurred increased compensation-related expenses of $362,675 for employees and consultants as a result of the Zimbabwe mining properties being operated for the full fiscal year ended September 30, 1997 as compared to eight months during the fiscal year ended September 30, 1996; the Company incurred increased travel-related expenses of $142,401 in 1997 as compared to 1996, due to increased travel between South Africa, Zimbabwe, Zambia and the Commonwealth of Independent States, reflecting increased business activities and operations in those countries; the Company incurred increased insurance costs of $93,435 in 1997 as compared to 1996, primarily as a result of the Company obtaining increased liability and property insurance coverages; the Company incurred increased expenses related to trade shows, investment conferences and investor relations of $175,875 in 1997 as compared to 1996, primarily as a result of increased efforts by the Company to create investor awareness of and interest in the Company; other general and administrative expenses increased by $9,629 in 1997 as compared to 1996, primarily as a result of increased costs related to the Company's mining operations in Zimbabwe.

     Professional services expenses were $420,648 for the fiscal year ended September 30, 1997, as compared to $318,997 for the fiscal year ended September 30, 1996, an increase of $101,651. Professional services increased in 1997 as compared to 1996 primarily as a result of increased costs relating to the Company's preferred stock financings, as well as higher legal, audit, tax and financial consulting services.

     The issuance of stock options at below fair market value results in the recognition of compensation expense, which is recorded as a charge to operations over the option vesting period of up to six years. Compensatory stock option expense was $74,040 and $364,560 for the fiscal years ended September 30, 1997 and 1996, respectively, a decrease of $290,520 in 1997 as compared to 1996. During the fiscal year ended September 30, 1995, the Company issued compensatory stock options under the 1995 Stock Option Plan, which resulted in compensation expense of $364,560 during the fiscal year ended September 30, 1996. During the fiscal year ended September 30, 1996, the Company issued compensatory stock options under the 1995 Incentive Stock Option Plan, which resulted in compensation expense of $74,040 during the fiscal year ended September 30, 1997.

     Depreciation, depletion and amortization expense was $523,463 for the fiscal year ended September 30, 1997, as compared to $232,019 for the fiscal year ended September 30,

1996, an increase of $291,444, primarily as a result of increased mining activities in Zimbabwe in 1997 as compared to 1996.

     Mineral exploration expense was $1,190,239 for the fiscal year ended September 30, 1997, as compared to $906,056 for the fiscal year ended September 30, 1996, an increase of $284,183.

     During the fiscal year ended September 30, 1997, the Company recorded a write off of $394,455 related to the completion of a diamond exploration program in South Africa under which no economically viable mineral deposits were located. During the fiscal year ended September 30, 1996, the Company recorded a write down of assets of $672,560 to reserve against advances it had previously made to certain parties in Ghana pursuant to contracts to purchase unrefined gold. The write down was recorded due to the uncertainties that existed because of disputes and litigation surrounding the failure of the sellers to deliver the gold to the Company that was required by the contracts. The Company is currently in litigation to recover the amounts advanced, but there can be no assurances that the Company will be successful in this regard.

     Loss from operations was $5,417,198 for the fiscal year ended September 30, 1997, as compared to a loss from operations of $5,199,410 for the fiscal year ended September 30, 1996.

     Total other expense, net was $1,376,229 for the fiscal year ended September 30, 1997, as compared to $3,121,916 for the fiscal year ended September 30, 1996, a decrease of $1,745,687, primarily as a result of the decrease in the loss attributable to WaterPur of $2,143,349 in 1997. The Company also recognized a loss on foreign exchange of $861,857 in 1997, as compared to no gain or loss on foreign exchange in 1996, as a result of the conversion from Zimbabwe dollars to United States dollars of a short-term bank loan recorded on the books of the Company's Zimbabwe operations. Although the short-term loan was to be repaid by the Company in United States dollars, generally accepted accounting principles required that the Company recognize this loss in its consolidated statement of operations for the fiscal year ended September 30, 1997.

     Net loss was $6,793,427 for the fiscal year ended September 30, 1997, as compared to a net loss of $8,321,326 for the fiscal year ended September 30, 1996.

     During the fiscal year ended September 30, 1997, the Company also recognized preferred stock dividends of $871,260, and the amortization of discount on convertible preferred stock of $3,825,676, which is reflected as a return to the preferred stockholders and as an increase in the loss to common stockholders.

     Net loss applicable to common stockholders was $11,490,363 for the fiscal year ended September 30, 1997, as compared to a net loss applicable to common stockholders of $8,321,326 for the fiscal year ended September 30, 1996.

Consolidated Financial Condition - September 30, 1998:

Liquidity and Capital Resources:

     Operating. The Company's cash and cash equivalents were $4,356,200 at September 30, 1998, as compared to $18,185,515 at September 30, 1997, a decrease of $13,829,315. The most significant components of the decrease in cash in 1998 as compared to 1997 were the repayment of a short-term line of credit of $4,966,160 to Barclays Bank of Zimbabwe; purchases of property and equipment, primarily for mining operations, of $3,782,965; purchases of marketable securities, net of sales, of $1,437,333, which had a market value of $1,588,536 at September 30, 1998; repurchases of the Company's equity securities, consisting primarily of common stock, of $2,062,910; and cash used in operating activities of $1,535,566. As of September 30, 1998, the Company's working capital was $4,658,361, as compared to $17,639,625 at September 30, 1997, reflecting current ratios of 3.1:1 and 2.9:1, respectively.

     The Company's operations utilized cash resources of $1,535,566 during the fiscal year ended September 30, 1998, as compared to $5,425,844 for the fiscal year ended September 30, 1997, reflecting increased revenues and mine profitability, and decreased operating costs. The increase in cash utilized in 1997 as compared to 1996 was primarily due to increased expenses related to mining operations and related administrative costs in Zimbabwe, and increased general and administrative expenses, including investor relations and travel expenses.

     The Company's working capital resources consist primarily of cash and cash equivalents, marketable securities, and the net cash generated from the production and sale of gold. The Company anticipates that its working capital resources are adequate to fund operating expenditures during the fiscal year ending September 30, 1999, excluding any major capital expenditures, the payment of a cash penalty to the holders of the First Convertible Preferred Stock or the redemption of the First Convertible Preferred Stock at the maximum redemption obligation resulting from the technical default that occurred on July 31, 1998.

     Investing. During the fiscal year ended September 30, 1998, the Company utilized net cash in investing activities of $5,087,768, which consisted primarily of the purchase of marketable securities, net of sales, of $1,437,333, which had a market value of $1,588,536 at September 30, 1998, and the purchase of property and equipment related to the Company's mining operations in Zimbabwe of $3,782,965. During the fiscal year ended September 30, 1997, the Company utilized net cash in investing activities of $10,186,250, which consisted primarily of increases in investment in and advances to WaterPur of $2,680,941 and the purchase of property and equipment related to the Company's mining operations in Zimbabwe of $8,427,683. During the fiscal year ended September 30, 1996, the Company utilized net cash in investing activities of $15,746,799, which consisted primarily of investment in and advances to WaterPur of $3,190,567, and the purchase of property and equipment and a business related to the Company's mining operations in Zimbabwe of $11,902,401. The Company does not anticipate making any significant advances to WaterPur during the fiscal year ending September 30, 1999. As of September 30, 1998, the Company did not have any significant outstanding commitments for capital expenditures.

     Financing. During the fiscal year ended September 30, 1998, the Company utilized net cash in financing activities of $7,010,032, which consisted primarily of the repurchase of the Company's equity securities, consisting primarily of common stock, for $2,062,910 and the repayment of a short-term credit facility with Barclays Bank of Zimbabwe of $4,966,160. Restricted cash of $5,074,659 was utilized to fund the $5,000,000 payment under the loan guarantee.

     During February 1997, the Company arranged a $5,000,000 short-term credit facility with Barclays Bank of Zimbabwe, with interest at LIBOR plus 2.25% per annum. As of September 30, 1997, the Company had borrowed $4,966,160 under this credit facility. The credit facility became repayable upon demand commencing February 1998. During the fiscal year ended September 30, 1997, the Company recognized a foreign exchange loss of $861,857 in connection with the borrowings under this credit facility. On June 9, 1998, Barclays Bank of Zimbabwe exercised its right to demand immediate repayment of the outstanding balance, and on June 11, 1998, the Company paid $4,966,160 to the bank in full settlement of this obligation.

     As of September 30, 1997, the Company had $5,074,659 of restricted cash (including accrued interest of $74,659), which was deposited with two financial institutions under the Company's guarantees of two short-term loans. Under agreements with such parties, the loans were secured by certain investment accounts which contained shares of common stock of the Company. During the three months ended March 31, 1998, the significant decline in the price per share of the Company's common stock created an impairment in the value of the shares of common stock in the accounts with such financial institutions. As a result, the financial institutions proceeded to call the guarantees provided by the Company, resulting in the Company incurring a loss of $5,000,000.

Inflation and Currency Matters:

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

     The Company's gold production from its mining operations in Zimbabwe is sold to the Zimbabwe Reserve Bank at the spot 2:00 p.m. London price on the day of delivery. Settlement of gold sales are in Zimbabwe dollars at the equivalent of the United States gold trading rate on the sale date. The spot gold price at December 17, 1998 was $293.30 per ounce, as compared to the spot gold price at December 17, 1997 of $283.50 per ounce.

     Approximately 80% of the Company's mine operating costs incurred in Zimbabwe are United States dollar based. The remaining 20% of mine operating costs incurred in Zimbabwe are denominated in Zimbabwe dollars, and are periodically subject to significant increases mandated by the Zimbabwe government, including costs such as wages and utilities, which are two of the major operating costs of the Company's mines.

     Operating costs are affected in part by inflation rates in Zimbabwe. Inflation in Zimbabwe was approximately 40% in 1998, 20% in 1997, 21% in 1996 and 23% in 1995. In addition, the Zimbabwe dollar fell approximately 60% against the United States dollar during 1998, resulting in a current exchange rate of approximately 40 Zimbabwe dollars to one United States dollar at the end of 1998. As a result, effective October 1, 1997, the Company elected to adopt the United States dollar as the functional currency for the Company's Zimbabwe operations.

     In response to this situation, the government of Zimbabwe is considering several actions, including reintroducing exchange controls, pegging the exchange rate at below free market rates, and banning remittance of profits from Zimbabwe. On an unofficial basis, the Zimbabwe government has also recently implemented policies designed to restrict the ability of companies to convert Zimbabwe dollars into foreign currencies and transfer such amounts out of Zimbabwe. Although the Company is currently able to convert Zimbabwe dollars into United States dollars and transfer such amounts to the United States, there can be no assurances that the Company will be able to continue to do so in the future.

Environmental Matters:

     Management believes that the Company complies with all national and local environmental protection laws and regulations in the jurisdictions in which it operates. During the fiscal years ended September 30, 1996, 1997 and 1998, compliance with the provisions of all national and local environmental laws and regulations did not have a material effect upon earnings, capital expenditures or the competitive position of the Company.

Year 2000 Issue:

     The Year 2000 Issue results from the fact that certain computer programs have been written using two digits rather than four digits to designate the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent internal assessment, the Company does not believe that the cost to modify its existing software and/or convert to new software will be significant.

New Accounting Pronouncements:

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company will adopt SFAS No. 130 for its fiscal year beginning October 1, 1998, and does not anticipate that adoption of SFAS No. 130 will have a material effect on its financial statement presentation and disclosures. Under SFAS No. 130, the Company will report the change in the foreign currency translation adjustment as a component of comprehensive income.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires comparative information for earlier years to be restated. The Company will adopt SFAS No. 131 for its fiscal year beginning October 1, 1998, and does not anticipate that adoption of SFAS No. 131 will have a material effect on its financial statement presentation and disclosures.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company will adopt SFAS No. 132 for its fiscal year beginning October 1, 1998, and does not anticipate that adoption of SFAS No. 132 will have a material effect on its financial statement presentation and disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning October 1, 1999, and does not anticipate that adoption of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements are listed at "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K".

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following tables and text set forth the names and ages of all directors and executive officers of the Company as of January 20, 1999. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                            DIRECTORS


                                                            Date Elected
Name                          Age                           as Director
----                          ---                           -----------
Amyn S. Dahya (2)             41                            August 1994

Selwyn Kossuth (1)(2)         62                            September 26, 1997

Alexander L. Cappello (1)(2)  43                            August 1, 1998

Divo Milan                    42                            August 21, 1998

Mark S. Zucker (1)(2)         37                            August 1, 1998

-----------------------

(1)  Member of audit committee.
(2)  Member of compensation committee.

     Edmund L. de Rothschild resigned from the Board of Directors effective February 27, 1998. Hanif S. Dahya and Sandro Kunzle resigned from the Board of Directors on August 1, 1998. John Francis was appointed to the Board of Directors on August 21, 1998 and resigned on December 28, 1998.

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

                                                            Date Elected
Name                          Age       Position             as Officer
----                          ---       --------            -----------

Executive Officers:

Amyn S. Dahya                 41        President and       August 1994
                                        Chief Executive
                                        Officer (1)

Mark S. Zucker                37        President and       October 1,
                                        Chief Executive     1998
                                        Officer

Robert N.                     46        Chief Financial     November 20,
Weingarten                              Officer and         1998
                                        Secretary

Certain Significant Employees:

Gregory J.                    42        Managing Director   April 1994
Gosson                                  of Mining

Ian R. Saunders               32        General Manager of  May 1996
                                        Mining Operations
                                        and Chief
                                        Metallurgist

---------------------


(1) Amyn S. Dahya resigned as President and Chief Executive Officer of the Company effective October 1, 1998.


Biographies of Directors, Executive Officers and Certain Significant
Employees:

Amyn S. Dahya. Mr. Dahya has extensive international experience in project development, engineering, joint ventures and finance. Prior to joining the Company in 1993, he held senior positions with Davy McKee, an international engineering firm . In 1987, he founded the Casmyn Group of Companies, specializing in mineral and environmental engineering, which he has developed for the previous eleven years. Mr. Dahya serves on the board of directors of WaterPur International Inc., a publicly-held company, where he also holds executive management positions.

Selwyn Kossuth. Mr. Kossuth has had a successful career in international mining finance and the development of strategic marketing programs and currently serves on the board and audit committee of Royal Bank of Canada Mutual Funds, and on the board of Glen Ardith Frazer Corp. He is a consultant to the Investment Funds Institute of Canada. During his distinguished career, Mr.

Kossuth has served as president and chief executive officer of the Investment Funds Institute of Canada, as executive director and chief operating officer of the Ontario Securities Commission, vice president and director of corporate finance of Nesbitt Thomson, Inc., and president of the Canadian operations of the Hochschild Group. He holds a bachelors degree in commerce from Stellenbosch University, and a master's degree in law from Oxford University. He is also an English barrister.

Alexander L. Cappello. Mr. Cappello is the Chairman and Chief Executive Officer of Cappello Group, Inc., an international merchant banking firm that specializes in raising equity capital for public companies through private placements. Cappello Group, Inc. conducts its private placement activities through Cappello Capital Corp., an NASD-licensed broker-dealer. He has over 20 years experience in all aspects of corporate finance, investment banking, merchant banking and venture capital both in the United States and overseas. Mr. Cappello received a Bachelor of Science degree from the Marshall School of Business at the University of Southern California in 1977

Divo Milan. Mr. Milan has been the Chief Executive Officer of Investigacion Estrategica, a merchant banker located in Mexico City, Mexico, since 1987. He has over 20 years experience in all aspects of corporate finance, investment banking, merchant banking and venture capital in Mexico and South America. Mr. Milan is a member of the board of directors of Banca Quadrum and Banco Bital, both of which are publicly-held companies.

Mark S. Zucker. Since 1996, Mr. Zucker has been the President of Anvil Investors, Inc., an investment advisory firm. From 1991 through April 1996, Mr. Zucker was a founder and Senior Vice President of Libra Investments, Inc., an investment banking firm specializing in high yield and defaulted debt securities. Prior to 1991, Mr. Zucker worked as an investment banker at Dillon, Read & Co., Inc. and Chanin & Company, Inc. Mr. Zucker is a Chartered Financial Analyst. He received a Bachelor of Science Degree from the Wharton School and a Bachelor of Arts Degree from the University of Pennsylvania in 1983.

Robert N. Weingarten. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From January 1, 1997 through July 31, 1997, Mr. Weingarten was a principal in Chelsea Capital Corporation, a merchant banking firm. Since 1979, Mr. Weingarten has served as a consultant to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten currently serves as an officer and director of GolfGear International, Inc., a publicly-held company. Mr. Weingarten received an M.B.A. degree in Finance from the University of Southern California in 1975 and a B.A. degree in Accounting from the University of Washington in 1974.

Gregory J. Gosson. Dr. Gosson joined the Company in April 1994, and is the Managing Director of the Company's property acquisitions and mining and exploration activities in Africa. Dr. Gosson has been involved in the mining industry since 1977 and has managed projects in the United States, Canada, the Caribbean, Southeast Asia, New Zealand and South Africa. Prior to joining the Company in 1994, Dr. Gosson was Chief Geologist for Plexus Resources in the United States. Dr. Gosson is a graduate of Queen's University, Canada, and obtained his Ph.D. in Geology from Victoria University, New Zealand. Dr. Gosson has substantial experience in base and precious metal deposits, precious stones, coal and the oil and gas industry.

Ian R. Saunders. Mr. Saunders joined the Company in May 1996 as Chief Metallurgist and became General Manager of the Company's Zimbabwe gold mining operations in October 1997. Mr. Saunders received his B.Sc. (Chemical) Engineering degree from the University of Cape Town, South Africa. Prior to joining the Company, Mr. Saunders worked in the South African gold mining industry for three years with Johannesburg Consolidated Investments and two years as Group Metallurgist for Falcon Gold Zimbabwe Limited. He has also worked as an independent metallurgical consultant for six years.

Family Relationships among Directors and Executive Officers:

     Although there are currently no family relationships among directors and executive officers, during the fiscal year ended September 30, 1998, Hanif S. Dahya, the brother of Amyn S. Dahya, was a member of the Board of Directors, and Karima Dahya, the wife of Amyn S. Dahya, was an employee of the Company.

Compliance with Section 16(a) of the Exchange Act:

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended September 30, 1998 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended September 30, 1998, and any written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock registered pursuant to
Section 12 at any time during the fiscal year ended September 30, 1998 failed to file on a timely basis reports required by Section 16(a) during the fiscal year ended September 30, 1998, except as follows: Amyn S. Dahya filed a Form 4 in April 1998 relating to the disposition of 632,694 shares of common stock on January 1, 1998, arising from a restructuring of his ownership in Dahya Holdings, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to the named executive officers during the last three fiscal years. No other executive officers received total annual compensation exceeding $100,000 during such period.

                            SUMMARY COMPENSATION TABLE


                    Fiscal
                     Year
Name and            Ended
Principal          September                     Other Annual
Position              30,      Salary    Bonus   Compensation
--------             ----      ------    -----   ------------

Amyn S. Dahya (1)    1998     $224,700  $          $49,495(2)
President and        1997      150,000   340,000    79,200(2)
Chief Executive      1996      150,000   267,700
Officer

------------------

(1) Amyn S. Dahya resigned as President and Chief Executive Officer of the Company effective October 1, 1998. Mr. Dahya's compensation for the fiscal year ended September 30, 1998 consisted of compensation at the rate of $150,000 per year for the period from October 1, 1997 through December 31, 1997, and $249,600 per year for the period from January 1, 1998 through September 30, 1998. In conjunction with his resignation effective October 1, 1998, Mr. Dahya's existing compensation agreements with the Company were terminated, and the Company entered into a new one year Services Agreement with Mr. Dahya's corporation for $100,000 effective October 1, 1998 (see "Compensation Committee Report on Executive Compensation - Fiscal Year Ended September 30, 1998").

(2) Consists of premiums paid by the Company on a life insurance policy for Amyn S. Dahya. The policy is owned by Mr. Dahya, with the Company and his wife as the named beneficiaries.

Compensation Agreements:

     The Company has not entered into any long-term employment or consulting contracts with its officers or directors.

     Selwyn Kossuth, a director of the Company, is paid an annual consulting fee of approximately $26,000.

     Mark S. Zucker was appointed President and Chief Executive Officer of the Company effective October 1, 1998 at an annual compensation rate of $250,000 per year.

     Robert N. Weingarten was appointed as Chief Financial Officer and Secretary of the Company effective November 20, 1998 at an annual compensation rate of $120,000 per year.

Severance Agreements:

     Effective March 23, 1998, the Company entered into severance agreements with Amyn S. Dahya, Gregory J. Gosson, Ian R. Saunders and another employee expiring on May 31, 1999, which provided for certain compensation and benefits in the event that their employment was terminated as result of a change in control of the Company. Mr. Dahya's severance agreement was superseded by a new one year Services Agreement with Mr. Dahya's corporation for $100,000 effective October 1, 1998. The remaining severance agreements provide for aggregate compensation of up to $525,000.

Board of Directors:

     Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

Stock Option - Amyn S. Dahya:

     During October 1995, Amyn S. Dahya was granted a stock option to purchase 1,000,000 shares of common stock at an exercise price of $7.00 per share, which was equal to the market price per share at the date of grant. This stock option expires on September 30, 2000, and vests over a period of two years, with one-third vesting at the grant date, and one-third on each anniversary of the grant date. As of September 30, 1998, this stock option was fully vested, and had not been exercised.

Stock Option - Mark S. Zucker:

     Effective January 18, 1999, the Board of Directors of the Company granted Mark S. Zucker, the President and Chief Executive Officer of the Company, an option to purchase 75,807 shares of First Convertible Preferred Stock, exercisable immediately at an exercise price of $2.00 per share through December 23, 1999, subject to annual renewal if not terminated by the Board of Directors.

Stock Option/SAR Grants to Executive Officers:

     During the fiscal year ended September 30, 1998, the Company did not grant any stock options or SARs to its executive officers.

Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/SAR Values:

                               Number of
                               Securities      Value of
                               Underlying      Unexercised
                               Unexercised     In-the-Money
                               Options/SARs    Options/SARs
           Shares              at September    at September
          Acquired             30, 1998 -      30, 1998 -
             on       Value    Exercisable/    Exercisable/
Name      Exercise   Realized  Unexercisable   Unexercisable
----      --------   --------  -------------   -------------
Amyn S.
Dahya         0         0       1,000,000/0         0/0

Long-Term Incentive Plans:

     The Company has no long-term incentive plans.

Stock Option Plans:

     1995 Incentive Stock Option Plan. During 1995, the Company adopted an Incentive Stock Option Plan ("ISOP"), which provides that a maximum of 800,000 options to purchase the Company's common stock may be granted to officers, employees and advisors of the Company. The total options available under the ISOP were increased from 800,000 to 1,500,000 upon approval by the Company's shareholders at the annual meeting held on June 16, 1997. Options granted under the ISOP are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981 Act"), as amended by the Tax Reform Act of 1986.

     The ISOP is administered by the Board of Directors through the Compensation Committee. The Compensation Committee determines which persons receive options, the number of shares that may be purchased under each option, vesting provisions, option terms and exercise price. Options granted under the ISOP are required to have an exercise price equal to or greater than the market price of the Company's common shares at the grant date. In the event an optionee voluntarily terminates his relationship with the Company, he has the right to exercise his accrued options within three months of such termination. However, the Company may redeem any accrued options held by an optionee by paying the difference between the option price and the then fair market value. If an optionee's relationship is involuntarily terminated, other than because of death, the optionee has the right to exercise the accrued options within thirty days of such termination. Upon death, the optionee's estate or heirs have one year to exercise such options.

     Options granted under the ISOP are not transferrable other than by will or by the laws of descent and distribution. The ISOP provides that the number of shares and the option price will be adjusted on a pro-rata basis for stock splits and stock dividends.

     Options must be granted within five years from the effective date of the ISOP. As of September 30, 1995, options to purchase 765,000 shares of common stock were granted under the ISOP. All options granted under the ISOP through September 30, 1996 have an exercise price of $5.00 per share, which was equal to the market price per share on the date of grant. All options granted through September 30, 1995 are exercisable for a term of five years from the date of vesting and vest at a rate of 25% per year over a period of four years. During the fiscal year ended September 30, 1996, options to purchase 75,000 shares were granted under the ISOP at prices ranging from $7.00 to $10.00 per share. These options are exercisable for a term of five years from the date of vesting and vest on varying terms of up to six years. Certain of the options granted under the ISOP were compensatory in nature and resulted in aggregate compensation expense of $576,250, of which nil, $74,040 and $85,471 were charged to operations during the fiscal years ended September 30, 1996, 1997 and 1998, respectively. During the fiscal year ended September 30, 1997, there were no options granted under the ISOP and 60,000 options were canceled. During the fiscal year ended September 30, 1998, 182,500 options were granted under the ISOP exercisable at $5.00 per share, and 260,000 options were canceled.

     1995 Non-Qualified Stock Option Plan. During 1995, the Company adopted a Non-Qualified Stock Option Plan ("SOP"), which grants five year options to purchase a maximum of 250,000 shares of the Company's common stock at a price of $0.04 per share to officers and key employees of the Company. Options granted under the SOP are not intended to qualify as incentive stock options under the 1981 Act.

     As of September 30, 1996, options to purchase 246,000 shares of common stock were granted under the SOP. With the exception of 50,000 options granted to a former officer, whose options vested 100% on the grant date, the options vest over a one year period with 50% vesting at the grant date and 50% on the first anniversary of the grant date. Options granted under the SOP were compensatory in nature and resulted in aggregate compensation expense of $1,220,160, of which $855,600 and $364,560 were recorded as compensation expense during the fiscal years ended September 30, 1995 and 1996, respectively. During the fiscal years ended September 30, 1996, 1997 and 1998, 10,000, 116,000 and 68,000 options, respectively, were exercised.

     The SOP is administered by the Board of Directors through the Compensation Committee, which determines which persons will receive options under the SOP, the number of shares that may be purchased under each option and the vesting period. The term of all options is five years and all options must be granted within five years from the effective date of the SOP.

     Options granted under the SOP are not transferable other than by will or by the laws of descent and distribution. The SOP provides that the number of shares and the option price will be adjusted on a pro rata basis for stock splits and dividends.

     1997 Directors Stock Option Plan. On January 17, 1997, the Company adopted the 1997 Directors Stock Option Plan ("DSOP"), under which options to purchase a maximum of 350,000 shares of the Company's common stock can be granted to Directors of the Company. The DSOP was approved by the Company's shareholders at the annual meeting held on June 16, 1997. Options granted under the DSOP are considered to be non-statutory stock options for tax purposes.

     During the fiscal year ended September 30, 1997, 275,000 options were granted and 100,000 options were canceled under the DSOP. During the fiscal year ended September 30, 1998, 100,000 options were granted and 175,000 options were canceled under the DSOP. The options granted during the fiscal year ended September 30, 1997 have an exercise price of $9.00 per share, which was equal to the market price per share on the date of grant. The options granted during the fiscal year ended September 30, 1998 have an exercise price of $9.00 per share, which was equal to the market price per share on the date of grant. All options granted under the DSOP are exercisable for a term of five years from the date of vesting and vest at a rate of one-third per year.

Compensation Committee Interlocks and Insider Participation in Compensation
Decisions:

     The current members of the Compensation Committee are Amyn S. Dahya, Selwyn Kossuth, Alexander L. Cappello and Mark S. Zucker. As of September 30, 1997, the Compensation Committee consisted of Hanif S. Dahya and Sandro Kunzle. On November 6, 1997, Selwyn Kossuth was appointed to the Compensation Committee. As a result of the resignation of Hanif S. Dahya and Sandro Kunzle from the Board of Directors on August 1, 1998, Amyn s. Dahya, Alexander L. Cappello and Mark S. Zucker were appointed to the Compensation Committee on October 8, 1998. During the fiscal year ended September 30, 1998, Sandro Kunzle served as a director of WaterPur, a public company of which Amyn S. Dahya is an officer, director and major shareholder. Amyn S. Dahya was the Company's President and Chief Executive Officer during the fiscal year ended September 30, 1998. Hanif S. Dahya is the brother of Amyn
S. Dahya.

Compensation Committee Report on Executive Compensation - Fiscal Year Ended September 30, 1998:

     The Company's compensation program for its executive officers is administered and reviewed by the Compensation Committee of the Board of Directors. Historically, executive compensation consisted of a combination of base salary and discretionary bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as Company performance. The determination of discretionary bonuses is based on various factors, including implementation of the Company's business plan, acquisition of assets, development of corporate opportunities and completion of financings.

     The Compensation Committee also believes that executives should have a substantial equity ownership, both through direct share ownership and through stock options, to provide long-term incentives which link executive compensation to the Company's long-term performance and return to its stockholders. The Company also believes that non-employee directors should have an equity interest in the Company. In that regard, the Company has adopted the 1995 Incentive Stock Option Plan, the 1995 Non-Qualified Stock Option Plan and the 1997 Directors Stock Option Plan.

     Effective January 1, 1998, the Compensation Committee increased Amyn S. Dahya's annual compensation from $150,000 to $249,600 in recognition of his efforts with regard to the development of the Company's business. During 1998, prior to the appointment of new management (see "ITEM 1.
BUSINESS - MAJOR DEVELOPMENTS DURING AND SUBSEQUENT TO THE FISCAL YEAR ENDED SEPTEMBER 30, 1998 - Changes in Operations and Corporate Structure"), Mr. Dahya also entered into a Severance Agreement and a Services Agreement with the Company. The Severance Agreement provided for Mr. Dahya to receive an amount equal to three times the average annual salary paid to him during the five calendar years ending before a change in control of the Company. The Services Agreement provided for Mr. Dahya to receive, through his corporation, a base annual salary of $249,600 for a period of five years with annual cost of living increases, a CN$5,000,000 life insurance policy, and various incentive compensation and benefits. In conjunction with Mr. Dahya's resignation as the Company's President and Chief Executive Officer effective October 1, 1998, the Severance Agreement and the Services Agreement were terminated, and the Company entered into a new one year Services Agreement with Mr. Dahya's corporation for $100,000 effective October 1, 1998.

Comparative Shareholder Return Performance Graph:

     The graph below compares the cumulative total shareholder return on the Company's common stock against the cumulative total shareholder return on the S & P Corporate - 500 Stock Index and the S & P Gold Index, assuming that $100 was invested on September 30, 1994 in the Company's common stock and in the stocks comprising the S & P Corporate - 500 Index and the S & P Gold Index, and also assuming the reinvestment of all dividends.

The historical stock price performance of the Company's common stock is not necessarily indicative of future price performance.

Fiscal            S & P
Year            Corporate
Ended             - 500      S & P
September         Stock      Gold        Casmyn
30,               Index      Index        Corp.
---               -----      -----        -----
1994               100        100          100
1995               133         95           99
1996               160         92          150
1997               210         57           58
1998               266         43            *

--------------------

*Less than $1.00.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

     As of March 18, 1999, 223,181,006 shares of common stock were issued and outstanding. There are no other classes of voting securities currently authorized or outstanding. Although the First Convertible Preferred Stock is currently convertible into common stock of the Company, the conversion price is subject to adjustment under certain circumstances, which requires application of a complex formula which varies according to date, trading volume and conversions by other holders of First Convertible Preferred Stock, and is subject to various other factors and limitations. Accordingly, at the present time, the number of shares of common stock issuable upon conversion is not determinable. The Preferred Stock Investment Agreement also specifies that no shareholder of First Convertible Preferred Stock shall be entitled to convert any such shares into common stock of the Company if following conversion of such First Convertible Preferred Stock the investor and its affiliates shall be the beneficial owners of 10% or more of the common stock of the Company.

     The following table sets forth, as of March 18, 1999: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as other wise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

 Name and Address       Amount and Nature of    Percent of Shares
of Beneficial Owner     Beneficial Ownership     of Common Stock
-------------------     --------------------    -----------------
Mark S. Zucker(6)          34,019,870 (1)            15.2

Amyn S. Dahya(6)            5,201,134 (2)             2.3

Selwyn Kossuth(6)                 -                     -

Alexander L. Cappello(6)    2,247,775 (3)             1.0

Divo Milan(6)               2,999,027 (4)             1.3

Robert N. Weingarten(6)           -                     -

All Directors and
Executive Officers
as a Group (6 persons)     44,467,806 (5)            19.8

----------------------

(1) The shares of common stock are owned of record by Anvil Investment Partners, L.P., a Delaware limited partnership. Anvil Investors, Inc., a Delaware corporation, is the general partner of Anvil Investment Partners, L.P. Mark S. Zucker, the President and Chief Executive officer of the Company, is the controlling shareholder of Anvil Investors, Inc.

     Anvil Investment Partners, L.P. also owns 66,408 shares of First Convertible Preferred Stock. Effective January 18, 1999, the Board of Directors of the Company granted Mark S. Zucker an option to purchase 75,807 shares of First Convertible Preferred Stock, exercisable immediately at an exercise price of $2.00 per share through December 23, 1999, subject to annual renewal if not terminated by the Board of Directors.

(2) Includes 400,000 shares owned by Dahya Holdings, Inc., 1,807,750 shares owned by Bismillah Children's Foundation Ltd., and 1,000,000 shares issuable upon exercise of immediately exercisable stock options. Excludes 632,694 shares owned by a former subsidiary of Dahya Holdings, Inc., a foreign corporation. Amyn S. Dahya is the sole shareholder of Dahya Holdings, Inc. Mansoor Dahya, the uncle of Amyn S. Dahya, is the owner of the former subsidiary of Dahya Holdings, Inc., and may be deemed to be the beneficial owner of such shares. Bismillah Children's Foundation Ltd. is a non-profit/charitable foreign corporation that is managed by a five member board of directors, of which Amyn S. Dahya, Karima Dahya, the wife of Amyn S. Dahya, and Hanif S. Dahya, the brother of Amyn S. Dahya, are three of the five trustees. A majority vote is required for the board of directors to take any actions on behalf of the foundation.

(3) Includes 2,247,775 shares of common stock owned by Linda Cappello, Alexander L. Cappello's wife, as to which Mr. Cappello disclaims beneficial ownership. Excludes 3,539 shares of First Convertible Preferred Stock owned by Linda Cappello and 2,422 shares of First Convertible Preferred Stock owned by Gerald K. Cappello, Mr. Cappello's brother, who is the President of Cappello Capital Corp., as to which Mr. Cappello disclaims beneficial ownership. Also excludes warrants to purchase 75,026 shares of First Convertible Preferred Stock owned by Linda Cappello, as to which Mr. Cappello disclaims beneficial ownership. Such warrants were issued to Cappello Group, Inc. in conjunction with the sale of the First Convertible Preferred Stock during the fiscal year ended September 30, 1996, prior to the date of Mr. Cappello's appointment to the Board of Directors.

(4) The beneficiaries of Karpnale Investment PTE Ltd. are the sons of Divo Milan. Mr. Milan does not have investment or voting power with respect to such shares, and accordingly, disclaims any beneficial interest in such shares. Karpnale Investment PTE Ltd. also owns 19,632 shares of First Convertible Preferred Stock.

(5) Includes 1,000,000 shares of common stock issuable upon exercise of immediately exercisable stock options.

(6) The address of each such person is c/o the Company, 28720 Canwood Street, Suite 207, Agoura Hills, California 91301.

Changes in Control:

     The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended September 30, 1998, a subsidiary of WaterPur provided office services aggregating $162,000 to the Company on a cost-recovery basis. As of September 30, 1998, the Company recorded a reserve for uncollectibility of $216,628 for amounts advanced to WaterPur during the fiscal year ended September 30, 1998.

     During the fiscal year ended September 30, 1998, the Company paid premiums of $49,495 on a life insurance policy for Amyn S. Dahya.
The policy is owned by Mr. Dahya, with the Company and his wife as the named beneficiaries.

     During the fiscal year ended September 30, 1998, the Company paid consulting fees of $53,000 to Hanif S. Dahya, a director of the Company. Mr. Dahya resigned as a director of the Company on August 1, 1998.

     During the fiscal year ended September 30, 1998, the Company paid consulting fees of approximately $15,000 to Sandro Kunzle, a director of the Company. Mr. Kunzle resigned as a director of the Company on August 1, 1998.

     During the fiscal year ended September 30, 1998, the Company paid consulting fees of approximately $26,000 to Selwyn Kossuth, a director of the Company.

     Mark S. Zucker was appointed as the Company's President and Chief Executive Officer effective October 1, 1998. Mr. Zucker was paid $70,833 during the fiscal year ended September 30, 1998 for consulting services rendered to the Company's Board of Directors in conjunction with the Company's efforts to restructure its operations and capital structure.

     During the fiscal year ended September 30, 1997, Al-Karim Haji, the Company's former Chief Financial Officer, exercised stock options to purchase 7,500 shares of common stock at $5.00 per share. The $37,500 exercise price was loaned to Mr. Haji by the Company. On March 17, 1998, the Company forgave and wrote off the $37,500 owed to the Company by Mr. Haji. Mr. Haji was the Company's Chief Financial Officer from November 7, 1997 until his resignation on April 9, 1998. Prior to his appointment as Chief Financial Officer, Mr. Haji was the Company's Director of Finance.

                                       PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)(1)  Financial Statements

     The following consolidated financial statements of Casmyn Corp. and subsidiaries are filed with and as part of this report:

     Independent Auditors' Report -
        Deloitte & Touche LLP

     Consolidated Balance Sheets -
        September 30, 1998 and 1997

     Consolidated Statements of Operations -
        For the Years Ended September 30,
        1998, 1997 and 1996

     Consolidated Statements of Stockholders'
        Equity (Deficiency) - For the Years
        Ended September 30, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows -
        For the Years Ended September 30,
        1998, 1997 and 1996

     Notes to Consolidated Financial Statements


     (a)(2)  Financial Statement Schedules

     Schedules have been omitted because they are not required or are not applicable or the information required to be set forth therein either is not material or is included in the consolidated financial statements or the notes thereto.

     (a)(3)  Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during or related to the three months ended September 30, 1998.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CASMYN CORP.
                                   -------------------
                                      (Registrant)


Date:  March 26, 1999         By:  /s/ MARK S. ZUCKER
                                   -------------------
                                   Mark S. Zucker
                                   President and Chief
                                     Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 26, 1999         By:  /s/ MARK S. ZUCKER
                                   -------------------------
                                   Mark S. Zucker
                                   President, Chief
                                     Executive Officer
                                     and Director

Date:  March 30, 1999         By:  /s/ AMYN S. DAHYA
                                   -------------------------
                                   Amyn S. Dahya
                                   Director

Date:  March 25, 1999         By:  /s/ SELWYN KOSSUTH
                                   -------------------------
                                   Selwyn Kossuth
                                   Director

Date:  March 26, 1999         By:  /s/ ALEXANDER L. CAPPELLO
                                   -------------------------
                                   Alexander L. Cappello
                                   Director

Date:  March 26, 1999         By:  /s/ DIVO MILAN
                                   -------------------------
                                   Divo Milan
                                   Director

Date:  March 26, 1999         By:   /s/ ROBERT N. WEINGARTEN
                                   -------------------------
                                   Robert N. Weingarten
                                   Chief Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS OF

CASMYN  CORP.  AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Casmyn Corp.

We have audited the consolidated balance sheets of Casmyn Corp. and subsidiaries (collectively, the "Company") as at September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three year period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 1998 in accordance with accounting principles generally accepted in the United States.


/s/ Deloitte & Touche LLP

Chartered Accountants
Vancouver, British Columbia
December 31, 1998


COMMENTS BY AUDITORS FOR UNITED STATES READERS ON CANADA --
UNITED STATES REPORTING DIFFERENCES


In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by a significant uncertainty such as referred to in Note 13 regarding the Corporation's ability to continue as a going concern. Our report to the stockholders dated December 31, 1998 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.


/s/ Deloitte & Touche LLP

Chartered Accountants
Vancouver, British Columbia
December 31, 1998

CASMYN CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30,

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1998                 1997
                                                                                                ------------          ------------
ASSETS

CURRENT
  Cash and cash equivalents                                                                     $  4,356,200         $ 18,185,515
  Restricted cash (Note 2)                                                                                 -            5,074,659
  Marketable securities (Note 3)                                                                   1,588,536            2,096,704
  Accounts receivable                                                                                301,456              511,135
  Inventories                                                                                        643,135              751,299
  Prepaid expenses and other current assets                                                           20,830              247,560
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   6,910,157           26,866,872
INVESTMENT IN AFFILIATE (Note 6)                                                                           -            4,574,368
PROPERTY AND EQUIPMENT, net (Note 9)                                                              18,161,502           16,676,347
OTHER ASSETS                                                                                          23,262              155,792
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                $ 25,094,921         $ 48,273,379
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES

CURRENT
  Accounts payable                                                                              $    518,823         $  1,253,164
  Short-term borrowings (Note 4)                                                                           -            4,966,160
  Liability for purchase of marketable securities (Note 3)                                                 -            2,096,704
  Accrued liabilities                                                                                893,236              852,801
  Preferred share penalty                                                                            839,737                    -
  Current portion of long-term debt (Note 11)                                                              -               58,418
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   2,251,796            9,227,247
DIVIDEND PAYABLE (Note 6)                                                                                  -            4,574,368
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   2,251,796           13,801,615
----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 14, 15 and 19)

REDEEMABLE FIRST CONVERTIBLE
  PREFERRED STOCK (NOTE 13)                                                                       44,440,451                    -
----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)  (NOTE 12)

Preferred stock
     Authorized: 20,000,000 shares; $0.10 par value
     1,084,347 shares (1997 - 1,406,962 shares)
     Liquidation preference - $44,440,451 (1997 - $38,999,726) (Note 13)                                   -              140,697
Common stock
     Authorized: 300,000,000 common shares; $0.04 par value
     Issued and outstanding
     217,751,710 shares (1997 - 13,195,227 shares)                                                 8,710,068              527,809
Additional paid-in capital                                                                        29,272,294           65,586,052
Accumulated deficit                                                                              (55,866,898)         (28,453,840)
Accumulated foreign currency translation adjustment                                               (3,712,790)          (3,328,954)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (21,597,326)          34,471,764
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                $ 25,094,921         $ 48,273,379
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------



       The accompanying notes are an integral part of these consolidated financial statements.

CASMYN CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30,

----------------------------------------------------------------------------------------------------------------------------------
                                                                                  1998                1997               1996
                                                                           -------------------------------------------------------
REVENUE
  Gold sales                                                              $  4,554,204        $  3,392,160        $   630,481
----------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Mineral production                                                         3,342,563           3,045,360            958,561
  General and administrative expenses                                        2,353,886           3,161,153          2,377,138
  Professional services                                                        559,156             420,648            318,997
  Compensatory stock option expense                                             85,471              74,040            364,560
  Depreciation, depletion and amortization                                   1,333,493             523,463            232,019
  Mineral exploration expense                                                  206,285           1,190,239            906,056
  Write-down of assets (Notes 7 and 8)                                       1,279,454             394,455            672,560
----------------------------------------------------------------------------------------------------------------------------------
                                                                             9,160,308           8,809,358          5,829,891
----------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                        (4,606,104)         (5,417,198)        (5,199,410)
----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Equity in net loss of affiliate, including write-off of investment        (4,574,368)         (1,034,604)        (3,177,953)
  Minority interest in net loss of consolidated subsidiary                     125,200              35,780                  -
  Gain (loss) on foreign exchange                                              425,382           (861,857)                  -
  Gain on sale of investments                                                  143,304             126,000                  -
  Interest income, net                                                         502,892             257,404             47,463
  Loan guarantee loss (Note 2)                                              (5,000,000)                  -                  -
  Other (expense) income, net                                                  (21,098)            101,048              8,574
----------------------------------------------------------------------------------------------------------------------------------
                                                                            (8,398,688)         (1,376,229)        (3,121,916)
----------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                  $(13,004,792)        $(6,793,427)       $(8,321,326)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON STOCKHOLDERS
  Net loss                                                                $(13,004,792)        $(6,793,427)       $(8,321,326)
  Less: dividends on convertible preferred stock                            (2,291,875)           (871,260)                  -
  Less: amortization of discount on convertible preferred
    stock (Note 12)                                                        (13,884,075)         (3,825,676)                  -
  Less: preferred share penalty  (Note 13)                                    (839,737)                   -                  -
----------------------------------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS                                                     $(30,020,479)       $(11,490,363)       $(8,321,326)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                                       $      (0.28)       $      (0.90)       $     (1.16)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                       109,012,453          12,811,670          7,148,742
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these consolidated financial statements.

CASMYN CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS'
EQUITY (DEFICIENCY)
YEARS ENDED SEPTEMBER 30,

--------------------------------------------------------------------------------------------------------------------------------
                                                    Number of              Common             Number of             Preferred
                                                     common                shares             preferred                shares
                                                     shares                amount                shares                amount
                                               ---------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995                          8,604,637           $   344,185                     -              $     -
--------------------------------------------------------------------------------------------------------------------------------
Conversion of common stock
  into preferred stock                              (2,707,000)             (108,280)                    -               270,700
Private placement of units                           1,159,091                46,364                     -                     -
Shares issued in lieu of interest                        7,302                   292                     -                     -
Compensatory stock option expense                            -                     -                     -                     -
Exercise of stock options                               40,000                 1,600                     -                     -
Acquisition of WestAmerica (Note 17)                   606,061                24,243                     -                     -
Rescission of acquisition of WestAmerica
  (Note 17)                                           (606,061)              (24,243)                    -                     -
Conversion of preferred stock into
  common stock                                       2,707,000               108,280                     -              (270,700)
Acquisition of Auromar (Note 7)                      2,701,103               108,044                     -                     -
Foreign currency translation adjustment                      -                     -                     -                     -
Net loss                                                     -                     -                     -                     -
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996                         12,512,133               500,485                     -                     -
--------------------------------------------------------------------------------------------------------------------------------
Adjustment of Auromar acquisition                     (174,418)               (6,977)                    -                     -
Private placement of units                             155,000                 6,200                     -                     -
Issuance of shares for services                         25,000                 1,000                     -                     -
Compensatory stock option expense                            -                     -                     -                     -
Exercise of stock options                              185,500                 7,420                     -                     -
Shares issued in lieu of interest                       10,678                   428                     -                     -
Private placement                                            -                     -             1,285,085               128,509
Conversion of convertible
  debt into stock                                      594,856                23,794                83,467                 8,347
Preferred stock penalty                                      -                     -                11,686                 1,169
Amortization of conversion discount on
  convertible preferred stock (Note 12)                      -                     -                     -                     -
Preferred stock dividend                                     -                     -                38,631                 3,863
Conversion of preferred stock
  into common stock                                     67,965                 2,719               (11,907)               (1,191)
Dividend payable for spin-off of
  investment in WaterPur                                     -                     -                     -                     -
Repurchased common stock (Note 1(a))                  (181,487)               (7,260)                    -                     -
Foreign currency translation adjustment                      -                     -                     -                     -
Net loss                                                     -                     -                     -                     -
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997                         13,195,227           $   527,809             1,406,962           $   140,697
--------------------------------------------------------------------------------------------------------------------------------

                                                    Additional                             Foreign currency
                                                     paid-in             Accumulated         translation
                                                     capital               deficit            adjustment                  Total
                                               ---------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995                       $ 11,859,844          $ (4,067,783)         $      7,350          $  8,143,596
--------------------------------------------------------------------------------------------------------------------------------
Conversion of common stock
  into preferred stock                                (162,420)                    -                     -                     -
Private placement of units                          12,929,319                     -                     -            12,975,683
Shares issued in lieu of interest                      120,600                     -                     -               120,892
Compensatory stock option expense                      364,560                     -                     -               364,560
Exercise of stock options                              198,800                     -                     -               200,400
Acquisition of WestAmerica (Note 17)                 6,755,459                     -                     -             6,779,702
Rescission of acquisition of WestAmerica
  (Note 17)                                         (6,755,459)                    -                     -            (6,779,702)
Conversion of preferred stock into
  common stock                                         162,420                     -                     -                     -
Acquisition of Auromar (Note 7)                        262,245                     -                     -               370,289
Foreign currency translation adjustment                      -                     -              (661,153)             (661,153)
Net loss                                                     -            (8,321,326)                    -            (8,321,326)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996                         25,735,368           (12,389,109)             (653,803)           13,192,941
--------------------------------------------------------------------------------------------------------------------------------
Adjustment of Auromar acquisition                        6,977                     -                     -                     -
Private placement of units                           1,404,300                     -                     -             1,410,500
Issuance of shares for services                        225,561                     -                     -               226,561
Compensatory stock option expense                       74,040                     -                     -                74,040
Exercise of stock options                              344,720                     -                     -               352,140
Shares issued in lieu of interest                       88,271                     -                     -                88,699
Private placement                                   29,053,553                     -                     -            29,182,062
Conversion of convertible
  debt into stock                                    4,767,859                     -                     -             4,800,000
Preferred stock penalty                                 (1,169)                    -                     -                     -
Amortization of conversion discount on
  convertible preferred stock (Note 12)              3,825,676            (3,825,676)                    -                     -
Preferred stock dividend                               961,912              (871,260)                    -                94,515
Conversion of preferred stock
  into common stock                                       (841)                    -                     -                   687
Dividend payable for spin-off of
  investment in WaterPur                                     -            (4,574,368)                    -            (4,574,368)
Repurchased common stock (Note 1(a))                  (900,175)                    -                     -              (907,435)
Foreign currency translation adjustment                      -                     -            (2,675,151)           (2,675,151)
Net loss                                                     -            (6,793,427)                    -            (6,793,427)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997                       $ 65,586,052          $(28,453,840)         $ (3,328,954)         $ 34,471,764
--------------------------------------------------------------------------------------------------------------------------------

                                  (Continued)

CASMYN CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS'
EQUITY (DEFICIENCY) (CONTINUED)
YEARS ENDED SEPTEMBER 30,

-----------------------------------------------------------------------------------------------------------------------------------
                                                   Number of              Common               Number of              Preferred
                                                     common               shares               preferred               shares
                                                     shares               amount                 shares                 amount
                                               ------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997                        13,195,227           $    527,809              1,406,962         $    140,697
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                              69,923                  2,797                      -                    -
Conversion of preferred
  stock into common stock                         204,889,060              8,195,562               (394,342)             (39,434)
Recission of dividend payable                               -                      -                      -                    -
Preferred stock dividend                                    -                      -                 91,675                9,166
Preferred stock penalty                                     -                      -                      -                    -
Amortization of conversion discount on
  convertible preferred stock (Note 12)                     -                      -                      -                    -
Compensatory stock option expense                           -                      -                      -                    -
Repurchased preferred stock                                 -                      -                (19,948)              (1,995)
Repurchased common stock (Note 12)                   (402,500)               (16,100)                     -                    -
Foreign currency translation adjustment                     -                      -                      -                    -
Reclassification of liquidation preference
  of preferred stock (Note 13)                              -                      -                      -             (108,434)
Net loss                                                    -                      -                      -                    -
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998                       217,751,710           $  8,710,068              1,084,347         $          -
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


                                               Additional                                Foreign currency
                                                paid-in                Accumulated          translation
                                                capital                  deficit             adjustment             Total
                                               ------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997                      $ 65,586,052           $(28,453,840)          $ (3,328,954)        $ 34,471,764
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                                   -                      -                      -                2,797
Conversion of preferred
  stock into common stock                          (8,156,128)                     -                      -                    -
Recission of dividend payable                               -              4,574,368                      -            4,574,368
Preferred stock dividend                            2,282,709             (2,291,875)                     -                    -
Preferred stock penalty                                     -               (839,737)                     -             (839,737)
Amortization of conversion discount on                      -
  convertible preferred stock (Note 12)            13,884,075            (13,884,075)                     -                    -
Compensatory stock option expense                      85,471                      -                      -               85,471
Repurchased preferred stock                           (23,758)                     -                      -              (25,753)
Repurchased common stock (Note 12)                    (54,110)            (1,966,947)                     -           (2,037,157)
Foreign currency translation adjustment                     -                      -               (383,836)            (383,836)
Reclassification of liquidation preference
  of preferred stock (Note 13)                    (44,332,017)                     -                      -          (44,440,451)
Net loss                                                    -            (13,004,792)                     -          (13,004,792)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998                      $ 29,272,294           $(55,866,898)          $ (3,712,790)        $(21,597,326)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these consolidated financial statements.

CASMYN CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30,

-----------------------------------------------------------------------------------------------------------------------------
                                                                          1998                   1997                   1996
                                                                  -----------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                                        $(13,004,792)          $ (6,793,427)          $ (8,321,326)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation, depletion and amortization                         1,333,493                523,463                232,019
    (Gain) loss on foreign currency translation                       (425,382)               861,857                      -
    Equity in net loss of affiliate, including write-off
      of investment                                                  4,574,368              1,034,604              3,177,953
    Write-down of assets (Notes 7 and 8)                             1,279,454                394,455                672,560
    Gain on sale of investments                                       (143,304)              (126,000)                     -
    Loan guarantee loss                                              5,000,000                      -                      -
    Compensatory stock option expense                                   85,471                 74,040                364,560
    Amortization of debt issue costs                                         -                 30,000                 60,000
    Other non-cash expense                                                   -                315,260                120,892
  Changes in operating assets and liabilities:
    (Increase) decrease in:                                            124,837               (449,523)              (215,335)
      Accounts receivable
      Inventories                                                      108,164               (393,024)               255,269
      Amounts due from related parties                                       -                145,276               (323,587)
      Prepaid expenses and other current assets                        226,730               (155,179)              (123,900)
    Increase (decrease) in:                                           (734,341)              (643,782)               857,922
      Accounts payable
      Accrued liabilities                                               39,736               (243,864)               252,282
-----------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                             (1,535,566)            (5,425,844)            (2,990,691)
-----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of business, net of cash acquired                                 -                      -             (4,354,428)
  Decrease in cash due to deconsolidation
     of investment in WPUR                                                   -                      -               (459,708)
  Proceeds from sale of other assets                                         -                900,000                      -
  (Increase) decrease in other assets                                  132,530                 22,374               (194,123)
  Increase in investment in and advances to affiliate                        -             (2,680,941)            (3,190,567)
  Purchase of property and equipment                                (3,782,965)            (8,427,683)            (7,547,973)
  Purchase of marketable securities                                 (2,088,175)                     -                      -
  Proceeds from sale of marketable securities                          650,842                      -                      -
-----------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                             (5,087,768)           (10,186,250)           (15,746,799)
-----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of common stock                                                   -              1,410,500             17,725,685
  Issuance of common stock on exercise of
    stock options                                                        2,797                352,140                200,400
  Issuance of preferred stock                                                -             29,277,264                      -
  (Payment) proceeds from line of credit                            (4,966,160)             4,966,160                      -
  (Increase) decrease in restricted cash                             5,074,659             (5,074,659)                     -
  Payment under loan guarantee                                      (5,000,000)                     -                      -
  Repayments of long-term debt                                         (58,418)              (120,283)              (154,003)
  Purchase and retirement of common stock                           (2,037,157)              (750,000)                     -
  Purchase and retirement of preferred stock                           (25,753)                     -                      -
-----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities               (7,010,032)            30,061,122             17,772,082
-----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and
  cash equivalents                                                    (195,949)              (309,707)                72,657
-----------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                 (13,829,315)            14,139,321               (892,751)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                 18,185,515              4,046,194              4,938,945
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                     $  4,356,200           $ 18,185,515           $  4,046,194
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                                     (Continued)

CASMYN CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED SEPTEMBER 30,

-----------------------------------------------------------------------------------------------------------------------------
                                                                          1998                   1997                   1996
                                                                  -----------------------------------------------------------
CASH PAID FOR INTEREST                                             $            -           $   145,349           $   147,169
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for services                            $            -           $   226,561           $         -
  Issuance of common stock for payment of interest                              -                88,699               120,892
  (Write down of) investment in affiliate received for
    repayment of debt                                                  (4,574,368)            4,574,368                     -
  Recission of (dividend payable for) spin-off of investment in
    affiliate                                                           4,574,368            (4,574,368)                    -
  Issuance of preferred shares for payment of dividend                  2,291,875               871,260                     -
  Investment in marketable securities for accrued liability                     -             2,096,704                     -
  Conversion of debenture to preferred stock and common
    stock, net of debt issue costs                                              -             4,800,000                     -
  Decrease in other assets and decrease in additional paid-in capital to reclassify unamortized debt issuance costs for
    debt converted to preferred stock and common stock                          -               200,000                     -
  Amortization of discount on convertible preferred stock              13,884,075             3,825,676                     -
  Reduction of investment in and payable to joint venture (Note 16)             -               623,000                     -
  Acquisition of common stock for repayment of amounts
    due from affiliate                                                          -               157,435                     -
  Exchange of investment in Auromar for investment
    in WPUR                                                                     -                     -               204,227
  Conversion of common stock to preferred stock                                 -                     -               270,700
  Conversion of preferred stock to common stock                         8,195,742                 2,719               270,700
  Preferred share penalty                                                 839,737                     -                     -
  Issuance of common stock to acquire WestAmerica (Note 17)                     -                     -             6,779,702
  Rescission of acquisition of WestAmerica (Note 17)                            -                     -             6,779,702
  Adjustment of acquisition of Auromar                                          -                 6,977                     -
  Property and equipment purchased and financed by
    accounts payable and accrued liabilities                                    -                     -             1,051,896
  Decrease in investment in WPUR and increase in
    advances to WPUR for dividends on WPUR preferred stock                      -                     -               237,500
-----------------------------------------------------------------------------------------------------------------------------

* PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED:
  Working capital, other than cash                                 $            -           $         -           $  (108,227)
  Mineral properties                                                            -                     -            (4,945,600)
  Property and equipment                                                        -                     -              (896,516)
  Accrued taxes on acquisition                                                  -                     -               993,660
  Capital lease obligations                                                     -                     -               231,966
  Stock issued                                                                  -                     -               370,289
-----------------------------------------------------------------------------------------------------------------------------
  Net cash used to acquire businesses                              $            -           $         -           $(4,354,428)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
** IMPACT ON THE COMPANY'S 1996 CONSOLIDATED BALANCE
    SHEET RESULTING FROM THE CHANGE FROM CONSOLIDATION TO
    THE EQUITY METHOD OF ACCOUNTING FOR THE INVESTMENT IN WPUR

Current assets                                                     $            -           $         -           $   439,673
Investment in affiliate                                                         -                     -              (654,853)
Property and equipment                                                          -                     -               141,688
Other assets                                                                    -                     -                 3,024
Current liabilities                                                             -                     -              (389,240)
-----------------------------------------------------------------------------------------------------------------------------
Decrease in cash due to change in accounting for
  investment in WPUR                                               $            -           $         -           $  (459,708)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these consolidated financial statements.

CASMYN CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.     SIGNIFICANT ACCOUNTING POLICIES

       (a) ORGANIZATION

           Casmyn Corp. ("Casmyn" or the "Company") was incorporated in Colorado on December 4, 1984. Casmyn was in the development stage from its inception through August 1994 when it purchased all of the common stock of Casmyn USA, Inc. ("Casmyn USA"). Casmyn USA's principal business was performing contract research and development services.

           Effective August 12, 1996, pursuant to approval of a Plan of Arrangement by the Supreme Court of British Columbia, Canada, the Company acquired 100% of the outstanding common stock of Auromar Development Corporation ("Auromar")(see Note 7).

           During the fiscal years ended September 30, 1998 and 1997, the Company's primary business focus was the acquisition, exploration and operation of precious mineral resource properties in Zimbabwe and base metal resource properties in Zambia. During the fiscal years ended September 30, 1996 and 1995, the Company was also involved, to varying degrees, in the acquisition and exploration of precious metal resource properties in South Africa, precious stone properties in South Africa, and research and development related to minerals testing, processing engineering and environmental technologies. The Company has conducted such operations through various subsidiaries.

           On June 29, 1995, the Company acquired an equity interest in WaterPur International Inc. ("WPUR") through the acquisition of WPUR Preferred Shares. WPUR was, at that time, related to Casmyn through certain common officers, directors and significant stockholders.

           WPUR performs research and development of water purification technologies in addition to marketing and designing water purification and treatment equipment. Through September 30, 1998, the Company shared offices, personnel and certain facilities with WPUR and accordingly actual costs related to these offices, personnel and facilities were allocated accordingly.

           Under the terms of the WPUR Preferred Shares, effective September 30, 1996, the Company converted those WPUR Preferred Shares into common stock of WPUR, resulting in the Company owning approximately 24.3% of the common stock of WPUR. During the fourth quarter of fiscal 1996, the Company also exchanged 425,750 common shares of Auromar held as an investment for 1,532,700 common shares of WPUR thereby increasing its percentage ownership in WPUR to approximately 31.2% at September 30, 1996.

            Effective September 30, 1997, the Company received 7,900,004 shares of WPUR Convertible Preferred Stock ("WPUR Convertible Preferred Shares") from the following transactions (the "Restructuring"). The Company restructured its interest in WPUR through (a) the conversion of $4,574,368 (net of $157,435 which represents the market value of 31,487 common shares of the Company which were acquired and offset against the total debt) of outstanding debt of WPUR (the "WPUR Debt") to 5,082,626 WPUR Convertible Preferred Shares; and (b) the exchange of 5,634,756 common shares of WPUR owned by the Company for 2,817,378 WPUR Convertible Preferred Shares. Each WPUR Convertible Preferred Share confers to the holder two votes per share, bears no dividend, constitutes a senior security of WPUR and may be converted by the holder at any time after twelve months from the date of distribution into two shares of WPUR common stock. All remaining WPUR Convertible Preferred Shares will be automatically converted into two shares of WPUR common stock on the eighteenth month from the distribution date. The number of WPUR Convertible Preferred Shares to be received upon the conversion of the WPUR Debt was determined based upon the closing market price of WPUR common stock on September 30, 1997. The Restructuring was based upon the advice of independent investment banking firms representing interests of the Company and WPUR.

            In conjunction with the restructuring, the Company reacquired and cancelled shares of its common stock, consisting of 150,000 shares purchased from WPUR for $750,000 and 31,487 shares acquired by offsetting a portion of WPUR debt to the Company. In addition, WaterPur issued to the Company warrants to purchase 3,300,000 shares of WaterPur common stock exercisable at $0.75 per share for a period of three years.

            Effective September 30, 1997, the Company's Board of Directors approved the spin-off of the 7,900,004 shares of convertible preferred stock to the common and preferred shareholders of the Company of record on October 15, 1997, subject to compliance with regulatory requirements (see Note 6). Accordingly, at September 30, 1997, the Company had an investment in WaterPur of $4,574,368, and a corresponding dividend payable.

       (b)  BASIS OF PRESENTATION

            Prior to October 1, 1995, WPUR was a consolidated subsidiary of the Company. As of October 1, 1995, the Company's investment in WPUR was accounted for using the equity method of accounting. On September 30, 1997, the effective date of the Restructuring, the Company changed its method of accounting for its investment in WPUR to the cost method on the basis that the Company would no longer have the ability to exercise significant influence over the operating and financial policies of WPUR as a result of the proposed spin-off. During the year ended September 30, 1998, the investment in WPUR was written-off.

       (c)  PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Casmyn and its wholly-owned and controlled subsidiaries (collectively, the "Company"). All intercompany transactions and balances have been eliminated on consolidation.

       (d)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period.

       (e)  CERTAIN SIGNIFICANT ESTIMATES

            The most significant estimates used by management in preparing the accompanying financial statements include estimates of future metal prices and recoverable reserves for assessing the carrying value of mineral properties, plant and equipment and for the purpose of computing depletion and depreciation changes.

       (f)  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS AND RISKS

            Substantially all of the Company's assets and operations are concentrated on mineral resource development in Zimbabwe. The Company must currently sell all gold production from these operations to the Zimbabwe government at the world gold spot price and receives payment in Zimbabwe dollars. Operating costs are affected in part by inflation rates in Zimbabwe, as approximately 20% of mine operating costs incurred in Zimbabwe are denominated in Zimbabwe dollars. In addition, certain costs are periodically subject to significant increases mandated by the Zimbabwe government, including costs such as wages and utilities which are two of the major operating costs of the Company's mines.

            As a result of significant inflation over the past few years in Zimbabwe and a 60% devaluation of the Zimbabwe dollar against the United States dollar in 1998, the government of Zimbabwe is considering several actions, including reintroducing exchange controls, pegging the exchange rate at below free market rates, and banning remittances of profits from Zimbabwe. Although the Company is currently able to convert Zimbabwe dollars into United States dollars and transfer such amounts to the United States, there can be no assurance that the Company will be able to continue to do so in the future.

            In addition, third world countries may be subject to a substantially greater degree of social, political and economic instability than is the case in the United States and Western European countries. Such social, political, and economic instability could significantly disrupt the Company's business. In addition, there may be the possibility of nationalization, asset expropriations or future confiscating levels of taxation affecting the Company. In the event of nationalization, expropriation or other confiscation, the Company may not be fairly compensated for its loss and could lose its entire investment in Zimbabwe.

       (g)  FOREIGN CURRENCY TRANSLATION

            The financial position and results of operations of the Company's foreign subsidiaries in Zambia and South Africa are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at the exchange rate in effect at each year end. Statement of operations accounts are translated into United States dollars at the weighted average rate of exchange prevailing during each year. Translation adjustments arising from differences in exchange rates from year to year are included in the accumulated foreign currency translation adjustments account in stockholders' equity (deficiency).

            Prior to October 1, 1997, the functional currency of the Company's Zimbabwe operations had been the Zimbabwe dollar. Accordingly, balance sheet accounts were translated into United States dollars using the exchange rate in effect at the balance sheet date while revenue and expense accounts were translated using the weighted average exchange rate prevailing during each year. The gains or losses resulting from such translation were recorded in the foreign exchange translation adjustment account in stockholders' equity. During the quarter ended December 31, 1997, the Zimbabwe currency experienced devaluation in excess of 40%. As a result of the significant devaluations experienced during that period and for the year ended September 30, 1998, and the resultant pressure on the Zimbabwe annual rate of inflation, management believes that the Zimbabwe currency is no longer appropriate for use as a functional currency. As a result, the United States dollar has been adopted as the functional currency for the Company's Zimbabwe operations, effective October 1, 1997. The non-monetary assets and liabilities are translated into United States dollars at historical rates, which for the pre-existing balances was using the rate in effect at October 1, 1997. Amortization and other charges related to non-monetary items are translated into United States dollars using those same exchange rates. Other revenue and expense accounts continue to be translated using the weighted average exchange rate prevailing during the reporting period. Translation adjustments arising from the Zimbabwe operations are reflected in the statement of operations.

       (h)  CASH AND CASH EQUIVALENTS

            For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. As of September 30, 1998 and 1997, bank balances held in excess of federally insured limits were $Nil and $124,827, respectively.

       (i)  INVENTORIES

            Inventories consist of mining supplies and are stated at the lower of cost or replacement cost. Cost is determined using the first-in, first-out method.

       (j)  PROPERTY AND EQUIPMENT

            MINERAL PROPERTIES

            Mineral properties are initially carried at acquisition cost. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body, are capitalized. Acquisition and capitalized costs are charged to future operations using a unit-of-production method over the estimated life of the ore body as determined based upon proven and probable ore reserves. If a property is determined not to be commercially feasible, unrecoverable costs are expensed in the year such determination is made. Ongoing development expenditures to maintain production are charged to operations as incurred.

            When the Company enters into agreements for the acquisition of interests in mineral properties that provide for periodic payments, such amounts are not recorded as a liability since they are payable entirely at the Company's discretion. Such payments, when made, are recorded as mineral exploration expense. If such payments are not made, such non-payments will result in the write-off of any related capitalized costs.

            The Company reviews the carrying value of each property on a regular basis. This review generally is made by reference to the timing of exploration and/or development work, work programs proposed, the exploration results achieved by the Company and by others and, in the case of producing properties, the estimated future operating results and net cash flows. When the carrying value of a property is estimated to exceed its net recoverable amount, the excess is charged to operations.

            BUILDINGS

            Prior to 1998, buildings were depreciated on a straight-line basis over their estimated useful lives of forty years. During the year ended September 30, 1998, management reevaluated the remaining useful life of the buildings to be 18 years. This change in an accounting estimate resulted in an additional depreciation charge of $150,000 being recorded for 1998.

            OTHER PROPERTY AND EQUIPMENT

            Other property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over their estimated useful lives of three to seven years.

       (k)  REVENUE RECOGNITION

            Revenue from the sale of gold production is recognized when the quantity, price and delivery are reasonably assured.

       (l)  LOSS PER SHARE

            The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") for the year ended September 30, 1998 and has calculated the basic loss per share information for all periods presented as prescribed by SFAS No. 128. The calculation of the diluted loss per share has been omitted as the assumed conversion, exercise or contingent issuance of securities would have an anti-dilutive effect on the loss per share.

       (m)  FAIR VALUE OF FINANCIAL INSTRUMENTS

            The Company believes that the carrying value of the Company's cash and cash equivalents, restricted cash, marketable securities, accounts receivable and accounts payable, short-term borrowings, accrued liabilities, liability for purchase of marketable securities, and current portion of long-term debt as of September 30, 1998 and 1997 approximate fair values due to the demand or short term nature of those instruments. The carrying value of the investment in affiliate and dividends payable at September 30, 1998 and 1997 approximated their market values of $Nil (1997 - $4,574,368).

       (n)  RECLASSIFICATION

            Certain amounts in the 1996 and 1997 consolidated financial statements and notes thereto have been reclassified to conform to the 1998 presentation.

       (o)  RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 1997, the Financial Accounting Standards Board issued Statement No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that is presented with the same prominence as other financial statements. The Company will adopt SFAS No. 130 for its fiscal year beginning October 1, 1998, and does not anticipate that adoption of SFAS No. 130 will have a material effect on its financial statement presentation and disclosures. Under SFAS No. 130, the Company will report the change in the foreign currency translation adjustment as a component of comprehensive income.

            In June 1997, the Financial Accounting Standards Board issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"), which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires comparative information for earlier years to be restarted. The Company will adopt SFAS No. 131 for its fiscal year beginning October 1, 1998, and does not anticipate that adoption of SFAS No. 131 will have a material effect on its financial statement presentation and disclosures.

            In February 1998, the Financial Accounting Standards Board issued Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS ("SFAS No. 132"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company will adopt SFAS No. 132 for its fiscal year beginning October 1, 1998, and does not anticipate that adoption of SFAS
            No. 132 will have a material effect on its financial statement presentation and disclosures.

            In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning October 1, 1999, and does not anticipate that adoption of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

2.     RESTRICTED CASH

       As of September 30, 1997, the Company had $5,074,659 of restricted cash (including accrued interest of $74,659), which had been deposited with two financial institutions under the Company's guarantees of two short-term loans. Under agreements with such parties, the loans were secured by certain investment accounts which contained shares of common stock of the Company. During the three months ended March 31, 1998, the significant decline in the price per share of the Company's common stock created an impairment in the value of the shares of common stock in the accounts with such financial institutions. As a result, the financial institutions proceeded to call the guarantees provided by the Company, resulting in the Company incurring a loss of $5,000,000.


3.     MARKETABLE SECURITIES

       At September 30, 1998 and 1997, the Company's marketable securities consisted of United States government backed mortgage securities, all of which are classified as available-for-sale as defined by Statement of Financing Accounting Standards No. 115 ("SFAS No. 115"), ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Such investments are stated at market value which approximates cost.


4.     SHORT TERM BORROWINGS

       During February 1997, the Company arranged a $5,000,000 short-term credit facility with Barclays Bank of Zimbabwe, with interest at LIBOR plus 2.25% per annum. As of September 30, 1997, the Company had borrowed $4,966,160 under this credit facility. The credit facility became repayable upon demand commencing February 1998. During the year ended September 30, 1998, Barclays Bank of Zimbabwe exercised its right to demand immediate repayment of the outstanding balance, and the Company paid $4,966,160 to the bank in full settlement of this obligation.


5.     BUSINESS SEGMENTS

       The Company has operated principally in two business segments: mineral resource development ("mining") and development and sale of environmental technologies, specifically water purification systems ("water purification"). The Company's primary focus has been mineral resource development. During fiscal 1996 the Company acquired gold producing properties in Zimbabwe (see Note 7) which commenced operations on a limited basis in April 1996. Throughout fiscal 1996 most of the gold producing operations were shut down during a plant modernization and expansion program, the first phase of which was substantially completed in September 1996. During fiscal 1997 and 1996, the Company operated in water purification through its equity investment in WPUR.


                                                                    Water            Corporate
                                                Mining           Purification        and other       Consolidated
                                          -------------------  ------------------  --------------  ------------------
                                                                          (in thousands)
1998
Revenues                                      $  4,554            $     -            $     -           $  4,554
Loss from operations                            (1,305)                 -             (3,301)            (4,606)
Equity in net loss of affiliate
   including write-off of investment                 -             (4,574)                 -             (4,574)
Identifiable assets                             19,534                  -              5,561             25,095
Depreciation, depletion and
  amortization                                   1,299                  -                 34              1,333
Capital expenditures                             3,783                  -                  -              3,783

1997
Revenues                                         3,392                  -                  -              3,392
Loss from operations                            (2,079)                 -             (3,338)            (5,417)
Equity in net loss of affiliate                      -             (1,035)                 -             (1,035)
Identifiable assets                             18,457              4,574             25,242             48,273
Depreciation, depletion and
  amortization                                     490                  -                 33                523
Capital expenditures                             8,416                  -                 12              8,428

1996
Revenues                                           630                  -                  -                630
Loss from operations                            (2,690)                 -             (2,509)            (5,199)
Equity in net loss of affiliate                      -             (3,178)                 -             (3,178)
Identifiable assets                             15,454              2,748              4,115             22,317
Depreciation, depletion and
  amortization                                     196                  -                 36                232
Capital expenditures                             7,415                  -                133              7,548


       The Company has operations based in North America and Africa. The table below presents information as to the Company's operations by geographic region.

                                                     Africa          North America          Other            Consolidated
                                               ------------------  ----------------   -----------------   -----------------
                                                                                (in thousands)
1998
Revenues                                          $  4,554             $      -              $   -              $  4,554
Loss from operations                                (1,305)              (2,922)              (379)               (4,606)
Equity in net loss of affiliate
  including write-down of investment                     -               (4,574)                 -                (4,574)
Identifiable assets                                 19,534                5,561                  -                25,095

1997
Revenues                                             3,392                    -                  -                 3,392
Loss from operations                                (2,079)              (3,294)               (44)               (5,417)
Equity in net loss of affiliate                          -                 (573)              (462)               (1,035)
Identifiable assets                                 18,457               29,614                202                48,273

1996
Revenues                                               630                    -                  -                   630
Loss from operations                                (2,175)              (3,024)                 -                (5,199)
Equity in net loss of affiliate                          -               (2,172)            (1,006)               (3,178)
Identifiable assets                                 14,056                8,261                  -                22,317


6.     INVESTMENT IN AFFILIATE

       The Company's investment in affiliate at September 30, 1998 and 1997 consists of the following:

                                                         1998           1997
                                                        ------      -----------
Investment in WPUR                                      $    -       $4,574,368
-------------------------------------------------------------------------------


       As described in Note 1(a), effective September 30, 1997, the Company completed a settlement with WPUR whereby the Company received 5,082,626 shares of WPUR Convertible Preferred Stock in exchange for $4,574,368 in amounts owed to the Company. These amounts arose principally from working capital advances from the Company to WPUR and for services provided to WPUR by the Company. The determination of the number of WPUR Convertible Preferred Shares was based upon the market value of WPUR common stock at September 30, 1997. In addition to the debt settlement, the Company also exchanged its 5,634,756 common shares of WPUR (approximately 31.2% of the outstanding common shares of WPUR) for 2,817,378 WPUR Convertible Preferred Shares. These transactions resulted in the Company owning 7,900,004 WPUR Convertible Preferred Shares.

       Also, effective September 30, 1997, the Company's Board of Directors announced the spin-off of all the 7,900,004 WPUR Convertible Preferred Shares received by the Company in the Restructuring to the common and preferred shareholders of the Company of record on October 15, 1997, subject to regulatory approval. As such, the financial statements as at September 30, 1997 included an investment in WPUR and a corresponding dividend payable in the amount of $4,574,368.

       During the fiscal year ended September 30, 1998, due to a significant and prolonged decrease in the market value of WaterPur's common stock, WaterPur's inability to repay amounts borrowed from the Company, and WaterPur's continuing need for additional loans, management of the Company determined that there had been an impairment in the value of the investment in WaterPur, and wrote off the entire investment in WaterPur. The corresponding dividend payable has also been decreased to zero as a result of the write-off. In December 1998, the Board of Directors determined not to effect the spin-off of the Company's preferred stock investment in WaterPur for several reasons, including WaterPur's inability to obtain regulatory approval to date and in the foreseeable future, and WaterPur's inability to complete its annual audit and to make other securities filings on a timely basis.

       As discussed in Note 1, as of October 1, 1995, the Company recorded its investment in WPUR using the equity method and has applied this method of accounting from that date to the date of the restructuring, September 30, 1997. Subsequent to that date, the Company changed its method of accounting for its investment in WPUR to the cost method. Summarized financial information of WPUR as of September 30, 1997 and 1996 and the years then ended is as follows:

                                                                                      1997                1996
                                                                                 -----------           -----------
Sales                                                                            $ 1,301,575           $ 1,017,071
Loss from operations                                                              (3,611,272)           (4,091,717)
Net loss                                                                          (4,325,654)           (3,962,346)
-------------------------------------------------------------------------------------------------------------------
Current assets                                                                     2,893,394             2,741,958
Non-current assets                                                                   572,125             2,335,850
-------------------------------------------------------------------------------------------------------------------
                                                                                 $ 3,465,519           $ 5,077,808
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Current liabilities                                                              $   700,426           $ 2,659,276
Stockholders' equity                                                               2,765,093             2,418,532
-------------------------------------------------------------------------------------------------------------------
                                                                                 $ 3,465,519           $ 5,077,808
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

       During the fiscal year ended September 30, 1998, the investment in WPUR was written off to reflect an impairment in value.

7.     ACQUISITIONS

       ZIMBABWE

       Effective January 31, 1996, in accordance with the terms and conditions of a formal Purchase Agreement concluded in August 1995, the Company completed the acquisition of 100% of the shares of a group of five private mining companies controlled by the Muir Family in Zimbabwe through E.W.B. Properties (Private) Limited ("EWB"). The total consideration for this acquisition was $4,071,415 including applicable taxes of $792,801. The acquisition included mining claims on several producing gold mining properties covering approximately 2.965 acres in the Bubi Greenstone Gold Belt of Zimbabwe. These properties included infrastructure, mining and milling equipment. This acquisition was accounted for using the purchase method. The purchase price has been allocated to the net assets as follows:

Mineral properties                                                                                 $4,293,373
Property and equipment                                                                                892,074
Working capital                                                                                       111,594
Capital lease obligations                                                                            (231,966)
Accrued taxes from acquisition                                                                       (993,660)
---------------------------------------------------------------------------------------------------------------
                                                                                                   $4,071,415
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

       Also on January 31, 1996, the Company completed the acquisition of a 100% interest in the Dawn Mine property in Zimbabwe from Olympus Gold Mines Ltd. for approximately $455,000. The Dawn Mine is adjacent to the mines acquired in the EWB transaction. The purchase price has been allocated to mineral properties.

       ZAMBIA

       During the fiscal year ended September 30, 1996, the Company purchased 100% of the common shares of Copperbelt Associates Limited for $65,700. That company's only asset was a prospecting license covering certain properties in the Zambian Copperbelt. The purchase price of $65,700 was written-off during the year ended September 30, 1998, as a decision was made to abandon rights to the property. The Company is currently evaluating alternative opportunities with this property.

       SOUTH AFRICA

       Effective August 12, 1996, pursuant to approval of a Plan of Arrangement by the Supreme Court of British Columbia, Canada, the Company acquired approximately 6,570,000 common shares of Auromar in exchange for 2,526,685 common shares of the Company. This transaction has been accounted for as a purchase. The principal asset of Auromar was a 50% option in certain mineral properties located in the Schweizer-Reneke region of South Africa. The Company had previously acquired the other 50% interest in the mineral properties. The purchase price was allocated to the net assets as follows:

Working capital (including cash acquired of $172,987)                                                $169,620
Property and equipment                                                                                  4,442
Mineral properties                                                                                    196,227
--------------------------------------------------------------------------------------------------------------
                                                                                                     $370,289
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

       During the year ended September 30, 1996, the Company exchanged
       425,750 common shares of Auromar for 1,531,700 common shares of WPUR. The WPUR shares were recorded at $204,227, the equivalent book value of the Auromar shares.

       The Company completed its exploration program in the Schweizer-Reneke region during the year ended September 30, 1997. There were no economically viable mineral deposits located, and as a result, the Company wrote-off $394,455 in mineral exploration costs related to these properties in the year ended September 30, 1997. The Company does not intend to conduct any further diamond exploration activities in South Africa or otherwise.

8.     WRITE-DOWNS OF ASSETS

       As part of its efforts to expand mining activities to Ghana, the Company entered into contracts to purchase unrefined gold from certain parties during the year ended September 30, 1996, for final refining by and sale to the Royal Canadian Mint. The Company was required to advance funds under the contracts and paid a total of $672,560 to the sellers. The Company has not received shipment of the gold as stipulated in the contracts, and disputes and litigation have arisen between the parties. As a result of the uncertainties related to this matter, the Company has fully reserved against the advances made and recorded a loss on write down of assets of $672,560 during the fiscal year ended September 30, 1996.

       During the year ended September 30, 1998, the following assets were also written-off as follows:

        Mine development and equipment in Zimbabwe                   $  842,064
        Mineral property interests                                      164,208
        Other assets                                                    273,182
--------------------------------------------------------------------------------
                                                                     $1,279,454
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

9.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at September 30:

                                                                                            1998                1997
                                                                               ------------------  ------------------
Mineral properties                                                                    $9,357,726          $9,316,277
Buildings                                                                              1,918,802           1,802,242
Mining production equipment                                                            8,324,818           5,452,757
Automotive equipment - mining                                                            343,599             444,315
Furniture, fixtures and office equipment                                                 246,625             294,327
Leasehold improvements                                                                         -              63,004
--------------------------------------------------------------------------------------------------------------------
                                                                                      20,191,570          17,372,922
Accumulated depreciation, depletion and amortization                                  (2,030,068)           (696,575)
--------------------------------------------------------------------------------------------------------------------
                                                                                     $18,161,502         $16,676,347
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


10.    RELATED PARTY TRANSACTIONS

       Related party transactions for the year ended September 30, 1998 are as follows:

       (a) Office and consulting service costs incurred on behalf of the Company on a cost-recovery basis of $162,000 (1997 - $219,449; 1996
            - $211,708) paid to WPUR, a company with directors in common during such periods.

       (b) Consulting fees paid to officers, directors, relatives of directors and companies controlled by directors of $430,214 (1997 - $Nil; 1996
            - $74,456).

       (c) Life insurance premiums of a director of the Company of $49,495 (1997 - $79,200; 1996 - $Nil).

       (d) Capital expenditures to a company in common with a director of Casmyn Mining Zimbabwe (Private) Ltd. of $Nil (1997 - $1,375,605; 1996 - $602,000).

       (e) An officer of the Company exercised stock options with a value of $37,500. Subsequently the officer of the Company resigned and the amount receivable was forgiven.

       (f) The Company recorded a full reserve for uncollectiblity related to advances of $216,628 (1997 - $Nil; 1996 - $Nil) to WPUR, a company with directors in common during such periods.

11.    LONG-TERM

       Long-term debt consists of the following at September 30:

                                                                                       1998            1997
                                                                                     ------------   -----------
Capital leases                                                                         $   -         $ 58,418
Less current portion                                                                       -          (58,418)
---------------------------------------------------------------------------------------------------------------
Long-term portion                                                                      $   -         $      -
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

12.    CAPITAL STOCK

       COMMON STOCK

       On March 29, 1996, the Company completed a private placement of 750,000 units for net proceeds of $8,745,683. Each unit consisted of one share of the Company's common stock, plus one warrant. Two warrants plus $13.00 entitled the holder to purchase one share of the Company's common stock. The warrants were exercisable for a period of two years and have expired.

       On September 11, 1996, the Company completed a private placement of 409,091 units for net proceeds of $4,230,000. Each unit consisted of one share of the Company's common stock plus one warrant. Two warrants plus $11.00 will entitle the holder to purchase one share of the Company's common stock. The warrants are exercisable for a period of four years.

       On November 8, 1996, the Company completed a private placement of 155,000 units for net proceeds of $1,410,500. Each unit consisted of one share of the Company's common stock plus one warrant. Two warrants plus $10.00 will entitle the holder to purchase one share of the Company's common stock. The warrants were exercisable for a period of two years and have expired subsequent to September 30, 1998.

       TREASURY

       In addition to the 181,487 shares of common stock described in Note 1(a), the Company repurchased and cancelled 402,500 shares of common stock during the year ended September 30, 1998.

       PREFERRED STOCK

       The Board of Directors is vested with the authority to divide the authorized preferred shares into series and determine the relative rights and preferences at the time of issuance of the series. In January 1997, the Board of Directors of the Company authorized the creation of a series of 2,500,000 shares of First Convertible Preferred Stock, $0.10 par value ("Convertible Preferred Stock").

       The Convertible Preferred Stock is convertible at a discount to the common stock ranging from 8.5% to 39% depending upon the date on which such shares are converted. The discount is considered to be an additional preferred stock dividend. During the year ended September 30, 1998, the Company recorded a charge to retained earnings and a corresponding increase to additional paid-in capital of $13,884,075 (1997 - $3,825,676), which represents the discount amount recognized. This amount has been accounted for as a return to the preferred shareholders and as an increase in the loss applicable to common shareholders. The Company also issued a total of 91,675 shares (1997 - 38,631 shares) of Convertible Preferred Stock as payment of the 8% dividend due on the Convertible Preferred stock through September 30, 1998.

       On April 14, 1997, the Company completed the placement of 751,200 shares of Convertible Preferred Stock for cash proceeds of approximately $16,759,000 (after cash fees to the placement agent and the Company's financial advisor and other issue expenses). An additional 83,467 preferred shares were issued to Societe Generale in exchange for $2,086,675 principal amount (less $84,000 unamortized debt issue costs) of a previously issued convertible debenture. Societe Generale also converted the remaining $2,913,325 principal balance (less unamortized debt issue costs of $116,000) of its convertible debenture in exchange for 594,856 common shares. The Company also issued 3,637 common shares for interest accrued on the convertible debenture through the date of conversion.

       The Company issued an additional 11,686 shares of Convertible Preferred Stock to participants in the April 14, 1997 placement as a penalty for the Company failing to have a registration statement declared effective by the Securities and Exchange Commission within 90 days of the funding date as provided in the subscription agreement.

       On September 2, 1997, the Company completed the placement of 533,885 shares of Convertible Preferred Stock for cash proceeds of approximately $12,423,000 including accrued interest at 8% per annum from April 14, 1997 to the date of closing (after cash fees to the placement agents and other issue expenses).

       Each share of Convertible Preferred Stock is entitled to a dividend of 8% per annum to be paid in additional shares of Convertible Preferred Stock and is convertible into common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion, subject to certain adjustments. The Company has the right to require mandatory conversion if the common stock exceeds a certain trading price and trading volume targets. The number of shares that can be converted by a holder over a ten month period beginning in July 1997 is limited to 10% per month, on a cumulative basis. The placement agents received warrants exercisable for a period of five years to purchase 172,725 shares of the Convertible Preferred Stock at $25 per share.

       The Company repurchased 19,948 shares of Convertible Preferred Stock for $25,753 during the fiscal year ended September 30, 1998. Subsequent to September 30, 1998, the Company repurchased 598,655 shares of Convertible Preferred Stock for $1,221,719 and converted 260 shares of Convertible Preferred Stock into 5,424,792 shares of common stock, resulting in 495,141 shares of Convertible Preferred Stock being issued and outstanding as of December 31, 1998.

       STOCK OPTIONS

       The FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR AWARDS OF STOCK-BASED COMPENSATION TO EMPLOYEES to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect of SFAS No. 123 on the net loss and loss per share.

       During 1995, the Company adopted an Incentive Stock Option Plan ("ISOP") which provides that a maximum of 800,000 options to purchase the Company's common stock may be granted to officers, employees and advisors of the Company. The total options available under the ISOP was increased from 800,000 to 1,500,000 upon approval by the Company's shareholders at the annual meeting held on June 16, 1997. Options granted under the ISOP are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981 Act") as amended by the Tax Reform Act of 1986.

       All options granted under the ISOP through September 30, 1995 are exercisable for a term of five years from the date of vesting and vest at a rate of 25% per year over a period of four years. These options are exercisable for a term of five years from the date of vesting and vest on varying terms over periods of up to six years. Certain of these options were compensatory and resulted in total compensation of $85,471, $74,040 and $nil being recorded as compensation expense during 1998, 1997 and 1996, respectively.

       During 1995, the Company also adopted a non-qualified Stock Option Plan ("SOP"), which provides for the granting of options to purchase a maximum of 250,000 shares of the Company's common stock at a price of $0.04 per share to officers, employees and advisors of the Company. Options granted under the SOP are not intended to qualify as incentive stock options under the 1981 Act.

       All options granted under the SOP in fiscal 1995 were compensatory and resulted in compensation expense of nil being recorded for the fiscal years ended in 1998 and 1997, and $364,560 for the fiscal year ended in 1996. With the exception of 50,000 options that completely vested on the date of grant, the options vest over a one year period with 50% vesting at the grant date and 50% on the first anniversary of the grant date.

       During 1997, the Company adopted the 1997 Directors Stock Option Plan ("DSOP"), which provides for the granting of options to purchase a maximum of 350,000 shares of the Company's common stock to Directors of the Company. Options granted under the DSOP are considered to be Nonstatutory Stock Options for tax purposes.

       All options granted under the DSOP through September 30, 1997 had an exercise price of $9.00 per share, which was equal to the market price per share on the date of grant. All options granted under the DSOP are exercisable for a term of five years from the date of vesting and vest at a rate of one-third per year beginning on December 31, 1997.

       During the year ended September 30, 1996, options to purchase 1,000,000 shares of the Company's common stock at $7.00 per share were granted to the Company's president. These options vest over a two year period with one-third vesting at the grant date, and one-third on each of the anniversaries of the grant date. These options expire five years from the date of vesting. In addition, options to purchase 25,000 shares of the Company's common stock at $7.00 were granted to a consultant of the Company. These options were exercised during the year ended September 30, 1996. The option price for these grants was equal to the market price per share at the date of the grants.

       The fair value of each option grant during the fiscal years ended September 30, 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5%; no dividends; expected lives ranging from three to ten years; and expected volatilities of 65%, 37% and 37%, respectively. Had compensation costs for grants made under the SOP, ISOP, DSOP and the other stock options been determined under SFAS 123, the Company would have recorded approximately $117,000, $589,000 and $531,000 as additional compensation expense for the years ended September 30, 1998, 1997 and 1996, respectively, resulting in a net loss of $(13,121,792), $(7,382,427) and $(8,852,326) for the years ended
       September 30, 1998, 1997 and 1996, respectively.

       Had the Company recorded compensation expense related to those options under SFAS 123, the loss per common share would have been $(0.28), $(0.94) and $(1.24) for the years ended September 30, 1998, 1997 and 1996, respectively.

       A summary of stock option activity is as follows:

                                             Weighted                           Weighted
                                             average                             average
                                           option price                       option price                         Available
                                            per share        Outstanding        per share        Exercisable       for grant
                                          ---------------  ----------------  ---------------- -----------------  ---------------
1995 ISOP
September 30, 1995, balance              $   5.00         765,000                                       -              35,000
Became exercisable                              -               -                                 191,250                   -
Cancelled                                    5.00        (170,000)                                (25,000)            170,000
Granted                                      7.80          75,000                                     -               (75,000)
Exercised                                    5.00          (5,000)                                 (5,000)                  -
--------------------------------------------------------------------------------------------------------------------------------

September 30, 1996, balance                  5.32         665,000           $    5.00             161,250             130,000
Became exercisable                              -               -                                 143,750                   -
Cancelled                                    5.83         (60,000)                                (60,000)             60,000
Exercised                                    5.00         (69,500)                                (69,500)                  -
Increase in available for grant                 -               -                                       -             700,000
--------------------------------------------------------------------------------------------------------------------------------

September 30, 1997, balance                  5.30         535,500                5.15             175,500             890,000
Became exercisable                              -               -                                 147,625                   -
Cancelled                                    5.00        (260,000)               5.00             (66,250)            260,000
Granted                                      5.00         182,500                                       -            (182,500)
--------------------------------------------------------------------------------------------------------------------------------

September 30, 1998, balance                  5.35         458,000                5.31             256,875             967,500
--------------------------------------------------------------------------------------------------------------------------------

1995 SOP
September 30, 1995 balance                   0.04         246,000                0.04             123,000               4,000
Became exercisable                              -               -                                 123,000                   -
Exercised                                    0.04         (10,000)                                (10,000)                  -
--------------------------------------------------------------------------------------------------------------------------------

September 30, 1996, balance                  0.04         236,000                0.04             236,000               4,000
Exercised                                    0.04        (116,000)                               (116,000)                  -
--------------------------------------------------------------------------------------------------------------------------------

September 30, 1997, balance                  0.04         120,000                0.04             120,000               4,000
Exercised                                    0.04         (68,000)                                (68,000)                  -
Cancelled                                    0.04          (2,000)                                 (2,000)              2,000
--------------------------------------------------------------------------------------------------------------------------------

September 30, 1998, balance                  0.04          50,000                0.04              50,000               6,000
--------------------------------------------------------------------------------------------------------------------------------

1997 DSOP
September 30, 1995, balance                     -               -                                       -                   -
Granted                                      9.00         275,000                                       -              75,000
Cancelled                                       -        (100,000)                                      -             100,000
--------------------------------------------------------------------------------------------------------------------------------

September 30, 1997, balance                  9.00         175,000                                       -             175,000
Granted                                      9.00         100,000                                       -            (100,000)
Cancelled                                       -        (175,000)                                      -             175,000
--------------------------------------------------------------------------------------------------------------------------------

September 30, 1998, balance                  9.00         100,000                                       -             250,000
--------------------------------------------------------------------------------------------------------------------------------

TOTAL SEPTEMBER 30, 1998                 $   5.51         608,000           $    4.45             306,875           1,223,500
--------------------------------------------------------------------------------------------------------------------------------


                                     Weighted                           Weighted
                                     average                             average
                                   option price                       option price                         Available
                                    per share        Outstanding        per share        Exercisable       for grant
                                  ---------------  ----------------  ---------------- ----------------- ---------------
OTHER STOCK OPTIONS
September 30, 1995, balance          $         -                 -                                   -               -
Granted                                     7.00         1,025,000                                   -               -
Became exercisable                             -                 -                             358,000               -
Exercised                                   7.00           (25,000)                            (25,000)              -
-------------------------------------------------------------------------------------------------------------------------

September 30, 1996, balance                 7.00         1,000,000        $     7.00           333,000               -
Became exercisable                             -                 -                             333,000               -
-------------------------------------------------------------------------------------------------------------------------

September 30, 1997, balance                 7.00         1,000,000              7.00           666,000               -
Became exercisable                             -                 -                             334,000               -
-------------------------------------------------------------------------------------------------------------------------

September 30, 1998, balance          $      7.00         1,000,000        $     7.00         1,000,000               -
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


13.    CONVERTIBLE PREFERRED SHARE PENALTY

       Pursuant to the Preferred Stock Investment Agreement, a technical default occurred when the Company's common stock was delisted from NASDAQ on July 31, 1998. The Company may be obligated to pay the holders of the First Convertible Preferred Stock ("Convertible Preferred Stock") a cash penalty of 3% of the total purchase price of the Convertible Preferred Stock during any period in excess of 30 days that the Company's common stock is not listed and traded on NASDAQ or a national securities exchange. The Preferred Stock Investment Agreement provides the holders of the Convertible Preferred Stock the opportunity to have their shares redeemed by the Company at the adjusted liquidation preference if the 3% penalty is not paid within 30 days of when due. The Company believes that the exercise of such rights by the holders of the Convertible Preferred Stock would be subject to legal challenge by the Company.

       Since the Company's common stock was delisted from NASDAQ on July 31, 1998, the Company recorded a penalty of $839,737 through September 30, 1998, which has not been paid. Subsequent to September 30, 1998, the Company has repurchased or converted 598,915 shares of the Convertible Preferred Stock, and such selling shareholders have waived the right to claim their proportionate share of the penalty, thus reducing the Company's corresponding potential penalty obligation to approximately $375,000 as at December 31, 1998.

       The Company is currently engaged in discussions with the holders of the remaining shares of Convertible Preferred Stock regarding various matters, including a waiver of the penalty and of their rights to require the Company to redeem their shares of Convertible Preferred Stock. There can be no assurances that the Company will be able to obtain a waiver or that the holders of the Convertible Preferred Stock will not exercise their rights to require the Company to redeem their shares. Should the holders of the Convertible Preferred Stock demand payment of the cash penalty or exercise their rights to require the Company to redeem their shares, and should the Company not prevail in its challenge to any such asserted rights, the Company may be forced to file for protection under the United States Bankruptcy Code.

       Since the redemption of these shares of Convertible Preferred Stock outstanding at September 30, 1998 is outside the control of the Company, the carrying value of the Convertible Preferred Stock at such date has been recorded in the consolidated financial statements at their maximum liquidation preference of $44,440,451, and such shares have been reclassified out of the shareholders' equity (deficiency) section of the consolidated balance sheet. Subsequent to September 30, 1998, the Company has repurchased or converted 598,915 shares of Convertible Preferred Stock, with such selling shareholders waiving the right to claim their proportionate share of the liquidation preference, thus reducing the maximum liquidation preference, and the Company's corresponding redemption obligation, to approximately $20,000,000, as at December 31, 1998.

       Although the consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, the rights of the holders of the Convertible Preferred Stock to require the Company to redeem their shares creates uncertainty with respect to the validity of this assumption. If the going concern assumption was determined to not be appropriate for these consolidated financial statements, then adjustments may be necessary to the carrying values of assets and liabilities, the reported net loss and the balance sheet classifications used, and these adjustments may be material.


14.    INCOME TAXES

       A reconciliation of the income tax benefit (provision) with amounts determined by applying the statutory United States Federal income tax rate to the consolidated loss before income taxes for the years ended September 30, is as follows:

                                                                  1998                1997                1996
                                                           ---------------------------------------------------
Tax benefit (provision) at U.S. statutory rate            $ 4,376,677         $ 2,377,699         $ 2,912,464
Operating losses with no current tax benefit               (2,241,437)         (2,372,449)         (2,910,437)
Permanent differences                                      (2,135,240)             (5,250)             (2,027)
--------------------------------------------------------------------------------------------------------------
                                                          $         -         $         -         $         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

       The Company's deferred tax assets and liabilities as of September 30, are as follows:

                                                                                      1998                1997
                                                                               --------------------------------
Deferred tax assets
  Difference between book and tax basis of property                            $     1,750         $    33,790
  Difference between tax basis and book basis of investment                      1,532,466                   -
  Net operating loss carryforwards                                               2,713,480           3,073,823
  Foreign loss carryforwards                                                     1,618,500           1,379,450
  Capitalized organization and start-up costs                                      135,099             146,515
  Capitalized exploration costs                                                          -             201,342
  Other                                                                             20,000              20,000
--------------------------------------------------------------------------------------------------------------
                                                                                 6,021,295           4,854,920
Valuation allowance                                                             (6,021,295)         (4,854,920)
--------------------------------------------------------------------------------------------------------------
                                                                               $         -         $         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

       A 100% valuation allowance has been provided as management cannot currently determine whether it is more likely than not that the deferred tax assets will be realized.

       The Company and its subsidiaries do not file consolidated tax returns. The various subsidiaries have losses that may be carried forward to reduce future years' taxable income; however, these losses may not qualify for use under the current Internal Revenue Code due to tax rules concerning ownership changes or because they were not generated within the United States. Operating loss carryforwards for United States tax purposes of approximately $7,753,000 at September 30, 1998 expire in various years through 2012. The Company also has foreign operating loss carryforwards of approximately $4,600,000, the utilization of which may be subject to certain restrictions.

       Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company's United States net operating losses may be limited as a result of changes in the stock ownership.

       The Company has recently been advised of the results of an examination report prepared by the Internal Revenue Service with respect to certain transactions during 1994 between the Company and a former officer of the Company. The findings, which indicate a tax liability of approximately $2,000,000, including penalties and interest, are preliminary in nature. The Company intends to contest this matter, and is currently in the process of preparing its response. As this matter is in an early stage, its ultimate resolution is not determinable at this time.

15.    OPERATING LEASES

       The Company has obligations under operating leases for offices and facilities. Minimum annual lease payments for the next three years until the leases expire are as follows:

 1999                                                                                $14,000
 2000                                                                                 24,420
 2001                                                                                 10,300
----------------------------------------------------------------------------------------------
                                                                                     $48,720
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

       Related rental expense was $50,030, $31,380 and $48,381 for the years ended September 30, 1998, 1997 and 1996, respectively.

16.    RELIEF CANYON JOINT VENTURE

       On May 7, 1996, the Company entered into a 50:50 joint venture with Newgold Incorporated ("Newgold"), a public company listed on the OTC Bulletin Board, based in Reno, Nevada, for the development of the Relief Canyon Mine located in Pershing County, Nevada. The Company committed to contribute $1,398,000 for its 50% interest in the venture. As of September 30, 1996, the Company had contributed approximately $775,000 toward its 50% interest in this venture and had recorded the remaining $623,000 commitment as a payable to the joint venture and as an addition to mineral properties. During the year ended September 30, 1997, the Company sold its interest back to Newgold for $900,000 cash, 1,000,000 restricted shares of Newgold's common stock and a release from the remaining $623,000 of its commitment. The Company has recorded its investment in the restricted shares of Newgold at its estimated fair value of $1,000.


17.    WESTAMERICA TRANSACTION

       On May 24, 1996, the Company issued 606,061 common shares in exchange for 5,680,514 common shares of WestAmerica Corporation ("WestAmerica"), approximately a 65% interest in WestAmerica. The shares acquired were subject to a repurchase agreement by WestAmerica and were placed in a voting trust controlled by an officer and director of WestAmerica. The transaction was valued at approximately $6,970,000, based upon an $11.50 per common share value for the Company's common stock. This value reflected a discount from recent similar sized transactions to compensate for the restricted nature of the shares issued in the transaction. On September 30, 1996, the Company and WestAmerica agreed to cancel the transaction and have returned the respective shares to each party.


18.    COMMITMENTS AND CONTINGENCIES

       On February 16, 1998, the Company entered into an agreement with a financial advisor to render certain financial advisory and investment banking services to the Company. The services to be provided included advice on strategic alternatives and implementation of the proposed restructuring of the Convertible Preferred Stock. The Company paid a retainer fee of $150,000 on execution of the agreement and made subsequent payments aggregating $170,094. Efforts to restructure the Convertible Preferred Stock through the assistance of the financial advisor were terminated during April 1998. Nonetheless, should the Company complete a restructuring of the Convertible Preferred Stock within two years from the termination date, the financial advisor may assert that the structure or method of such restructuring entitles it to a success fee of $1,000,000 plus potential additional amounts based on the post restructuring enterprise value or trading price of the Company's stock as stated in the agreement. If a restructuring were to occur, the Company does not believe that the financial advisor would be entitled to this fee. Although the Company would vigorously contest any claim for payment by the financial advisor, there can be no assurances that the Company would be successful in this regard.

       SEVERANCE AGREEMENT COMPENSATION

       Pursuant to Severance Agreements dated March 23, 1998, certain employees of the Company are entitled to compensation in the event that their employment is terminated as a result of a change in control. Under the terms of the Severance Agreements, the Company may be liable to pay severance payments of up to $525,000 and employee benefits for 18 months after the date of termination, and all legal fees and expenses incurred as a result of such termination. The provisions of the Severance Agreements expire on May 31, 1999.


19.    SUBSEQUENT EVENTS

       SERVICES AGREEMENT

       On October 1, 1998, the Company entered into a service agreement with a company controlled by a director of the Company for the services of that director. The agreement provides for annual payments of $100,000, and is for a term of one year commencing October 1, 1998. The agreement continues indefinitely thereafter, and can be terminated by either party with thirty days notice.

       PREFERRED SHARE BUYBACK

       From October 1, 1998 to December 31, 1998, pursuant to various agreements negotiated with certain holders of the Convertible Preferred Stock, the Company repurchased 598,655 shares of Convertible Preferred Stock for consideration of $1,221,719.

       PREFERRED SHARE PENALTY

       As of December 31, 1998, the Company remains delisted from NASDAQ. In accordance with the Convertible Preferred Stock Agreement, approximately $1,100,000 of additional penalties to the holders of the Convertible Preferred Stock have accrued from October 1, 1998 through December 31, 1998.

                                  INDEX TO EXHIBITS

Exhibit
Number       Description of Document
------       -----------------------
 3.1         Amended and restated articles of incorporation,
             previously filed as an exhibit to the Company's
             Annual Report on Form 10-KSB for the fiscal year
             ended September 30, 1994, and incorporated herein by
             reference. (P)

 3.2 Bylaws, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, and incorporated herein by reference. (P)

10.1 Matabeleland Minerals, Private Limited, Zimbabwe purchase agreement, previously filed as an exhibit to the Company's Current Report on Form 8-K dated
             February 15, 1996, and incorporated herein by reference. (P)

10.2 Casmyn Corp. 1995 Incentive Stock Option Plan, previously filed as an exhibit to the Company's
             Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, and incorporated herein by reference. (P)(C)

10.3 Casmyn Corp. 1995 Non-Qualified Stock Option Plan, previously filed as an exhibit to the Company's
             Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, and incorporated herein by reference. (P)(C)

10.10        Form of Preferred Stock Investment Agreement dated
             April 11, 1997, previously filed as an exhibit to the Company's Registration Statement on Form S-3 dated July 24, 1997, and incorporated herein by reference.

10.11        Form of Preferred Stock Investment Agreement dated
             September 2, 1997, previously filed as an exhibit to the Company's Registration Statement on Form S-3 dated September 22, 1997, and incorporated herein by reference.

10.12        Casmyn Corp. 1997 Directors Stock Option Plan (C)

21           Subsidiaries of the Company

23           Consent of Independent Auditors

27           Financial Data Schedule (E)

---------------------

(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-K.

(C)  Indicates compensatory plan, agreement or arrangement.

(E)  Indicates electronic filing only.