Form 10-Q
period 1998-12-31
CASMYN CORP
filed 1999-05-14
CIK 772320

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES ACT OF 1934

     For the quarterly period ended December 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES ACT OF 1934

     For the transition period from ________ to _________

                         Commission file number: 0-14136

                                  Casmyn Corp.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Colorado                                  84-0987840
     -------------------------------                ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)


         28720 Canwood Street, Suite 207
             Agoura Hills, California                        91301
     ----------------------------------------              ----------
     (Address of principal executive offices)              (Zip Code)


                                 (818) 879-6501
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                      1500 West Georgia Street, Suite 1800
                   Vancouver, British Columbia, Canada V6G 2Z6
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of April 15, 1999, the Company had 223,176,502 shares of common stock issued and outstanding.

         Documents incorporated by reference:  None.

                          CASMYN CORP. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets (Unaudited) - December 31, 1998 and September 30, 1998

               Consolidated Statements of Operations (Unaudited) - Three Months Ended December 31, 1998 and 1997

               Consolidated Statements of Comprehensive Income
               (Unaudited) - Three Months Ended December 31, 1998 and
               1997

               Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended December 31, 1998 and 1997

               Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended December 31, 1998 and 1997

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures about Market
               Risk


PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                          Casmyn Corp. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)

                                          December 31,    September 30,
                                              1998             1998
                                           ----------       ----------
ASSETS

CURRENT

  Cash and cash equivalents               $ 3,693,004      $ 4,356,200
  Marketable securities                     1,363,786        1,588,536
  Accounts receivable                         282,937          301,456
  Inventories (Note 1)                        640,964          643,135
  Prepaid expenses and other
    current assets                              7,556           20,830
                                           ----------       ----------
                                            5,988,247        6,910,157
                                           ----------       ----------

PROPERTY AND EQUIPMENT                     20,350,035       20,214,581
  Less accumulated
    depreciation, depletion
    and amortization                       (2,354,258)      (2,053,079)
                                           ----------       ----------
                                           17,995,777       18,161,502
                                           ----------       ----------

Other assets                                    3,744           23,262
                                           ----------       ----------
                                          $23,987,768      $25,094,921
                                           ==========       ==========



                                   (continued)

                          Casmyn Corp. and Subsidiaries
               Consolidated Balance Sheets (Unaudited) (continued)

                                          December 31,    September 30,
                                              1998             1998
                                           ----------       ----------
LIABILITIES

CURRENT

Accounts payable                          $   521,374      $   518,823
Accrued liabilities                           670,332          893,236
Preferred Stock repurchase
  obligation (Note 2)                         642,248
Preferred Stock penalty (Note 2)            1,485,498          839,737
                                           ----------       ----------
                                            3,319,452        2,251,796
                                           ----------       ----------

PREFERRED STOCK (Note 2)                   20,296,557       44,440,451
                                           ----------       ----------


STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $0.10 par value
  Authorized - 20,000,000 shares
  Issued and outstanding -
    495,236 shares at December 31,
    1998 and 1,084,347 shares at
    September 30, 1998 (Liquidation
    preference - $20,296,557 at
    December 31, 1998 and $44,440,451
    at September 30, 1998) (Note 2)
Common stock, $0.04 par value
  Authorized - 300,000,000 shares
  Issued and outstanding -
    223,176,502 shares at December
    31, 1998 and 217,751,710 shares
    at September 30, 1998 (Note 2)          8,927,060        8,710,068
  Additional paid-in capital               54,549,559       29,272,294
  Accumulated deficit                     (59,357,091)     (55,866,898)
  Accumulated other comprehensive
    income (Note 1)                        (3,747,769)      (3,712,790)
                                           ----------       ----------
                                              371,759      (21,597,326)
                                           ----------       ----------
                                          $23,987,768      $25,094,921
                                           ==========       ==========

          See accompanying notes to consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                    Three Months Ended December 31,
                                    -------------------------------
                                        1998                1997
                                    -----------         -----------
REVENUE
  Gold sales                        $   978,830         $   977,030
                                      ---------           ---------
COSTS AND EXPENSES
  Mineral production                    660,964             649,186
  General and administrative
    expenses                            297,173             536,339
  Professional services                  45,467              36,401
  Compensatory stock options              4,331
  Depreciation, depletion and
    amortization                        300,735             157,275
  Mineral exploration expense             4,625             129,665
                                      ---------           ---------
                                      1,313,295           1,508,866
                                      ---------           ---------
LOSS FROM OPERATIONS                   (334,465)           (531,836)
                                      ---------           ---------

OTHER INCOME (EXPENSE)
  Minority interest in net
    loss of consolidated
    subsidiary                                               40,143
  Loss on foreign currency
    translation                          (4,967)            (76,626)
  Interest income, net                  109,489             301,669
  Loss on short-term
    investments                         (20,979)
                                      ---------           ---------
                                         83,543             265,186
                                      ---------           ---------
NET LOSS                             $ (250,922)         $ (266,650)
                                      =========           =========

                                   (continued)

                          Casmyn Corp. and Subsidiaries
          Consolidated Statements of Operations (Unaudited) (continued)

                                    Three Months Ended December 31,
                                    -------------------------------
                                        1998                1997
                                    -----------         -----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS
  Net loss                           $ (250,922)         $ (266,650)
  Less:
    Dividends on Preferred
      Stock (Note 2)                   (245,100)           (686,425)
    Amortization of discount
      on Preferred Stock
      (Note 2)                         (809,907)         (2,168,593)
    Preferred Stock penalty
      (Note 2)                       (2,184,259)
                                      ---------           ---------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                      ($3,490,188)        ($3,121,668)
                                      =========           =========
LOSS PER COMMON SHARE - BASIC
  AND DILUTED (Note 1)                   ($0.02)             ($0.23)
                                           ====                ====
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         217,751,710          13,552,060
                                    ===========          ==========



         See accompanying notes to consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
           Consolidated Statements of Comprehensive Income (Unaudited)

                                    Three Months Ended December 31,
                                    -------------------------------
                                        1998                1997
                                    -----------          ----------
NET LOSS                            $  (250,922)         $ (266,650)

Other comprehensive income
  (Note 1):
  Foreign currency translation
    adjustment (Note 1)                 (34,979)            205,446
                                      ---------           ---------
COMPREHENSIVE INCOME (LOSS)         $  (285,901)         $  (61,204)
                                      =========           =========


          See accompanying notes to consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                    Three Months Ended December 31,
                                    -------------------------------
                                        1998                1997
                                    -----------         -----------
OPERATING ACTIVITIES
  Net loss                           $ (250,922)        $  (266,650)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
      Depreciation, depletion
        and amortization                300,735             157,275
      Foreign exchange loss               4,967              76,626
      Minority interest in net
        loss of consolidated
        subsidiary                                          (40,143)
      Compensatory stock option
        expense                           4,331
      Loss on short-term
        investments                      20,979
      Changes in operating
        assets and liabilities:
        (Increase) decrease in:
          Accounts receivable            18,519            (422,115)
          Inventories                     2,171            (133,929)
          Prepaid expenses and
            other current assets         13,274             225,368
          Other assets                   19,518              19,837
        Increase (decrease) in:
          Accounts payable                2,551            (104,052)
          Accrued liabilities          (222,904)             24,636
                                      ---------          ----------
  Net cash used in operating
    activities                          (86,781)           (463,147)
                                      ---------          ----------

INVESTING ACTIVITIES
  Purchase of property and
    equipment                          (135,010)           (988,781)
  Purchase of marketable
    securities                                           (2,053,343)
  Proceeds from disposition
    of marketable securities            203,771              43,361
                                      ---------          ----------
  Net cash provided by (used
    in) investing activities             68,761          (2,998,763)
                                      ---------          ----------

                                   (continued)

                          Casmyn Corp. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)

                                    Three Months Ended December 31,
                                    -------------------------------
                                        1998                1997
                                    -----------         -----------
FINANCING ACTIVITIES
  Increase in restricted cash                               (14,533)
  Repayments of long-term debt                              (58,418)
  Reduction in line of credit                               (56,104)
  Exercise of stock options                                   1,597
  Purchase and retirement of
    common stock                                         (2,037,157)
  Purchase and retirement of
    Preferred Stock                    (605,224)
                                      ---------          ----------
  Net cash used in financing
    activities                         (605,224)         (2,164,615)
                                      ---------          ----------

Effect of exchange rate changes
  on cash and cash equivalents          (39,952)            (71,816)
                                      ---------          ----------

CASH AND CASH EQUIVALENTS:
  Net decrease                         (663,196)         (5,698,341)
  At beginning of period              4,356,200          18,185,515
                                      ---------          ----------
  At end of period                   $3,693,004         $12,487,174
                                      =========          ==========

          See accompanying notes to consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                  Three Months Ended December 31, 1998 and 1997


1.    Organization and Basis of Presentation

      Basis of Presentation - The accompanying consolidated financial statements include the operations of Casmyn Corp. and its wholly-owned and controlled subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated on consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

      Business - Substantially all of the Company's assets and operations are concentrated on mineral resource development. Subsequent to September 30, 1998, the Company has been focusing on its gold mining operations in Zimbabwe.

      Foreign Currency Translation - Effective October 1, 1997, the United States dollar was adopted as the functional currency for the Company's operations in Zimbabwe. Non-monetary assets and liabilities are translated into United States dollars at historical rates, which for the pre-existing balances was the rate in effect at October 1, 1997 of approximately US$1.00 = ZIM$13.00. Amortization and other charges related to non-monetary items are translated into United States dollars using the same exchange rate. Revenue and expense accounts continue to be translated using the weighted average exchange rate prevailing during the reporting period. The average exchange rate for the three months ended December 31, 1998 was approximately US$1.00 = ZIM$38.00. Translation adjustments arising from the Zimbabwe operations are reflected in the statement of operations.

      The Company's operations outside the United States, other than in Zimbabwe, are measured using the respective local currency as the functional currency. Assets and liabilities of these operations are translated into United States dollars at the weighted average rate of exchange prevailing during each period. Translation adjustments arising from differences in exchange rates from period to period are reflected in the accumulated foreign currency translation adjustment account, which is included as a component of other comprehensive income in stockholders' equity (deficiency).

      Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 1998, results of operations for the three months ended December 31, 1997 and 1998, comprehensive income for the three months ended December 31, 1997 and 1998, and cash flows for the three months ended December 31, 1997 and 1998. The consolidated balance sheet as of September 30, 1998 is derived from the Company's audited financial statements.

      Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, as filed with the Securities and Exchange Commission.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates used by management in preparing the accompanying consolidated financial statements include estimates of future gold prices, recoverable reserves and estimated capital costs, which are utilized to assess the carrying value of the Company's mineral properties, plant and equipment and to calculate depreciation and depletion charges.

      The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 1999.

      Inventories - Inventories consist of mining supplies.

      Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

      Other Comprehensive Income - The foreign currency translation adjustment is the only component of other comprehensive income.

      Loss per Share - Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue shares of common stock, including stock options, warrants and convertible preferred stock, were exercised or converted into shares of common stock. These potentially dilutive securities were anti-dilutive during the three months ended December 31, 1997 and 1998. Basic and diluted earnings per share are the same for all periods presented.


2.    Stockholders' Equity (Deficiency)

      Common Stock - During the three months ended December 31, 1997, the Company repurchased and retired 402,500 shares of common stock for $2,037,157.

      During the three months ended December 31, 1998, the Company issued 5,424,792 shares of common stock upon conversion of 260 shares of First Convertible Preferred Stock (the "Preferred Stock").

      Preferred Stock - During the three months ended December 31, 1997 and 1998, the Company issued 27,457 shares and 9,804 shares, respectively, of Preferred Stock as the quarterly payment of the 8% annual dividend on the Preferred Stock. The aggregate value of such shares of Preferred Stock of $686,425 and $245,100 for the three months ended December 31, 1997 and 1998, respectively, was recorded at the stated value of $25.00 per share. During the three months ended December 31, 1998, the Company repurchased and retired 598,655 shares of Preferred Stock for $1,247,472, resulting in an increase to stockholders' equity (deficiency) of $26,083,215 as a result of the waiver by the sellers of the Preferred Stock of a penalty of $1,538,498 and the liquidation preference of $24,544,717.

      The Preferred Stock Investment Agreement dated April 11, 1997 and the Preferred Stock Investment Agreement dated September 2, 1997 (the "Investment Agreements") specify that the Preferred Stock is convertible into common stock at a discount to the common stock price ranging from 8.5% to 39%, depending on the date on which such shares were converted. The discount is considered to be an additional Preferred Stock dividend. Accordingly, during the three months ended December 31, 1997 and 1998, the Company recorded a charge to accumulated deficit and a corresponding increase to additional paid-in capital of $2,168,593 and $809,907, respectively. The Company completed the recognition of this additional Preferred Stock dividend during October 1998.

      Pursuant to the Investment Agreements, a technical default occurred when the Company's common stock was delisted from the NASDAQ SmallCap Market on July 31, 1998. The Company may be obligated to pay the holders of the Preferred Stock a cash penalty of 3% of the total purchase price of the Preferred Stock during any period in excess of 30 days that the Company's common stock is not listed and traded on NASDAQ or a national securities exchange. The Investment Agreements provide the holders of the Preferred Stock with the opportunity to have their shares redeemed by the Company at the adjusted liquidation preference plus accrued but unpaid dividends if the 3% penalty is not paid within 30 days of when due. The Company believes that the exercise of such rights by the holders of the Preferred Stock would be subject to legal challenge by the Company.

      Since the Company's common stock was delisted from NASDAQ on July 31, 1998, the Company has recorded a penalty of $3,023,996 through December 31, 1998, which has not been paid. As a result of the repurchase or conversion of 618,863 shares of Preferred Stock through December 31, 1998, such stockholders have waived the right to claim their proportionate share of the penalty, thus reducing the corresponding potential penalty obligation to $1,485,498 at December 31, 1998.

      The Company is currently engaged in discussions with the holders of the remaining shares of Preferred Stock regarding various matters, including a waiver of the penalty and of their rights to require the Company to redeem their shares of Preferred Stock. There can be no assurances that the Company will be able to obtain a waiver or that the holders of the Preferred Stock will not exercise their rights to require the Company to redeem their shares. Should the holders of the Preferred Stock demand payment of the cash penalty or exercise their rights to require the Company to redeem their shares, and should the Company not prevail in its challenge to any such asserted rights, the Company may be forced to file for protection under the United States Bankruptcy Code.

      Since the right to require the Company to redeem these shares of Preferred Stock outstanding at September 30, 1998 and December 31, 1998 is outside the control of the Company, the carrying value of the Preferred Stock at such dates has been recorded in the consolidated financial statements at their maximum liquidation preference of $44,440,451 and $20,296,557, respectively, and such shares have been reclassified out of the shareholders' equity (deficiency) section of the consolidated balance sheet. As a result of the repurchase or conversion of 618,863 shares of Preferred Stock through December 31, 1998, such shareholders have waived the right to claim their proportionate share of the liquidation preference, thus reducing the maximum liquidation preference, and the corresponding potential redemption obligation, to $20,296,557 at December 31, 1998.

      Although the consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, the rights of the holders of the Preferred Stock to require the Company to redeem their shares creates uncertainty with respect to the validity of this assumption. If the going concern assumption was determined to not be appropriate for these consolidated financial statements, then adjustments may be necessary to the carrying values of assets and liabilities, the reported net loss and the balance sheet classifications used, and their adjustments may be material.

      Stock Option - Effective January 18, 1999, the Board of Directors of the Company granted the Company's President and Chief Executive Officer an option to purchase 75,807 shares of Preferred Stock at an exercise price of $2.00 per share, which the Board of Directors believes approximates fair market value at the grant date. The stock option is exercisable immediately through December 23, 1999, and is subject to annual renewal if not terminated by the Board of Directors.


3.    Commitments and Contingencies

      On February 16, 1998, the Company entered into an agreement with a financial advisor to render certain financial advisory and investment banking services to the Company. The services to be provided included advice on strategic alternatives and implementation of the proposed restructuring of the Preferred Stock. Efforts to restructure the Preferred Stock through the assistance of the financial advisor were terminated during April 1998. Nonetheless, should the Company complete a restructuring of the Preferred Stock within two years from the termination date, the financial advisor may assert that the structure or method of such restructuring entitles it to a success fee of $1,000,000 plus potential additional amounts based on the post-restructuring enterprise value or trading price of the Company's common stock as stated in the agreement.
      If a restructuring were to occur, the Company does not believe that the financial advisor would be entitled to this fee. Although the Company would vigorously contest any claim by the financial advisor for payment, there can be no assurances that the Company would be successful in this regard.

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

      Pursuant to severance agreements dated March 23, 1998, certain employees of the Company are entitled to compensation in the event that their employment is terminated as a result of a change in control. Under the terms of the severance agreements, the Company may be liable to pay severance payments of up to $525,000 and employee benefits for 18 months after the date of termination, and all legal fees and expenses incurred as a result of such termination. The severance agreements expire on May 31, 1999.

      On October 1, 1998, the Company entered into a services agreement with a company controlled by a director and former President of the Company for the services of that director. The agreement provides for annual payments of $100,000, and is for a term of one year commencing October 1, 1998. The agreement continues indefinitely thereafter, and can be terminated by either party with thirty days notice.


4.    WaterPur International Inc.

      Effective September 30, 1997, the Company restructured its investment in an affiliated public company, WaterPur International Inc. ("WaterPur"), and received an aggregate of 7,900,004 shares of convertible preferred stock of WaterPur. Also effective September 30, 1997, the Company's Board of Directors approved the spin-off of the 7,900,004 shares of convertible preferred stock to the common and preferred stockholders of the Company of record on October 15, 1997, subject to compliance with regulatory requirements. Accordingly, at September 30, 1997, the Company had an investment in WaterPur of $4,574,368, and a corresponding dividend payable.

      During the fiscal year ended September 30, 1998, due to a significant and prolonged decrease in the market value of WaterPur's common stock, WaterPur's inability to repay amounts borrowed from the Company, and WaterPur's continuing need for additional loans, management of the Company determined that there had been an impairment in the value of the investment in WaterPur, and wrote off the entire investment in WaterPur. The corresponding dividend payable has also been reduced to zero as a result of the write-off.

      During the fiscal year ended September 30, 1998, the Company began implementation of a plan to separate the operations, personnel and executive management of the Company and WaterPur, which had been substantially completed by December 31, 1998. In December 1998, the Board of Directors determined not to effect the spin-off of the Company's preferred stock investment in WaterPur for several reasons, including WaterPur's inability to obtain regulatory approval to date and in the foreseeable future, and WaterPur's inability to complete its annual audit and to make other securities filings on a timely basis. As a result of WaterPur's being unable to accomplish certain actions and fulfill certain obligations to the Company, including the repayment of various advances, the Company is reviewing its options with respect to these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended December
31, 1998 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding the price of gold, estimated future production, estimated future production costs, currency, political and economic risks, exploration plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Recent Developments:

During August 1998, the Board of Directors was reconfigured, with two members resigning and four new directors being appointed. On October 1, 1998, Amyn S. Dahya resigned as President and Chief Executive Officer and was replaced by Mark S. Zucker, one of the new directors. New management commenced a comprehensive review and evaluation of the Company's existing capital structure and business operations, with the objective of maximizing value for all of the Company's equity holders. In this regard, during the three months ended December 31, 1998, the Company purchased and retired 598,655 shares of Preferred Stock for $1,247,472, resulting in an increase to stockholders' equity (deficiency) of $26,083,215 as a result of the waiver by the sellers of the Preferred Stock of a penalty of $1,538,498 and the liquidation preference of $24,544,717.

During the three months ended December 31, 1998, the Company also began the implementation of a plan to streamline its operations worldwide, divest its interests in all non-core businesses, and focus its efforts on its mining operations in Zimbabwe. In this regard, the Company has implemented programs to evaluate ways to improve production and achieve production efficiencies, increase gold reserves, reduce capital expenditures and operating costs, maximize operating profits and operating cash flows, and evaluate future opportunities. The Company has reduced its executive management and corporate staff from seven to three people, eliminating standard employee benefits and utilizing part-time personnel as necessary. During this period, the Company closed its expensive corporate and administrative offices in Vancouver, British Columbia, Canada, significantly reducing occupancy costs, as well as travel and various other corporate expenses.

Overview:

The Company's short-term plan is to produce gold from the tailings dumps and the surface materials, and to delay accessing underground production until gold prices increase to a level that can justify the requisite capital expenditures. The Company anticipates that revenues from gold sales from its Zimbabwe mining operations will exceed mine operating expenditures, excluding depreciation, depletion and amortization, during the fiscal year ending September 30, 1999, based on current gold prices, currency exchange rates, and the continued ability of the Company to deliver and process ore at its mills. However, the Company expects that gold production for the fiscal year ending September 30, 1999 will be approximately 12,500 ounces, as compared to 15,378 ounces produced during the fiscal year ended September 30, 1998. This expected decrease in gold production of approximately 20% is a result of a continuing decrease in the gold grade of the tailings dumps which the Company has been mining, as well as the Company's current expectation that certain mining operations may have to be reduced or temporarily shut down in mid to late 1999 as a result of a lack of available water supplies. The Company is currently developing plans for 1999 and beyond with respect to the development of its mining properties and the related capital improvement budgets. Over the near term, the Company intends to focus on the development of its existing properties, while minimizing capital expenditures funded directly by the Company. Although the Company does not currently expect to engage in any significant property acquisition or exploration activities, it will consider acquisition or exploration opportunities on a case by case basis. The Company expects that continued development of its existing mining properties will result in periodic adjustments to the Company's gold reserves.

The Company currently expects that economically viable gold production from the Dawn mine and the Lonely mine will terminate during late 1999. These mines represent approximately one-third of the Company's current gold production, but do not represent a significant portion of the Company's current proven and probable gold reserves. It will be necessary to replace this production in order to maintain the economies of scale necessary to profitably produce gold at current gold prices. The Company is evaluating several short-term options to replace such production, including employing certain production techniques and entering into contracts with other tailings dumps, which could extend the lives of these mines by up to an additional two years. To expand gold production over the next few years from surface or underground mine development, the Company is evaluating the feasibility of accessing its proven and probable gold reserves at the Turk mine. A major development of the Turk mine is estimated to require capital expenditures of approximately $3,000,000 to $5,000,000 over a period of three years. Any such plan that the Company may adopt will require several months of planning and lead-time prior to its implementation. Given the current financial resources available to the Company, as well as the external factors that affect the values and financing of mineral producing properties in third-world countries, there can be no assurances that the Company would be able to obtain the required capital on a timely and cost effective basis, should the Company decide to implement a major mine development program. As an alternative to funding the direct development of the mine, the Company may also consider a joint venture or sale of its mining assets in order to preserve its capital and maximize shareholder value. However, there can be no assurances that the Company would be successful in forming such a joint venture or completing such a sale.

Consolidated Results of Operations - Three Months Ended December 31, 1998 and 1997:

Revenues for the three months ended December 31, 1998 were $978,830, reflecting the sale of 3,349 ounces of gold. Revenues for the three months ended December 31, 1997 were $977,030, reflecting the sale of 3,357 ounces of gold. The average selling price of gold for the three months ended December 31, 1998 was approximately $292 per ounce, as compared to $291 for the three months ended December 31, 1997. Mineral operations expenses related to gold production for the three months ended December 31, 1998 were $660,964 or 67.5% of revenues, as compared to $649,186 or 66.4% of revenues for the three months ended December 31, 1997. The average direct production cash cost per ounce of gold was $197 in 1998 as compared to $193 in 1997.

General and administrative expenses were $297,173 for the three months ended December 31, 1998, as compared to $536,339 for the three months ended December 31, 1997, a decrease of $239,166 or 44.6%. General and administrative expenses decreased in 1998 as compared to 1997 as a result of the effect of new management's cost reduction efforts, which included, among other things, a reduction in personnel and personnel related costs, as well as reductions in various other general and administrative expense categories.

Professional services expenses were $45,467 for the three months ended December 31, 1998, as compared to $36,401 for the three months ended December 31, 1997, an increase of $9,066 or 24.9%, as a result of an effort by new management to evaluate the Company's past involvement and present position with regard to various transactions.

Depreciation, depletion and amortization expense was $300,735 for the three months ended December 31, 1998, as compared to $157,275 for the three months ended December 31, 1997, an increase of $143,460 or 91.2% reflecting additions to property, plant and equipment during 1998.

Mineral exploration expense was $4,625 for the three months ended December 31, 1998, as compared to $129,665 for the three months ended December 31, 1997, a decrease of $125,040 or 96.4%, primarily as a result of the Company reducing its exploration efforts to concentrate on developmental mining activities.

Loss from operations was $334,465 for the three months ended December 31, 1998, as compared to a loss from operations of $531,836 for the three months ended December 31, 1997.

Total other income, net was $83,543 for the three months ended December 31, 1998, as compared to $265,186 for the three months ended December 31, 1997, a decrease of $181,643 or 68.5%, primarily as a result of a reduction in interest income due to lower cash balances in 1998 as compared to 1997.

Net loss was $250,922 for the three months ended December 31, 1998, as compared to a net loss of $266,650 for the three months ended December 31, 1997.

The Company recognized Preferred Stock dividends of $245,100 for the three months ended December 31, 1998, as compared to $686,425 for the three months ended December 31, 1997, reflecting the reduction in the outstanding shares of Preferred Stock in 1998 as compared to 1997. The Company recognized the amortization of discount on Preferred Stock, which is reflected as a return to the preferred stockholders and as an increase in the loss to common stockholders, of $809,907 for the three months ended December 31, 1998, as compared to $2,168,593 for the three months ended December 31, 1997, reflecting the reduction in outstanding shares of Preferred stock in 1998 as compared to 1997. During the three months ended December 31, 1998, the Company recognized a Preferred Stock penalty of $2,184,259 relating to the delisting of the Company's common stock from NASDAQ on July 31, 1998.

Net loss applicable to common stockholders was $3,490,188 for the three months ended December 31, 1998, as compared to a net loss applicable to common stockholders of $3,121,668 for the three months ended December 31, 1997.

Consolidated Financial Condition - December 31, 1998:

Liquidity and Capital Resources:

The Company's cash and cash equivalents were $3,693,004 at December 31, 1998, as compared to $4,356,200 at September 30, 1998, a decrease of $663,196, primarily as a result of the cash utilized to repurchase shares of Preferred Stock. As of December 31, 1998, the Company's working capital was $2,668,795, as compared to $4,658,361 at September 30, 1998, a decrease of $1,989,566, respectively, primarily as a result of the repurchase of shares of Preferred Stock and the recognition of the Preferred Stock penalty. As a result, the Company's current ratio was 1.8:1 at December 31, 1998, as compared to 3.1:1 at September 30, 1998.

Operating. The Company's operations utilized cash resources of $86,781 during the three months ended December 31, 1998, as compared to $463,147 for the three months ended December 31, 1997, reflecting a reduction in cash resources utilized to support mining operations and related administrative costs in Zimbabwe, and reduced general and administrative expenses.

The Company's working capital resources consist primarily of cash and cash equivalents, marketable securities, and the net cash generated from the production and sale of gold. The Company anticipates that its working capital resources are adequate to fund operating expenditures during the remainder of the fiscal year ending September 30, 1999, excluding any major capital expenditures, the payment of a cash penalty to the holders of the Preferred Stock, or the redemption of the Preferred Stock at the maximum redemption obligation resulting from the technical default that occurred on July 31, 1998.

Investing. During the three months ended December 31, 1998, the Company generated net cash from investing activities of $68,761, which consisted of the proceeds from the disposition of marketable securities of $203,771, which was offset in part by the purchase of property and equipment of $135,010. During the three months ended December 31, 1997, the Company utilized net cash in investing activities of $2,998,763, which consisted primarily of the purchase of marketable securities of $2,053,343 and the purchase of property and equipment of

$988,781. As of December 31, 1998, the Company did not have any significant outstanding commitments for capital expenditures.

Financing. During the three months ended December 31, 1998, the Company utilized net cash in financing activities of $605,224 to repurchase and retire shares of Preferred Stock. During the three months ended December 31, 1997, the Company utilized net cash in financing activities of $2,164,615, primarily to repurchase common shares aggregating $2,037,157.

Inflation and Currency Matters:

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

The Company is required to sell its gold production from its mining operations in Zimbabwe to the Reserve Bank of Zimbabwe at the spot 2:00 p.m. London price on the day of delivery. Settlement of gold sales are in Zimbabwe dollars at the equivalent of the United States gold trading rate on the date of sale. The spot gold price on February 1, 1999 was $286.15 per ounce.

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

Operating costs are affected in part by inflation rates in Zimbabwe. Inflation in Zimbabwe was approximately 40% in 1998. The Zimbabwe dollar fell approximately 60% against the United States dollar during 1998.

In response to this situation, the government of Zimbabwe is considering several actions, including reintroducing exchange controls, pegging the exchange rate at below free market rates, and banning remittance of profits from Zimbabwe. On an unofficial basis, the government of Zimbabwe has also recently implemented policies designed to restrict the ability of companies to convert Zimbabwe dollars into foreign currencies and transfer such amounts out of Zimbabwe. Subject to the terms of intercompany loan agreements approved by the Reserve Bank of Zimbabwe, the Company is currently able to convert Zimbabwe dollars into United States dollars and transfer such amounts to the United States, although there can be no assurances that the Company will be able to continue to do so in the future.

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

New Accounting Pronouncements:

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company adopted SFAS No. 130 for its fiscal year beginning October 1, 1998. Adoption of SFAS No. 130 did not have a material effect on the Company's financial statement presentation and disclosures. Under SFAS No. 130, the Company reports the foreign currency translation adjustment as a component of comprehensive income.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 131 for its fiscal year beginning October 1, 1998. Application of SFAS No. 131 to interim periods in the initial year of adoption is not required. The Company does not anticipate that adoption of SFAS No. 131 will have a material effect on its financial statement presentation and disclosures.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which is effective for financial statements issued for fiscal years beginning after December

15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 132 for its fiscal year beginning October 1, 1998. The Company does not expect that adoption of SFAS No. 132 will have a material effect on its financial statement presentation and disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning October 1, 1999, and does not anticipate that its adoption will have a material effect on the Company's financial statement presentation and disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 1998 and December 31, 1998, the Company had an investment in marketable securities which consisted of United States government-backed mortgage securities of $1,588,536 and $1,371,804, respectively, bearing interest at 8% per annum, with an effective yield of approximately 7.7% per annum. Such investment is stated at market value, which approximates cost. This investment is the only investment of the Company whose market value is sensitive to changes in interest rates. The Company expects that the investment will be fully liquidated by December 2001. Although changes in short-term interest rates could affect the interim market value of this investment, the Company does not expect to incur any loss, since the investment is backed by the United States government and the Company intends to hold this investment to maturity.

As a result of the Company's assets and operations being concentrated in Zimbabwe, the Company is subject to substantial foreign currency exchange risk. The significant devaluation of the Zimbabwe dollar against the United States dollar during the past few years has had, and continues to have, a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company made its investment in its Zimbabwe assets and operations when the conversion rate of the United States dollar to the Zimbabwe dollars was approximately 1:13. At December 31, 1998, as a result of several factors, including significant inflation in Zimbabwe in 1997 and 1998, the conversion rate of the United States dollar to the Zimbabwe dollar was approximately 1:38. As a result, the Company's operations in Zimbabwe at current levels are profitable when measured in Zimbabwe dollars, but are not profitable when measured in United States dollars, as a result of the calculation of depreciation, depletion and amortization at historical conversion rates and the calculation of revenues and expenses at current conversion rates.

Due to the unique nature of the Company's Preferred Stock repurchase obligation and Preferred Stock penalty, the Company is unable to determine a market value for such obligations or their sensitivity to any external parameters.

The Company is required to sell its gold production from its mining operations in Zimbabwe to the Reserve Bank of Zimbabwe at the spot 2:00 p.m. London price on the day of delivery. Accordingly, the Company's revenues from the sale of its gold production is directly linked to the price of gold in world commodity trading markets. Furthermore, should the price of gold drop significantly, it may not be commercially feasible for the Company to continue to operate certain of its properties in the short-term. Under such circumstances, the Company may also be required to recognize a charge to operations to reflect a permanent impairment in the carrying value of its mineral properties and other assets related to gold production.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)  Sales of Equity Securities

         During the three months ended December 31, 1998, the Company issued 5,424,792 shares of common stock upon conversion of 260 shares of Preferred Stock. The shares of common stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the Securities and Exchange Commission thereunder, based on certain representations made to the Company by the converting stockholder. The stockholder is an investment fund that had originally purchased the shares of Preferred Stock in the Company's 1997 private placement.

         During the three months ended December 31, 1998, the Company issued 9,804 shares of Preferred Stock as the quarterly payment of the 8% annual dividend on the Preferred Stock. The aggregate value of such shares of Preferred Stock of $245,100 was recorded at the stated value of $25.00 per share. The shares of Preferred Stock were issued without registration in reliance upon the exemption afford by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the Securities and Exchange Commission thereunder, based on certain representations made to the Company by the stockholders. The stockholders were investors that had originally purchased the shares of Preferred Stock in the Company's 1997 private placement.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (b)  Material Delinquency with Respect to Preferred Stock

         Pursuant to the Investment Agreements, a technical default occurred when the Company's common stock was delisted from the NASDAQ SmallCap Market on July 31, 1998. The Company may be obligated to pay the holders of the Preferred Stock a cash penalty of 3% of the total purchase price of the Preferred Stock during any period in excess of 30 days that the Company's common stock is not listed and traded on NASDAQ or a national securities exchange. The Investment Agreements provide the holders of the Preferred Stock with the opportunity to have their shares redeemed by the Company at the adjusted liquidation preference plus accrued but unpaid dividends if the 3% penalty is not paid within 30 days of when due. The Company believes that the exercise of such rights by the holders of the Preferred Stock would be subject to legal challenge by the Company.

         Since the Company's common stock was delisted from NASDAQ on July 31, 1998, the Company has recorded a penalty of $3,023,996 through December 31, 1998, which has not been paid. As a result of the repurchase or conversion of 618,863 shares of Preferred Stock through December 31, 1998, such stockholders have waived the right to claim their proportionate share of the penalty, thus reducing the corresponding potential penalty obligation to $1,485,498 at December 31, 1998.

         The Company is currently engaged in discussions with the holders of the remaining shares of Preferred stock regarding various matters, including a waiver of the penalty and of their rights to require the Company to redeem their shares of Preferred Stock. There can be no assurances that the Company will be able to obtain a waiver or that the holders of the Preferred Stock will not exercise their rights to require the Company to redeem their shares. Should the holders of the Preferred Stock demand payment of the cash penalty or exercise their rights to require the Company to redeem their shares, and should the Company not prevail in its challenge to any such asserted rights, the Company may be forced to file for protection under the United States Bankruptcy Code.

         Since the right to require the Company to redeem these shares of Preferred Stock outstanding at September 30, 1998 and December 31, 1998 is outside the control of the Company, the carrying value of the Preferred Stock at such dates has been recorded in the consolidated financial statements at their maximum liquidation preference of $44,440,451 and $20,296,557, respectively, and such shares have been reclassified out of the shareholders' equity (deficiency) section of the consolidated balance sheet. As a result of the repurchase or conversion of 618,863 shares of Preferred Stock through December 31, 1998, such shareholders have waived the right to claim their proportionate share of the liquidation preference, thus reducing the maximum liquidation preference, and the corresponding potential redemption obligation, to $20,296,557 at December 31, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27  Financial Data Schedule (electronic filing only)

         (b)  Reports on Form 8-K:

              Three Months Ended December 31, 1998 - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              CASMYN CORP.
                                        ------------------------
                                              (Registrant)



                                             /s/ MARK S. ZUCKER
DATE:  May 11, 1999                     By:  ________________________
                                             Mark S. Zucker
                                             President and Chief
                                             Executive Officer



                                             /s/ ROBERT N. WEINGARTEN
DATE:  May 11, 1999                     By:  ________________________
                                             Robert N. Weingarten
                                             Chief Financial Officer