Form 10-Q
period 1999-03-31
CASMYN CORP
filed 1999-05-20
CIK 772320

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

                          CASMYN CORP. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets (Unaudited) - March 31, 1999 and September 30, 1998

               Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended March 31, 1999 and 1998

               Consolidated Statements of Comprehensive Income
               (Unaudited) - Three Months and Six Months Ended March 31, 1999 and 1998

               Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended March 31, 1999 and 1998

               Notes to Consolidated Financial Statements (Unaudited) - Six Months Ended March 31, 1999 and 1998

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures about Market
               Risk

PART II.  OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds

      Item 3.  Defaults Upon Senior Securities

      Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                          Casmyn Corp. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)

                                            March 31,     September 30,
                                              1999             1998
                                          -----------     -------------
ASSETS

CURRENT

  Cash and cash equivalents               $ 2,986,993      $ 4,356,200
  Marketable securities                     1,183,483        1,588,536
  Accounts receivable                         321,858          301,456
  Inventories (Note 1)                        602,546          643,135
  Prepaid expenses and other
    current assets                              3,826           20,830
                                          -----------      -----------
                                            5,098,706        6,910,157
                                          -----------      -----------

PROPERTY AND EQUIPMENT                     20,483,022       20,214,581
  Less accumulated
    depreciation, depletion
    and amortization                       (2,649,278)      (2,053,079)
                                          -----------      -----------
                                           17,833,744       18,161,502
                                          -----------      -----------

Other assets                                   10,244           23,262
                                          -----------      -----------
                                          $22,942,694      $25,094,921
                                          -----------      -----------
                                          -----------      -----------

                                   (continued)

                          Casmyn Corp. and Subsidiaries
               Consolidated Balance Sheets (Unaudited) (continued)

                                            March 31,     September 30,
                                              1999             1998
                                          -----------     -------------
LIABILITIES

CURRENT

Accounts payable                          $   439,877      $   518,823
Accrued liabilities                           682,969          893,236
Preferred Stock penalty
  (Note 2)                                  2,599,779          839,737
                                          -----------      -----------
                                            3,722,625        2,251,796

                                          -----------      -----------

PREFERRED STOCK (Note 2)                   20,697,623       44,440,451
                                           ----------       ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $0.10 par value
  Authorized - 20,000,000 shares
  Issued and outstanding -
    505,022 shares at March 31, 1999 and
    1,084,347 shares at September 30, 1998
    (Liquidation preference - $20,697,623 at
    March 31, 1999 and $44,440,451 at
    September 30, 1998) (Note 2)
Common stock, $0.04 par value
  Authorized - 300,000,000 shares
  Issued and outstanding -
    223,176,502 shares at March
    31, 1998 and 217,751,710 shares
    at September 30, 1998 (Note 2)          8,927,060        8,710,068
  Additional paid-in capital               54,397,471       29,272,294
  Accumulated deficit                     (61,017,002)     (55,866,898)
  Accumulated other comprehensive
    income (Note 1)                        (3,785,083)      (3,712,790)
                                          -----------      -----------
                                           (1,477,554)     (21,597,326)

                                          -----------      -----------
                                          $22,942,694      $25,094,921
                                          -----------      -----------
                                          -----------      -----------


          See accompanying notes to consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)


                                      Three Months Ended March 31,
                                    -------------------------------
                                        1999                1998
                                    ------------        -----------
REVENUE
  Gold sales                         $  954,123          $1,224,376
                                     -----------         ----------
COSTS AND EXPENSES
  Mineral production                    727,035             775,724
  General and administrative
    expenses                            214,700             630,908
  Professional services                  59,013             147,145
  Compensatory stock options              4,331
  Depreciation, depletion and
    amortization                        298,488             150,691
  Mineral exploration expense             4,625              29,158
                                     -----------         ----------
                                      1,308,192           1,733,626
                                     -----------         ----------
LOSS FROM OPERATIONS                   (354,069)           (509,250)
                                     -----------         ----------

OTHER INCOME (EXPENSE)
  Minority interest in net
    loss of consolidated
    subsidiary                                               41,400
  Gain (loss) on foreign
    currency translation                (12,376)            134,830
  Interest income, net                   68,558             130,580
  Gain on sale of investments                               143,304
  Loan guarantee loss (Note 5)                           (4,978,424)
  Loss on short-term
    investments                          (3,098)
  Other expense, net                                        (18,928)
                                     -----------         ----------
                                         53,084          (4,547,238)
                                     -----------         ----------
NET LOSS                             $ (300,985)        ($5,056,488)
                                     -----------         ----------
                                     -----------         ----------

                                   (continued)

                          Casmyn Corp. and Subsidiaries
          Consolidated Statements of Operations (Unaudited) (continued)

                                      Three Months Ended March 31,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS
  Net loss                           $  (300,985)       ($5,056,488)
  Less:
    Dividends on Preferred
      Stock (Note 2)                    (244,650)          (539,150)
    Amortization of discount
      on Preferred Stock
      (Note 2)                                           (1,896,660)
    Preferred Stock penalty
      (Note 2)                        (1,114,281)
                                     -----------         ----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                       ($1,659,916)       ($7,492,298)
                                     -----------         ----------
                                     -----------         ----------
LOSS PER COMMON SHARE - BASIC
  AND DILUTED (Note 1)                    ($0.01)            ($0.24)
                                     -----------         ----------
                                     -----------         ----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          223,176,502         30,914,485
                                     -----------         ----------
                                     -----------         ----------


          See accompanying notes to consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                       Six Months Ended March 31,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
REVENUE
  Gold sales                         $1,932,953          $2,201,406
                                     -----------         ----------
COSTS AND EXPENSES
  Mineral production                  1,387,999           1,424,910
  General and administrative
    expenses                            511,873           1,167,247
  Professional services                 104,480             183,546
  Compensatory stock options              8,662
  Depreciation, depletion and
    amortization                        599,223             307,966
  Mineral exploration expense             9,250             158,823
                                     -----------         ----------
                                      2,621,487           3,242,492
                                     -----------         ----------
LOSS FROM OPERATIONS                   (688,534)         (1,041,086)
                                     -----------         ----------
OTHER INCOME (EXPENSE)
  Minority interest in net
    loss of consolidated
    subsidiary                                               81,543
  Gain (loss) on foreign
    currency translation                (17,343)             58,204
  Interest income, net                  178,047             432,249
  Gain on sale of investments                               143,304
  Loan guarantee loss (Note 5)                           (4,978,424)
  Loss on short-term
    investments                         (24,077)
  Other expense, net                                        (18,928)
                                     -----------         ----------
                                        136,627          (4,282,052)
                                     -----------         ----------
NET LOSS                             $ (551,907)        ($5,323,138)
                                     -----------         ----------
                                     -----------         ----------

                                    (continued)

                          Casmyn Corp. and Subsidiaries
          Consolidated Statements of Operations (Unaudited) (continued)

                                       Six Months Ended March 31,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS
  Net loss                          $   (551,907)      ($ 5,323,138)
  Less:
    Dividends on Preferred
      Stock (Note 2)                    (489,750)        (1,225,575)
    Amortization of discount
      on Preferred Stock
      (Note 2)                          (809,907)        (4,065,253)
    Preferred Stock penalty
      (Note 2)                        (3,298,540)
                                     -----------        -----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                       ($5,150,104)      ($10,613,966)
                                     -----------        -----------
                                     -----------        -----------
LOSS PER COMMON SHARE - BASIC
  AND DILUTED (Note 1)                    ($0.02)            ($0.48)
                                     -----------        -----------
                                     -----------        -----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          220,464,106         22,138,838
                                     -----------        -----------
                                     -----------        -----------



          See accompanying notes to consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
           Consolidated Statements of Comprehensive Income (Unaudited)

                                      Three Months Ended March 31,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
NET LOSS                            $  (300,985)        ($5,056,488)

Other comprehensive income
  (Note 1):
  Foreign currency translation
    adjustment (Note 1)                 (37,314)           (276,239)
                                    ------------        -----------
COMPREHENSIVE INCOME (LOSS)         $  (338,299)        ($5,332,727)
                                    ------------        -----------
                                    ------------        -----------


          See accompanying notes to consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
           Consolidated Statements of Comprehensive Income (Unaudited)

                                       Six Months Ended March 31,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
NET LOSS                            $  (551,907)        ($5,323,138)

Other comprehensive income
  (Note 1):
  Foreign currency translation
    adjustment (Note 1)                 (72,293)            (70,793)
                                    ------------        -----------
COMPREHENSIVE INCOME (LOSS)         $  (624,200)        ($5,393,931)
                                    ------------        -----------
                                    ------------        -----------





          See accompanying notes to consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                       Six Months Ended March 31,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
OPERATING ACTIVITIES
  Net loss                           $ (551,907)        $(5,323,138)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
      Depreciation, depletion
        and amortization                599,223             307,966
      Foreign exchange (gain)
        loss                             17,343             (58,204)
      Minority interest in net
        loss of consolidated
        subsidiary                                          (81,543)
      Compensatory stock option
        expense                           8,662
      Loss on short-term
        investments                      24,077
      Loan guarantee loss                                 4,978,424
      Changes in operating
        assets and liabilities:
        (Increase) decrease in:
          Accounts receivable           (20,402)           (299,779)
          Inventories                    40,589              45,982
          Prepaid expenses and
            other current assets         17,004             227,045
          Other assets                   13,018            (170,163)
        Increase (decrease) in:
          Accounts payable              (78,946)            227,243
          Accrued liabilities          (210,267)           (227,193)
                                    -----------         -----------
  Net cash used in operating
    activities                         (141,606)           (373,360)
                                    -----------         -----------

INVESTING ACTIVITIES
  Purchase of property and
    equipment                          (271,465)         (2,485,392)
  Purchase of marketable
    securities                                           (2,053,343)
  Proceeds from disposition
    of marketable securities            380,976             161,558
                                    -----------         -----------
  Net cash provided by (used
    in) investing activities            109,511          (4,377,177)
                                    -----------         -----------
                                    -----------         -----------

                                   (continued)

                          Casmyn Corp. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)

                                       Six Months Ended March 31,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
FINANCING ACTIVITIES
  Increase in restricted cash                             5,074,659
  Payment under loan guarantee                           (4,978,424)
  Repayments of long-term debt                              (58,418)
  Increase in line of credit                                 15,303
  Exercise of stock options                                   2,797
  Purchase and retirement of
    common stock                                         (2,037,157)
  Purchase and retirement of
    Preferred Stock                  (1,247,472)
                                    -----------         -----------
  Net cash used in financing
    activities                       (1,247,472)         (1,981,240)
                                    -----------         -----------
Effect of exchange rate changes
  on cash and cash equivalents          (89,640)            (12,589)
                                    -----------         -----------
CASH AND CASH EQUIVALENTS:
  Net decrease                       (1,369,207)         (6,744,366)
  At beginning of period              4,356,200          18,185,515
                                    -----------         -----------
  At end of period                   $2,986,993         $11,441,149
                                    -----------         -----------
                                    -----------         -----------


          See accompanying notes to consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                    Six Months Ended March 31, 1999 and 1998

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

      Foreign Currency Translation - Effective October 1, 1997, the United States dollar was adopted as the functional currency for the Company's operations in Zimbabwe. Non-monetary assets and liabilities are translated into United States dollars at historical rates, which for the pre-existing balances was the rate in effect at October 1, 1997 of approximately US$1.00 = ZIM$13.00. Amortization and other charges related to non-monetary items are translated into United States dollars using the same exchange rate. Revenue and expense accounts continue to be translated using the weighted average exchange rate prevailing during the reporting period. The average exchange rate for the three months ended March 31, 1999 was approximately US$1.00 = ZIM$39.00 and for the six months ended March 31, 1999 was approximately US$1.00 = ZIM$38.00. Translation adjustments arising from the Zimbabwe operations are reflected in the statement of operations.

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

      Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 1999, results of operations for the three months and six months ended March 31, 1999 and 1998, comprehensive income for the three months and six months ended March 31, 1999 and 1998, and cash flows for the six months ended March 31, 1999 and 1998. The consolidated balance sheet as of September 30, 1998 is derived from the Company's audited financial statements.

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

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates used by management in preparing the accompanying consolidated financial statements include estimates of future gold prices, recoverable reserves and estimated capital costs, which are utilized to assess the carrying value of the Company's mineral properties, plant and equipment and to calculate depreciation and depletion charges.

      The results of operations for the three months and six months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 1999.

      Inventories - Inventories consist of mining supplies.

      Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

      Other Comprehensive Income - The foreign currency translation adjustment is the only component of other comprehensive income.

      Loss per Share - Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue shares of common stock, including stock options, warrants and convertible preferred stock, were exercised or converted into shares of common stock. These potentially dilutive securities were anti-dilutive during the three months and six months ended March 31, 1999 and 1998. Basic and diluted earnings per share are the same for all periods presented.

2.    Stockholders' Equity (Deficiency)

      Common Stock - During the six months ended March 31, 1998, the Company repurchased and retired 402,500 shares of common stock for aggregate cash payments of $2,037,157.

      During the six months ended March 31, 1999, the Company issued 5,424,792 shares of common stock upon conversion of 260 shares of First Convertible Preferred Stock (the "Preferred Stock").

      Subsequent to March 31, 1999, the Company issued 20,401,640 shares of common stock upon conversion of 1,664 shares of Preferred Stock.

      Preferred Stock - During the three months ended March 31, 1998 and 1999, the Company issued 21,566 shares and 9,786 shares, respectively, of Preferred Stock as the quarterly payment of the 8% annual dividend on the Preferred Stock. The aggregate value of such shares of Preferred Stock of $539,150 and $244,650 for the three months ended March 31, 1998 and 1999, respectively, was recorded at the stated value of $25.00 per share.

      During the six months ended March 31, 1998 and 1999, the Company issued 49,023 shares and 19,590 shares, respectively, of Preferred Stock as the aggregate quarterly payment of the 8% annual dividend on the Preferred Stock. The aggregate value of such shares of Preferred Stock of $1,225,575 and $489,750 for the six months ended March 31, 1998 and 1999, respectively, was recorded at the stated value of $25.00 per share.

      During the six months ended March 31, 1999, the Company repurchased and retired 598,655 shares of Preferred Stock for aggregate cash payments of $1,247,472, resulting in an increase to stockholders' equity of $26,083,215 as a result of the waiver by the sellers of the Preferred Stock of a penalty of $1,538,498 and the liquidation preference of $24,544,717.

      The Preferred Stock Investment Agreement dated April 11, 1997 and the Preferred Stock Investment Agreement dated September 2, 1997 (the "Investment Agreements") specify that the Preferred Stock is convertible into common stock at a discount to the common stock price ranging from 8.5% to 39%, depending on the date on which such shares were converted. The discount is considered to be an additional Preferred Stock dividend. Accordingly, during the six months ended March 31, 1998 and 1999, the Company recorded a charge to accumulated deficit and a corresponding increase to additional paid-in capital of $4,065,253 and $809,907, respectively. During the three months ended March 31, 1998, the Company recorded a charge to accumulated deficit of $1,896,660 and a corresponding increase to additional paid-in capital of $1,896,660. The Company did not record any additional Preferred Stock dividend during the three months ended March 31, 1999, as the Company completed the recognition of this additional Preferred Stock dividend during October 1998.

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

      Since the Company's common stock was delisted from NASDAQ on July 31, 1998, the Company has recorded a penalty of $1,114,281 and $3,298,540 for the three months and six months ended March 31, 1999, respectively, which has not been paid. As a result of the repurchase or conversion of 618,863 shares of Preferred Stock through March 31, 1999, such stockholders have waived the right to claim their proportionate share of the penalty, thus reducing the corresponding potential penalty obligation by $1,538,498.

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

      Since the right to require the Company to redeem these shares of Preferred Stock outstanding at September 30, 1998 and March 31, 1999 is outside the control of the Company, the carrying value of the Preferred Stock at such dates has been recorded in the consolidated financial statements at their maximum liquidation preference of $44,440,451 and $20,697,623, respectively, and such shares have been reclassified out of the stockholders' equity (deficiency) section of the consolidated balance sheet. As a result of the repurchase or conversion of 598,915 shares of Preferred Stock during the six months ended March 31, 1999, such shareholders have waived the right to claim their proportionate share of the liquidation preference, thus reducing the maximum liquidation preference, and the corresponding potential redemption obligation, by $24,544,717.

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

4.    WaterPur International Inc.

      Effective September 30, 1997, subject to certain conditions, the Company restructured its investment in an affiliated public company, WaterPur International Inc. ("WaterPur"), and received an aggregate of 7,900,004 shares of convertible preferred stock of WaterPur. Also effective September 30, 1997, the Company's Board of Directors approved the spin-off of the 7,900,004 shares of convertible preferred stock to the common and preferred stockholders of the Company of record on October 15, 1997, subject to compliance with regulatory requirements and certain other conditions. Accordingly, at September 30, 1997, the Company had an investment in WaterPur of $4,574,368, and a corresponding dividend payable.

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

5.    Loan Guarantee Loss

      As of September 30, 1998, the Company had $5,074,659 of restricted cash (including accrued interest of $74,659), which had been deposited with two financial institutions under the Company's guarantees of two short-term loans. Under agreements with such parties, the loans were secured by certain investment accounts that contained shares of common stock of the Company. During the three months ended March 31, 1998, the significant decline in the price per share of the Company's common stock created an impairment in the value of the shares of common stock in the accounts with such financial institutions. As a result, the financial institutions proceeded to call the guarantees provided by the Company, resulting in the Company incurring a loss of $4,978,424 during the three months and six months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding the price of gold, estimated future production, estimated future production costs, currency, political and economic risks, exploration plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Recent Developments:

During August 1998, the Board of Directors was reconfigured, with two members resigning and four new directors being appointed. On October 1, 1998, Amyn S. Dahya resigned as President and Chief Executive Officer and was replaced by Mark S. Zucker, one of the new directors. New management commenced a comprehensive review and evaluation of the Company's existing capital structure and business operations, with the objective of maximizing value for all of the Company's equity holders. In this regard, during the six months ended March 31, 1999, the Company purchased and retired 598,655 shares of Preferred Stock for aggregate cash payments of $1,247,472, resulting in an increase to stockholders' equity of $26,083,215 as a result of the waiver by the sellers of the Preferred Stock of a penalty of $1,538,498 and the liquidation preference of $24,544,717.

Commencing October 1, 1998, the Company also began the implementation of a plan to streamline its operations worldwide, divest its interests in all non-core businesses, and focus its efforts on its mining operations in Zimbabwe. In this regard, the Company has implemented programs to evaluate ways to improve production and achieve production efficiencies, increase gold reserves, reduce capital expenditures and operating costs, maximize operating profits and operating cash flows, and evaluate future opportunities. The Company has reduced its executive management and corporate staff from seven to three people, eliminating standard employee benefits and utilizing part-time personnel as necessary. During this period, the Company closed its expensive corporate and administrative offices in Vancouver, British Columbia, Canada, significantly reducing occupancy costs, as well as travel and various other corporate expenses.

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

Consolidated Results of Operations:

Three Months Ended March 31, 1999 and 1998:

Revenues for the three months ended March 31, 1999 were $954,123, reflecting the sale of 3,360 ounces of gold. Revenues for the three months ended March 31, 1998 were $1,224,376, reflecting the sale of 4,038 ounces of gold. The average selling price of gold for the three months ended March 31, 1999 was approximately $284 per ounce, as compared to $303 for the three months ended March 31, 1998. Mineral operations expenses related to gold production for the three months ended March 31, 1999 were $727,035 or 76.2% of revenues, as compared to $775,724 or 63.4% of revenues for the three months ended March 31, 1998. The average direct production cash cost per ounce of gold was $216 in 1999 as compared to $192 in 1998.

General and administrative expenses were $214,700 for the three months ended March 31, 1999, as compared to $630,908 for the three months ended March 31, 1998, a decrease of $416,208 or 66.0%. General and administrative expenses decreased in 1999 as compared to 1998 as a result of the effect of new management's cost reduction efforts, which included, among other things, a reduction in personnel and personnel related costs, as well as reductions in various other general and administrative expense categories.

Professional services expenses were $59,013 for the three months ended March 31, 1999, as compared to $147,145 for the three months ended March 31, 1998, a decrease of $88,132 or 59.9%, as a result of new management's cost reduction efforts.

Depreciation, depletion and amortization expense was $298,488 for the three months ended March 31, 1999, as compared to $150,691 for the three months ended March 31, 1998, an increase of $147,797 or 98.1%, reflecting additions to property, plant and equipment during the fiscal year ended September 30, 1998.

Mineral exploration expense was $4,625 for the three months ended March 31, 1999, as compared to $29,158 for the three months ended March 31, 1998, a decrease of $24,533 or 84.1%, primarily as a result of the Company reducing its exploration efforts to concentrate on developmental mining activities.

Loss from operations was $354,069 for the three months ended March 31, 1999, as compared to a loss from operations of $509,250 for the three months ended March 31, 1998.

As of September 30, 1998, the Company had $5,074,659 of restricted cash (including accrued interest of $74,659), which had been deposited with two financial institutions under the Company's guarantees of two short-term loans. Under agreements with such parties, the loans were secured by certain investment accounts that contained shares of common stock of the Company. During the three months ended March 31, 1998, the significant decline in the price per share of the Company's common stock created an impairment in the value of the shares of common stock in the accounts with such financial institutions. As a result, the financial institutions proceeded to call the guarantees provided by the Company, resulting in the Company incurring a loss of $4,978,424 during the three months ended March 31, 1998.

Interest income, net was $68,558 for the three months ended March 31, 1999, as compared to $130,580 for the three months ended March 31, 1998, as a result of lower cash balances in 1999 as compared to 1998.

Net loss was $300,985 for the three months ended March 31, 1999, as compared to a net loss of $5,056,488 for the three months ended March 31, 1998.

The Company recognized Preferred Stock dividends of $244,650 for the three months ended March 31, 1999, as compared to $539,150 for the three months ended March 31, 1998, reflecting the reduction in the outstanding shares of Preferred Stock in 1999 as compared to 1998. The Company recognized the amortization of discount on Preferred Stock, which is reflected as a return to the preferred stockholders and as an increase in the loss to common stockholders, of $1,896,660 for the three months ended March 31, 1998. The Company did not recognize any amortization of discount on Preferred stock for the three months ended March 31, 1999, as the Company completed the recognition of this additional Preferred Stock dividend during October 1998. During the three months ended March 31, 1999, the Company recognized a Preferred Stock penalty of $1,114,281 relating to the delisting of the Company's common stock from NASDAQ on July 31, 1998.

Net loss applicable to common stockholders was $1,659,916 for the three months ended March 31, 1999, as compared to a net loss applicable to common stockholders of $7,492,298 for the three months ended March 31, 1998.

Six Months Ended March 31, 1999 and 1998:

Revenues for the six months ended March 31, 1999 were $1,932,953, reflecting the sale of 6,709 ounces of gold. Revenues for the six months ended March 31, 1998 were $2,201,406, reflecting the sale of 7,395 ounces of gold. The average selling price of gold for the six months ended March 31, 1999 was approximately $288 per ounce, as compared to $298 for the six months ended March 31, 1998. Mineral operations expenses related to gold production for the six months ended March 31, 1999 were $1,387,999 or 71.8% of revenues, as compared to $1,424,910 or 64.7% of revenues for the six months ended March 31, 1998. The average direct production cash cost per ounce of gold was $207 in 1999 as compared to $193 in 1998.

General and administrative expenses were $511,873 for the six months ended March 31, 1999, as compared to $1,167,247 for the six months ended March 31, 1998, a decrease of $655,374 or 56.1%. General and administrative expenses decreased in 1999 as compared to 1998 as a result of the effect of new management's cost reduction efforts, which included, among other things, a reduction in personnel and personnel related costs, as well as reductions in various other general and administrative expense categories.

Professional services expenses were $104,480 for the six months ended March 31, 1999, as compared to $183,546 for the six months ended March 31, 1998, a decrease of $79,066 or 43.1%, as a result of new management's cost reduction efforts.

Depreciation, depletion and amortization expense was $599,223 for the six months ended March 31, 1999, as compared to $307,966 for the six months ended March 31, 1998, an increase of $291,257 or 94.6%, reflecting additions to property, plant and equipment during the fiscal year ended September 30, 1998.

Mineral exploration expense was $9,250 for the six months ended March 31, 1999, as compared to $158,823 for the six months ended March 31, 1998, a decrease of $149,573 or 94.2%, primarily as a result of the Company reducing its exploration efforts to concentrate on developmental mining activities.

Loss from operations was $688,534 for the six months ended March 31, 1999, as compared to a loss from operations of $1,041,086 for the six months ended March 31, 1998.

As of September 30, 1998, the Company had $5,074,659 of restricted cash (including accrued interest of $74,659), which had been deposited with two financial institutions under the Company's guarantees of two short-term loans. Under agreements with such parties, the loans were secured by certain investment accounts that contained shares of common stock of the Company. During the three months ended March 31, 1998, the significant decline in the price per share of the Company's common stock created an impairment in the value of the shares of common stock in the accounts with such financial institutions. As a result, the financial institutions proceeded to call the guarantees provided by the Company, resulting in the Company incurring a loss of $4,978,424 during the six months ended March 31, 1998.

Interest income, net was $178,047 for the six months ended March 31, 1999, as compared to $432,249 for the six months ended March 31, 1998, as a result of lower cash balances in 1999 as compared to 1998.

Net loss was $551,907 for the six months ended March 31, 1999, as compared to a net loss of $5,323,138 for the six months ended March 31, 1998.

The Company recognized Preferred Stock dividends of $489,750 for the six months ended March 31, 1999, as compared to $1,225,575 for the six months ended March 31, 1998, reflecting the reduction in the outstanding shares of Preferred Stock in 1999 as compared to 1998. The Company recognized the amortization of discount on Preferred Stock, which is reflected as a return to the preferred stockholders and as an increase in the loss to common stockholders, of $809,907 for the six months ended March 31, 1999, as compared to $4,065,253 for the six months ended March 31, 1998. The Company completed the recognition of this additional Preferred Stock dividend during October 1998. During the six months ended March 31, 1999, the Company recognized a Preferred Stock penalty of $3,298,540 relating to the delisting of the Company's common stock from NASDAQ on July 31, 1998.

Net loss applicable to common stockholders was $5,150,104 for the six months ended March 31, 1999, as compared to a net loss applicable to common stockholders of $10,613,966 for the six months ended March 31, 1998.

Consolidated Financial Condition - March 31, 1999:

Liquidity and Capital Resources:

The Company's cash and cash equivalents were $2,986,993 at March 31, 1999, as compared to $4,356,200 at September 30, 1998, a decrease of $1,369,207, primarily as a result of the cash utilized to repurchase shares of Preferred Stock. As of March 31, 1999, the Company's working capital was $1,376,081, as compared to $4,658,361 at September 30, 1998, a decrease of $3,282,280, respectively, primarily as a result of the repurchase of shares of Preferred Stock and the recognition of the Preferred Stock penalty. As a result, the Company's current ratio was 1.4:1 at March 31, 1999, as compared to 3.1:1 at September 30, 1998.

Operating. The Company's operations utilized cash resources of $141,606 during the six months ended March 31, 1999, as compared to $373,360 for the six months ended March 31, 1998, reflecting a reduction in cash resources utilized to support mining operations and related administrative costs in Zimbabwe, and reduced general and administrative expenses.

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

Investing. During the six months ended March 31, 1999, the Company generated net cash from investing activities of $109,511, which consisted of the proceeds from the disposition of marketable securities of $380,976, offset in part by the purchase of property and equipment of $271,465. During the six months ended March 31, 1998, the Company utilized net cash in investing activities of $4,377,177, which consisted of the purchase of marketable securities of $2,053,343 and the purchase of property and equipment of $2,485,392, offset in part by the proceeds from the disposition of marketable securities of $161,558. As of March 31, 1999, the Company did not have any significant outstanding commitments for capital expenditures.

Financing. During the six months ended March 31, 1999, the Company utilized net cash in financing activities of $1,247,472 to repurchase and retire shares of Preferred Stock. During the six months ended March 31, 1998, the Company utilized net cash in financing activities of $1,981,240, primarily to repurchase common shares aggregating $2,037,157. The loan guarantee loss of $4,978,424 recognized during the three months and six months ended March 31, 1998 was funded by a reduction in restricted cash of $5,074,659.

Inflation and Currency Matters:

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

The Company is required to sell its gold production from its mining operations in Zimbabwe to the Reserve Bank of Zimbabwe at the spot 2:00 p.m. London price on the day of delivery. Settlement of gold sales are in Zimbabwe dollars at the equivalent of the United States gold trading rate on the date of sale. The spot gold price on April 30, 1999 was $286.55 per ounce.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning October 1, 2000, and does not anticipate that its adoption will have a material effect on the Company's financial statement presentation and disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 1998 and March 31, 1999, the Company had an investment in marketable securities which consisted of United States government-backed mortgage securities of $1,588,536 and $1,183,483, respectively, bearing interest at 8% per annum, with an effective yield of approximately 7.7% per annum. Such investment is stated at market value, which approximates cost. This investment is the only investment of the Company whose market value is sensitive to changes in interest rates. The Company expects that the investment will be fully liquidated by December 2001. Although changes in short-term interest rates could affect the interim market value of this investment, the Company does not expect to incur any loss, since the investment is backed by the United States government and the Company currently intends to hold this investment to maturity.

As a result of the Company's assets and operations being concentrated in Zimbabwe, the Company is subject to substantial foreign currency exchange risk. The significant devaluation of the Zimbabwe dollar against the United States dollar during the past few years has had, and continues to have, a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company made its investment in its Zimbabwe assets and operations when the conversion rate of the United States dollar to the Zimbabwe dollars was approximately 1:13. At March 31, 1999, as a result of several factors, including significant inflation in Zimbabwe in 1997 and 1998, the conversion rate of the United States dollar to the Zimbabwe dollar was approximately 1:39. As a result, the Company's operations in Zimbabwe at current levels are profitable when measured in Zimbabwe dollars, but are not profitable when measured in United States dollars, as a result of the calculation of depreciation, depletion and amortization at historical conversion rates and the calculation of revenues and expenses at current conversion rates.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)   Sales of Equity Securities

         Effective January 18, 1999, the Board of Directors of the Company granted the Company's President and Chief Executive Officer an option to purchase 75,807 shares of Preferred Stock at an exercise price of $2.00 per share, which the Board of Directors believes approximates fair market value at the grant date. The stock option is exercisable immediately through December 23, 1999, and is subject to annual renewal if not terminated by the Board of Directors. The stock option was issued without registration in reliance upon the exemption afforded by
         Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the President and Chief Executive Officer.

         During the three months ended March 31, 1999, the Company issued 9,786 shares of Preferred Stock as the quarterly payment of the 8% annual dividend on the Preferred Stock. The aggregate value of such shares of Preferred Stock of $244,650 was recorded at the stated value of $25.00 per share. The shares of Preferred Stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the Securities and Exchange Commission thereunder, based on certain representations made to the Company by the stockholders. The stockholders were investors that had originally purchased the shares of Preferred Stock in the Company's 1997 private placement.

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

         Since the Company's common stock was delisted from NASDAQ on July 31, 1998, the Company has recorded a penalty of $1,114,281 and $3,298,540 for the three months and six months ended March 31, 1999, respectively, which has not been paid. As a result of the repurchase or conversion of 598,915 shares of Preferred Stock during the six months ended March 31, 1999, such stockholders have waived the right to claim their proportionate share of the penalty, thus reducing the corresponding potential penalty obligation by $1,538,498.

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

         Since the right to require the Company to redeem these shares of Preferred Stock outstanding at September 30, 1998 and March 31, 1999 is outside the control of the Company, the carrying value of the Preferred Stock at such dates has been recorded in the consolidated financial statements at their maximum liquidation preference of $44,440,451 and $20,697,623, respectively, and such shares have been reclassified out of the stockholders' equity (deficiency) section of the consolidated balance sheet. As a result of the repurchase or conversion of 598,915 shares of Preferred Stock during the six months ended March 31, 1999, such shareholders have waived the right to claim their proportionate share of the liquidation preference, thus reducing the maximum liquidation preference, and the corresponding potential redemption obligation, by $24,544,717.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:

              27    Financial Data Schedule (electronic filing only)

        (b)   Reports on Form 8-K:

              Three Months Ended March 31, 1999 - None

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


                                                  CASMYN CORP.
                                             ------------------------
                                                  (Registrant)



DATE:  May 18, 1999                     By:  /s/ MARK S. ZUCKER
                                             -------------------------
                                             Mark S. Zucker
                                             President and Chief
                                             Executive Officer


DATE:  May 18, 1999                     By:  /s/ ROBERT N. WEINGARTEN
                                             -------------------------
                                             Robert N. Weingarten
                                             Chief Financial Officer