Form 10-Q
period 1999-06-30
CASMYN CORP
filed 1999-08-16
CIK 772320

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES ACT OF 1934

     For the quarterly period ended June 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of July 31, 1999, the Company had 243,578,142 shares of common stock issued and outstanding.

         Documents incorporated by reference:  None.

                          CASMYN CORP. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets (Unaudited) - June 30,
               1999 and September 30, 1998

               Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended June 30, 1999 and 1998

               Consolidated Statements of Comprehensive Income
               (Unaudited) - Three Months and Nine Months Ended June 30, 1999 and 1998

               Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended June 30, 1999 and 1998

               Notes to Consolidated Financial Statements (Unaudited) - Nine Months Ended June 30, 1999 and 1998

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures about Market
               Risk


PART II. OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds

      Item 3.  Defaults Upon Senior Securities

      Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                       Casmyn Corp. and Subsidiaries
                  Consolidated Balance Sheets (Unaudited)


                                           June 30,       September 30,
                                             1999             1998
                                          -----------     -------------
ASSETS

CURRENT

  Cash and cash equivalents               $ 3,016,079      $ 4,356,200
  Marketable securities                     1,011,003        1,588,536
  Accounts receivable                         227,555          301,456
  Inventories (Note 1)                        478,495          643,135
  Prepaid expenses and other
    current assets                             20,721           20,830
                                          -----------      -----------
                                            4,753,853        6,910,157
                                          -----------      -----------

PROPERTY AND EQUIPMENT                     20,725,377       20,214,581
  Less accumulated
    depreciation, depletion
    and amortization                       (3,034,085)      (2,053,079)
                                          -----------      -----------
                                           17,691,292       18,161,502
                                          -----------      -----------

Other assets                                   10,244           23,262
                                          -----------      -----------
                                          $22,455,389      $25,094,921
                                          -----------      -----------
                                          -----------      -----------

                                (continued)

                          Casmyn Corp. and Subsidiaries
               Consolidated Balance Sheets (Unaudited) (continued)

                                           June 30,       September 30,
                                             1999              1998
                                         ------------     -------------
LIABILITIES

CURRENT

Accounts payable                         $    503,320     $    518,823
Accrued liabilities                           635,350          893,236
Preferred Stock penalty
  (Note 2)                                  3,736,352          839,737
                                         ------------     -------------
                                            4,875,022        2,251,796
                                         ------------     -------------

PREFERRED STOCK (Note 2)                   21,041,599       44,440,451
                                         ------------     -------------


STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $0.10 par value
  Authorized - 20,000,000 shares
  Issued and outstanding -
    513,415 shares at June 30,
    1999 and 1,084,347 shares at
    September 30, 1998
    (Liquidation preference -
    $21,041,599 at June 30, 1999
    and $44,440,451 at
    September 30, 1998) (Note 2)
Common stock, $0.04 par value
  Authorized - 300,000,000 shares
  Issued and outstanding -
    243,578,142 shares at June 30,
    1999 and 217,751,710 shares
    at September 30, 1998 (Note 2)          9,743,126        8,710,068
  Additional paid-in capital               53,503,337       29,272,294
  Accumulated deficit                     (62,974,218)     (55,866,898)
  Accumulated other comprehensive
    income (Note 1)                        (3,733,477)      (3,712,790)
                                         ------------     -------------
                                           (3,461,232)     (21,597,326)
                                         ------------     -------------
                                         $ 22,455,389     $ 25,094,921
                                         ------------     -------------
                                         ------------     -------------

  See accompanying notes to consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)

                                      Three Months Ended June 30,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
REVENUE
  Gold sales                         $  939,811         $ 1,240,077
                                     ----------         -----------

COSTS AND EXPENSES
  Mineral production                    747,378           1,084,258
  General and administrative            489,674             529,839
  Compensatory stock options
    (Note 1)                              4,331
  Depreciation, depletion and
    amortization                        292,246             209,758
  Mineral exploration                     4,625             102,342
                                     ----------         -----------
                                      1,538,254           1,926,197
                                     ----------         -----------

LOSS FROM OPERATIONS                   (598,443)           (686,120)
                                     ----------         -----------

OTHER INCOME (EXPENSE)
  Minority interest in net
    loss of consolidated
    subsidiary                                               41,162
  Equity in net loss of
    affiliate, including
    write-down of investment                             (3,152,368)
  Gain (loss) on foreign
    currency translation                (13,890)            208,101
  Interest income, net                   64,005             146,426
  Gain on sale of investments                                16,000
  Loss on short-term
    investments                         (19,151)
  Other income (expense), net             8,411              (3,330)
                                     ----------         -----------
                                         39,375          (2,744,009)
                                     ----------         -----------
NET LOSS                             $ (559,068)        $(3,430,129)
                                     ----------         -----------
                                     ----------         -----------


                                 (continued)

                          Casmyn Corp. and Subsidiaries
          Consolidated Statements of Operations (Unaudited) (continued)

                                      Three Months Ended June 30,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS
  Net loss                          $  (559,068)        $(3,430,129)
  Less:
    Dividends on Preferred
      Stock (Note 2)                   (251,425)           (529,925)
    Amortization of discount
      on Preferred Stock
      (Note 2)                                           (2,966,567)
    Preferred Stock penalty
      (Note 2)                       (1,146,723)
                                    -----------         -----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                      $(1,957,216)        $(6,926,621)
                                    -----------         -----------
                                    -----------         -----------
LOSS PER COMMON SHARE - BASIC
  AND DILUTED (Note 1)                   $(0.01)             $(0.04)
                                    -----------         -----------
                                    -----------         -----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         236,385,023         171,066,305
                                    -----------         -----------
                                    -----------         -----------


 See accompanying notes to consolidated financial statements.

                    Casmyn Corp. and Subsidiaries
          Consolidated Statements of Operations (Unaudited)

                                       Nine Months Ended June 30,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
REVENUE
  Gold sales                        $ 2,872,764         $ 3,441,483
                                    -----------         -----------

COSTS AND EXPENSES
  Mineral production                  2,135,377           2,509,168
  General and administrative          1,106,027           1,880,632
  Compensatory stock options
    (Note 1)                             12,993
  Depreciation, depletion and
    amortization                        891,469             517,724
  Mineral exploration                    13,875             261,165
                                    -----------         -----------
                                      4,159,741           5,168,689
                                    -----------         -----------
LOSS FROM OPERATIONS                 (1,286,977)         (1,727,206)
                                    -----------         -----------

OTHER INCOME (EXPENSE)
  Minority interest in net
    loss of consolidated
    subsidiary                                              122,705
  Equity in net loss of
    affiliate, including
    write-off of investment                              (3,152,368)
  Gain (loss) on foreign
    currency translation                (31,233)            266,305
  Interest income, net                  242,052             578,675
  Gain on sale of investments                               159,304
  Loan guarantee loss (Note 5)                           (4,978,424)
  Loss on short-term
    investments                         (43,228)
  Other income (expense), net             8,411             (22,258)
                                    -----------         -----------
                                        176,002          (7,026,061)
                                    -----------         -----------
NET LOSS                            $(1,110,975)        $(8,753,267)
                                    -----------         -----------
                                    -----------         -----------


                                 (continued)

                   Casmyn Corp. and Subsidiaries
    Consolidated Statements of Operations (Unaudited) (continued)

                                       Nine Months Ended June 30,
                                    -------------------------------
                                        1999               1998
                                    -----------        ------------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS
  Net loss                          $(1,110,975)       $ (8,753,267)
  Less:
    Dividends on Preferred
      Stock (Note 2)                   (741,175)         (1,755,500)
    Amortization of discount
      on Preferred Stock
      (Note 2)                         (809,907)         (7,031,820)
    Preferred Stock penalty
      (Note 2)                       (4,445,263)
                                    -----------        ------------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                      $(7,107,320)       $(17,540,587)
                                    -----------        ------------
                                    -----------        ------------
LOSS PER COMMON SHARE - BASIC
  AND DILUTED (Note 1)                   $(0.03)             $(0.24)
                                         ------              ------
                                         ------              ------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         225,473,013          72,170,982
                                    -----------        ------------
                                    -----------        ------------


  See accompanying notes to consolidated financial statements.

                  Casmyn Corp. and Subsidiaries
   Consolidated Statements of Comprehensive Income (Unaudited)

                                      Three Months Ended June 30,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
NET LOSS                            $  (559,068)        $(3,430,129)

Other comprehensive income
  (Note 1):
  Foreign currency translation
    adjustment (Note 1)                  51,606             (69,579)
                                    -----------         -----------
COMPREHENSIVE INCOME (LOSS)         $  (507,462)        $(3,499,708)
                                    -----------         -----------
                                    -----------         -----------


        See accompanying notes to consolidated financial statements.

                     Casmyn Corp. and Subsidiaries
      Consolidated Statements of Comprehensive Income (Unaudited)

                                       Nine Months Ended June 30,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
NET LOSS                            $(1,110,975)        $(8,753,267)

Other comprehensive income
  (Note 1):
  Foreign currency translation
    adjustment (Note 1)                 (20,687)           (140,372)
                                    -----------         -----------
COMPREHENSIVE INCOME (LOSS)         $(1,131,662)        $(8,893,639)
                                    -----------         -----------
                                    -----------         -----------


        See accompanying notes to consolidated financial statements.

                       Casmyn Corp. and Subsidiaries
             Consolidated Statements of Cash Flows (Unaudited)

                                       Nine Months Ended June 30,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
OPERATING ACTIVITIES
  Net loss                          $(1,110,975)        $(8,753,267)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
      Depreciation, depletion
        and amortization                891,469             517,724
      Foreign exchange (gain)
        loss                             31,233            (266,305)
      Equity in net loss of
        affiliate, including
        write-off of investment                           3,152,368
      Minority interest in net
        loss of consolidated
        subsidiary                                         (122,706)
      Compensatory stock options         12,993
      Loss on short-term
        investments                      43,228
      Loan guarantee loss                                 4,978,424
      Changes in operating
        assets and liabilities:
        (Increase) decrease in:
          Accounts receivable            73,901            (217,751)
          Inventories                   164,640               6,511
          Prepaid expenses and
            other current assets            109             173,248
          Other assets                   13,018              29,838
        Increase (decrease) in:
          Accounts payable              (15,502)           (293,537)
          Accrued liabilities          (257,886)           (194,673)
                                    -----------         -----------
  Net cash used in operating
    activities                         (153,772)           (990,126)
                                    -----------         -----------


                                  (continued)

                          Casmyn Corp. and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited) (continued)

                                       Nine Months Ended June 30,
                                    -------------------------------
                                        1999                1998
                                    -----------         -----------
INVESTING ACTIVITIES
  Purchase of property and
    equipment                          (421,259)         (3,648,716)
  Purchase of marketable
    securities                                           (2,053,343)
  Proceeds from disposition
    of marketable securities            534,305             336,361
                                    -----------         -----------
  Net cash provided by (used
    in) investing activities            113,046          (5,365,698)
                                    -----------         -----------


FINANCING ACTIVITIES
  Decrease in restricted cash                             5,074,659
  Payment under loan guarantee                           (4,978,424)
  Repayments of long-term debt                              (58,418)
  Decrease in line of credit                             (4,966,160)
  Exercise of stock options                                   2,796
  Purchase and retirement of
    common stock                                         (2,037,157)
  Purchase and retirement of
    Preferred Stock                  (1,247,472)
                                    -----------         -----------
  Net cash used in financing
    activities                       (1,247,472)         (6,962,704)
                                    -----------         -----------

Effect of exchange rate changes
  on cash and cash equivalents          (51,923)            125,933
                                    -----------         -----------

CASH AND CASH EQUIVALENTS:
  Net decrease                       (1,340,121)        (13,192,595)
  At beginning of period              4,356,200          18,185,515
                                    -----------         -----------
  At end of period                  $ 3,016,079         $ 4,992,920
                                    -----------         -----------
                                    -----------         -----------


        See accompanying notes to consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                    Nine Months Ended June 30, 1999 and 1998


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

      Going Concern - Although the consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, the rights of the holders of the First Convertible Preferred Stock (the "Preferred Stock") to require the Company to redeem their shares creates uncertainty with respect to the validity of this assumption. If the going concern assumption was determined to not be appropriate for these consolidated financial statements, then adjustments may be necessary to the carrying values of assets and liabilities, the reported net loss and the balance sheet classifications used, and these adjustments may be material.

      Foreign Currency Translation - Effective October 1, 1997, the United States dollar was adopted as the functional currency for the Company's operations in Zimbabwe. Non-monetary assets and liabilities are translated into United States dollars at historical rates, which for the pre-existing balances was the rate in effect at October 1, 1997 of approximately US$1.00 = ZIM$13.00. Amortization and other charges related to non-monetary items are translated into United States dollars using the same exchange rate. Revenue and expense accounts continue to be translated using the weighted average exchange rate prevailing during the reporting period. The average exchange rate for the three months ended June 30, 1999 was approximately US$1.00 = ZIM$39.00 and for the nine months ended June 30, 1999 was approximately US$1.00 = ZIM$38.00. Translation adjustments arising from the Zimbabwe operations are reflected in the statement of operations.

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

      Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 1999, results of operations for the three months and nine months ended June 30, 1999 and 1998, comprehensive income for the three months and nine months ended June 30, 1999 and 1998, and cash flows for the nine months ended June 30, 1999 and 1998. The consolidated balance sheet as of September 30, 1998 is derived from the Company's audited financial statements.

      Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended
      September 30, 1998, as filed with the Securities and Exchange Commission. New management is investigating whether the Company's poor financial performance and current financial condition may be related, in part, to potentially improper transactions by former management and certain other parties. Although new management believes that the information contained in this Quarterly Report on Form 10-Q is accurate as of the date hereof, such investigation may result in modification of the information contained herein.

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

      The results of operations for the three months and nine months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 1999.

      Inventories - Inventories consist of mining supplies.

      Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

      Compensatory Stock Options - During the fiscal year ended September 30, 1995, the Company, under the direction of prior management, issued stock options under its 1995 Incentive Stock Option Plan to certain employees at below fair market value, resulting in the recognition of compensation expense over the vesting period through September 30, 1999.

      Other Comprehensive Income - The only component of other comprehensive income is foreign currency translation adjustment.

      Loss Per Share - Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue shares of common stock, including stock options, warrants and convertible preferred stock, were exercised or converted into shares of common stock. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented.


2.    Stockholders' Equity (Deficiency)

      Preferred Stock - During the three months ended June 30, 1998 and 1999, the Company issued 21,197 shares and 10,057 shares, respectively, of Preferred Stock as the quarterly payment of the 8% annual dividend on the Preferred Stock. The aggregate value of such shares of Preferred Stock of $529,925 and $251,425 for the three months ended June 30, 1998 and 1999, respectively, was recorded at the stated value of $25.00 per share.

      During the nine months ended June 30, 1998 and 1999, the Company issued 70,220 shares and 29,647 shares, respectively, of Preferred Stock as the aggregate quarterly payment of the 8% annual dividend on the Preferred Stock. The aggregate value of such shares of Preferred Stock of $1,755,500 and $741,175 for the nine months ended June 30, 1998 and 1999, respectively, was recorded at the stated value of $25.00 per share.

      During the nine months ended June 30, 1999, under the direction of new management, the Company paid $1,247,472 to repurchase and retire 598,655 shares of Preferred Stock at a significant discount in relation to the penalty and liquidation preference claims of such Preferred Stock. The Company also converted 1,924 shares of Preferred Stock into 25,826,432 shares of common stock during the nine months ended June 30, 1999. As a result of these repurchases and conversions, and the attendant waivers by the holders of the Preferred Stock of an accrued penalty obligation of $1,548,648 and the redemption liquidation preference of $24,553,836, the Company's stockholders' equity increased by $26,102,484.

      The Preferred Stock Investment Agreement dated April 11, 1997 and the Preferred Stock Investment Agreement dated September 2, 1997 (the "Investment Agreements") specify that the Preferred Stock is convertible into common stock at a discount to the common stock price ranging from 8.5% to 39%, depending on the date on which such shares were converted. This discount is considered to be an additional Preferred Stock dividend according to Securities and

      Exchange Commission accounting rules (the "Imputed Dividend"), and is recorded as a charge to accumulated deficit and a corresponding increase to additional paid-in capital. During the nine months ended June 30, 1998 and 1999, the Company recorded an Imputed Dividend of $7,031,820 and $809,907, respectively. During the three months ended June 30, 1998, the Company recorded an Imputed Dividend of $2,966,567. The Company did not record an Imputed Dividend during the three months ended June 30, 1999, as the Company completed the recognition of this Imputed Dividend during the three months ended December 31, 1998.

      Pursuant to the Investment Agreements, a technical default occurred when the Company's common stock was delisted from the NASDAQ SmallCap Market on July 31, 1998. The Company may be obligated to pay the holders of the Preferred Stock a cash penalty of 3% of the total purchase price of the Preferred Stock during any period in excess of 30 days that the Company's common stock is not listed and traded on NASDAQ or a national securities exchange. The Investment Agreements provide the holders of the Preferred Stock with the opportunity to have their shares redeemed by the Company at the adjusted liquidation preference plus accrued but unpaid dividends if the 3% penalty is not paid within 30 days of when due. The Company believes that the exercise of such rights by the holders of the Preferred Stock could be subject to legal challenge by the Company.

      The Company is currently engaged in discussions with the holders of the remaining shares of Preferred Stock regarding various matters, including a waiver of the penalty and of their rights to require the Company to redeem their shares of Preferred Stock. There can be no assurances that the Company will be able to obtain a waiver or that the holders of the Preferred Stock will not exercise their rights to require the Company to redeem their shares. Should the holders of the Preferred Stock demand payment of the cash penalty or exercise their rights to require the Company to redeem their shares, and should the Company not prevail in its challenge to any such asserted rights, the Company would likely have no other choice than to file for bankruptcy protection.

      On June 2, 1999, the holders of more than 10% of the outstanding shares of common stock and the holders of more than 10% of the outstanding shares of Preferred Stock sent a letter to the Company's Board of Directors proposing amendments to the Company's Articles of Incorporation and calling for a special meeting of the Company's stockholders to consider a vote on such amendments. The proposed amendments call for a one for five hundred reverse stock split of the common stock, a conversion of each share of Preferred Stock into 8.5 shares of post-reverse split common stock, and an increase in the Company's authorized shares of capital stock. These amendments, if approved by the Company's stockholders, would result in the current holders of Preferred Stock owning approximately 90% of the issued and outstanding shares of common stock following the completion of the above-described reverse stock split and conversion. While the Company's Board of Directors has determined not to take a position or make a recommendation regarding this proposal, management of the Company has responded to this proposal and is continuing discussions with such stockholders.

      Since the Company's common stock was delisted from NASDAQ on July 31, 1998, the Company has recorded a penalty of $1,146,723 and $4,445,263 for the three months and nine months ended June 30, 1999, respectively, which has not been paid. In connection with the repurchase or conversion of 600,579 shares of Preferred Stock during the nine months ended June 30, 1998, such holders have waived the right to claim their proportionate share of the penalty, thus reducing the corresponding potential penalty obligation by $1,548,648.

      Since the right to require the Company to redeem the shares of Preferred Stock outstanding at September 30, 1998 and June 30, 1999 is outside the control of the Company, the carrying value of the Preferred Stock at such dates has been recorded in the consolidated financial statements at their redemption liquidation preference of $44,440,451 and $21,041,599, respectively, and such shares have been reclassified out of the stockholders' equity (deficiency) section of the consolidated balance sheet. In connection with the repurchase of 598,655 shares of Preferred Stock for $1,247,472 and the conversion of 1,924 shares of Preferred Stock into 25,826,432 shares of common stock during the nine months ended June 30, 1999, such holders have waived the right to claim their proportionate share of the liquidation preference, thus reducing the redemption liquidation preference, and the corresponding potential redemption obligation, by $24,553,836.

      Common Stock - During the nine months ended June 30, 1998, under the direction of prior management, the Company paid $2,037,157 to repurchase and retire 402,500 shares of common stock that were acquired in open market transactions.

      During the three months ended June 30, 1999, the Company issued 20,401,640 shares of common stock upon conversion of 1,664 shares of Preferred Stock. During the nine months ended June 30, 1999, the Company issued 25,826,432 shares of common stock upon conversion of 1,924 shares of Preferred Stock.

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


3.    Commitments and Contingencies

      During March 1999, the Company was advised of the results of an examination report prepared by the Internal Revenue Service with respect to certain transactions during 1994 between a predecessor entity of the Company and a former officer of the Company. The findings, which indicate a tax liability of approximately $2,000,000, including penalties and interest, are preliminary in nature. The Company intends to contest this matter, and is currently in the process of preparing its response. As this matter is in an early stage, its ultimate resolution is not determinable at this time.

      On February 16, 1998, the Company, under the direction of prior management, entered into an agreement with a financial advisor to render certain financial advisory and investment banking services to the Company. The services to be provided included advice on strategic alternatives and implementation of the proposed restructuring of the Preferred Stock. Efforts to restructure the Preferred Stock through the assistance of the financial advisor were unsuccessful and were terminated during April 1998. Nonetheless, should the Company complete a restructuring of the Preferred Stock within two years from the termination date, the financial advisor may assert that the structure or method of such restructuring entitles it to a success fee of $1,000,000 plus potential additional amounts as stated in the agreement. Although the Company would vigorously contest any claim by the financial advisor for payment, there can be no assurances that the Company would be successful in this regard.

      On October 1, 1998, the Company entered into a services agreement with a company controlled by a director and former President of the Company for the services of that director. The agreement provides for annual payments of $100,000, and is for a term of one year commencing October 1, 1998. The agreement continues indefinitely thereafter, and can be terminated by either party with not less than 30 days notice.


4.    WaterPur International Inc.

      Through September 30, 1997, under the direction of prior management, the Company advanced approximately $9,000,000 to WaterPur International Inc., a Delaware corporation ("WaterPur"), an affiliated public company with common officers and directors. In addition, during this same period of time, the Company provided additional consideration to WaterPur of approximately $3,000,000, including marketable securities with a value at the time of transfer of approximately $2,500,000.

      Effective September 30, 1997, subject to certain conditions, the Company, under the direction of prior management, entered into an agreement to restructure essentially its entire investment in WaterPur in exchange for an aggregate of 7,900,004 shares of convertible preferred stock of WaterPur. Also effective September 30, 1997, the Company's Board of Directors approved the spin-off of the 7,900,004 shares of convertible preferred stock to the common and preferred stockholders of the Company of record on October 15, 1997, subject to compliance with regulatory requirements and certain other conditions. The approximately $12,000,000 of consideration that the Company had transferred to WaterPur through September 30, 1997 was reflected for accounting purposes as an investment in WaterPur, and corresponding dividend payable, of $4,574,368 at September 30, 1997.

      During the fiscal year ended September 30, 1998, due to a significant and prolonged decrease in the market value of WaterPur's common stock, WaterPur's inability to repay amounts borrowed from the Company, and WaterPur's continuing need for additional loans, management of the Company determined that there had been an impairment in the value of the investment in WaterPur, and wrote off the entire investment in WaterPur. Accordingly, at September 30, 1998, the Company's investment in WaterPur, and the corresponding dividend payable, had been reduced to zero. In December 1998, the Board of Directors determined not to effect the spin-off of the Company's preferred stock investment in WaterPur for several reasons, including WaterPur's inability to obtain regulatory approval to date and in the foreseeable future, and its inability to complete its annual audit and to make its securities filings on a timely basis.

      During September 1998, the Company began implementation of a plan to separate the operations, personnel and executive management of the Company and WaterPur, which had been substantially completed by December 31, 1998.

      Pursuant to that certain Share Exchange Agreement dated as of May 7, 1999 between WaterPur and Gary T.C. Joice and Henriette Martinitz (collectively, the "ProSafe Shareholders"), WaterPur acquired all of the outstanding capital stock of ProSafe Fire Training Systems, Inc., an Ontario, Canada corporation ("ProSafe"), in consideration for the issuance to the ProSafe Shareholders of an aggregate of 218,833 shares of the Series B Convertible Preferred Stock of WaterPur. Pursuant to that certain Asset Purchase Agreement dated as of May 7, 1999 between WaterPur and Duck Marine Systems, Inc. ("DMS"), WaterPur acquired from DMS substantially all of the assets, properties and operating contracts of DMS, subject to certain liabilities of DMS, in consideration of the issuance to DMS of an aggregate of 218,833 shares of the Series B Convertible Preferred Stock of WaterPur (the "DMS Acquisition"). The closings of the ProSafe acquisition and the DMS acquisition occurred simultaneously on May 10, 1999 and were conditioned on each other. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of common stock of WaterPur. As a result of these acquisition transactions, the shareholders and management of Pro Safe and DMS effectively assumed the management and control of WaterPur. However, Mehdi Nimjee, a board member associated with prior management, remained on the WaterPur board of directors subsequent to these transactions.

      As a result of WaterPur's inability to accomplish certain actions and fulfill certain obligations to the Company, including the repayment of various advances, as well as the May 1999 acquisition transactions effected by WaterPur, the Company is reviewing potential claims that it may have against WaterPur and its former and current officers and directors, and certain other parties.


5.    Loan Guarantee Loss

      As of September 30, 1997, the Company, under the direction of prior management, had deposited $5,074,659 of restricted cash (including accrued interest of $74,659) with two financial institutions to guarantee two short-term loans. Under agreements with such parties, the loans were secured by certain investment accounts containing shares of common stock of the Company. During the three months ended March 31, 1998, the significant decline in the price of the Company's common stock created an impairment in the value of the shares of common stock in the accounts with such financial institutions. As a result, the financial institutions proceeded to call the guarantees provided by the Company, which resulted in the Company incurring a loss of $4,978,424 during the nine months ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding the price of gold, estimated future production, estimated future production costs, currency, political and economic risks, exploration plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Recent Developments:

During August 1998, the Board of Directors was reconfigured, with two members resigning and four new directors being appointed. On October 1, 1998, Amyn S. Dahya resigned as President and Chief Executive Officer and was replaced by Mark
S. Zucker, one of the new directors. During October and November 1998, the Company completely restructured its management team, which then began a comprehensive review and evaluation of the Company's existing capital structure and business operations, with the objective of maximizing value for all of the Company's equity holders.

During the nine months ended June 30, 1999, the Company, under the direction of new management, paid $1,247,472 to repurchase and retire 598,655 shares of Preferred Stock at a significant discount in relation to the penalty and liquidation preference claims of such Preferred Stock. The Company also converted 1,924 shares of Preferred Stock into 25,826,432 shares of common stock during the nine months ended June 30, 1999. As a result of these repurchases and conversions, and the attendant waivers by the holders of the Preferred Stock of an accrued penalty obligation of $1,548,648 and the redemption liquidation preference of $24,553,836, the Company's stockholders' equity increased by $26,102,484.

In October 1998, the Company began the implementation of a plan to streamline its operations worldwide and divest all non-core business interests. In this regard, the Company terminated its mineral exploration activities in South Africa, its copper exploration activities in Zambia, and the activities of its majority-owned subsidiary, Casmyn International Inc. The Company also wrote off its investment in WaterPur, a public company associated with former management. The Company's remaining business activities are primarily focused on its gold mining operations in Zimbabwe. In this regard, the Company has implemented programs to evaluate ways to improve production and achieve production efficiencies, increase gold reserves, reduce capital expenditures and operating costs, maximize operating profits and operating cash flows, and evaluate future opportunities. The Company has reduced its executive management and corporate staff to minimum levels, eliminating standard employee benefits and utilizing part-time personnel as necessary. During this period, the Company closed its expensive corporate and administrative offices in Vancouver, British Columbia, Canada, significantly reducing occupancy costs, as well as travel and various other corporate expenses.

During June 1999, the Company entered into an Exploration Agreement with Right to Acquire an Interest in Prospecting License with Cyprus Amax Zambia Corporation ("Cyprus Amax"), which requires Cyprus Amax to expend $3,000,000 to fund exploration, development and other work on land covered by the Company's former prospecting license in or near the Copper Belt Province in the Republic of Zambia (the "Luswishi Dome Project"). Upon the expenditure by Cyprus Amax of $3,000,000 on or for the benefit of the Luswishi Dome Project, the Company will have the right to acquire an undivided 15% interest in the Luswishi Dome Project from Cyprus Amax for a nominal cost. At such time, Cyprus Amax and the Company have agreed to enter into a contractual joint venture to carry out further exploration and, if warranted, development and mining of the Luswishi Dome Project. The Company's previous exploration of the Luswishi Dome Project had yielded ore grade drill intercepts of copper together with uranium and cobalt, but no economic mineralization. There can be no assurances that Cyprus Amax will expend the $3,000,000, that the joint venture will ever be formed, or that if the joint venture is formed it will ever reach profitability.

On June 2, 1999, the holders of more than 10% of the outstanding shares of common stock and the holders of more than 10% of the outstanding shares of Preferred Stock sent a letter to the Company's Board of Directors proposing amendments to the Company's Articles of Incorporation and calling for a special meeting of the Company's stockholders to consider a vote on such amendments. The proposed amendments call for a one for five hundred reverse stock split of the common stock, a conversion of each share of Preferred Stock into 8.5 shares of post-reverse split common stock, and an increase in the Company's authorized shares of capital stock. These amendments, if approved by the Company's stockholders, would result in the current holders of Preferred Stock owning approximately 90% of the issued and outstanding shares of common stock following the completion of the above-described reverse stock split and conversion. While the Company's Board of Directors has determined not to take a position or make a recommendation regarding this proposal, management of the Company has responded to this proposal and is continuing discussions with such stockholders.

Overview:

The Company's short-term plan has been to focus on producing gold from the tailings dumps and the surface materials, and to develop, on a minimal basis, underground production until gold prices increase to a level that can justify the substantial capital expenditures necessary to fund an underground development program. As a result of the recent decline in gold prices to a range of approximately $255 to $260 per ounce, the Company intends to continue this plan for the indefinite future.

The Company anticipates that revenues from gold sales from its Zimbabwe mining operations will exceed mine operating expenditures, excluding depreciation, depletion and amortization, during the fiscal year ending September 30, 1999, based on current gold prices, currency exchange rates, and the continued ability of the Company to deliver and process ore at its mills. However, the Company expects that gold production for the fiscal year ending September 30, 1999 will be approximately 12,500 ounces, as compared to 15,378 ounces produced during the fiscal year ended September 30, 1998. This expected decrease in gold production of approximately 20% is a result of a continuing decrease in the gold recovery rate from the tailings dumps that the Company has been mining, as well as the Company's expectation that certain mining operations would be reduced or shut down in mid to late 1999. In this regard, during the three months ended June 30, 1999, the Company permanently closed the Queen's 7 mine as a result of its mineable gold ore being exhausted; temporarily suspended operations at the Dawn mine, which is not commercially viable at current gold prices; and temporarily suspended dump retreatment operations at the Lonely mine as a result of a temporary lack of available water supplies. Processing of tailings dumps and surface materials at the Dawn mine and the Lonely mine have represented approximately one-third of the Company's recent gold production, but do not represent a significant portion of the Company's proven and probable gold reserves.

In order to maintain the economies of scale necessary to profitably produce gold at current gold prices, it will be necessary to replace the production from the Dawn mine and the Lonely mine. The Company is evaluating several short-term options to replace such production, including employing certain production techniques and entering into contracts with other tailings dumps. The Company has considered the feasibility of expanding gold production by accessing the proven and probable gold reserves at the Turk mine. However, a major development of the Turk mine is estimated to require capital expenditures of approximately $3,000,000 to $5,000,000 over a period of three years, and any such plan would require several months of planning and lead-time prior to its implementation. As a result of the Company's current financial condition, the economic conditions in Zimbabwe, and the current price of gold, among other factors, the Company has no plans to implement such a major mine development program. Accordingly, there can be no assurances that the Company will be able to replace the production from the Dawn mine and the Lonely mine on a timely basis and at an acceptable cost.

The Company is currently deferring implementation of long-term, capital-intensive plans for the development of its mining properties until the price of gold improves. Over the near term, the Company intends to focus on the limited development of its existing properties, while minimizing capital expenditures funded directly by the Company. Although the Company does not currently expect to engage in any significant property acquisition or exploration activities, it will consider acquisition or exploration opportunities on an individual basis.

As an alternative to funding the development of its mining properties, the Company also may consider a joint venture or sale of its mining assets in order to preserve its capital and maximize shareholder value.

However, there can be no assurances that the Company would be successful in forming such a joint venture or completing such a sale.

As a result of the decrease in the price of gold and a declining gold recovery rate from the tailings dumps, combined with substantial government-mandated increases in labor and electricity costs (a substantial portion of which, for the first time, are now being pegged to the United States dollar), the Company's operating margin is expected to decrease significantly subsequent to June 30, 1999. In response, the Company has implemented a program to reduce operating costs throughout its Zimbabwe mining operations. However, there can be no assurances that the Company will be able to achieve cost reductions sufficient to compensate for increased operating costs and decreased gold recovery rates and gold prices.

The Company expects that continued development of its existing mining properties will result in periodic adjustments to the Company's gold reserves. In addition, a sustained decrease in gold prices may result in a write down of the carrying value of the Company's mineral properties and fixed assets related to gold production, and could result in the Company curtailing or ceasing mining activities.

Consolidated Results of Operations:

Three Months Ended June 30, 1999 and 1998:

Revenues for the three months ended June 30, 1999 were $939,811, reflecting the sale of 3,453 ounces of gold. Revenues for the three months ended June 30, 1998 were $1,240,077, reflecting the sale of 4,190 ounces of gold. The average selling price of gold for the three months ended June 30, 1999 was approximately $272 per ounce, as compared to $296 for the three months ended June 30, 1998.

Mineral production expense for the three months ended June 30, 1999 was $747,378 or 79.5% of revenues, as compared to $1,084,258 or 87.4% of revenues for the three months ended June 30, 1998. The average direct production cash cost per ounce of gold was $216 in 1999 as compared to $259 in 1998.

General and administrative expenses were $489,674 for the three months ended June 30, 1999, as compared to $529,839 for the three months ended June 30, 1998, a decrease of $40,165 or 7.6%. General and administrative expenses included significant professional services in 1998, reflecting prior management's unsuccessful efforts to restructure the Company. General and administrative expenses decreased in 1999 as compared to 1998 as a result of the effect of new management's cost reduction efforts, which included, among other things, a reduction in personnel and personnel related costs, professional fees, and various other general and administrative expense categories.

Depreciation, depletion and amortization was $292,246 for the three months ended June 30, 1999, as compared to $209,758 for the three months ended June 30, 1998, an increase of $82,488 or 39.3%, reflecting additions to property, plant and equipment during the fiscal year ended September 30, 1998.

Mineral exploration expense was $4,625 for the three months ended June 30, 1999, as compared to $102,342 for the three months ended June 30, 1998, a decrease of $97,717 or 95.5%, primarily as a result of management's decision to reduce exploration efforts and concentrate on developmental mining activities.

Loss from operations was $598,443 for the three months ended June 30, 1999, as compared to a loss from operations of $686,120 for the three months ended June 30, 1998.

During the three months ended June 30, 1998, due to a significant and prolonged decrease in the market value of WaterPur's common stock, management of the Company determined that there had been an impairment in the value of the investment in WaterPur. Accordingly, the Company wrote down its investment in WaterPur by $3,152,368 to its estimated market value of $1,422,000. The corresponding dividend payable was also reduced by $3,152,368, to $1,422,000 at June 30, 1998 to reflect the decrease in the value of this investment.

Interest income, net was $64,005 for the three months ended June 30, 1999, as compared to $146,426 for the three months ended June 30, 1998, as a result of lower cash balances in 1999 as compared to 1998.

Net loss was $559,068 for the three months ended June 30, 1999, as compared to a net loss of $3,430,129 for the three months ended June 30, 1998.

The Company recorded Preferred Stock dividends of $251,425 for the three months ended June 30, 1999, as compared to $529,925 for the three months ended June 30, 1998, reflecting the reduction in the outstanding shares of Preferred Stock in 1999 as compared to 1998. The Company recorded an Imputed Dividend on Preferred Stock, which is reflected as a return to the preferred stockholders and as an increase in the loss to common stockholders, of $2,966,567 for the three months ended June 30, 1998. The Company did not record an Imputed Dividend for the three months ended June 30, 1999, as the Company completed the recognition of this Imputed Dividend during the three months ended December 31, 1998. During the three months ended June 30, 1999, the Company recorded a Preferred Stock penalty of $1,146,723 relating to the delisting of the Company's common stock from NASDAQ on July 31, 1998.

Net loss applicable to common stockholders was $1,957,216 for the three months ended June 30, 1999, as compared to a net loss applicable to common stockholders of $6,926,621 for the three months ended June 30, 1998.

Nine Months Ended June 30, 1999 and 1998:

Revenues for the nine months ended June 30, 1999 were $2,872,764, reflecting the sale of 10,162 ounces of gold. Revenues for the nine months ended June 30, 1998 were $3,441,483, reflecting the sale of 11,585 ounces of gold. The average selling price of gold for the nine months ended June 30, 1999 was approximately $283 per ounce, as compared to $297 for the nine months ended June 30, 1998.

Mineral production expense for the nine months ended June 30, 1999 was $2,135,377 or 74.3% of revenues, as compared to $2,509,168 or 72.9% of revenues for the nine months ended June 30, 1998. The average direct production cash cost per ounce of gold was $210 in 1999 as compared to $217 in 1998.

General and administrative expenses were $1,106,027 for the nine months ended June 30, 1999, as compared to $1,880,632 for the nine months ended June 30, 1998, a decrease of $774,605 or 41.2%. General and administrative expenses in 1998 included significant expenses for professional services, reflecting prior management's unsuccessful efforts to restructure the Company. General and administrative expenses decreased in 1999 as compared to 1998 as a result of the effect of new management's cost reduction efforts, which included, among other things, a reduction in personnel and personnel related costs, professional fees, and various other general and administrative expense categories.

Depreciation, depletion and amortization was $891,469 for the nine months ended June 30, 1999, as compared to $517,724 for the nine months ended June 30, 1998, an increase of $373,745 or 72.2%, reflecting additions to property, plant and equipment during the fiscal year ended September 30, 1998.

Mineral exploration expense was $13,875 for the nine months ended June 30, 1999, as compared to $261,165 for the nine months ended June 30, 1998, a decrease of $247,290 or 94.7%, primarily as a result of management's decision to reduce the Company's exploration efforts and concentrate on developmental mining activities.

Loss from operations was $1,286,977 for the nine months ended June 30, 1999, as compared to a loss from operations of $1,727,206 for the nine months ended June 30, 1998.

During the nine months ended June 30, 1998, due to a significant and prolonged decrease in the market value of WaterPur's common stock, management of the Company determined that there had been an impairment in the value of the investment in WaterPur. Accordingly, the Company wrote down its investment in WaterPur by $3,152,368 to its estimated market value of $1,422,000. The corresponding dividend payable was also reduced by $3,152,368, to $1,422,000 at June 30, 1998 to reflect the decrease in the value of this investment.

As of September 30, 1997, the Company, under the direction of prior management, had deposited $5,074,659 of restricted cash (including accrued interest of $74,659) with two financial institutions to guarantee two short-term loans. Under agreements with such parties, the loans were secured by certain investment accounts containing shares of common stock of the Company. During the three months ended March 31, 1998, the significant decline in the price of the Company's common stock created an impairment in the value of the shares of common stock in the accounts with such financial institutions. As a result, the financial institutions proceeded to call the guarantees provided by the Company, resulting in the Company incurring a loss of $4,978,424 during the nine months ended June 30, 1998.

Interest income, net was $242,052 for the nine months ended June 30, 1999, as compared to $578,675 for the nine months ended June 30, 1998, as a result of lower cash balances in 1999 as compared to 1998.

Net loss was $1,110,975 for the nine months ended June 30, 1999, as compared to a net loss of $8,753,267 for the nine months ended June 30, 1998.

The Company recorded Preferred Stock dividends of $741,175 for the nine months ended June 30, 1999, as compared to $1,755,500 for the nine months ended June 30, 1998, reflecting the reduction in the outstanding shares of Preferred Stock in 1999 as compared to 1998. The Company recorded an Imputed Dividend on Preferred Stock, which is reflected as a return to the preferred stockholders and as an increase in the loss to common stockholders, of $809,907 for the nine months ended June 30, 1999, as compared to $7,031,820 for the nine months ended June 30, 1998. The Imputed Dividend decreased in 1999 as compared to 1998 as a result of the Company completing the recognition of this Imputed Dividend during October 1998. During the nine months ended June 30, 1999, the Company recorded a Preferred Stock penalty of $4,445,263 relating to the delisting of the Company's common stock from NASDAQ on July 31, 1998.

Net loss applicable to common stockholders was $7,107,320 for the nine months ended June 30, 1999, as compared to a net loss applicable to common stockholders of $17,540,587 for the nine months ended June 30, 1998.

Consolidated Financial Condition - June 30, 1999:

Liquidity and Capital Resources:

The Company's cash and cash equivalents were $3,016,079 at June 30, 1999, as compared to $4,356,200 at September 30, 1998, a decrease of $1,340,121, primarily as a result of the $1,247,472 of cash utilized to repurchase and retire 598,655 shares of Preferred Stock. Primarily as a result of the Preferred Stock repurchases, and the attendant waivers by the holders of the Preferred Stock of an accrued penalty obligation of $1,548,648 and the redemption liquidation preference of $24,553,836, the Company's stockholders' equity increased by $26,102,484.

As of June 30, 1999, the Company had a working capital deficit of $121,169, as compared to working capital of $4,658,361 at September 30, 1998, a decrease of $4,779,530, respectively, primarily as a result of the repurchase of shares of Preferred Stock and the accrual of the Preferred Stock penalty. As a result, the Company's current ratio was .98:1 at June 30, 1999, as compared to 3.07:1 at September 30, 1998.

Operating. The Company's operations utilized cash resources of $153,772 during the nine months ended June 30, 1999, as compared to $990,126 for the nine months ended June 30, 1998, a decrease of $836,354 or 84.5%, reflecting a reduction in cash resources utilized to support mining operations and related administrative costs in Zimbabwe, and reduced general and administrative expenses.

The Company's working capital resources consist primarily of cash and cash equivalents, marketable securities, and the net cash generated from the production and sale of gold. The Company anticipates that its working capital resources are adequate to fund operating expenditures during the remainder of the fiscal year ending September 30, 1999, excluding any major capital expenditures, the payment of a cash penalty to the holders of the Preferred Stock, or the redemption of the Preferred Stock at the redemption liquidation preference resulting from the technical default that occurred on July 31, 1998.

Investing. During the nine months ended June 30, 1999, the Company generated net cash from investing activities of $113,046, which consisted of the proceeds from the disposition of marketable securities of $534,305, offset in part by cash utilized to purchase property and equipment of $421,259. During the nine months ended June 30, 1998, the Company, under the direction of prior management, utilized net cash in investing activities of $5,365,698, which consisted of the purchase of marketable securities of $2,053,343 and the purchase of property and equipment of $3,648,718, offset in part by the proceeds from the disposition of marketable securities of $336,361. As of June 30, 1999, the Company did not have any significant outstanding commitments for capital expenditures.

Financing. During the nine months ended June 30, 1999, the Company, under the direction of new management, utilized net cash in financing activities of $1,247,472 to repurchase and retire shares of Preferred Stock. During the nine months ended June 30, 1998, the Company, under the direction of prior management, utilized net cash in financing activities of $6,962,704, primarily to repay a bank line of credit of $4,966,160 and to repurchase common shares in open market transactions at an aggregate cost of $2,037,157. The loan guarantee loss of $4,978,424, incurred under the direction of prior management, was recognized during the nine months ended June 30, 1998 and was funded by a reduction in restricted cash of $5,074,659.

Inflation and Currency Matters:

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

The Company is required to sell its gold production from its mining operations in Zimbabwe to the Reserve Bank of Zimbabwe at the spot 2:00 p.m. London price on the day of delivery. Settlement of gold sales are in Zimbabwe dollars at the equivalent of the United States gold trading rate on the date of sale. The spot gold price on July 30, 1999 was $256.90 per ounce.

Labor and electricity, which are the two major operating costs of the Company's mines, historically have been denominated in Zimbabwe dollars and have accounted for approximately 30% and 25% of mine operating costs, respectively. These costs are periodically subject to significant increases mandated by the Zimbabwe government. In addition, commencing August 1999, approximately two-thirds of electrical costs will be pegged to the United States dollar. Approximately 80% of the remaining mine operating costs are sensitive to changes in the United States dollar.

Operating costs are affected in part by inflation rates in Zimbabwe. Inflation in Zimbabwe was approximately 40% in 1998, during which time the Zimbabwe dollar lost approximately 60% of its value as compared to the United States dollar. Inflation in Zimbabwe through mid-1999 on an annualized basis was in excess of 50%.

In response to this situation, the government of Zimbabwe has considered several actions, including reintroducing exchange controls, pegging the exchange rate at below free market rates, and banning remittance of profits from Zimbabwe. On an unofficial basis, the government of Zimbabwe has also recently implemented policies designed to restrict the ability of companies to convert Zimbabwe dollars into foreign currencies and transfer such amounts out of Zimbabwe. Subject to the terms of intercompany loan agreements approved by the Reserve Bank of Zimbabwe, the Company is currently able to convert Zimbabwe dollars into United States dollars and transfer such amounts to the United States, although there can be no assurances that the Company will be able to continue to do so in the future. In addition, the International Monetary Fund (the "IMF") recently announced that it had decided to resume lending to Zimbabwe to support Zimbabwe's economic recovery program. Through additional IMF credits and a further tightening of Zimbabwe's fiscal policies, the economic recovery program's objectives are to stabilize the exchange rate, bring inflation under control and remove price controls and trade and exchange restrictions. However, the Company cannot determine at this time whether this program will achieve its objectives, or what effect, if any, this program may have on the general business environment in Zimbabwe or on the Company's operations.

Year 2000 Issue:

The Year 2000 Issue results from the fact that certain computer programs have been written using two digits rather than four digits to designate the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent internal assessment, the Company does not believe that the cost to modify its existing software and/or convert to new software will be significant.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 1998 and June 30, 1999, the Company had an investment in marketable securities which consisted of United States government-backed mortgage securities of $1,588,536 and $1,011,003, respectively, bearing interest at 8% per annum, with an effective yield of approximately 7.7% per annum. Such investment is stated at market value, which approximates cost. This investment is the only investment of the Company whose market value is sensitive to changes in interest rates. The Company expects that the investment will be fully liquidated by December 2001. Although changes in short-term interest rates could affect the interim market value of this investment, the Company does not expect to incur any loss, since the investment is backed by the United States government and the Company currently intends to hold this investment to maturity.

As a result of the Company's assets and operations being concentrated in Zimbabwe, the Company is subject to substantial foreign currency exchange risk. The significant devaluation of the Zimbabwe dollar against the United States dollar during the past few years has had, and continues to have, a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company made its investment in its Zimbabwe assets and operations when the conversion rate of the United States dollar to the Zimbabwe dollars was approximately 1:13. At June 30, 1999, as a result of several factors, including significant inflation in Zimbabwe in 1997 and 1998, the conversion rate of the United States dollar to the Zimbabwe dollar was approximately 1:39. Accordingly, the Company's operations in Zimbabwe at current levels are profitable when measured in Zimbabwe dollars, but are not profitable when measured in United States dollars, as a result of the calculation of depreciation, depletion and amortization at historical conversion rates and the calculation of revenues and expenses at current conversion rates.

Due to the unique nature of the Company's Preferred Stock repurchase obligation and Preferred Stock penalty, the Company is unable to determine a market value for such obligations or their sensitivity to any external parameters.

The Company is required to sell its gold production from its mining operations in Zimbabwe to the Reserve Bank of Zimbabwe at the spot 2:00 p.m. London price on the day of delivery. Accordingly, the Company's revenues from the sale of its gold production are directly linked to the price of gold in world commodity trading markets. Furthermore, should the price of gold drop significantly, it may not be commercially feasible for the Company to continue to operate certain of its properties in the short-term. Under such circumstances, the Company may also be required to recognize a charge to operations to reflect a write down of the carrying value of its mineral properties and fixed assets related to gold production, and may curtail or cease mining operations.

                           PART II. OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c)  Sales of Equity Securities

      During the three months ended June 30, 1999, the Company issued 20,401,640 shares of common stock upon conversion of 1,664 shares of Preferred Stock. The shares of common stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the Securities and Exchange Commission thereunder, based on certain representations made to the Company by the converting stockholder. The stockholders are investors that had originally purchased the shares of Preferred Stock in the Company's 1997 private placement.

      During the three months ended June 30, 1999, the Company issued 10,057 shares of Preferred Stock as the quarterly payment of the 8% annual dividend on the Preferred Stock. The aggregate value of such shares of Preferred Stock of $251,425 was recorded at the stated value of $25.00 per share. The shares of Preferred Stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the Securities and Exchange Commission thereunder, based on certain representations made to the Company by the stockholders. The stockholders were investors that had originally purchased the shares of Preferred Stock in the Company's 1997 private placement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

      (b)  Material Delinquency with Respect to Preferred Stock

      Pursuant to the Investment Agreements, a technical default occurred when the Company's common stock was delisted from the NASDAQ SmallCap Market on July 31, 1998. The Company may be obligated to pay the holders of the Preferred Stock a cash penalty of 3% of the total purchase price of the Preferred Stock during any period in excess of 30 days that the Company's common stock is not listed and traded on NASDAQ or a national securities exchange. The Investment Agreements provide the holders of the Preferred Stock with the opportunity to have their shares redeemed by the Company at the adjusted liquidation preference plus accrued but unpaid dividends if the 3% penalty is not paid within 30 days of when due. The Company believes that the exercise of such rights by the holders of the Preferred Stock could be subject to legal challenge by the Company.

      The Company is currently engaged in discussions with the holders of the remaining shares of Preferred Stock regarding various matters, including a waiver of the penalty and of their rights to require the Company to redeem their shares of Preferred Stock. There can be no assurances that the Company will be able to obtain a waiver or that the holders of the Preferred Stock will not exercise their rights to require the Company to redeem their shares. Should the holders of the Preferred Stock demand payment of the cash penalty or exercise their rights to require the Company to redeem their shares, and should the Company not prevail in its challenge to any such asserted rights, the Company may be forced to file for bankruptcy protection.

      Since the Company's common stock was delisted from NASDAQ on July 31, 1998, the Company has recorded a penalty of $1,146,723 and $4,445,263 for the three months and nine months ended June 30, 1999, respectively, which has not been paid. In connection with the repurchase or conversion of 600,579 shares of Preferred Stock during the nine months ended June 30, 1999, such holders have waived the right to claim their proportionate share of the penalty, thus reducing the corresponding potential penalty obligation by $1,548,648.

      Since the right to require the Company to redeem these shares of Preferred Stock outstanding at September 30, 1998 and June 30, 1999 is outside the control of the Company, the carrying value of the Preferred Stock at such dates has been recorded in the consolidated financial statements at their maximum liquidation preference of $44,440,451 and $21,041,599, respectively, and such shares have been reclassified out of the stockholders' equity (deficiency) section of the consolidated balance sheet. In connection with the repurchase or conversion of 600,579 shares of Preferred Stock during the nine months ended June 30, 1999, such holders have waived the right to claim their proportionate share of the liquidation preference, thus reducing the maximum liquidation preference, and the corresponding potential redemption obligation, by $24,553,836.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

           27  Financial Data Schedule (electronic filing only)

      (b)  Reports on Form 8-K:

           Three Months Ended June 30, 1999 - None

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




                                                   CASMYN CORP.
                                             ------------------------
                                                   (Registrant)



                                             /s/ MARK S. ZUCKER
DATE:  August 12, 1999                  By:  ------------------------
                                             Mark S. Zucker
                                             President and Chief
                                             Executive Officer



                                             /s/ ROBERT N. WEINGARTEN
DATE:  August 12, 1999                  By:  ------------------------
                                             Robert N. Weingarten
                                             Chief Financial Officer