Form 10KSB
period 1999-09-30
ARIES VENTURES INC
filed 2003-01-14
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

                      Commission File Number: 0-14136

                                CASMYN CORP.
               ----------------------------------------------
               (Name of small business issuer in its charter)

          Colorado                           84-0987840
-------------------------------        ----------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)          Identification Number)

                      28720 Canwood Street, Suite 207
                       Agoura Hills, California 91301
                  ----------------------------------------
                  (Address of principal executive offices)

Issuer's telephone number:  (818) 879-6501

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                       Common Stock, $0.04 par value
                       -----------------------------
                              (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [ ]  No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues from continuing operations for the fiscal year ended September 30, 1999 were $0.

     The aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $2,023,581 as of September 30, 1999.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The issuer had 243,578,142 shares of common stock issued and outstanding as of September 30, 1999.

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding the price of gold, estimated future production, estimated future production costs, currency, political and economic risks, exploration plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                     PART I.


ITEM 1.   DESCRIPTION OF BUSINESS

History of the Company:

     Casmyn Corp. ("Casmyn") was incorporated in Colorado on December 4, 1984 as Fintech, Inc. and changed its name to Summa Metals Corporation on November 29, 1991. In August 1994, the Company acquired Casmyn USA in a transaction pursuant to which Casmyn USA was deemed the predecessor entity. On September 14, 1994, the Company changed its name to Casmyn Corp. Unless the context indicates otherwise, Casmyn and its subsidiaries are collectively referred to herein as the "Company".

     Aries Ventures Inc. ("Aries") was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn. On April 28, 2000, Casmyn was merged with and into Aries, with Aries being the surviving corporation, in conjunction with the reorganization of Casmyn (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

Business Overview:

     During the fiscal year ended September 30, 1999, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities in Zimbabwe (a country located in southern Africa) (see "ITEM 2. DESCRIPTION OF PROPERTY - Zimbabwe"). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000, the operations of the Zimbabwe subsidiary were classified for accounting purposes as discontinued operations during the fiscal year ended September 30, 1999. The Zimbabwe subsidiary was owned by the Company through June 30, 2000, and subsequently by a separate company, Resource Ventures, Inc., a Nevada corporation, which was spun-off to all of the Company's shareholders effective July 1, 2000 (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION"). The Zimbabwe subsidiary, Casmyn Mining Zimbabwe (Private) Ltd., is a wholly-owned subsidiary of Casmyn Mining Corporation, a Nevada corporation, which was a wholly-owned subsidiary of the Company.

     On December 7, 1999, the Company filed a Chapter 11 bankruptcy proceeding to effect an equity recapitalization, and successfully confirmed a plan of reorganization on March 31, 2000 (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

     During the fiscal years ended September 30, 1997 and 1998, the Company was primarily engaged in the acquisition, exploration and operation of precious mineral resource properties in Zimbabwe and base metal resource properties in Zambia. The Company conducted such operations through various subsidiaries, most of which have since been terminated.

Background of Discontinued Operations:

     During May 1995, the Company received approval from the Zimbabwe Investment Center to invest in mining operations in Zimbabwe and obtained an option to acquire a group of private gold mining companies in Zimbabwe. The Company signed a purchase agreement in August 1995, obtained approval from the Reserve Bank of Zimbabwe for the purchase in December 1995, and concluded the purchase on January 31, 1996 (see "Mining Activities - Zimbabwe Gold Properties"). As a result, the Company paid $4,864,216 to acquire 100% of the shares of a group of five private mining companies (the "Zimbabwe Companies"): Matabeleland Minerals (Private) Limited, Greenhorn Mines (Private) Limited, Morven Mining (Private) Limited, Motapa Minerals (Private) Limited and Turk Mines (Private) Limited. The Zimbabwe Companies own a 100% interest in mining claims controlling gold and silver mineral rights on properties that lie within the Bubi Greenstone Belt in central Zimbabwe. As of September 30, 1999, these properties contained 958,900 ounces of aggregate proven (measured) and probable (indicated) gold reserves, and another 362,000 ounces of inferred reserves (see "ITEM 2. DESCRIPTION OF PROPERTY - Zimbabwe - Reserves"). The mines contain numerous shafts, mining equipment and mineral processing mills with a total current capacity of approximately 3,000 metric tons per day, in a combination of milling and dump retreatment capacity (see "ITEM 2. DESCRIPTION OF PROPERTY - Zimbabwe - Turk Mine").

     On January 31, 1996, the Company purchased the assets of the Queen's Group of Mines (Dawn Mine property) in Zimbabwe from Olympus Gold Mines Limited for approximately $455,000 (see "ITEM 2. DESCRIPTION OF PROPERTY - Zimbabwe - Queen's Group of Mines"). Prior to the Company's purchase, the Queen's Group of Mines produced over 340,000 ounces of gold at an average recovered grade of 0.44 ounces per ton (14.9 grams per tonne). The Queen's Group of Mines are located approximately eleven kilometers south of the Turk mine and mill and were operated under a mine plan which included the Turk mine and other mining properties in the area owned by the Company. During July 1999, the Queen's Group of Mines was permanently shut-down.

     During the fiscal year ended September 30, 1996, the Company purchased all of the common shares of Copperbelt Associates Limited for $65,700, thereby acquiring a full interest in a three-year prospecting license covering the Luswishi Dome area, which covers approximately 4,388 square kilometers in the Zambia copperbelt. During the fiscal year ended September 30, 1998, the Company changed the name of Copperbelt Associates Limited to Casmyn Mining (Zambia) Limited. Previous exploration in this area has shown the presence of copper, uranium and cobalt, and the Company's previous exploration on this property yielded ore grade drill intercepts of copper together with uranium and cobalt, but no economic mineralization. Through September 30, 1998, the Company had expended approximately $800,000 on airborne and ground geophysics, geological mapping, geochemical sampling, diamond drilling and percussion drilling.

     On June 4, 1999, the Company entered into an Exploration Agreement with Right to Acquire an Interest in Prospecting License (the "Exploration Agreement") with Cyprus Amax Zambia Corporation ("Cyprus Amax"). The Exploration Agreement requires Cyprus Amax to expend $3,000,000 to fund exploration, development and other work on land covered by the Company's former prospecting license in or near the Copper Belt Province in the Republic of Zambia (the "Luswishi Dome Project"). Cyprus Amax is a significant operator in Zambia and has substantial experience and financial resources. Upon the expenditure by Cyprus Amax of $3,000,000 on or for the benefit of the Luswishi Dome Project, the Company will have the right to acquire an undivided 15% interest in the Luswishi Dome Project from Cyprus Amax for a nominal cost. At such time, Cyprus Amax and the Company have agreed to enter into a contractual joint venture to carry out further exploration and, if warranted, development and mining of the Luswishi Dome Project. There can be no assurances that Cyprus Amax will expend the $3,000,000, that the joint venture will ever be formed, or that if the joint venture is formed, it will ever become economically viable. During January 2001, the Exploration Agreement was transferred by Cyprus Amax to another company that is a wholly-owned subsidiary of First Quantum Minerals Ltd. The Exploration Agreement was transferred to Resource as part of the spin-off of Resource to the Company's shareholders effective July 1, 2000.

Transactions Involving First Convertible Preferred Stock:

     On April 14, 1997, the Company completed the placement of 751,200 shares of First Convertible Preferred Stock. An additional 83,467 shares of First Convertible Preferred Stock were issued to Societe Generale in exchange for a previously issued convertible debenture. On September 2, 1997, the Company completed the placement of an additional 533,885 shares of First Convertible Preferred Stock.

     Each share of First Convertible Preferred Stock had a stated value of $25.00 per share and was entitled to a dividend of 8% per annum, payable quarterly, to be paid in additional shares of First Convertible Preferred Stock, and was convertible into shares of common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion, subject to certain adjustments. The number of shares that could be converted by a holder over a ten-month period beginning in July 1997 was limited to 10% per month on a cumulative basis.

     The Company had 523,784 shares of First Convertible Preferred Stock issued and outstanding on September 30, 1999. Pursuant to the Preferred Stock

Investment Agreements dated April 11, 1997 and September 2, 1997 (the "Investment Agreements"), a technical default occurred when the Company's common stock was delisted from the NASDAQ SmallCap Market on July 31, 1998. The Investment Agreements obligated the Company to pay the holders of the First Convertible Preferred Stock a cash penalty of 3% of the total purchase price of the Preferred Stock during any period in excess of 30 days that the Company's common stock was not listed and traded on NASDAQ or a national securities exchange. The Investment Agreements provided the holders of the First Convertible Preferred Stock with the right to have their shares redeemed by the Company at the adjusted liquidation preference plus accrued but unpaid dividends if the 3% penalty was not paid within 30 days of when due.

     As a result of the default caused by the delisting of the Company's common stock from the NASDAQ SmallCap Market on July 31, 1998, which occurred under the auspices of former management, the Company recorded a penalty with respect to the First Convertible Preferred Stock of $839,737 and $5,626,118 for the fiscal years ended September 30, 1998 and 1999, respectively, which was not paid. The accrued liability with respect to the penalty on First Convertible Preferred Stock was $4,917,207 at September 30, 1999.

     Since the right to require the Company to redeem the shares of First Convertible Preferred Stock outstanding at September 30, 1999 was outside the control of the Company, the carrying value of the outstanding shares of First Convertible Preferred Stock at such date was recorded in the financial statements at their redemption liquidation preference of $21,466,557, and such shares were reclassified out of the shareholders' deficiency section of the balance sheet.

     Under the auspices of new management, during the fiscal year ended September 30, 1999, the Company repurchased 598,655 shares of First Convertible Preferred Stock for $1,247,472 and the Company converted 1,924 shares of First Convertible Preferred Stock into 25,826,432 shares of common stock, as a result of which such holders waived their right to claim their proportionate share of the redemption liquidation preference obligation and the penalty obligation. Accordingly, new management was able to reduce the redemption liquidation preference obligation and the penalty obligation, and increase shareholders' equity, by $26,102,484 during the fiscal year ended September 30, 1999.

     During September 1998, the Company repurchased and retired 19,948 shares of First Convertible Preferred Stock for $25,753. The Company also converted 394,342 shares of First Convertible Preferred Stock into 204,889,060 shares of common stock during the fiscal year ended September 30, 1998. These transactions occurred under the auspices of former management.

WaterPur International Inc.:

     Through September 30, 1997, under the direction of prior management, the Company advanced approximately $9,000,000 to WaterPur International Inc., a Delaware corporation ("WaterPur"). WaterPur was engaged in the development, manufacture, sales and management of water treatment, purification and depollution equipment and facilities worldwide. During this same period of time, the Company provided additional consideration to WaterPur of approximately $3,000,000, including marketable securities with a value at the time of transfer of approximately $2,500,000. Through September 30, 1998, WaterPur was an affiliated public company with certain common officers and directors.

     Effective September 30, 1997, subject to certain conditions, the Company, under the direction of prior management, entered into an agreement to restructure essentially its entire investment in WaterPur in exchange for an aggregate of 7,900,004 shares of convertible preferred stock of WaterPur. Also effective September 30, 1997, the Company's Board of Directors approved the spin-off of the 7,900,004 shares of convertible preferred stock to the common and preferred shareholders of the Company of record on October 15, 1997, subject to compliance with regulatory requirements and certain other conditions. The consideration that the Company had transferred to WaterPur through September 30, 1997 was reflected for accounting purposes as an investment in WaterPur, and a corresponding dividend payable, of $4,574,368 at September 30, 1997. New management believes that this transaction may have been improper.

     In conjunction with the September 30, 1997 restructuring, the Company repurchased 150,000 shares of its common stock held by WaterPur for $750,000 cash, and WaterPur issued to the Company warrants to purchase 3,300,000 shares of WaterPur common stock exercisable at $0.75 per share for a period of three years.

     During the fiscal year ended September 30, 1998, due to a significant and prolonged decrease in the market value of WaterPur's common stock, WaterPur's inability to repay amounts borrowed from the Company, and WaterPur's continuing need for additional loans, management of the Company determined that there had been an impairment in the value of the investment in WaterPur, and wrote off the entire investment in WaterPur. Accordingly, at September 30, 1998, the Company's investment in WaterPur, and the corresponding dividend payable, had been reduced to zero. In December 1998, the Board of Directors determined not to effect the spin-off of the Company's preferred stock investment in WaterPur for several reasons, including material non-performance by WaterPur, WaterPur's inability to obtain regulatory approval to date and in the foreseeable future, and WaterPur's inability to complete its annual audit and to make its securities filings on a timely basis.

     During September 1998, the Company began implementation of a plan to separate the operations, personnel and executive management of the Company and WaterPur, which plan had been substantially completed by December 31, 1998.

     Pursuant to a Share Exchange Agreement dated as of May 7, 1999 between WaterPur and Gary T.C. Joice and Henriette Martinitz (collectively, the "ProSafe Shareholders"), WaterPur acquired all of the outstanding capital stock of ProSafe Fire Training Systems, Inc., an Ontario, Canada corporation ("ProSafe"), in consideration for the issuance to the ProSafe Shareholders of an aggregate of 218,833 shares of the Series B Convertible Preferred Stock of WaterPur. Pursuant to an Asset Purchase Agreement dated as of May 7, 1999 between WaterPur and Duck Marine Systems, Inc. ("DMS"), WaterPur acquired from DMS substantially all of the assets, properties and operating contracts of DMS, subject to certain liabilities of DMS, in consideration of the issuance to DMS of an aggregate of 218,833 shares of the Series B Convertible Preferred Stock of WaterPur (the "DMS Acquisition"). The closings of the ProSafe acquisition and the DMS acquisition occurred simultaneously on May 10, 1999 and were conditional on each other. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of common stock of WaterPur. As a result of these acquisition transactions, the shareholders and management of Pro Safe and DMS effectively assumed the management and control of WaterPur.

     During February 2002, the Company settled all outstanding debts and claims that it had against WaterPur in exchange for 1,000,000 shares of WaterPur common stock and warrants to purchase 250,000 shares of WaterPur common stock, exercisable for a period of three years at $1.00 per share. The Company has not ascribed any value to such securities because no fair market value was ascertainable and the previous investments in WaterPur were written off in prior years as the Company deemed such investments impaired. In conjunction with this settlement, the acquisitions previously effected by WaterPur on May 10, 1999 were rescinded, and WaterPur acquired Aquentium, Inc., an investment and holding company incorporated in the state of Nevada, in a reverse merger transaction.

Mineral Resource Development:

     The following glossary of mining terms and definitions relates to the discussion of the Company's mining activities contained herein.

"Mineral Deposit" or "Mineralized Material" is a gold-bearing material that has been physically delineated by one or more of a number of methods, including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization to have economic potential warranting further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized materials only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined and the project containing the material has been approved for development. Under United States Securities and Exchange Commission standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities.

"Reserve" is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

"Proven (Measured) Reserves" are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well-established.

"Probable (Indicated) Reserves" are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

"Inferred Resources" are additional mineralized material inferred from sampling where the lack of data means that continuity cannot be predicted with certainty.

"Tonnage" and "Grade" refer, respectively, to the quantity of reserves and mineralized material and the amount of gold contained therein and include, in the case of reserves, estimates for mining dilution but not for other processing losses.

"Tonne" refers to metric ton and is equal to 1.102 short tons or 2,204.622 pounds. 1.00 troy ounce per short ton equals 34.2857 grams per tonne.

Mining Activities:

     The Company conducted its exploration and mining activities in Zimbabwe through its wholly-owned subsidiary, Casmyn Mining Zimbabwe (Private) Ltd.

Zimbabwe Gold Properties:

     Casmyn Mining Zimbabwe (Private) Ltd. was organized and incorporated in

Zimbabwe to acquire mineral properties and mining operations, and was granted approval by the Zimbabwe Investment Center to invest in mining operations in Zimbabwe on May 23, 1995. Through September 30, 1999, the Company had expended in excess of $24,000,000 to purchase, explore and develop its Zimbabwe gold properties.

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

     Through the acquisition of the Zimbabwe Companies, the Company acquired a 100% interest in 18 gold mines. As of September 30, 1999, the Company was operating two of the 18 mines that it had acquired, the Turk and Lonely mines, having shut-down the Queen's Group of Mines, which includes the Dawn mine, in July 1999. In addition, during May 2000, the Company shut-down and abandoned the Lonely mine. As of September 30, 1999, these properties contained aggregate proven (measured) and probable (indicated) gold reserves of 958,900 ounces (see "ITEM 2. DESCRIPTION OF PROPERTY - Zimbabwe - Reserves").

     The Company expanded and refurbished the mine and physical plant infrastructure at a total cost of approximately $19,000,000 during the fiscal year ended September 30, 1998. The expansion included refurbishment of two existing mills and installation of a third new mill, installation of a new sorting plant, new leach and gold recovery circuits, refurbishment of three existing shafts at the Turk mine, sinking of a new shaft at the Turk mine western extension, new tailings reprocessing plants at the Turk and Lonely mines, construction of housing and infrastructure, and construction and commissioning of new tailings disposal sites.

     On January 31, 1996, the Company purchased the assets of the Queen's Group of Mines, which includes the Dawn mine, in Zimbabwe from Olympus Gold Mines Limited for approximately $455,000 (see "ITEM 2. DESCRIPTION OF PROPERTY - Queen's Group of Mines"). The Queen's Group of Mines are located approximately eleven kilometers south of the Turk mine and mill and were operated under a mine plan which included the Turk mine and other mining properties in the area owned by the Company. During July 1999, the Queen's Group of Mines was permanently shut-down and abandoned.

     As of September 30, 1999, Steffen, Robertson and Kirsten, independent engineering consultants, calculated that the Company has 958,900 ounces of proven (measured) and probable (indicated) gold reserves and 362,000 ounces of inferred gold resources in its Zimbabwe properties (see "ITEM 2. DESCRIPTION OF PROPERTY - Zimbabwe - Reserves").

Zambian Copperbelt:

     During the fiscal year ended September 30, 1996, the Company purchased all of the common shares of Copperbelt Associates Limited for $65,700, thereby acquiring a full interest in a three-year prospecting license covering the Luswishi Dome area, which covers approximately 4,388 square kilometers in the Zambia Copperbelt. During the fiscal year ended September 30, 1998, the Company changed the name of Copperbelt Associates Limited to Casmyn Mining (Zambia) Limited. Previous exploration in this area has shown the presence of copper, uranium and cobalt, and the Company's previous exploration on this property yielded ore grade drill intercepts of copper together with uranium and cobalt, but no economic mineralization. Through September 30, 1998, the Company had expended approximately $800,000 on airborne and ground geophysics, geological mapping, geochemical sampling, diamond drilling and percussion drilling.

     On June 4, 1999, the Company entered into an Exploration Agreement with Right to Acquire an Interest in Prospecting License (the "Exploration Agreement") with Cyprus Amax Zambia Corporation ("Cyprus Amax"). The Exploration Agreement requires Cyprus Amax to expend $3,000,000 to fund exploration, development and other work on land covered by the Company's former prospecting license in or near the Copper Belt Province in the Republic of Zambia (the "Luswishi Dome Project"). Cyprus Amax is a significant operator in Zambia and has substantial experience and financial resources. Upon the expenditure by Cyprus Amax of $3,000,000 on or for the benefit of the Luswishi Dome Project, the Company will have the right to acquire an undivided 15% interest in the Luswishi Dome Project from Cyprus Amax for a nominal cost. At such time, Cyprus Amax and the Company have agreed to enter into a contractual joint venture to carry out further exploration and, if warranted, development and mining of the Luswishi Dome Project. There can be no assurances that Cyprus Amax will expend the $3,000,000, that the joint venture will ever be formed, or that if the joint venture is formed, it will ever become economically viable. During January 2001, the Exploration Agreement was transferred by Cyprus Amax to another company that is a wholly-owned subsidiary of First Quantum Minerals Ltd. The Exploration Agreement was transferred to Resource as part of the spin-off of Resource to the Company's shareholders effective July 1, 2000.

Industry Overview and Certain Additional Factors:

     Competition. The Company competes with large established mining companies having substantial capabilities and greater financial and technical resources than the Company. The Company also competes with other mining companies in the recruitment and retention of qualified employees. Accordingly, the Company may not be able to acquire future potential mining properties under acceptable terms and conditions, or to attract and retain qualified employees.

     Government Approval and Regulations. The exploration and mining operations of the Company in Zimbabwe have been conducted through the Company's wholly-owned subsidiary, Casmyn Mining Zimbabwe (Private) Ltd. The laws of Zimbabwe require approval to conduct exploration and mining activities generally, and Casmyn Mining Zimbabwe (Private) Ltd. received such approval from the Zimbabwe Investment Center on May 23, 1995.

     Compliance with Environmental Laws. To date and through September 30, 1999, the cost of environmental compliance relating to mineral development has not been significant. During the fiscal year ended September 30, 1999, the Company conducted a comprehensive review of its potential environmental liability in Zimbabwe and as a result recorded a provision for reclamation and remediation of $233,300. The Company expects to record subsequent additions to the provision for reclamation and remediation based on ounces of gold produced. The Company believes that it is in compliance with the environmental laws of Zimbabwe. It is the Company's policy to reclaim disturbed sites as mining is completed and to restore those sites to the standards required by current Zimbabwe legislation.

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

     The mining business is subject to a variety of risks and hazards, including a decline in the selling price of minerals, environmental hazards, industrial accidents, flooding and the discharge of toxic chemicals. The Company has obtained insurance in amounts it considers to be adequate to protect itself against certain of these risks of mining and processing. However, the Company may become subject to liability for certain hazards for which it cannot obtain insurance or against which it may elect not to obtain insurance because of premium costs or other reasons.

     Exploration Programs. The Company's business includes the exploration of its existing properties and the evaluation and pursuit of potential new prospects in the exploration stage. Substantial expenditures may be incurred in an attempt to establish the economic feasibility of mining operations by identifying mineral deposits and establishing reserves through drilling and other techniques, designing facilities and planning mining operations. The economic feasibility of a project depends on numerous factors, including the cost of mining, production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility and the market price of the minerals at the time of sale. There is no assurance that existing or future exploration programs or acquisitions will result in the identification of deposits that can be mined profitably.

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

     Market Factors and Volatility. Active international markets have historically existed for gold. The Zimbabwe government requires all gold produced in Zimbabwe to be sold to the Zimbabwe Reserve Bank at the spot 2:00 p.m. London price on the day of delivery. Settlement of gold sales are in Zimbabwe dollars at the equivalent of the United States gold trading rate on the sale date. The price of gold has fluctuated significantly in recent years, and has been in a general downward trend during the past few years. The price of gold is affected by numerous factors beyond the control of the Company, and it is therefore not possible to predict the future price of gold with any degree of accuracy. A significant decline in the price of gold could have a material adverse effect on the Company.

     Need for Additional Capital. To realize the full potential of the Company's mineral properties, through continuing exploration, development and production, the purchase of additional properties, and the construction of mining facilities, the Company will require substantial additional capital. To the extent that the Company decides to fund such activities directly, there can be no assurances that the Company will be able to secure adequate capital on a timely basis and/or under acceptable terms and conditions.

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

     Income earned in foreign countries is subject to foreign income taxes. In order to relieve double taxation, the United States Federal tax law generally allows United States corporations a credit against their United States tax liability in the year the foreign earnings become subject to United States tax in the amount of the foreign taxes paid on those earnings. Under complex limitation rules, the credit is limited, in general, to the United States pre-credit tax imposed on the United States corporation's foreign source income. Further, complex tax rules exist for allocating and apportioning interest, research and development expenses and certain other expense deductions between United States and foreign sources. Limitation provisions of the source rules decrease the amount of foreign source income many United States multinational corporations can generate. Reduced foreign source income results in a smaller foreign tax credit limitation, as the limitation is based on the ratio of foreign source net income to total net income.

     These rules can prevent United States multinational corporations from crediting all of the foreign taxes they pay. To the extent that foreign taxes are not creditable, foreign source income bears a tax burden higher than the United States tax rate.

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

     The economies of individual countries in which the Company does or may do business can differ significantly from the United States economy in such respects as the rate of growth of gross national product, rate of inflation, currency stability, capital reinvestment, resource self-sufficiency, structural unemployment and balance of payments position. In addition, governments in certain foreign countries in which the Company does or may do business participate to a significant extent, through ownership interests, regulation or taxation, in their respective economies. Action by these governments could have a significant adverse effect on the Company's business.

     Risk of Currency Exchange Rate Fluctuations. The value of the assets of the Company as measured in dollars may also be affected favorably or unfavorably by fluctuations in currency rates and exchange control regulations. Some of the currencies of countries in which the Company does business have experienced devaluations relative to the United States dollar, and major adjustments have been made periodically in certain of such currencies. In addition, certain of these countries face significant exchange constraints. Further, the Company may incur costs in connection with conversions between various currencies. Foreign exchange dealers realize a profit based on the difference between the prices at which they are buying and selling various currencies. Thus, a dealer normally will offer to sell a foreign currency to the Company at one rate, while offering a lesser rate of exchange should the Company desire to immediately resell that currency to the dealer. The Company conducts its foreign currency exchange transactions on the spot (i.e., cash) basis at the spot rate prevailing in the foreign currency exchange market. The Company does not currently engage in any foreign currency hedging transactions.

     Employees. As of September 30, 1999, the Company's Zimbabwe operations had 435 employees, of which 425 were mine workers covered by the Zimbabwe government and Chamber of Mines labor agreements. The remaining employees were management and professional staff who were not subject to any collective bargaining agreements or union affiliations.

     During August 2000, as part of an industry-wide union-led initiative, the Company's Zimbabwe operations suffered a three-day strike, which was resolved through negotiations. The Company has not suffered any other strikes or other work stoppages, and management believes that it relations with its employees are good.

     In conjunction with the restructuring of the Company's operations and the relocation of its corporate offices from Vancouver, British Columbia, Canada to Los Angeles, California, the Company has significantly reduced corporate operating costs by reducing its executive management and corporate staff from nine to four people, eliminating standard employee benefits and utilizing part-time personnel as necessary (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

ITEM 2.   DESCRIPTION OF PROPERTY

     In January 1996, the Company acquired a 100% interest in 18 gold mines in Zimbabwe covering approximately 1,200 hectares (2,965 acres) in the Bubi Greenstone Belt in central Zimbabwe. The Company has pegged an additional 153 gold reef claim blocks (1,463 hectares) and 10 base metal claim blocks (250 hectares), and has received an Exclusive Prospecting Order that covers the prospective area around the Turk and Charliesona mines. This provided the Company the exclusive right to prospect and peg gold claims in an area covering 37,182 hectares for a period of three years commencing August 1998. Within the Company's properties, several producing mines exist, the largest of which is the Turk mine. During the fiscal year ended September 30, 1999, the Company conducted mining operations at the Turk, Lonely, Dawn and Queen's Group of Mines. However, during July 1999, the Company shut-down and abandoned the Queen's Group of Mines, which included the Dawn mine. In addition, during May 2000, the Company shut-down and abandoned the Lonely mine.

Turk Mine:

     General. The Turk mine is located approximately 55 kilometers north of Bulawayo, Zimbabwe. A single-lane paved road that accesses the Turk mine is currently being upgraded by the Zimbabwe government to a two-lane highway. The Turk mine is a typical Archean shear hosted lode gold vein deposit that has been partially exploited down to 800 meters. The Turk mine has been dewatered down to the 550 meter level and current rehabilitation and development work is being concentrated in the first 350 meters. A drilling and underground development program conducted by the Company in 1997 and 1998 identified an open pit mineable body (the "Eli Khulu" body) between the Incline and Armenian shafts. The Company began mining operations at Eli Khulu in September 2000. The Angelus mine is considered part of the Turk mine.

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

     Refurbishment and Construction. During the fiscal year ended September 30, 1999, the Company completed the following projects at the Turk mine, at a cost of approximately $400,000: re-equipping of the main vertical shaft so that it is capable of hoisting 250 tonnes per day of ore and waste; development of the electrical reticulation system to distribute 5,000 KVA of electricity; installation of power factor correction equipment; installation of a water recycling system and additional water pumping facilities; and refurbishment of the 250 tonne per day crusher.

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

     A major development of the Turk mine is estimated to require a significant capital expenditure over an extended period of time, which would allow the Company to access, hoist and treat 500 to 700 tonnes per day of underground ore. Given the current financial resources available to the Company, as well as the external factors that affect the values and financing of mineral producing properties in third world countries, and in particular the economic and political instability in Zimbabwe, the Company does not believe that it would be able to obtain the required capital on a timely and cost effective basis, should the Company decide to implement a major mine development program. As an alternative to funding the direct development of the Turk mine, the Company may also consider a joint venture or sale of its mining assets in order to preserve its capital and maximize shareholder value, but there can be no assurances that the Company would be successful in this regard.

Reserves:

     The tables set forth below present the Company's interest in estimated reserves of contained and recoverable ounces of gold in place at each of the Company's mining properties as of September 30, 1999. These estimates were prepared by the Company's geologists at the mines and were independently verified by Steffen, Robertson and Kirsten, specialists in the field of reserve validation, in a report dated August 16, 2000. However, these estimates should not be considered as an indication of future results of operations, and are subject to adjustment based on additional information obtained in conjunction with continuing mining activities on the respective mining properties.

     The recovery of gold from the in-place contained gold reserves has been measured, and it varies by location and type of material. Gold recoveries resulting from the different mining methods and benefication processes are as follows: milled sulphide ore gives gold recovery rates between 80% and 90% and retreatment tailings (dump) gold recovery rates range from 49% to 75%. The stated grade for the Proven and Probable categories is for recoverable grams of gold per tonne of ore. The stated grade for the Measured, Indicated and Inferred categories is for contained grams of gold per tonne of ore.

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

     Proven (Measured) and Probable (Indicated) ore reserves were 171,100 ounces and 787,800 ounces, respectively, at September 30, 1999, and 179,500 ounces and 721,990 ounces, respectively, at September 30, 1998. The total of all Proven (Measured) and Probable (Indicated) ore reserves was 958,900 ounces at September 30, 1999, and 901,490 ounces at September 30, 1998. At September 30, 1999, an additional 362,000 ounces of gold were identified in the "Inferred" category (i.e., additional mineralized material), most of which are located underground at the Turk mine.




                     Proven                    Measured
                      ---------------------------------------------------
                     Gold                        Gold
                     Grade                       Grade
              Mass  (grams/    Gold      Mass   (grams/    Gold
Mine        (tonnes) tonne)  (ounces)  (tonnes)  tonne)  (ounces)
----        -------- ------  --------  --------  ------  --------
Hard Rock:
Turk          45,200   4.19    6,100    193,000    3.96    24,600
Angelus
External
 Prospects                            1,252,000    1.78    71,600
Queens
           ---------          ------  ---------            ------
Total/
 Average      45,200   4.19    6,100  1,445,000    2.07    96,200
           ---------          ------  ---------            ------
Dumps:
Turk       1,961,300   0.55   34,700
Lonely     1,016,100   0.32   10,500
Dawn         685,700   0.92   20,300
External      67,000   0.69    1,500    130,000    0.42     1,800
           ---------          ------  ---------            ------
Total/
 Average   3,730,100   0.56   67,000    130,000    0.42     1,800
           ---------          ------  ---------            ------
Grand
 Total/
 Average   3,775,300   0.60   73,100  1,575,000    1.93    98,000
           =========          ======  =========            ======




                    Probable                   Indicated
            -------------------------  --------------------------
                     Gold                        Gold
                     Grade                       Grade
              Mass  (grams/    Gold      Mass   (grams/    Gold
Mine        (tonnes) tonne)  (ounces)  (tonnes)  tonne)  (ounces)
----        -------- ------  --------  --------  ------  --------
Hard Rock:
Turk         471,000   3.76   57,000  3,788,000    5.67   690,000
Angelus                                 147,000    7.41    35,000
External
 Prospects    26,000   6.34    5,300
Queens         3,000   5.18      500
             -------          ------  ---------           -------
Total/
 Average     500,000   3.91   62,800  3,935,000    5.73   725,000
             -------          ------  ---------           -------
Dumps:
Turk
Lonely
Dawn
External
             -------          ------  ---------           -------
Total/
Average
             -------          ------  ---------           -------
Grand
 Total/
 Average     500,000   3.91   62,800  3,935,000    5.73   725,000
             =======          ======  =========           =======




                                               Inferred
                                       --------------------------
                                                 Gold
                                                 Grade
                                         Mass   (grams/    Gold
Mine                                   (tonnes)  tonne)  (ounces)
----                                   --------  ------  --------
Hard Rock:
Turk                                  1,816,000    5.58   326,000
Angelus                                  33,000    7.54     8,000
External
 Prospects                              118,000    5.27    20,000
Queens                                   56,000    3.89     7,000
                                      ---------           -------
Total/
 Average                              2,020,000    5.55   361,000
                                      ---------           -------
Dumps:
Turk
Lonely
Dawn
External                                 20,000    0.95     1,000
                                      ---------           -------
Total/
 Average                                 20,000    0.95     1,000
                                      ---------           -------
Grand
 Total/
 Average                              2,040,000    5.51   362,000
                                      =========           =======



Facilities:

     During the fiscal year ended September 30, 1998, the Company maintained its corporate offices in Vancouver, British Columbia, Canada. The Company shared such office space with WaterPur, an affiliated company. The lease for the Vancouver, British Columbia, Canada office space was terminated effective December 14, 1998. Effective March 1, 1999, the Company entered into a two-year lease in Los Angeles, California for its corporate offices at an initial cost of $2,000 per month, which was subsequently extended. The lease expires on March 31, 2003.


ITEM 3.   LEGAL PROCEEDINGS

     The Company filed bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code on December 7, 1999 (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

     In conjunction with the Company's bankruptcy proceedings, the Company initiated litigation in courts in the United States, Canada and the Bahamas against various members of former management and other persons and entities. The Company also asserted claims against certain professional firms that had previously provided legal and accounting services to the Company under the auspices of former management.

     During September 2002, the Company concluded legal settlements with respect to all litigation and claims that it had been pursuing in various jurisdictions against the Company's former officers, directors, auditors and legal counsel. These legal settlements provided for aggregate lump-sum cash payments to the Company of approximately $6,900,000, which resulted in net payments of approximately $5,700,000, after deduction for contingency legal fees and other related expenses.

     The completion of the legal settlements terminated all litigation and claims that the Company has been asserting against all of the settling defendants.

     During February 2002, the Company settled all outstanding debts and claims that it had against WaterPur International, Inc. ("WaterPur") in exchange for 1,000,000 shares of WaterPur common stock and warrants to purchase 250,000 shares of WaterPur common stock, exercisable for a period of three years at $1.00 per share. The Company has not ascribed any value to such securities because no fair market value was ascertainable and the previous investments in WaterPur were written off in prior years as the Company deemed such investments impaired. In conjunction with this settlement, the acquisitions previously effected by WaterPur on May 10, 1999 were rescinded, and WaterPur acquired Aquentium, Inc., an investment and holding company incorporated in the state of Nevada, in a reverse merger transaction.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                    PART II.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a. Market Information

     From February 24, 1997 through July 31, 1998, the Company's common stock was traded on the NASDAQ SmallCap Market under the symbol "CMYN". From August 1, 1998 through September 30, 1999, 2000, the Company's common stock was traded on the over-the-counter market.

     The following table sets forth the range of closing prices of the Company's common stock as quoted during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Furthermore, such quotations should not be deemed to reflect an "established public trading market". All of the share price information presented below has not been adjusted to reflect the 1-for-500 reverse split of the Company's common stock effective April 11, 2000. The information set forth below was obtained from FinancialWeb.com.


                                                 High       Low
                                                 ----       ---

 Fiscal Year Ended September 30, 1998:

 Three months ended -

 December 31, 1997                           $ 6.3750  $ 1.6875
 March 31, 1998                                1.5625    0.0310
 June 30, 1998                                 0.0620    0.0310
 September 30, 1998                            0.0310    0.0020

 Fiscal Year Ended September 30, 1999:

 Three months ended -

 December 31, 1998                             0.0310    0.0100
 March 31, 1999                                0.0120    0.0100
 June 30, 1999                                 0.0250    0.0100
 September 30, 1999                            0.0150    0.0100


     b. Holders

     As of September 30, 1999, the Company had 332 shareholders of record with respect to the Company's common stock and 44 shareholders of record with respect to the Company's First Convertible Preferred Stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 5,000 common shareholders, including shares held in street name, as of September 30, 1999.

     c. Dividends

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

     d. Sales of Unregistered Securities

     During the fiscal year ended September 30, 1999, the Company issued 25,826,432 shares of common stock upon conversion of 1,924 shares of First Convertible Preferred Stock. The shares of common stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the Securities and Exchange Commission thereunder, based on certain representations made to the Company by the converting stockholders. The shareholders were investors that had originally purchased the shares of First Convertible Preferred Stock in the Company's 1997 private placement.

     During the fiscal year ended September 30, 1999, the Company issued 40,016 shares of First Convertible Preferred Stock as payment of the 8% annual dividend. The aggregate value of such shares of First Convertible Preferred Stock, calculated at the stated value of $25.00 per share, was $1,000,400. The shares of First Convertible Preferred Stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the Securities and Exchange Commission thereunder, based on certain representations made to the Company by the stockholders. The shareholders were investors that had originally purchased the shares of First Convertible Preferred Stock in the Company's 1997 private placement.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview:

     During the fiscal year ended September 30, 1999, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities in Zimbabwe (a country located in southern Africa). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000, the operations of the Zimbabwe subsidiary were classified for accounting purposes as discontinued operations during the fiscal year ended September 30, 1999. The Zimbabwe subsidiary was owned by the Company through June 30, 2000, and subsequently by a separate company, Resource Ventures, Inc., a Nevada corporation, which was spun-off to all of the Company's shareholders effective July 1, 2000. The Zimbabwe subsidiary, Casmyn Mining Zimbabwe (Private) Ltd., is a wholly-owned subsidiary of Casmyn Mining Corporation, a Nevada corporation, which was a wholly-owned subsidiary of the Company.

     Financial information with respect to the Zimbabwe subsidiary for the fiscal year ended September 30, 1999 is presented subsequently as part of the discussion of discontinued operations. The Company maintains its corporate offices in the United States.

Restructuring and Reorganization:

     During the fiscal year ended September 30, 1998, as a result of various actions and transactions authorized by former management over the past few years, the Company encountered severe financial difficulties. These financial difficulties included significant losses, dissipation of the Company's working capital and managerial resources, delisting of the Company's common stock from the NASDAQ SmallCap Market, and the Company's defaulting on certain obligations to the holders of the First Convertible Preferred Stock (see "Transactions Involving First Convertible Preferred Stock"). As a result of these developments, the Board of Directors was reconfigured and new management was appointed to address and resolve these problems, as described below.

     During August 1998, the Board of Directors of the Company was reconfigured, with two members resigning and four new members being appointed. On October 1, 1998, Amyn S. Dahya resigned as President and Chief Executive Officer and was replaced by Mark S. Zucker, one of the new directors.

     During October and November 1998, the Company completely restructured its management team, which then began a comprehensive review and evaluation of the Company's existing business operations and capital structure, with the objective of rationalizing the Company's capital structure and maximizing the entity value for all of the Company's equity holders.

     In October 1998, the Company began the implementation of a plan to streamline its operations worldwide and divest all non-core business interests. By that time, the Company's only significant remaining operations were its gold mining operations in Zimbabwe. Accordingly, new management focused its operational turnaround efforts on the Zimbabwe gold mining operations. The Company implemented programs to evaluate ways to improve production and achieve production efficiencies, increase gold reserves, reduce capital expenditures and operating costs, maximize operating profits and operating cash flows, and evaluate future opportunities. New management downsized the Company's executive management and corporate staff, closed the Company's executive and administrative offices in Vancouver, British Columbia, Canada, and relocated them to Los Angeles, California, which resulted in substantial cost savings to the Company.

     On June 2, 1999, the holders of more than 10% of the outstanding shares of common stock and the holders of more than 10% of the outstanding shares of First Convertible Preferred Stock sent a letter to the Company's Board of Directors proposing amendments to the Company's Articles of Incorporation and calling for a special meeting of the Company's shareholders to consider a vote on such amendments. The proposed amendments called for a 1-for-500 reverse stock split of the common stock, a conversion of each share of First Convertible Preferred Stock into 8.5 shares of post-reverse split common stock, and an increase in the Company's authorized shares of capital stock. These amendments, had they been approved by the Company's shareholders, would have resulted in the then current holders of the First Convertible Preferred Stock owning approximately 90% of the issued and outstanding shares of common stock following the completion of the above-described reverse stock split and conversion. Management of the Company responded to this proposal and engaged in extensive discussions with such shareholders. The Company's Board of Directors ultimately made a determination not to take a position or make a recommendation regarding this proposal.

     On December 7, 1999, Casmyn filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") in order to proceed with an equity recapitalization. The Zimbabwe gold mining operations were owned by a separate subsidiary of Casmyn which was not a part of the Chapter 11 bankruptcy filing, and which continued to conduct business as usual during the bankruptcy proceedings. Casmyn operated as debtor-in-possession during the bankruptcy proceedings.

     On March 31, 2000, the Bankruptcy Court confirmed the Debtor's Second Amended Chapter 11 Plan of Reorganization (the "Plan"). The Bankruptcy Court entered its Order Confirming Debtor's Second Amended Chapter 11 Plan of Reorganization on March 31, 2000, resulting in the Plan becoming effective on April 11, 2000. Pursuant to the Bankruptcy Court Order, the record date to determine the distribution of cash and securities to common and preferred shareholders entitled to receive consideration under the Plan was set as April 11, 2000. Creditors and shareholders voted overwhelmingly to approve the Plan.

     Pursuant to the confirmed Plan, all of the 523,784 shares of First Convertible Preferred Stock outstanding were cancelled, and each cancelled share of First Convertible Preferred Stock became convertible into 5.27 shares of common stock. The shares of First Convertible Preferred Stock represented substantially all of Casmyn's debt obligations, with aggregate claims in excess of $27,000,000. In accordance with the Plan, creditors and preferred shareholders received approximately 85% of the common equity, and existing common shareholders received approximately 15% of the common equity, subject to certain adjustments authorized by the Plan. Approximately 3,533,000 shares of common stock were issued and outstanding upon implementation of the Plan.

     The implementation of the Plan resulted in the Company's shareholders' equity increasing by $11,361,875, from $(8,435,357) at December 31, 1999 to $2,926,518 at March 31, 2000, in spite of write-downs of $17,604,326 resulting from the adoption of "fresh-start reporting" as of March 31, 2000.

     In accordance with the Plan, on April 11, 2000, the Company effected a 1-for-500 reverse split of its 243,578,132 shares of common stock outstanding. Shareholders owning less than 50,000 shares of common stock on April 11, 2000 were entitled to receive a cash payment of $1.00 per share after adjusting for the 1-for-500 reverse stock split. Any certificates for old common and preferred stock not presented to the Company's transfer agent by the close of business on April 10, 2001 were automatically cancelled without any further notice or action by the Company. In conjunction with the shares of common stock being issued to preferred and common shareholders pursuant to the Plan, the Plan also authorized the issuance of certain common stock purchase warrants to such recipients.

     Pursuant to the confirmed Plan, the Company's common and preferred shareholders, individually and as classes, were deemed to have transferred to the Company any and all rights that they may have had, known and unknown, to sue the former or present officers, directors, professionals, and agents of the Company for any causes of action whatsoever relating to their acts, conduct or responsibilities with respect to the Company and arising from 1994 forward. In addition, during March 2000, the Company acquired certain rights to assert claims and to sue certain individuals and entities from the placement agent of the Company's First Convertible Preferred Stock.

     On April 28, 2000, in accordance with the Plan, Casmyn was merged with and into Aries, with Aries being the surviving corporation. Aries was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn for this purpose.

     On May 18, 2000, the name of the Company's subsidiary incorporated in the state of Nevada to own the Company's mining investments and properties was changed from Goldco Ltd. to Resource Ventures, Inc. ("Resource").

     On June 1, 2000, the Bankruptcy Court approved and entered an Order Authorizing Non-Material Modification of Debtor's Second Amended Chapter 11 Plan of Reorganization (the "Modification Order"). The Modification Order authorized the Company to bypass the issuance of "New Goldco Warrants" as provided for in the Plan, and instead to issue and distribute to its shareholders all or a majority of the common stock of the Company's wholly-owned subsidiary that owns the Company's mining investments and properties in Zimbabwe.

     Pursuant to the Modification Order, effective July 1, 2000, the Company's Board of Directors authorized the distribution of all of the shares of common stock of Resource to the Company's shareholders of record on April 11, 2000. Accordingly, shareholders entitled to exchange their old securities for new securities pursuant to the Plan received one share of common stock and one common stock purchase warrant (designated as the "Series A" warrants) in Aries and Resource, respectively. Each Series A warrant entitled the holder to purchase one share of common stock at $6.00 per share through April 11, 2001, which was subsequently extended to October 11, 2003.

     When new management was appointed on October 1, 1998, the Company had a shareholders' deficiency of approximately $(21,600,000). Between October 1998 and September 2002, as a result of new management's successful efforts to restructure and recapitalize the Company and to pursue various legal claims, the Company's shareholders' equity increased by over $26,000,000, to approximately $4,700,000 at September 30, 2002, which consists primarily of cash. In addition, shareholders of record on July 1, 2000 received an identical equity interest in the Company's former mineral assets, consisting primarily of the Zimbabwe gold mining properties, through the spin-off of the Company's former Nevada subsidiary.

Accounting Adjustments as a Result of Confirmation of Plan, Adoption of Fresh-Start Reporting and Spin-off of Resource:

     As a result of confirmation of the Plan on March 31, 2000, the Company adopted "fresh-start reporting" pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The Company adopted fresh-start reporting effective March 31, 2000. Fresh-start reporting assumes that a new reporting entity has been created and requires that assets and liabilities be adjusted to their "fair value" in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations". In conjunction with the revaluation of the assets and liabilities, a reorganization value for the Company was determined which generally approximated its fair value before considering any debt and approximated the amount a willing buyer would pay for the assets of the Company after reorganization. Under fresh-start reporting, the reorganization value of the Company was allocated to all of its assets. The Company "pushed-down" the impact of fresh-start reporting to the Zimbabwe subsidiary.

     Significant adjustments to the Company's consolidated financial statements as a result of confirmation of the Plan on March 31, 2000, adoption of fresh-start reporting and distribution of all of the shares of Resource are summarized as follows: (i) all of the 523,784 shares of First Convertible Preferred Stock outstanding were cancelled, and each cancelled share of First Convertible Preferred Stock became convertible into 5.27 shares of common stock under the Plan. Approximately $27,589,000 of liabilities, consisting of delisting charges of $6,122,000 and contractual redemption amounts of $21,467,000 related to the First Convertible Preferred Stock, were liquidated by the cancellation of the outstanding shares of First Convertible Preferred Stock and their conversion into common stock under the Plan; (ii) a 1-for-500 reverse split of the 243,578,142 shares of common stock outstanding was effected on April 11, 2000. Shareholders owning less than 50,000 shares of common stock were entitled to receive a cash payment of $1.00 per share after adjusting for the 1-for-500 reverse stock split. The Company disbursed $53,413 in this regard;
(iii) accumulated deficit at March 31, 2000 of $87,507,653 was eliminated against additional paid-in capital; (iv) based in part on the advice of a mining consulting firm, the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, were reduced to a net fair value of approximately $1,000,000 at March 31, 2000, resulting in a charge to operations of approximately $17,600,000 at March 31, 2000, as a result of various factors related to the operations of the Company's subsidiary in Zimbabwe, including political instability, economic uncertainties, operational difficulties, a lack of comparable transactions, and various other risks. Subsequent to March 31, 2000, the political and economic environment in Zimbabwe has continued to deteriorate; (v) direct incremental costs of the bankruptcy reorganization aggregated approximately $931,000, consisting of legal fees of $482,000 and administrative costs (including management bonuses) of $449,000, which were charged to operations at March 31, 2000; (vi) effective July 1, 2000, the Company's Board of Directors authorized the distribution of all of the shares of common stock of Resource to the Company's shareholders of record on April 11, 2000. Accordingly, shareholders entitled to exchange their old securities for new securities pursuant to the Plan received one share of common stock and one common stock purchase warrant (designated as the "Series A" warrants) in Aries and Resource, respectively. Approximately 3,533,000 shares of common stock and 3,533,000 Series A warrants were issued and outstanding in Aries and in Resource upon implementation of the Plan; (vii) in conjunction with the distribution of the shares of Resource on July 1, 2000, the Company transferred all of its mining assets and operations, including related liabilities, with an adjusted net book value of approximately $1,000,000, and $250,000 cash to Resource. Aries retained cash and investments of approximately $2,150,000 at June 30, 2000, as well as certain litigation rights; and (viii) the implementation of the Plan resulted in the Company's shareholders' equity increasing by $11,361,875, from $(8,435,357) at December 31, 1999 to $2,926,518 at March 31, 2000, in spite of write-downs of $17,604,326 resulting from the adoption of "fresh-start reporting" as of March 31, 2000.

Transactions Involving First Convertible Preferred Stock:

     On April 14, 1997, the Company completed the placement of 751,200 shares of First Convertible Preferred Stock. An additional 83,467 shares of First Convertible Preferred Stock were issued to Societe Generale in exchange for a previously issued convertible debenture. On September 2, 1997, the Company completed the placement of an additional 533,885 shares of First Convertible Preferred Stock.

     Each share of First Convertible Preferred Stock had a stated value of $25.00 per share and was entitled to a dividend of 8% per annum, payable quarterly, to be paid in additional shares of First Convertible Preferred Stock, and was convertible into shares of common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion, subject to certain adjustments. The number of shares that could be converted by a holder over a ten-month period beginning in July 1997 was limited to 10% per month on a cumulative basis.

     The Company had 523,784 shares of First Convertible Preferred Stock issued and outstanding on September 30, 1999. Pursuant to the Preferred Stock Investment Agreements dated April 11, 1997 and September 2, 1997 (the "Investment Agreements"), a technical default occurred when the Company's common stock was delisted from the NASDAQ SmallCap Market on July 31, 1998. The Investment Agreements obligated the Company to pay the holders of the First Convertible Preferred Stock a cash penalty of 3% of the total purchase price of the Preferred Stock during any period in excess of 30 days that the Company's common stock was not listed and traded on NASDAQ or a national securities exchange. The Investment Agreements provided the holders of the First Convertible Preferred Stock with the right to have their shares redeemed by the Company at the adjusted liquidation preference plus accrued but unpaid dividends if the 3% penalty was not paid within 30 days of when due.

     As a result of the default caused by the delisting of the Company's common stock from the NASDAQ SmallCap Market on July 31, 1998, which occurred under the auspices of former management, the Company recorded a penalty with respect to the First Convertible Preferred Stock of $839,737 and $5,626,118 for the fiscal years ended September 30, 1998 and 1999, respectively, which was not paid. The accrued liability with respect to the penalty on First Convertible Preferred Stock was $4,917,207 at September 30, 1999.

     Since the right to require the Company to redeem the shares of First Convertible Preferred Stock outstanding at September 30, 1999 was outside the control of the Company, the carrying value of the outstanding shares of First Convertible Preferred Stock at such date was recorded in the financial statements at their redemption liquidation preference of $21,466,557, and such shares were reclassified out of the shareholders' deficiency section of the balance sheet.

     Under the auspices of new management, during the fiscal year ended September 30, 1999, the Company repurchased 598,655 shares of First Convertible Preferred Stock for $1,247,472 and the Company converted 1,924 shares of First Convertible Preferred Stock into 25,826,432 shares of common stock, as a result of which such holders waived their right to claim their proportionate share of the redemption liquidation preference obligation and the penalty obligation. Accordingly, new management was able to reduce the redemption liquidation preference obligation and the penalty obligation, and increase shareholders' equity, by $26,102,484 during the fiscal year ended September 30, 1999.

     During September 1998, the Company repurchased and retired 19,948 shares of First Convertible Preferred Stock for $25,753. The Company also converted 394,342 shares of First Convertible Preferred Stock into 204,889,060 shares of common stock during the fiscal year ended September 30, 1998. These transactions occurred under the auspices of former management.

     The Investment Agreements specified that the First Convertible Preferred Stock was convertible into common stock at a discount to the common stock price ranging from 8.5% to 39%, depending on the date on which such shares were converted. This discount was considered to be an additional dividend (the "Imputed Dividend") to the holders of the First Convertible Preferred Stock, and was recorded as a charge to accumulated deficit and a corresponding increase to additional paid-in capital over the period in which such shares of First Convertible Preferred Stock could first be converted into common stock. The Imputed Dividend was accounted for as a return on the First Convertible Preferred Stock and as an increase in the net loss applicable to common shareholders. During the fiscal years ended September 30, 1997 and 1998, the Company recorded an Imputed Dividend of $3,825,676 and $13,884,075, respectively. During the fiscal year ended September 30, 1999, the Company recorded an Imputed Dividend of $809,907, representing the final portion of the Imputed Dividend.

Discontinued Operations:

Current Status and Future Outlook:

     The Zimbabwe subsidiary is conducting mining operations under a plan to produce gold from the tailings dumps and the surface materials, and to delay most of the higher cost underground production until gold prices increase to a level that can justify the requisite capital expenditures. The gold that is mined occurs in sulfides, oxides and in old mill tailings. Gold sales from the Zimbabwe subsidiary's mining operations exceeded direct mine operating expenditures during the fiscal year ended September 30, 1999. The Zimbabwe subsidiary produced 13,319 ounces of gold during the fiscal year ended September 30, 1999, which were sold at an average price of $279 per ounce, as compared to producing 15,378 ounces of gold during the fiscal year ended September 30, 1998, which were sold at an average price of $296 per ounce. This decrease in gold production of 2,059 ounces or approximately 13% was a result of a continuing decrease in the gold grade of the tailings dumps which the Company has been mining, as well as the fact that certain mining operations were shut-down in mid-1999. Over the near-term, the Zimbabwe subsidiary intends to focus on the development of its existing properties and to minimize capital expenditures funded from operating cash flow. Although the Zimbabwe subsidiary does not currently expect to engage in any property acquisitions or exploration activities, it will consider acquisition or exploration opportunities on a case-by-case basis. The Zimbabwe subsidiary expects that continued development of its existing mining properties will result in periodic adjustments to the its gold reserves and resources.

     Economically viable gold production from the Queen's Group of Mines (which included the Dawn mine) and from the Lonely mine terminated during July 1999 and May 2000, respectively. These mines represented approximately one-third of the Zimbabwe subsidiary's current gold production during the fiscal year ended September 30, 1999, but did not represent a significant portion of current proven and probable gold reserves (see "ITEM 2. DESCRIPTION OF PROPERTY - Zimbabwe - Reserves"). In order to maintain the economies of scale necessary to maintain a positive cash flow from gold production, it will be necessary to replace this production. Several options are being evaluated to replace such production, including employing certain production techniques and entering into contracts with owners of other tailings dumps, as well as developing plans to conduct underground mining at the Turk mine.

     If the Company were to attempt to expand gold production over the next few years from underground mine development, it would be necessary to access proven and probable gold reserves at the Turk mine. A major development of the Turk mine is estimated to require a significant capital expenditure over an extended period of time. Given currently available financial resources, as well as the external factors that affect the values and financing of mineral producing properties in third-world countries, and in particular the economic and political instability in Zimbabwe, the Company does not believe that the required capital would be available on a timely and cost effective basis to implement a major mine development program. As an alternative to funding the direct development of the Turk mine, a joint venture or sale of the mining assets may also be considered in order to preserve capital and maximize shareholder value, although there can be no assurances that the Company would be successful in this regard.

Operating, Economic and Political Conditions in Zimbabwe:

     The Company's gold mining assets and operations are located in Zimbabwe. The Zimbabwe subsidiary is required to sell its gold production to the Reserve Bank of Zimbabwe at the world spot gold price. Settlement of gold sales are in Zimbabwe dollars at the equivalent of the United States gold trading rate on the sale date. The London spot gold price at September 30, 1999 was $299.00 per ounce, as compared to $293.85 per ounce at September 30, 1998. The Company conducts its mining operations in Zimbabwe through its indirect wholly-owned subsidiary, Casmyn Mining Zimbabwe (Private) Ltd. The laws of Zimbabwe require government approval to conduct exploration and mining activities. Casmyn Mining Zimbabwe (Private) Ltd. received the necessary approvals from the Zimbabwe Investment Center on May 23, 1995 and from the Reserve Bank of Zimbabwe in December 1995. The Zimbabwe subsidiary believes that its relationship with the government of Zimbabwe is satisfactory.

     Zimbabwe's current regulations concerning the ability of foreign companies to repatriate capital invested in Zimbabwe may limit the Zimbabwe subsidiary's ability to repatriate funds from Zimbabwe. Although the Zimbabwe subsidiary has in the past been able to convert Zimbabwe dollars into United States dollars and repatriate such amounts to the United States, subject to the operations in Zimbabwe generating a cash profit and the continuing availability of foreign exchange, there can be no assurances that the Zimbabwe subsidiary will be able to continue to do so in the future.

     Since the Company's assets and operations are concentrated in Zimbabwe, the Company is subject to foreign currency exchange risk. Zimbabwe has experienced significant economic instability and turmoil in recent years, which has had a negative impact on the Company's operations in Zimbabwe. The Zimbabwe dollar has been fixed in relation to the United States dollar by the Zimbabwe government.

As a result, the Zimbabwe dollar's fixed exchange rate has not reflected the significant devaluation of the Zimbabwe dollar against the United States dollar during the past few years, which has had a material adverse effect on the Company's financial position, results of operations and cash flows.

     As of September 30, 1998, 1999 and 2000, US$1.00 was equivalent to ZIM$33.00, ZIM$38.60 and ZIM$53.05, respectively. During the fiscal year ended September 30, 1999, the average conversion rate was approximately US$1.00 = ZIM$36.00.

     During the past few years, Zimbabwe has experienced annual inflation rates ranging from 40% to 70%, and has generally pegged its currency exchange rate at below market rates. Operating costs have been significantly affected by the high rates of inflation in Zimbabwe. Since October 1998, costs in Zimbabwe for power, labor and supplies have increased by more than 40% solely as a result of inflation. In addition, certain costs are periodically subject to significant increases mandated by the government of Zimbabwe and suppliers and vendors. Costs such as labor and electricity, which are the two major operating costs incurred in mining operations, have historically have been denominated in Zimbabwe dollars and have accounted for approximately 30% and 25% of mine operating costs, respectively. Commencing in August 1999, approximately two-thirds of electricity costs were pegged to the United States dollar.

     Approximately 80% of mine operating costs incurred in Zimbabwe are United States dollar based. The remaining 20% of mine operating costs incurred in Zimbabwe are denominated in Zimbabwe dollars, and are periodically subject to significant increases mandated by the Zimbabwe government, including costs such as wages and utilities, which are two of the major operating costs of the mines.

     The conversion rate of the Zimbabwe dollar into the United States dollar is fixed by the government of Zimbabwe, and the government's adjustment of the currency conversion rate has not approached Zimbabwe's inflation rate. Zimbabwe's inflation rate has greatly exceeded the change in Zimbabwe's currency exchange rate versus the United States dollar, particularly during the fiscal year ended September 30, 1999, when the annual inflation rate was approximately 70% but the exchange rate remained relatively stable.

     In response to this situation, the government of Zimbabwe is considering several actions, including reintroducing exchange controls, formally pegging the exchange rate at below free market rates, and banning remittance of profits from Zimbabwe. On an unofficial basis, the Zimbabwe government has also recently implemented policies designed to restrict the ability of companies to convert Zimbabwe dollars into foreign currencies and transfer such amounts out of Zimbabwe.

     The Zimbabwe dollar is not freely convertible into the United States dollar. Without a free-floating currency exchange rate, foreign currency has become scarcer in Zimbabwe. Vendors and suppliers have begun to require payment in United States dollars and shortages of critical supplies have become more commonplace. The Zimbabwe subsidiary expects that inflation in Zimbabwe will continue to have a material adverse impact on its operations.

     The political situation in Zimbabwe, in which the government has played an active role in the country's economy, has also exacerbated the economic risks to the Zimbabwe subsidiary's operations. The government of Zimbabwe subsidizes commodities that it deems important, such as gasoline and utilities, and controls the currency exchange rate. The International Monetary Fund has refused to advance certain loans to Zimbabwe unless it reduced such subsidies and moved towards a free market economy. Relaxing controls on the cost of energy and the exchange rate would be expected to increase energy costs and thus reduce the potential profitability of the Zimbabwe subsidiary's mining operations. Accordingly, the political situation in Zimbabwe has made it difficult to generate profits, repatriate funds, establish a value and/or locate a buyer for the mining operations and assets in Zimbabwe.

     Zimbabwe has also recently experienced substantial social and political instability, which could significantly disrupt mining operations. There has been violence, primarily directed against white farmers, and the government of Zimbabwe has allowed the seizure of white-owned farms by black "war veterans". It has been reported that the government of Zimbabwe has publicly discussed the expropriation of privately-owned mining properties in Zimbabwe.

     For the foregoing reasons, the economy of Zimbabwe has experienced a substantial contraction in recent years, resulting in a commensurate reduction in foreign currency earned from Zimbabwe's major export products. Shortages of energy, food and staples are becoming more commonplace.

     The possibility of nationalization, asset expropriations, increased or confiscating levels of taxation, and other unforeseen events may affect the Zimbabwe subsidiary's ability to conduct or maintain its business operations. In the event of nationalization, expropriation or other confiscation, the Zimbabwe subsidiary may not be fairly compensated for its loss and could lose its entire investment in Zimbabwe.

Financial Information - Fiscal Year Ended September 30, 1999:

     During the fiscal year ended September 30, 1999, the Company, through its Zimbabwe subsidiary, operated in one business segment, gold mining, which included exploration, extraction, processing, refining and reclamation. The Zimbabwe subsidiary's operations have been presented as a discontinued operation in the financial statements. The Zimbabwe subsidiary's mining operations produce gold that is required to be sold to the Reserve Bank of Zimbabwe. During the fiscal year ended September 30, 1999, the Zimbabwe subsidiary sold 13,319 ounces of gold. The gold mining operations in Zimbabwe as presented herein are a discrete business entity and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

     During the fiscal year ended September 30, 1999, the Zimbabwe subsidiary transferred $685,000 to the Company, and the Company advanced $255,700 to or on behalf of the Zimbabwe subsidiary's discontinued operations.

     Financial information with respect to the Zimbabwe subsidiary's operations for the fiscal year ended September 30, 1999 is presented below.


                            Casmyn Mining Corporation
                             Statement of Operations
                      Fiscal Year Ended September 30, 1999

         Revenues:
           Gold sales                               $ 3,714,903
                                                     ----------

         Costs and Expenses:
           Mineral production                         2,805,946
           Depreciation, depletion
             and amortization                           975,527
           General and administrative                   280,487
           Provision for reclamation
             and remediation                            233,300
           Write-down of impaired
             mining assets                            2,227,206
                                                     ----------
                                                      6,522,466
                                                     ----------

         Loss from operations                        (2,807,563)
         Other expense, net                             (96,045)
                                                     ----------
             Net loss                               $(2,903,608)
                                                     ==========


                            Casmyn Mining Corporation
                                  Balance Sheet
                               September 30, 1999

         ASSETS

         Current Assets:
           Cash                                     $     7,857
           Trade receivable                             257,080
           Mining supplies                              521,414
           Prepaid expenses and other
             current assets                              34,214
                                                     ----------
                                                        820,565
                                                     ----------
         Property and Equipment                      18,140,799
           Less accumulated depreciation,
             depletion and amortization              (2,811,242)
                                                     ----------
                                                     15,329,557
                                                     ----------
                                                    $16,150,122
                                                     ==========


         LIABILITIES AND SHAREHOLDER'S DEFICIENCY

         Current Liabilities:

         Accounts payable                           $   250,081
         Accrued liabilities                             40,550
         Reserve for reclamation and
           remediation                                  233,300
                                                     ----------
                                                        523,931
                                                     ----------

         Investments and advances by
           parent company                            26,734,886
                                                     ----------
         Shareholder's deficiency, net              (11,108,695)
                                                     ----------
                                                    $16,150,122
                                                     ==========


Consolidated Results of Operations - Fiscal Year Ended September 30, 1999:

     The gold mining operations in Zimbabwe are operated as a separate business entity by local management and not include the allocation of any expenses incurred by the Company's United States corporate offices.

     Revenues. Revenues from gold sales for the fiscal year ended September 30, 1999 were $3,714,903. During the fiscal year ended September 30, 1999, 13,319 ounces of gold were sold at an average price of $279 per ounce.

     Mineral Production. Mineral production costs for the fiscal year ended September 30, 1999 were $2,805,946 or 75.5% of revenues. The average direct production cash cost per ounce of gold was $211 in 1999.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $975,527 for the fiscal year ended September 30, 1999.

     General and Administrative. General and administrative expenses were $280,487 for the fiscal year ended September 30, 1999.

     Provision for Reclamation and Remediation. During the fiscal year ended September 30, 1999, the Zimbabwe subsidiary conducted a comprehensive review of its potential environmental liability in Zimbabwe and as a result recorded a provision for reclamation and remediation of $233,300. The Zimbabwe subsidiary expects to record subsequent additions to the provision for reclamation and remediation based on ounces of gold produced.

     Write-down of Mining Assets. The Zimbabwe subsidiary recorded a write-down of mining assets of $2,227,206 during the fiscal year ended September 30, 1999, primarily to reflect the write-off of certain impaired mining related assets, the cost of which was determined not to be recoverable through expected future mining operations.

     Loss from Operations. The loss from operations was $2,807,563 for the fiscal year ended September 30, 1999.

     Other Expense. Other expense was $96,045 for the fiscal year ended September 30, 1999.

     Net Loss. The net loss from the Zimbabwe subsidiary's mining operations was $2,903,608 for the fiscal year ended September 30, 1999.

Continuing Operations:

Consolidated Results of Operations - Fiscal Year Ended September 30, 1999:

     General and Administrative. General and administrative expenses were $810,217 for the fiscal year ended September 30, 1999.

     Legal Fees. Legal fees were $397,593 for the fiscal year ended September 30, 1999, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims.

     Stock Option Costs. Stock option costs were $187,335 for the fiscal year ended September 30, 1999, and consisted of costs with respect to common stock options issued at less than fair market value by prior management during the fiscal year ended September 30, 1996 and the cashless exercise provision of an option on First Convertible Preferred Stock granted to an officer in January 1999.

     Depreciation and Amortization. Depreciation and amortization was $20,183 for the fiscal year ended September 30, 1999.

     Income Tax Provision. During the fiscal year ended September 30, 1999, the Company was advised of the results of an examination report prepared by the Internal Revenue Service with respect to certain transactions during 1994 between a predecessor entity of the Company and a former officer of the Company. The findings were preliminary in nature and indicated a tax liability in excess of $2,000,000, including penalties and interest. During October 1999, under the auspices of new management, the Company entered into a settlement agreement with the Internal Revenue Service, which included making a nominal payment. As of September 30, 1998, the Company recorded an income tax provision of $500,000. As a result of the resolution of this matter, effective September 30, 1999, the Company reversed the income tax provision in the financial statements.

     Interest Income. Interest income was $240,809 for the fiscal year ended September 30, 1999.

     Other Income. Other income was $98,735 for the fiscal year ended September 30, 1999.

     Loss From Continuing Operations. The loss from continuing operations was $575,784 for the fiscal year ended September 30, 1999.

     Loss From Discontinued Operations. The loss from discontinued operations for the fiscal year ended September 30, 1999, consisting of the results of operations of the Zimbabwe subsidiary, was $2,903,608. This loss does not include the allocation of any expenses incurred by the Company's United States corporate offices.

     Net Loss From Operations Before Charges Related to First Convertible Preferred Stock. The net loss from operations before charges related to First Convertible Preferred Stock for the fiscal year ended September 30, 1999 was $3,479,392.

     Net Loss Applicable to Common Shareholders. During the fiscal year ended September 30, 1999, the Company recorded dividends on First Convertible Preferred Stock of $1,000,400, a penalty on First Convertible Preferred Stock of $5,626,118 related to the delisting of the Company's common stock from NASDAQ on July 31, 1998, and the amortization of discount on First Convertible Preferred Stock of $809,907, which was reflected as a return to the preferred shareholders and as an increase in the loss to the common shareholders. As a result, the net loss applicable to common shareholders was $10,915,817 for the fiscal year ended September 30, 1999.

Consolidated Financial Condition - September 30, 1999:

Liquidity and Capital Resources:

     Overview. The Company's cash and cash equivalents were $2,276,351 at September 30, 1999, as compared to $3,925,580 at September 30, 1998, a decrease of $1,649,229. The most significant components of the decrease in cash in 1999 were the net cash used in operations of $1,031,478 and the repurchases of the Company's First Convertible Preferred Stock of $1,257,472, which were offset in part by the net cash provided by investing activities of $642,739. As of September 30, 1999, the Company's working capital deficit was $894,278, reflecting a current ratio of 0.83:1.

     Operating. The Company's operations utilized cash resources of $1,031,478 during the fiscal year ended September 30, 1999, primarily for various general and administrative costs and legal fees.

     The Company's working capital resources consist of cash and cash equivalents and marketable securities. The Company's working capital resources are adequate to fund operating expenditures during the fiscal year ending September 30, 2000, excluding any major capital expenditures, the payment of a cash penalty to the holders of the First Convertible Preferred Stock or the redemption of the First Convertible Preferred Stock as part of the specified redemption obligation resulting from the technical default that occurred on July 31, 1998.

     Investing. During the fiscal year ended September 30, 1999, the Company generated net cash from investing activities of $629,721. The Company received $685,000 from its Zimbabwe subsidiary, and $615,845 from the disposition of marketable securities. The Company advanced $255,700 to or on behalf of its Zimbabwe subsidiary, and utilized $380,755 to purchase marketable securities. The Company also purchased $34,669 of property and equipment.

     As of September 30, 1999, the Company did not have any significant outstanding commitments for capital expenditures.

     Financing. During the fiscal year ended September 30, 1999, the Company utilized net cash in financing activities of $1,247,472 for the repurchase of 598,655 shares of First Convertible Preferred Stock.

New Accounting Pronouncement:

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning October 1, 2000, and does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial statement presentation or disclosures.


ITEM 7.   FINANCIAL STATEMENTS

     The consolidated financial statements included herein are listed at the "Index to Consolidated Financial Statements".


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective August 18, 2000, the Company retained Hollander, Lumer & Co. LLP ("HL"), Los Angeles, California, as its new independent accountant to audit the Company's financial statements. During the fiscal years ended September 30, 1998 and 1999, and the interim period from October 1, 1999 through August 18, 2000, the Company did not consult with HL regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

     Deloitte & Touche LLP ("D&T"), Vancouver, British Columbia, Canada, audited the Company's financial statements for the fiscal years ended September 30, 1997 and 1998. As a result of the retention of HL as the Company's new independent accountant effective August 18, 2000, D&T was replaced as the Company's independent accountant at that time. The decision to retain HL to replace D&T as the Company's independent accountant was approved by the Company's Board of Directors.

     D&T's reports on the Company's financial statements for each of the fiscal years ended September 30, 1997 and 1998 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. However, D&T's report on the Company's financial statements for the fiscal year ended September 30, 1998 contained supplementary comments. These supplementary comments indicated that, although United States reporting standards for auditors require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by a significant uncertainty such as referred to in the notes to the consolidated financial statements regarding the Company's ability to continue as a going concern, reporting standards in Canada do not permit a reference to such uncertainties in the auditor's report when the uncertainties are adequately disclosed in the financial statements.

     Under the auspices of new management, which assumed control of the Company effective October 1, 1998, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code on December 7, 1999, in order to implement a financial restructuring. The Company's Second Amended Chapter 11 Plan of Reorganization was confirmed by the United States Bankruptcy Court on March 31, 2000. During and immediately prior to the period that the Company was in bankruptcy proceedings, complete financial statements of the Company were not prepared. Accordingly, D&T did not issue a report on the Company's financial statements for the fiscal year ended September 30, 1999.

     With respect to D&T's report on the Company's financial statements for the fiscal year ended September 30, 1998, there were no disagreements with D&T through the date such financial statements were publicly disseminated on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of D&T, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. However, subsequent to the dissemination of D&T's report on the Company's financial statements for the fiscal year ended September 30, 1998, and as part of the Company's bankruptcy restructuring, the Company, in conjunction with its legal counsel, commenced a review of the prior acts and conduct of D&T, which resulted in the Company asserting certain legal claims against D&T. As a result, a potential conflict of interest developed with respect to D&T continuing as the Company's independent accountant.

                                    PART III.


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE           ACT

     The following tables and text set forth the names and ages of all directors and executive officers of the Company as of September 30, 1999. The Board of Directors of the Company is comprised of only one class. All of the directors serve until their terms expire and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.



                                    DIRECTORS

                                             Date Elected
Name                             Age         as Director
----                             ---         -----------
Amyn S. Dahya (1)                42          August 1994

Selwyn Kossuth (2)(3)(4)         63          September 26, 1997

Divo Milan (2)(3)(4)             43          August 21, 1998

Mark S. Zucker (2)               38          August 1, 1998

-------------------------

(1) Amyn S. Dahya's position as a member of the Board of Directors was terminated on April 11, 2000, in conjunction with the confirmation of the Plan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

(2)  Member of the executive committee.

(3)  Member of the compensation committee.

(4)  Member of the audit committee.

     Hanif S. Dahya and Sandro Kunzle resigned from the Board of Directors on August 1, 1998. Alexander L. Cappello was appointed to the Board of Directors on August 1, 1998 and resigned from the Board of Directors effective September 17, 1999. John Francis was appointed to the Board of Directors on August 21, 1998 and resigned from the Board of Directors effective December 28, 1998.

            EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES


                                                    Date First
                                                    Elected as
Name                    Age   Position               Officer
----                    ---   --------              ----------
Executive Officers:

Mark S. Zucker           38   President and          October 1,
                              Chief Executive        1998
                              Officer

Robert N. Weingarten     47   Chief Financial        November 20,
                              Officer and            1998
                              Secretary
Certain Significant
Employees:

Gregory J. Gosson        43   Managing Director
                              of Mining

Ian R. Saunders          33   General Manager of
                              Mining Operations
                              and Chief
                              Metallurgist


Biographies of Directors, Executive Officers and Certain Significant Employees:

Amyn S. Dahya. Mr. Dahya has extensive international experience in project development, engineering, joint ventures and finance. Prior to joining the Company in 1993, he held senior positions with Davy McKee, an international engineering firm. In 1987, Mr. Dahya founded the Casmyn Group of Companies, specializing in mineral and environmental engineering. During the fiscal year ended September 30, 1999, Mr. Dahya was an officer and director of WaterPur International Inc., an affiliated public company.

Selwyn Kossuth. Mr. Kossuth has had a career in international mining finance and the development of strategic marketing programs. Mr. Kossuth serves on the board of governors and audit committee of Royal Bank of Canada Mutual Funds, and as a director of Glen Ardith Frazer Corp. He is a consultant to the Investment Funds Institute of Canada. During his career, Mr. Kossuth has served as president and chief executive officer of the Investment Funds Institute of Canada, as executive director and chief operating officer of the Ontario Securities Commission, vice president and director of corporate finance of Nesbitt Thomson, Inc., and president of the Canadian operations of the Hochschild Group. He holds a Bachelor's Degree in Commerce from Stellenbosch University, and a Master's Degree in Law from Oxford University. Mr. Kossuth is also an English barrister.

Divo Milan. Mr. Milan has been the Chief Executive Officer of Investigacion Estrategica, a merchant banker located in Mexico City, Mexico, since 1987. He has over 20 years experience in all aspects of corporate finance, investment banking, merchant banking and venture capital in Mexico and South America. Mr. Milan serves on the board of directors of Banca Quadrum and Banco Bital, both of which are publicly-held companies.

Mark S. Zucker. Mr. Zucker was appointed President and Chief Executive Officer of the Company on October 1, 1998. Mr. Zucker became a member of the Board of Directors on August 1, 1998. From 1995 through 2000, Mr. Zucker was the founder and managing partner of Anvil Investors, Inc., a financial consulting and advisory firm. From 1991 through 1996, Mr. Zucker was a founding partner and served as Senior Vice President of Libra Investments, Inc., an investment banking and institutional brokerage firm. Mr. Zucker received a Bachelor of Science Degree from the Wharton School and a Bachelor of Arts Degree from the University of Pennsylvania in 1983.

Robert N. Weingarten. Mr. Weingarten was appointed Chief Financial Officer of the Company on November 20, 1998. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From January 1, 1997 through July 31, 1997, Mr. Weingarten was a principal in Chelsea Capital Corporation, a merchant banking firm. Since 1979, Mr. Weingarten has served as a consultant to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. Degree in Finance from the University of Southern California in 1975 and a B.A. Degree in Accounting from the University of Washington in 1974. Mr. Weingarten serves as an officer and director of GolfGear International, Inc., a publicly-held company.

Gregory J. Gosson. Dr. Gosson joined the Company in April 1994, and served as the Managing Director of the Company's property acquisitions and mining and exploration activities in Africa through September 30, 2000. Dr. Gosson has been involved in the mining industry since 1977 and has managed projects in the United States, Canada, the Caribbean, Southeast Asia, New Zealand and South Africa. Prior to joining the Company in 1994, Dr. Gosson was Chief Geologist for Plexus Resources in the United States. Dr. Gosson is a graduate of Queen's University, Canada, and obtained his Ph.D. in Geology from Victoria University, New Zealand. Dr. Gosson has substantial experience in base and precious metal deposits, precious stones, coal and the oil and gas industry.

Ian R. Saunders. Mr. Saunders joined the Company in May 1996 as Chief Metallurgist and became General Manager of the Company's gold mining operations in Zimbabwe in October 1997. Mr. Saunders received a B.Sc. (Chemical) Engineering Degree from the University of Cape Town, South Africa. Prior to joining the Company, Mr. Saunders worked in the South African gold mining industry for three years with Johannesburg Consolidated Investments and two years as Group Metallurgist for Falcon Gold Zimbabwe Limited.

Family Relationships among Directors and Executive Officers:

     There were no family relationships among directors and executive officers during the fiscal year ended September 30, 1999.

Compliance with Section 16(a) of the Exchange Act:

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended September 30, 1999 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended September 30, 1999, and any written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock registered pursuant to
Section 12 at any time during the fiscal year ended September 30, 1999 failed to file on a timely basis reports required by Section 16(a) during the fiscal year ended September 30, 1999, except as follows: Robert N. Weingarten filed a Form 3 on January 26, 1999 relating to his appointment as Chief Financial Officer on November 20, 1998.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to the named executive officers during the last three fiscal years. No other executive officers received total annual compensation exceeding $100,000 during such period.

                           SUMMARY COMPENSATION TABLE


                    Fiscal
                     Year
Name and            Ended
Principal         September                               Other Annual
Position              30,          Salary       Bonus     Compensation
--------             ----          ------       -----     ------------
Amyn S. Dahya        1999        $           $            $100,000 (1)
President and        1998         224,700                   49,495 (2)
Chief Executive      1997         150,000     340,000
Officer

Mark S. Zucker       1999         250,000                  134,312 (4)
President and        1998                                   70,833 (3)
Chief Executive      1997
Officer

Robert N.            1999         105,000 (5)
Weingarten           1998
Chief Financial      1997
Officer

------------------

(1) Amyn S. Dahya resigned as President and Chief Executive Officer of the Company effective October 1, 1998. Mr. Dahya's compensation for the fiscal year ended September 30, 1998 consisted of compensation at the rate of $150,000 per year for the period from October 1, 1997 through December 31, 1997, and $249,600 per year for the period from January 1, 1998 through September 30, 1998. In conjunction with his resignation effective October 1, 1998, Mr. Dahya's existing severance and compensation agreements with the Company were terminated, and the Company entered into a new one-year Services Agreement with Mr. Dahya's corporation for $100,000 effective October 1, 1998. The Services Agreement was terminated effective September 30, 1999.

(2) Consists of premiums paid by the Company on a life insurance policy for Amyn S. Dahya, which has since lapsed.

(3) Mark S. Zucker was paid $70,833 during the fiscal year ended September 30, 1998 for consulting services rendered to the Company's Board of Directors in conjunction with the Company's efforts to restructure its operations and capital structure, prior to his appointment as President and Chief Executive Officer of the Company effective October 1, 1998.

(4) Represents value for accounting purposes of cashless exercise provision of option on First Convertible Preferred Stock granted to Mark S. Zucker.

(5) Represents compensation paid to Robert N. Weingarten from November 20, 1998, the date of his appointment as Chief Financial Officer of the Company, through September 30, 1999.

Compensation Agreements:

     The Company entered into three-year employment agreements dated September 1, 1999 with Mark S. Zucker, the Company's President and Chief Executive Officer, and with Robert N. Weingarten, the Company's Chief Financial Officer, with minimum annual compensation of $250,000 and $120,000, respectively, as well as certain reorganization bonuses. Mr. Zucker and Mr. Weingarten do not receive perquisites or other customary benefits such as medical, disability or life insurance, pension or profit-sharing, or any other ancillary benefits. The employment agreements provide that in the event of a change of majority ownership of the Company, Mr. Zucker and Mr. Weingarten each have the option to terminate their employment with the Company and receive a payment equal to three times their base annual salary.

     During the fiscal years ended September 30, 1998 and 1999, Selwyn Kossuth, a director of the Company, was paid an annual consulting fee of CN$40,000 (approximately $26,000).

     During the fiscal year ended September 30, 1998, prior to the appointment of new management, Amyn S. Dahya entered in a Severance Agreement and Services Agreement with the Company. The Severance Agreement provided for Mr. Dahya to receive an amount equal to three times the average annual salary paid to him during the five calendar years ending before a change in control of the Company. The Services Agreement provided for Mr. Dahya to receive, through his corporation, a base annual salary of $249,600 for a period of five years with annual cost of living increases, a CN$5,000,000 life insurance policy, and various incentive compensation and benefits. In conjunction with Mr. Dahya's resignation as the Company's President and Chief Executive Officer effective October 1, 1998, the Severance Agreement and the Services Agreement were terminated, and the Company entered into a new one-year Services Agreement with Mr. Dahya's corporation for $100,000 effective October 1, 1998. The Services Agreement was terminated effective September 30, 1999.

Other Compensation Arrangements:

     During the fiscal year ended September 30, 1998, the Company paid consulting fees of $53,000 to Hanif S. Dahya, a director of the Company at that time. Mr. Dahya resigned as a director of the Company on August 1, 1998.

     During the fiscal year ended September 30, 1998, the Company paid consulting fees of approximately $15,000 to Sandro Kunzle, a director of the

Company at that time. Mr. Kunzle resigned as a director of the Company on August 1, 1998.

     During the fiscal year ended September 30, 1997, Al-Karim Haji, the Company's former Chief Financial Officer, exercised a stock option to purchase 7,500 shares of common stock at $5.00 per share. The $37,500 exercise price was loaned to Mr. Haji by the Company. On March 17, 1998, the Company forgave and wrote off the $37,500 owed to the Company by Mr. Haji. Mr. Haji was the Company's Chief Financial Officer from November 7, 1997 until his resignation on April 9, 1998. Prior to his appointment as Chief Financial Officer, Mr. Haji was the Company's Director of Finance.

Board of Directors:

     During the fiscal years ended September 30, 1998 and 1999, directors did not receive any compensation for serving on the Board of Directors. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending board meetings.

Stock Option Activity:

     During October 1995, Amyn S. Dahya was granted a stock option to purchase 1,000,000 shares of common stock at an exercise price of $7.00 per share, which was equal to the market price per share at the date of grant. This stock option expires on September 30, 2000, and vests over a period of two years, with one-third vesting at the grant date, and one-third on each of the subsequent two anniversaries of the grant date. As of September 30, 1999, this stock option was fully vested, and had not been exercised. This stock option was cancelled effective April 11, 2000 as a result of the confirmation of the Plan (see "ITEM
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

     Effective January 18, 1999, the Board of Directors of the Company granted Mark S. Zucker, the Company's President and Chief Executive Officer, a stock option to purchase 75,807 shares of First Convertible Preferred Stock, adjustable for the quarterly dividend, at an exercise price of $2.00 per share, which in the judgement of the Board of Directors approximated fair market value at the grant date. The stock option was vested and exercisable immediately through December 23, 1999, and was subject to annual renewal if not terminated by the Board of Directors. The stock option was exercised during April 2000 in conjunction with the confirmation of the Plan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization"). As a result of the cashless exercise provision of this stock option, the Company recorded a charge to operations of $134,312 for the fiscal year ended September 30, 1999.

     There were no other stock options granted to or exercised by officers during the fiscal year ended September 30, 1999.

Long-Term Incentive Plans:

     The Company does not have any long-term incentive plans.

Stock Option Plans:

     1995 Incentive Stock Option Plan. During 1995, the Company adopted an Incentive Stock Option Plan ("ISOP"), which provided that a maximum of 800,000 options to purchase the Company's common stock could be granted to officers, employees and advisors of the Company. The total options available under the ISOP were increased from 800,000 to 1,500,000 upon approval by the Company's shareholders at the annual meeting held on June 16, 1997. Options granted under the ISOP were intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981 Act"), as amended by the Tax Reform Act of 1986.

     The ISOP was administered by the Board of Directors through the Compensation Committee. The Compensation Committee determined which persons receive options, the number of shares that may be purchased under each option, vesting provisions, option terms and exercise price. Options granted under the ISOP were required to have an exercise price equal to or greater than the market price of the Company's common shares at the grant date. In the event an optionee voluntarily terminated his relationship with the Company, such person had the right to exercise any accrued options within three months of such termination. However, the Company could redeem any accrued options held by an optionee by paying the difference between the option price and the then fair market value. If an optionee's relationship was involuntarily terminated, other than because of death, the optionee had the right to exercise the accrued options within thirty days of such termination. Upon death, the optionee's estate or heirs had one year to exercise such options.

     Options granted under the ISOP were not transferrable other than by will or by the laws of descent and distribution. The ISOP provided that the number of shares and the option price would be adjusted on a pro-rata basis for stock splits and stock dividends.

     Options must be granted within five years from the effective date of the ISOP. As of September 30, 1995, options to purchase 765,000 shares of common stock were granted under the ISOP. All options granted under the ISOP through September 30, 1996 had an exercise price of $5.00 per share, which was equal to the market price per share on the date of grant. All options granted through September 30, 1995 were exercisable for a term of five years from the date of vesting and vested at a rate of 25% per year over a period of four years. During the fiscal year ended September 30, 1996, options to purchase 75,000 shares were granted under the ISOP at prices ranging from $7.00 to $10.00 per share. These options were exercisable for a term of five years from the date of vesting and vested on varying terms of up to six years. Certain of the options granted under the ISOP were compensatory in nature and resulted in aggregate compensation expense of $576,250, of which $0, $74,040 and $85,471 was charged to operations during the fiscal years ended September 30, 1996, 1997 and 1998, respectively. During the fiscal year ended September 30, 1997, there were no options granted under the ISOP and 60,000 options were cancelled. During the fiscal year ended September 30, 1998, 182,500 options were granted under the ISOP exercisable at $5.00 per share, and 260,000 options were cancelled. During the fiscal year ended September 30, 1999, the Company did not grant any new options under the ISOP, and no existing options were exercised.

     1995 Non-Qualified Stock Option Plan. During 1995, the Company adopted a Non-Qualified Stock Option Plan ("SOP"), which granted five-year options to purchase a maximum of 250,000 shares of the Company's common stock at a price of $0.04 per share to officers and key employees of the Company. Options granted under the SOP were not intended to qualify as incentive stock options under the 1981 Act.

     As of September 30, 1996, options to purchase 246,000 shares of common stock were granted under the SOP. With the exception of 50,000 options granted to a former officer, whose options vested 100% on the grant date, the options vested over a one-year period with 50% vesting at the grant date and 50% on the first anniversary of the grant date. Options granted under the SOP were compensatory in nature and resulted in aggregate compensation expense of $1,220,160, of which $855,600 and $364,560 were recorded as compensation expense during the fiscal years ended September 30, 1995 and 1996, respectively. During the fiscal years ended September 30, 1996, 1997 and 1998, 10,000 options, 116,000 options and 68,000 options, respectively, were exercised. During the fiscal year ended September 30, 1999, the Company did not grant any new options under the SOP, and no existing options were exercised.

     The SOP was administered by the Board of Directors through the Compensation Committee, which determined which persons would receive options under the SOP, the number of shares that could be purchased under each option and the vesting period. The term of all options was five years and all options must be granted within five years from the effective date of the SOP.

     Options granted under the SOP were not transferable other than by will or by the laws of descent and distribution. The SOP provided that the number of shares and the option price would be adjusted on a pro rata basis for stock splits and dividends.

     1997 Directors Stock Option Plan. On January 17, 1997, the Company adopted the 1997 Directors Stock Option Plan ("DSOP"), under which options to purchase a maximum of 350,000 shares of the Company's common stock could be granted to directors of the Company. The DSOP was approved by the Company's shareholders at the annual meeting held on June 16, 1997. Options granted under the DSOP were considered to be non-statutory stock options for tax purposes.

     During the fiscal year ended September 30, 1997, 275,000 options were granted and 100,000 options were cancelled under the DSOP. During the fiscal year ended September 30, 1998, 100,000 options were granted and 175,000 options were cancelled under the DSOP. The options granted during the fiscal years ended September 30, 1997 and 1998 had an exercise price of $9.00 per share, which was equal to the market price per share on the date of grant. During the fiscal year ended September 30, 1999, no new options for common stock were granted under the DSOP, and no existing common stock options were exercised. All options granted under the DSOP were exercisable for a term of five years from the date of vesting and vested at a rate of one-third per year.

     At September 30, 1998, there were options outstanding to purchase a total of 1,608,000 shares of common stock at exercise prices ranging from $0.04 to $7.00 per share, of which an aggregate of 1,306,875 options were exercisable under the Company's then-existing stock option plans, all of which were cancelled effective April 11, 2000 as a result of the confirmation of the Plan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

     As of September 30, 1999, 243,578,142 shares of common stock were issued and outstanding, which was the only class of voting securities authorized or outstanding. The shares of First Convertible Preferred Stock do not have any voting rights. Although the shares of First Convertible Preferred Stock were convertible into common stock of the Company, the conversion price was subject to adjustment under certain circumstances, which required application of a complex formula that varied according to date, trading volume and conversions by other holders of First Convertible Preferred Stock, and was subject to various other factors and limitations. Accordingly, at September 30, 1999, the number of shares of common stock issuable upon conversion was not readily determinable and has therefore not been included in the calculations shown below. The Preferred Stock Investment Agreement also provides that no shareholder of First Convertible Preferred Stock shall be entitled to convert any such shares into common stock of the Company if following conversion of such First Convertible Preferred Stock the investor and its affiliates shall be the beneficial owners of 10% or more of the common stock of the Company.

     The following table sets forth, as of September 30, 1999: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer of the Company, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.


Name and Address       Amount and Nature of   Percent of Shares
of Beneficial Owner    Beneficial Ownership   of Common Stock (6)
-------------------    --------------------   -------------------

Mark S. Zucker (5)        34,019,870 (1)            14.0

Amyn S. Dahya              5,201,134 (2)             2.1

Selwyn Kossuth (5)              -                     -

Divo Milan (5)             2,999,027 (3)             1.2

Robert N. Weingarten (5)        -                     -

All Directors and
Executive Officers as
a Group (5 persons)       42,220,031 (4)            17.3


----------------------

(1) The shares of common stock are owned of record by Anvil Investment Partners, L.P., a Delaware limited partnership, of which Anvil Investors, Inc., a Delaware corporation, is the general partner. Mark S. Zucker, the President and Chief Executive Officer of the Company, is the controlling shareholder of Anvil Investors, Inc.

     Anvil Investment Partners, L.P. owned 71,884 shares of First Convertible Preferred Stock as of September 30, 1999. In addition, effective January 18, 1999, the Board of Directors of the Company granted Mark S. Zucker an option to purchase 75,807 shares of First Convertible Preferred Stock, exercisable immediately at an exercise price of $2.00 per share through December 23, 1999, subject to annual renewal if not terminated by the Board of Directors. The stock option was exercised during April 2000 in conjunction with the confirmation of the Plan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

(2) Includes 400,000 shares owned by Dahya Holdings, Inc., 1,807,750 shares owned by Bismillah Children's Foundation Ltd., and 1,000,000 shares issuable upon exercise of immediately exercisable stock option. This stock option was cancelled effective April 11, 2000 as a result of the confirmation of the Plan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

     Excludes 632,694 shares owned by a former subsidiary of Dahya Holdings, Inc., a foreign corporation. Amyn S. Dahya is the sole shareholder of Dahya Holdings, Inc. Mansoor Dahya, the uncle of Amyn S. Dahya, is the owner of the former subsidiary of Dahya Holdings, Inc., and may be deemed to be the beneficial owner of such shares. Bismillah Children's Foundation Ltd. is a non-profit/charitable foreign corporation that is managed by a five member board of directors, of which Amyn S. Dahya, Karima Dahya, the wife of Amyn
     S. Dahya, and Hanif S. Dahya, the brother of Amyn S. Dahya, are three of the five trustees. A majority vote is required for the board of directors to take any actions on behalf of the foundation. The information contained herein with regard to the share ownership of Amyn S. Dahya as of September 30, 1999 is based on information provided by Mr. Dahya and/or otherwise available to the Company.

(3) The shares with respect to Divo Milan are held by Karpnale Investment PTE Ltd., the beneficiaries of which are the sons of Divo Milan. Mr. Milan does not have investment or voting power with respect to such shares, and accordingly, disclaims any beneficial interest in such shares. Karpnale Investment PTE Ltd. owned 21,253 shares of First Convertible Preferred Stock as of September 30, 1999.

(4) Includes 1,000,000 shares of common stock issuable upon exercise of an immediately exercisable stock option as of September 30, 1999, which was cancelled effective April 11, 2000 as a result of the confirmation of the Plan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

(5) The address of each such person is c/o the Company, 28720 Canwood Street, Suite 207, Agoura Hills, California 91301.

(6) The calculation with respect to percent of shares of common stock outstanding for each beneficial owner assumes that only the currently exercisable Class A common stock purchase warrants owned by each such beneficial owner are exercised.


Changes in Control:

     As a result of the Company filing a Chapter 11 bankruptcy proceeding on December 7, 1999, a new reporting entity was deemed to have been created under "fresh-start reporting" requirements upon confirmation of the Company's Plan on March 31, 2000 (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended September 30, 1998, a subsidiary of WaterPur provided office services aggregating $162,000 to the Company on a cost-recovery basis. During the three months ended December 31, 1998, the Company advanced $38,899 to or on behalf of WaterPur, which was included in general and administrative expenses in the statement of operations for the fiscal year ended September 30, 1999 (see "ITEM 1. DESCRIPTION OF BUSINESS - WaterPur International Inc." and "ITEM 3. LEGAL PROCEEDINGS").

     During the fiscal year ended September 30, 1998, the Company recorded a reserve for uncollectibility of $216,628 for amounts advanced to Diamond Fontein International, a company controlled by Amyn S. Dahya.

                                    PART IV.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b) Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CASMYN CORP.
                                   -------------------------
                                         (Registrant)



Date:  December 23, 2002      By:  /s/ MARK S. ZUCKER
                                   -------------------------
                                   Mark S. Zucker
                                   Chairman of the Board of
                                   Directors


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  December 23, 2002      By:  /s/ MARK S. ZUCKER
                                  -------------------------
                                   Mark S. Zucker
                                   Chairman of the Board of
                                   Directors



Date:  December 23, 2002      By:  /s/ SELWYN KOSSUTH
                                   -------------------------
                                   Selwyn Kossuth
                                   Director



Date:  December 23, 2002      By:  /s/ DIVO MILAN
                                   -------------------------
                                   Divo Milan
                                   Director


Date:  December 23, 2002   By:     /s/ ROBERT N. WEINGARTEN
                                   -------------------------
                                   Robert N. Weingarten
                                   President and Chief
                                   Financial Officer

                       Casmyn Corp. and Subsidiaries

                 Index to Consolidated Financial Statements



Report of Independent Public Accountants

Consolidated Balance Sheet - September 30,
1999

Consolidated Statement of Operations -
Fiscal Year Ended September 30, 1999

Consolidated Statement of Comprehensive
Loss - Fiscal Year Ended September 30, 1999

Consolidated Statement of Shareholders'
Deficiency - Fiscal Year Ended September
30, 1999

Consolidated Statement of Cash Flows -
Fiscal Year Ended September 30, 1999

Notes to Consolidated Financial Statements -
Fiscal Year Ended September 30, 1999

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors
and Shareholders of Casmyn Corp.

     We have audited the accompanying consolidated balance sheet of Casmyn Corp., a Colorado corporation, and subsidiaries (the "Company") as of September 30, 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casmyn Corp. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 10 to the consolidated financial statements, the Company was in default with respect to its obligations to the holders of the First Convertible Preferred Stock at September 30, 1999, which has rendered the Company insolvent, and which raises substantial doubt about the Company's ability to continue as a going concern in its current form and structure. Management's actions with respect to this situation are described in Note
11. The consolidated financial statements do not include any adjustments resulting from the outcome of this uncertainty.


Hollander, Lumer & Co., LLP
Los Angeles, California
October 20, 2000, except as to Notes 6 and 7c, as to which the date is September 10, 2002

                       Casmyn Corp. and Subsidiaries
                    Consolidated Balance Sheet (Note 11)
                             September 30, 1999


ASSETS

CURRENT
  Cash and cash equivalents                    $ 2,276,351
  Marketable securities (Note 4)                 1,917,243
  Accrued interest receivable                       24,880
                                                ----------
                                                 4,218,474
                                                ----------

PROPERTY AND EQUIPMENT (Note 5)                     89,068
  Less accumulated depreciation
    and amortization                               (58,621)
                                                ----------
                                                    30,447
                                                ----------

OTHER
  Investment in and advances
    to discontinued subsidiary,
    subsequently spun-off to
    shareholders on July 1,
    2000 (Note 11)                              15,643,825
  Deposits                                           9,244
                                                ----------
                                                15,653,069
                                                ----------
                                               $19,901,990
                                                ==========


                                (continued)

                       Casmyn Corp. and Subsidiaries
              Consolidated Balance Sheet (continued)(Note 11)
                             September 30, 1999

LIABILITIES

CURRENT
  Accounts payable                             $   112,212
  Accrued liabilities                               83,333
  Penalty on First Convertible
    Preferred Stock (Note 10)                    4,917,207
                                                ----------
                                                 5,112,752
                                                ----------

REDEMPTION LIQUIDATION PREFERENCE
  OBLIGATION TO HOLDERS OF
  FIRST CONVERTIBLE PREFERRED
  STOCK (in default) (Note 10)                  21,466,557
                                                ----------

COMMITMENTS AND CONTINGENCIES
  (Notes 2, 7 and 11)

SHAREHOLDERS' DEFICIENCY (Note 10)
  Preferred stock, $0.10 par value
    Authorized - 20,000,000 shares
    Issued and outstanding -
      523,784 shares of First
        Convertible Preferred Stock
  Common stock, $0.04 par value
    Authorized - 300,000,000 shares
    Issued and outstanding -
      243,578,142 shares                         9,743,126
    Additional paid-in capital                  53,511,948
    Accumulated deficit                        (66,782,715)
    Accumulated other comprehensive
      loss                                      (3,149,678)
                                                ----------
                                                (6,677,319)
                                                ----------
                                               $19,901,990
                                                ==========


        See accompanying notes to consolidated financial statements.

                       Casmyn Corp. and Subsidiaries
                    Consolidated Statement of Operations
                    Fiscal Year Ended September 30, 1999


REVENUES                                      $      -
                                                ----------

COSTS AND EXPENSES
  General and administrative                       810,217
  Legal fees                                       397,593
  Stock option costs (Note 10)                     187,335
  Depreciation and amortization (Note 5)            20,183
  Reversal of income tax provision (Note 8)       (500,000)
  Interest income                                 (240,809)
  Other income                                     (98,735)
                                                ----------
                                                   575,784
                                                ----------
LOSS FROM CONTINUING OPERATIONS                   (575,784)
                                                ----------
LOSS FROM DISCONTINUED OPERATIONS (Note 3)      (2,903,608)
                                                ----------
NET LOSS FROM OPERATIONS BEFORE
  CHARGES RELATED TO FIRST
  CONVERTIBLE PREFERRED STOCK                   (3,479,392)

  Less:
    Dividends on First Convertible
      Preferred Stock (Note 10)                 (1,000,400)
    Amortization of discount on
      First Convertible Preferred
      Stock (Note 10)                             (809,907)
    Penalty on First Convertible
      Preferred Stock (Note 10)                 (5,626,118)
                                                ----------
NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                                $(10,915,817)
                                                ==========




                                (continued)

                       Casmyn Corp. and Subsidiaries
              Consolidated Statement of Operations (continued)
                    Fiscal Year Ended September 30, 1999

LOSS PER COMMON SHARE - BASIC AND
  DILUTED (Note 2f)

  Loss from continuing operations                  $(0.002)

  Loss from discontinued operations                 (0.013)

  Loss from charges related to First
    Convertible Preferred Stock                     (0.032)
                                                     -----
  Loss applicable to common shareholders           $(0.047)
                                                     =====

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND
  DILUTED (NOTE 2f)                            230,036,498
                                               ===========




        See accompanying notes to consolidated financial statements.

                       Casmyn Corp. and Subsidiaries
                Consolidated Statement of Comprehensive Loss
                    Fiscal Year Ended September 30, 1999

NET LOSS FROM OPERATIONS BEFORE
  CHARGES RELATED TO FIRST
  CONVERTIBLE PREFERRED STOCK                 $ (3,479,392)

Other comprehensive income:
  Foreign currency translation
    adjustment                                         315
  Unrealized gain on marketable
    securities                                     562,797
                                                ----------
COMPREHENSIVE LOSS                            $ (2,916,280)
                                                ==========



        See accompanying notes to consolidated financial statements.

                       Casmyn Corp. and Subsidiaries
             Consolidated Statement of Shareholders' Deficiency
                    Fiscal Year Ended September 30, 1999



                                                          First Convertible                               Accumulated
                                      Common Stock         Preferred Stock      Additional                  Other
                                 -----------------------  -------------------    Paid-in   Accumulated   Comprehensive
                                   Shares      Par Value   Shares   Par Value    Capital      Deficit    Income (Loss)     Total
                                 -----------  ----------  --------- ---------  ----------- ------------  -------------  -----------

Balance, October 1, 1998         217,751,710  $8,710,068  1,084,347 $          $29,272,294 $(55,866,898)   $(3,712,790)$(21,597,326)

Dividends on First Convertible
  Preferred Stock:
    Issuance of dividends                                    40,016      4,002     996,398   (1,000,400)
    Effect on redemption premium                                                (1,635,998)                              (1,635,998)

Penalty on First Convertible
  Preferred Stock                                                                            (5,626,118)                (5,626,118)

Repurchases of shares of First
  Convertible Preferred Stock:
    Shares repurchased                                     (598,655)   (59,866)(1,187,606)                               (1,247,472)
    Effect on redemption premium                                               24,475,175                                24,475,175
    Effect on penalty                                                           1,537,702                                 1,537,702

Conversion of shares of First
  Convertible Preferred Stock
  into common stock:
    Shares converted              25,826,432   1,033,058     (1,924 )     (192) (1,032,866)
    Effect on redemption premium                                                    78,661                                   78,661
    Effect on penalty                                                               10,946                                   10,946

Amortization of discount on First
  Convertible Preferred Stock                                                      809,907     (809,907)

Compensatory stock options                                                          53,023                                   53,023

Reclassification of liquidation
  preference of First Convertible
  Preferred Stock                                                       56,056                                               56,056


                                (continued)

                       Casmyn Corp. and Subsidiaries
       Consolidated Statement of Shareholders' Deficiency (continued)
                    Fiscal Year Ended September 30, 1999


                                                           First Convertible                             Accumulated
                                      Common Stock          Preferred Stock     Additional                  Other
                                 -----------------------  -------------------    Paid-in   Accumulated   Comprehensive
                                   Shares      Par Value   Shares   Par Value    Capital     Deficit     Income (Loss)     Total
                                 -----------  ----------  --------- ---------  ----------- ------------  -------------  -----------
Comprehensive loss:
  Net loss for the period                                                                    (3,479,392)                 (3,479,392)
  Other comprehensive income:
    Foreign currency translation
      adjustment                                                                                                   315          315
    Unrealized gain on investments                                                                             562,797      562,797
                                 -----------  ----------  ---------    -------  ---------- ------------  ------------- ------------
Balance, September 30, 1999      243,578,142  $9,743,126    523,784  $         $53,511,948 $(66,782,715)   $(3,149,678) $(6,677,319)
                                 ===========  ==========  =========    =======  ========== ============  ============= ============




        See accompanying notes to consolidated financial statements.

                       Casmyn Corp. and Subsidiaries
                    Consolidated Statement of Cash Flows
                    Fiscal Year Ended September 30, 1999

OPERATING ACTIVITIES
Net loss from operations before
  charges related to First
  Convertible Preferred Stock                  $(3,479,392)
  Adjustments to reconcile net loss
    to net cash used in continuing
    operating activities:
      Loss from discontinued operations          2,903,608
      Depreciation and amortization                 20,183
      Stock option costs                           187,335
      Reversal of income tax provision            (500,000)
      Changes in operating assets and
        liabilities:
        (Increase) decrease in:
          Accrued interest receivable               (4,768)
          Prepaid expenses and other
            current assets                           7,383
          Other assets                              13,018
        Increase (decrease) in:
          Accounts payable                         (92,541)
          Accrued liabilities                      (86,304)
                                                ----------
  Net cash used in continuing
    operating activities                        (1,031,478)
                                                ----------



                                (continued)

                       Casmyn Corp. and Subsidiaries
              Consolidated Statement of Cash Flows (continued)
                    Fiscal Year Ended September 30, 1999

INVESTING ACTIVITIES
  Purchase of property and
    equipment                                  $   (34,669)
  Purchase of marketable
    securities                                    (380,755)
  Advances to discontinued
    operations                                    (255,700)
  Proceeds from discontinued
    operations                                     685,000
  Proceeds from maturities
    of marketable securities                       615,845
                                                ----------
  Net cash provided by investing
    activities                                     629,721
                                                ----------

FINANCING ACTIVITIES
  Purchase and retirement of
    shares of First Convertible
    Preferred Stock                             (1,247,472)
                                                ----------
  Net cash used in financing
    activities                                  (1,247,472)
                                                ----------

CASH AND CASH EQUIVALENTS:
  Net decrease                                  (1,649,229)
  At beginning of year                           3,925,580
                                                ----------
  At end of year                               $ 2,276,351
                                                ==========




                                (continued)

                       Casmyn Corp. and Subsidiaries
              Consolidated Statement of Cash Flows (continued)
                    Fiscal Year Ended September 30, 1999


SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Cash paid for interest                       $    -
                                                ==========

  Cash paid for taxes                          $    -
                                                ==========
SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND
FINANCING ACTIVITIES:

  Issuance of shares of First
    Convertible Preferred Stock
    as payment of dividends                    $ 1,000,400
  Amortization of discount on First
    Convertible Preferred Stock                    809,907
  Conversion of shares of First
    Convertible Preferred Stock
    into shares of common stock                  1,032,866
  Penalty on First Convertible
    Preferred Stock                              5,626,118
  Reduction in penalty on First
    Convertible Preferred Stock
    due to repurchases and
    conversions into common stock                1,548,648
  Reduction in redemption premium
    on First Convertible Preferred
    Stock due to repurchases and
    conversions into common stock               24,553,836
  Increase in redemption premium on
    First Convertible Preferred
    Stock due to issuance of shares
    of First Convertible Preferred
    Stock as payment of dividends                1,635,998
  Investment reclassified to
    marketable securities                            1,000
  Unrealized gain on marketable
    securities                                     562,797
  Foreign currency translation
    adjustment                                         315


        See accompanying notes to consolidated financial statements.

                       Casmyn Corp. and Subsidiaries
                 Notes to Consolidated Financial Statements
                    Fiscal Year Ended September 30, 1999


1.   Organization and Business

     a.   Organization

     Casmyn Corp., a Colorado corporation ("Casmyn"), is the precedessor of Aries Ventures Inc., a Nevada corporation ("Aries"). Unless the context indicates otherwise, Casmyn and its subsidiaries are collectively referred to herein as the "Company".

     Aries was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn. On April 28, 2000, Casmyn was merged with and into Aries, with Aries being the surviving corporation, in conjunction with the reorganization of Casmyn (see Note 11).

     b.   Business

     During the fiscal year ended September 30, 1999, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities in Zimbabwe (a country located in southern Africa). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000 (see Note 11), the Zimbabwe subsidiary's operations were classified for accounting purposes as discontinued operations during the fiscal year ended September 30, 1999. The Zimbabwe subsidiary was owned by the Company through June 30, 2000, and subsequently by a separate company, Resource Ventures, Inc., a Nevada corporation, which was spun-off to all of the Company's shareholders effective July 1, 2000. The Zimbabwe subsidiary, Casmyn Mining Zimbabwe (Private) Ltd., is a wholly-owned subsidiary of Casmyn Mining Corporation, a Nevada corporation, which was a wholly-owned subsidiary of the Company. The Company maintains its corporate offices in the United States. Financial information with respect to the operations of the Zimbabwe subsidiary is presented at Note 3.

     c.   Restructuring and Reorganization

     The restructuring and reorganization of the Company is described at
     Note 11. In conjunction with the restructuring and reorganization of the Company, the Company effected an equity recapitalization, including a 1-for-500 reverse split of its 243,578,142 shares of common stock outstanding on April 11, 2000. The Company has not reflected the effect of such reverse stock split in the consolidated financial statements for the fiscal year ended September 30, 1999.


2.   Basis of Presentation

     a.   Principles of Consolidation

     The consolidated financial statements include the operations of the Company and its wholly-owned and controlled subsidiaries. As a result of the Zimbabwe subsidiary being spun-off to the Company's shareholders effective July 1, 2000, the operations of the

     Company's Zimbabwe subsidiary were accounted for as a discontinued operation during the fiscal year ended September 30, 1999. All intercompany accounts and transactions have been eliminated on consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     b.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c.   Cash and Cash Equivalents

     Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located primarily in the United States. The Company believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.

     d.   Short-Term Investments

     The Company classified all short-term investments in other companies with original maturities in excess of three months as "available-for-sale" securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Short-term investments consist of both equity securities and debt securities. Debt securities consist primarily of corporate securities and mortgage securities backed by the United States government. The Company records such securities initially at cost, and subsequently adjusts the carrying value of these securities for changes in the fair value at each balance sheet date. Accordingly, these securities are reported at fair value, with unrealized gains and losses on these securities recorded in accumulated other comprehensive income (loss), a separate component of shareholders' equity (deficiency), except that declines in market value determined to be other than temporary are recognized in calculating net income (loss). Fair values are determined by reference to quoted market prices. In determining realized gains or losses, cost is determined by specific identification.

     e.   Income Taxes

     The Company accounts for income taxes using the liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year.

     f.   Loss Per Common Share

     Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants and the conversion of outstanding shares of First Convertible Preferred Stock. These potentially dilutive securities were not included in the calculation of loss per share for the fiscal year ended September 30, 1999 because the Company incurred a loss during such period and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the fiscal year ended September 30, 1999. The Company has not reflected the effect of the 1-for-500 reverse split of the outstanding shares of common stock effective April 11, 2000 in the consolidated financial statements for the fiscal year ended September 30, 1999.

     g.   Comprehensive Income (Loss)

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defined comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

     h.   Fair Value of Financial Instruments

     The Company believes that the carrying value of the its cash and cash equivalents, marketable securities, account receivable, accounts payable and accrued liabilities as of September 30, 1999 approximates their respective fair values due to the demand or short-term nature of those instruments.

     i.   Stock-Based Compensation

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value method of accounting for stock-based compensation plans.

     The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose the pro forma effect on net loss and net loss per share had the fair value of the stock options been exercised. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

     In accordance with SFAS No. 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The value of a stock-based award is determined using the Black-Scholes option pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. Stock options issued to non-employee directors at fair market value are accounted for under the intrinsic value method.

     During the fiscal year ended September 30, 1995, the Company issued stock options under its 1995 Incentive Stock Option Plan to certain employees at below fair market value, resulting in the recognition of compensation expense over the vesting period through September 30, 1999.

     j.   Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addressed the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning October 1, 2000. The Company does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on the Company's financial statement presentation or disclosures.


3.   Discontinued Operations; Segment and Geographic Information

     During the fiscal year ended September 30, 1999, the Company, through its discontinued Zimbabwe subsidiary (which was spun-off to shareholders on July 1, 2000), operated in one business segment, gold mining. The Zimbabwe subsidiary's operations have been presented for accounting purposes as a discontinued operation in the financial statements. The Zimbabwe subsidiary's mining operations produce gold that is required to be sold to the Reserve Bank of Zimbabwe. During the fiscal year ended September 30, 1999, the Zimbabwe subsidiary sold 13,319 ounces of gold. The gold mining operations in Zimbabwe as presented herein are a discrete business entity and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

     During the fiscal year ended September 30, 1999, the Zimbabwe subsidiary transferred $685,000 to the Company, and the Company advanced $255,700 to or on behalf of the Zimbabwe subsidiary's discontinued operations.

     The accounting policies of the Zimbabwe subsidiary are presented below.

     a.   Certain Significant Estimates

     The most significant estimates used by management in preparing the consolidated financial statements include estimates of future gold prices, recoverable reserves and estimated capital costs, which are utilized to assess the carrying value of the mineral properties, plant and equipment, and to calculate depreciation and depletion charges.

     Gold produced by the Zimbabwe subsidiary's mining operations is required to be sold to the Reserve Bank of Zimbabwe at the spot 2:00 p.m. London gold price on the day of delivery. Accordingly, revenues from gold sales are directly linked to the price of gold in world commodity trading markets. Depending on fluctuations in the price of gold, it may not be commercially feasible for the Zimbabwe subsidiary to continue to operate the mining properties. Under such circumstances, the Zimbabwe subsidiary may be required to recognize a charge to operations to reflect a write-down of the carrying value of its mineral properties and fixed assets related to gold production, and it may have to curtail or cease mining operations for an indefinite period of time. If the Zimbabwe subsidiary were to cease mining operations, it may not be able to restart them.

     The spot 2:00 p.m. London per ounce price of gold on October 1, 1998 and September 30, 1999 was $297.60 and $299.00, respectively.

     b.   Current Vulnerability Due to Certain Concentrations and Risks

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, the potential for government instability, uncertainty of laws and legal enforcement and compliance, defects in or uncertainty as to title to mining properties, inflation and other general economic, social and political uncertainties.

     The Company's gold mining assets and operations are located in Zimbabwe. The Company conducted its mining operations in Zimbabwe through its indirect wholly-owned subsidiary, Casmyn Mining Zimbabwe (Private) Ltd. The laws of Zimbabwe require government approval to conduct exploration and mining activities. Casmyn Mining Zimbabwe (Private) Ltd. received the necessary approvals from the Zimbabwe Investment Center on May 23, 1995 and from the Reserve Bank of Zimbabwe in December 1995. The Zimbabwe subsidiary believes that its relationship with the government of Zimbabwe is satisfactory. The Zimbabwe subsidiary is required to sell its gold production to the Reserve Bank of Zimbabwe at the world spot gold price, and during the fiscal year ended September 30, 1999, it received payment in Zimbabwe dollars.

     Zimbabwe's current regulations concerning the ability of foreign companies to repatriate capital invested in Zimbabwe may limit the

     Zimbabwe subsidiary's ability to repatriate funds to the United States. Although the Zimbabwe subsidiary has in the past been able to convert Zimbabwe dollars into United States dollars and repatriate such amounts to the United States, subject to the Zimbabwe subsidiary's operations generating a cash profit and the continuing availability of foreign exchange, there can be no assurances that the Zimbabwe subsidiary will be able to continue to do so in the future.

     Since the Company's gold mining assets and operations are concentrated in Zimbabwe, the Company is subject to foreign currency exchange risk. Zimbabwe has experienced significant economic instability and turmoil in recent years, which has had a negative impact on the Zimbabwe subsidiary's operations. The Zimbabwe dollar has been fixed in relation to the United States dollar by the Zimbabwe government. As a result, the Zimbabwe dollar's fixed exchange rate has not reflected the significant devaluation of the Zimbabwe dollar against the United States dollar during the past few years, which has had a material adverse effect on the Company's financial position, results of operations and cash flows.

     As of October 1, 1998 and September 30, 1999, US$1.00 was equivalent to ZIM$33.00 and ZIM$38.60, respectively. During the fiscal year ended September 30, 1999, the average conversion rate for US$1.00 was approximately ZIM$36.00.

     During the past few years, Zimbabwe has experienced annual inflation rates ranging from 40% to 70%, and has generally pegged its currency exchange rate at below market rates. Operating costs have been significantly affected by the high rates of inflation in Zimbabwe. Since October 1998, costs in Zimbabwe for power, labor and supplies have increased by more than 40% solely as a result of inflation. In addition, certain costs are periodically subject to significant increases mandated by the government of Zimbabwe and suppliers and vendors. Costs such as labor and electricity, which are the two major operating costs incurred in mining operations, have historically have been denominated in Zimbabwe dollars and have accounted for approximately 30% and 25% of mine operating costs, respectively. Commencing in August 1999, approximately two-thirds of electricity costs were pegged to the United States dollar. Approximately 80% of the remaining mine operating costs are sensitive to changes in the United States dollar.

     The conversion rate of the Zimbabwe dollar into the United States dollar is fixed by the government of Zimbabwe, and the government's adjustment of the currency conversion rate has not approached Zimbabwe's inflation rate. Zimbabwe's inflation rate has greatly exceeded the change in Zimbabwe's currency exchange rate versus the United States dollar, particularly during the fiscal year ended September 30, 1999, when the annual inflation rate was approximately 70% but the exchange rate remained relatively stable.

     The Zimbabwe dollar is not freely convertible into the United States dollar. Without a free-floating currency exchange rate, foreign currency has become scarcer in Zimbabwe. Vendors and suppliers have begun to require payment in United States dollars and shortages of critical supplies have become more commonplace. The Company expects that inflation in Zimbabwe will continue to have a material adverse impact on the Zimbabwe operations.

     The political situation in Zimbabwe, in which the government has played an active role in the Zimbabwe economy, has also exacerbated the economic risks associated with the Zimbabwe subsidiary's operations. The government of Zimbabwe subsidizes commodities that it deems important, such as gasoline and utilities, and controls the currency exchange rate. The International Monetary Fund has refused to advance certain loans to Zimbabwe unless it reduced such subsidies and moved towards a free market economy. Relaxing controls on the cost of energy and the exchange rate would be expected to increase energy costs and thus reduce the potential profitability of the Zimbabwe subsidiary's mining operations. Accordingly, the political situation in Zimbabwe has made it difficult for the Company to generate profits, repatriate funds, establish a value and/or locate a buyer for its mining operations and assets.

     Zimbabwe has also recently experienced substantial social and political instability, which could significantly disrupt the Zimbabwe subsidiary's mining operations. There has been violence, primarily directed against white farmers, and the government of Zimbabwe has allowed the seizure of white-owned farms by black "war veterans". It has been reported that the government of Zimbabwe has publicly discussed the expropriation of privately-owned mining properties in Zimbabwe.

     For the foregoing reasons, the economy of Zimbabwe has experienced a substantial contraction in recent years, resulting in a commensurate reduction in foreign currency earned from Zimbabwe's major export products. Shortages of energy, food and staples are becoming more commonplace.

     The possibility of nationalization, asset expropriations, increased or confiscating levels of taxation, and other unforeseen events may affect the Zimbabwe subsidiary's ability to conduct or maintain its business operations. In the event of nationalization, expropriation or other confiscation, the Company may not be fairly compensated for its loss and could lose its entire investment in Zimbabwe.

     c.   Foreign Currency Translation

     Prior to October 1, 1997, the functional currency of the Zimbabwe subsidiary's operations was the Zimbabwe dollar. Accordingly, balance sheet accounts were translated into United States dollars using the exchange rate in effect at the balance sheet date while revenue and expense accounts were translated using the weighted average exchange rate prevailing during each year. The gains or losses resulting from such translation were recorded in the accumulated foreign currency translation account, which is included as a component of accumulated other comprehensive loss in shareholders' deficiency. During the three months ended December 31, 1997, the Zimbabwe currency experienced devaluation in excess of 40%. As a result of the significant devaluations during that period and for the fiscal year ended September 30, 1998, and the resultant effect on the annual rate of inflation in Zimbabwe, management determined that the Zimbabwe currency was no longer appropriate as a functional currency. As a result, effective

     October 1, 1997, the United States dollar was adopted as the functional currency for the Zimbabwe subsidiary's operations. Non-monetary assets and liabilities are translated into United States dollars at historical rates, which for the pre-existing balances was the rate in effect at October 1, 1997 of approximately US$1.00 = ZIM$13.00. Amortization and other charges related to non-monetary items are translated into United States dollars using the same exchange rate. Revenue and expense accounts continue to be translated using the weighted average exchange rate prevailing during the reporting period. The average exchange rate for US$1.00 for the fiscal year ended September 30, 1999 was approximately ZIM$36.00. As a result of the change in functional currency from the Zimbabwe dollar to the United States dollar effective October 1, 1997, translation adjustments arising from the Zimbabwe operations since that date are reflected in the statement of operations.

     The Zimbabwe subsidiary does not currently engage in any foreign currency hedging transactions, and does not intend to do so in the foreseeable future.

     d.   Property and Equipment

     Mineral properties owned by the Zimbabwe subsidiary are initially carried at the cost of acquisition. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Acquisition and capitalized costs are charged to future operations using a unit-of-production method over the estimated life of the ore body as determined based upon proven and probable ore reserves. If a property is determined not to be commercially feasible, unrecoverable costs are expensed in the year such determination is made. Ongoing development expenditures to maintain production are charged to operations as incurred.

     Gains or losses from normal sales or retirements of assets are included in the statement of operations.

     When the Zimbabwe subsidiary enters into agreements for the acquisition of interests in mineral properties that provide for periodic payments, such amounts are not recorded as a liability since they are payable entirely at the Zimbabwe subsidiary's discretion. When such payments are made, they are recorded as mineral acquisition costs. If such payments are not made, any related capitalized costs are charged to operations.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Zimbabwe subsidiary reviews and evaluates the carrying value of its properties for impairment annually, as well as when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. When the carrying value of a property is estimated to exceed its net recoverable value, the excess amount is charged to operations. The estimate of net recoverable value includes estimates of recoverable ounces, gold prices (considering current and historical prices, price trends and related factors) and production, capital and reclamation costs. As of September 30, 1999, the Zimbabwe subsidiary estimated future net cash flows from its gold operations using a gold price of $300 per ounce to perform an impairment review. The estimates of future cash flows are subject to significant risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Zimbabwe subsidiary's actual performance may affect the recoverability of the Zimbabwe subsidiary's investment in mining properties and related assets, and could have a material adverse effect on the Zimbabwe subsidiary's financial position, results of operations and cash flows.

     Estimated future reclamation and remediation costs (undiscounted) and related liabilities, which are based principally on the Company's interpretation of current local environmental and regulatory requirements, are accrued and expensed principally by the units-of-production method based on estimated quantities of ore which can be recovered economically in the future from known mineral deposits. Remediation liabilities are recognized and expensed based upon the Zimbabwe subsidiary's determination that a liability has been incurred and where a minimum cost or reasonable estimate of the cost can be determined. Although the Zimbabwe subsidiary updates these estimates regularly, the Zimbabwe subsidiary's estimates of its ultimate reclamation liabilities could change significantly as a result of changes in regulations or cost estimates. Changes in estimates are reflected in the statement of operations in the period in which an estimate is revised.

     During the fiscal year ended September 30, 1999, the Zimbabwe subsidiary recognized a provision for reclamation and remediation of $233,300. Management of the Zimbabwe subsidiary believes that it is in full compliance with all current environmental and regulatory requirements in Zimbabwe.

     Buildings are depreciated on the straight-line basis over their estimated useful lives of eighteen years. Other property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over their estimated useful lives of three to seven years.

     e.   Revenue Recognition

     The Zimbabwe subsidiary recognizes revenue from the sale of gold production upon the sale and delivery of gold bullion to the Reserve Bank of Zimbabwe.

     Financial information with respect to the Zimbabwe subsidiary's gold mining operations for the fiscal year ended September 30, 1999 is presented below.

                         Casmyn Mining Corporation
                          Statement of Operations
                    Fiscal Year Ended September 30, 1999

        Revenues:
          Gold sales                           $ 3,714,903
                                                ----------

        Costs and Expenses:
          Mineral production                     2,805,946
          Depreciation, depletion
            and amortization                       975,527
          General and administrative               280,487
          Provision for reclamation
            and remediation                        233,300
          Write-down of impaired
            mining assets                        2,227,206
                                                ----------
                                                 6,522,466
                                                ----------

          Loss from operations                  (2,807,563)

          Other expense, net                       (96,045)
                                                ----------
          Net loss                             $(2,903,608)
                                                ==========





                         Casmyn Mining Corporation
                               Balance Sheet
                             September 30, 1999


        ASSETS

        Current Assets:
          Cash                                 $     7,857
          Trade receivable                         257,080
          Mining supplies                          521,414
          Prepaid expenses and other
            current assets                          34,214
                                                ----------
                                                   820,565
                                                ----------

        Property and Equipment                  18,140,799
          Less accumulated depreciation,
            depletion and amortization          (2,811,242)
                                                ----------
                                                15,329,557
                                                ----------
                                               $16,150,122
                                                ==========


        LIABILITIES AND SHAREHOLDER'S DEFICIENCY

     Current Liabilities:

        Accounts payable                       $   250,081
        Accrued liabilities                         40,550
        Reserve for reclamation and
       remediation                                 233,300
                                                ----------
                                                   523,931
                                                ----------
     Investments and advances by
       by parent company                        26,734,886
                                                ----------
     Shareholder's deficiency, net             (11,108,695)
                                                ----------
                                               $16,150,122
                                                ==========


     Discontinued operations also included the investment in Zambia at September 30, 1999 as described below.

     Luswishi Dome Project:

     During June 1999, the Company entered into an Exploration Agreement with Right to Acquire an Interest in Prospecting License (the "Exploration Agreement") with Cyprus Amax Zambia Corporation ("Cyprus Amax"). The Exploration Agreement requires Cyprus Amax to expend $3,000,000 to fund exploration, development and other work on land covered by the Company's former prospecting license in or near the Copper Belt Province in the Republic of Zambia (the "Luswishi Dome Project"). Cyprus Amax is a significant operator in Zambia and has substantial experience and financial resources. Upon the expenditure by Cyprus Amax of $3,000,000 on or for the benefit of the Luswishi Dome Project, the Company will have the right to acquire an undivided 15% interest in the Luswishi Dome Project from Cyprus Amax for a nominal cost. At such time, Cyprus Amax and the Company have agreed to enter into a contractual joint venture to carry out further exploration and, if warranted, development and mining of the Luswishi Dome Project. The Company's previous exploration of the Luswishi Dome Project had yielded ore grade drill intercepts of copper together with uranium and cobalt, but no economic mineralization. Since exploration costs previously incurred by the Company with respect to the Luswishi Dome Project were charged to operations prior to the fiscal year ended September 30, 1999, the Company has not attributed any value to the Exploration Agreement in the accompanying financial statements. There can be no assurances that Cyprus Amax will expend the $3,000,000, that the joint venture will ever be formed, or that if the joint venture is formed, it will ever become economically viable. During January 2001, the Exploration Agreement was transferred by Cyprus Amax to another company that is a wholly-owned subsidiary of First Quantum Minerals Ltd. The Exploration Agreement was transferred to Resource as part of the spin-off of Resource to the Company's shareholders effective July 1, 2000.

4.   Marketable Securities

     The Company's marketable securities consisted of investments in common stock, corporate bonds and government-backed mortgage securities. At September 30, 1999, the aggregate market value of such securities was $1,917,243.


5.   Property and Equipment

     Property and equipment at the Company's corporate offices consisted of the following at September 30, 1999:

     Furniture, fixtures and
       office equipment                  $89,068

     Less accumulated depreciation
       and amortization                  (58,621)
                                          ------
                                         $30,447
                                          ======

     Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

     During the fiscal year ended September 30, 1999, the Company closed its previous executive offices in Vancouver, British Columbia, Canada and terminated the related long-term office lease in December 1998.


6.   WaterPur International Inc.

     Through September 30, 1997, under the direction of prior management, the Company advanced approximately $9,000,000 to WaterPur International Inc., a Delaware corporation ("WaterPur"). WaterPur was engaged in the development, manufacture, sale and management of water treatment, purification and depollution equipment and facilities worldwide. During this same time period, the Company provided additional consideration to WaterPur of approximately $3,000,000, including marketable securities with a value at the time of transfer of approximately $2,500,000. Through September 30, 1998, WaterPur was an affiliated public company with certain common officers and directors.

     Effective September 30, 1997, subject to certain conditions and under the direction of prior management, the Company entered into an agreement to restructure essentially its entire investment in WaterPur in exchange for an aggregate of 7,900,004 shares of convertible preferred stock of WaterPur. Also effective September 30, 1997, the Company's Board of Directors approved the spin-off of the 7,900,004 shares of the WaterPur convertible preferred stock to the common and preferred stockholders of the Company of record on October 15, 1997, subject to compliance with regulatory requirements and certain other conditions. The consideration that the Company had transferred to WaterPur through September 30, 1997 was reflected for accounting purposes as an investment in WaterPur, and a corresponding dividend payable, of $4,574,368 at September 30, 1997.

     In conjunction with the September 30, 1997 restructuring, the Company repurchased 150,000 shares of its common stock held by WaterPur for $750,000 cash, and WaterPur issued to the Company warrants to purchase 3,300,000 shares of WaterPur common stock exercisable at $0.75 per share for a period of three years.

     During the fiscal year ended September 30, 1998, due to a significant and prolonged decrease in the market value of WaterPur's common stock, WaterPur's inability to repay amounts borrowed from the Company, and WaterPur's continuing need for additional loans, management of the Company determined that there had been an impairment in the value of the investment in WaterPur, and wrote off the Company's entire investment in WaterPur. Accordingly, at September 30, 1998, the Company's investment in WaterPur, and the corresponding dividend payable, had been reduced to zero. In December 1998, the Board of Directors determined not to effect the spin-off of the Company's preferred stock investment in WaterPur for several reasons, including material non-performance by WaterPur, WaterPur's inability to obtain regulatory approval to date and in the foreseeable future, and WaterPur's inability to complete its annual audit and to make its securities filings on a timely basis.

     During September 1998, the Company began implementation of a plan to separate the operations, personnel and executive management of the Company and WaterPur, which plan had been substantially completed by December 31, 1998.

     Pursuant to a Share Exchange Agreement dated as of May 7, 1999 between WaterPur and Gary T.C. Joice and Henriette Martinitz (collectively, the "ProSafe Shareholders"), WaterPur acquired all of the outstanding capital stock of ProSafe Fire Training Systems, Inc., an Ontario, Canada corporation ("ProSafe"), in consideration for the issuance to the ProSafe Shareholders of an aggregate of 218,833 shares of the Series B Convertible Preferred Stock of WaterPur. Pursuant to an Asset Purchase Agreement dated as of May 7, 1999 between WaterPur and Duck Marine Systems, Inc. ("DMS"), WaterPur acquired from DMS substantially all of the assets, properties and operating contracts of DMS, subject to certain liabilities of DMS, in consideration of the issuance to DMS of an aggregate of 218,833 shares of the Series B Convertible Preferred Stock of WaterPur (the "DMS Acquisition"). The closings of the ProSafe acquisition and the DMS acquisition occurred simultaneously on May 10, 1999 and were conditional on each other. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of common stock of WaterPur. As a result of these acquisition transactions, the shareholders and management of Pro Safe and DMS effectively assumed the management and control of WaterPur.

     During February 2002, the Company settled all outstanding debts and claims that it had against WaterPur in exchange for 1,000,000 shares of WaterPur common stock and warrants to purchase 250,000 shares of WaterPur common stock, exercisable for a period of three years at $1.00 per share. The Company has not ascribed any value to such securities because no fair market value was ascertainable and the previous investments in WaterPur were written off in prior years as the Company deemed such investments impaired. In conjunction with this settlement, the acquisitions previously effected by WaterPur on May 10, 1999 were rescinded, and WaterPur acquired Aquentium, Inc., an investment and holding company incorporated in the state of Nevada, in a reverse merger transaction.

7.   Commitments and Contingencies

     a.   Operating Leases

     The Company leases its executive and administrative offices and certain office equipment under non-cancelable operating leases with initial terms in excess of one year. Future minimum lease payments required under these leases were as follows at September 30, 1999:


        Fiscal Year
        Ending September 30,
        --------------------

           2000                     $27,061
           2001                      28,818
           2002                      11,544
                                    -------
                                    $67,423
                                    =======

     Related rent expense for the fiscal year ended September 30, 1999 was $15,057.

     b.   Employment Agreements

     The Company entered into three-year employment agreements dated September 1, 1999 with Mark S. Zucker, the President and Chief Executive Officer, and with Robert N. Weingarten, the Chief Financial Officer, with minimum annual compensation of $250,000 and $120,000, respectively, as well as certain reorganization bonuses. The employment agreements provide that in the event of a change of majority ownership of the Company, each employee has the option to terminate his employment with the Company and receive a payment equal to three times his base annual salary.

     c.   Litigation

     In conjunction with the Company's bankruptcy proceedings, the Company initiated litigation in courts in the United States, Canada and the Bahamas against various members of former management and other persons and entities. The Company also asserted claims against certain professional firms that had previously provided legal and accounting services to the Company under the auspices of former management.

     During September 2002, the Company concluded legal settlements with respect to all litigation and claims that it had been pursuing in various jurisdictions against the Company's former officers, directors, auditors and legal counsel. These legal settlements provided for aggregate lump-sum cash payments to the Company of approximately $6,900,000, which resulted in net payments of approximately $5,700,000, after deduction for contingency legal fees and other related expenses.

     The completion of the legal settlements terminated all litigation and claims that the Company has been asserting against all of the settling defendants.

8.   Income Taxes

     The Company and its subsidiaries do not file consolidated tax returns. As of September 30, 1999, the Company had federal net operating loss carryforwards of approximately $72,754,000 expiring in various years through 2019, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

     Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of a portion of the Company's federal net operating loss carryforwards may be limited as a result of changes in stock ownership in prior fiscal years.

     During the fiscal year ended September 30, 1999, the Company identified specific losses occurring in prior fiscal years that were caused by the improper and fraudulent actions and activities of former management. These losses aggregated approximately $55,120,000 and were recognized as deductions on the Company's federal income tax return for the fiscal year ended September 30, 1999. The Company's federal net operating loss carryforwards and the benefits deriving therefrom may be subject to audit by the Internal Revenue Service.

     During the fiscal year ended September 30, 1999, the various subsidiaries had losses that may be carried forward to reduce future year's taxable income. However, these losses may not qualify for use under the current Internal Revenue Code due to tax rules concerning ownership changes or because they were not generated within the United States.

     During the fiscal year ended September 30, 1999, the Company was advised of the results of an examination report prepared by the Internal Revenue Service with respect to certain transactions during 1994 between a predecessor entity of the Company and a former officer of the Company. The findings were preliminary in nature and indicated a tax liability in excess of $2,000,000, including penalties and interest. During October 1999, new management entered into a settlement agreement with the Internal Revenue Service, which included making a nominal payment. As of September 30, 1998, the Company recorded a provision for tax liability of $500,000. As a result of the resolution of this matter, effective September 30, 1999, the Company reversed such provision for tax liability in the financial statements.


9.   Related Party Transactions

     Related party transactions for the fiscal year ended September 30, 1999 are summarized as follows:

     a. On October 1, 1998, the Company entered into a services agreement with a company controlled by a former officer and director of the Company. The agreement provided for annual payments of $100,000 and was for an initial term of one year. The agreement was terminated effective September 30, 1999.

     b. During the fiscal year ended September 30, 1999, a director of the Company received an annual consulting fee of approximately $26,000.

     c. During the three months ended December 31, 1998, the Company advanced $38,899 to or on behalf of WaterPur (see Note 6), which was included in general and administrative expenses in the statement of operations for the fiscal year ended September 30, 1999.


10.  Shareholders' Deficiency

     a.   Common Stock

     As of September 30, 1999, the Company had authorized 300,000,000 shares of common stock with a par value of $0.04 per share.

     During the fiscal year ended September 30, 1999, the Company issued 25,826,432 shares of common stock upon conversion of 1,924 shares of First Convertible Preferred Stock.

     b.   Preferred Stock

     As of September 30, 1999, the Company had authorized 20,000,000 shares of preferred stock with a par value $0.10 per share.

     The Board of Directors is vested with the authority to divide the authorized shares of preferred stock into series and to determine the relative rights and preferences at the time of issuance of the series.

     In January 1997, the Board of Directors authorized the creation of a series of 2,500,000 shares of First Convertible Preferred Stock.

     On April 14, 1997, the Company completed the placement of 751,200 shares of First Convertible Preferred Stock for net cash proceeds of approximately $16,759,000, after the payment of cash fees to the placement agent and other issue expenses. An additional 83,467 shares of First Convertible Preferred Stock were issued to Societe Generale in exchange for $2,086,675 principal amount, less $84,000 unamortized debt issue costs, of a previously issued convertible debenture. Societe Generale also converted the remaining $2,913,325 principal balance, less unamortized debt issue costs of $116,000, of its convertible debenture in exchange for 594,856 shares of common stock. The Company also issued 3,637 shares of common stock for accrued interest on the convertible debenture through the date of conversion.

     The Company issued an additional 11,686 shares of First Convertible Preferred Stock to participants in the April 14, 1997 placement as a penalty for the Company's failure to have a registration statement declared effective by the Securities and Exchange Commission within 90 days of the funding date, as was provided in the subscription agreement.

     On September 2, 1997, the Company completed the placement of an additional 533,885 shares of First Convertible Preferred Stock for net cash proceeds of approximately $12,423,000, including accrued interest at 8% per annum from April 14, 1997 to the date of closing, after cash fees to the placement agent and other issue expenses.

     Each share of First Convertible Preferred Stock had a stated value of $25.00 per share and was entitled to a dividend of 8% per annum, payable quarterly, to be paid in additional shares of First Convertible Preferred Stock, and was convertible into shares of common stock over a five year period at an increasing discount to the market price of the common stock at the time of conversion, subject to certain adjustments. The Company had the right to require mandatory conversion if the shares of common stock exceeded a certain trading price and trading volume targets. The number of shares that could be converted by a holder over a ten-month period beginning in July 1997 was limited to 10% per month on a cumulative basis.

     The Preferred Stock Investment Agreements dated April 11, 1997 and September 2, 1997 (the "Investment Agreements") specified that the First Convertible Preferred Stock was convertible into common stock at a discount to the common stock price ranging from 8.5% to 39%, depending on the date on which such shares were converted. This discount was considered to be an additional dividend (the "Imputed Dividend") to the holders of the First Convertible Preferred Stock, and was recorded as a charge to accumulated deficit and a corresponding increase to additional paid-in capital over the period in which such shares of First Convertible Preferred Stock could first be converted into common stock. The Imputed Dividend was accounted for as a return on the First Convertible Preferred Stock and as an increase in the net loss applicable to common shareholders. During the fiscal year ended September 30, 1999, the Company recorded an Imputed Dividend of $809,907, representing the final portion of the Imputed Dividend.

     The placement agent's fee included warrants exercisable for a period of five years to purchase 172,725 shares of First Convertible Preferred Stock at $25.00 per share, which were cancelled in conjunction with the confirmation of the Plan (see Note 11).

     During the fiscal year ended September 30, 1998, the Company issued 91,675 shares of First Convertible Preferred Stock as payment of the 8% annual dividend. The aggregate value of such shares of First Convertible Preferred Stock, calculated at the stated value of $25.00 per share, was $2,291,875.

     During September 1998, the Company repurchased and retired 19,948 shares of First Convertible Preferred Stock for $25,753. The Company also converted 394,342 shares of First Convertible Preferred Stock into 204,889,060 shares of common stock during the fiscal year ended September 30, 1998. These transactions occurred under the auspices of former management.

     During the fiscal year ended September 30, 1999, the Company issued 40,016 shares of First Convertible Preferred Stock as payment of the 8% annual dividend. The aggregate value of such shares of First Convertible Preferred Stock, calculated at the stated value of $25.00 per share, was $1,000,400. As a result of the issuance of the shares of First Convertible Preferred Stock as payment of the 8% annual dividend, the redemption liquidation preference obligation increased by $1,635,998.

     Pursuant to the Investment Agreements, a technical default occurred when the Company's common stock was delisted from the NASDAQ SmallCap Market on July 31, 1998. The Investment Agreements obligated the Company to pay the holders of the First Convertible Preferred Stock a cash penalty of 3% of the total purchase price of the Preferred Stock during any period in excess of 30 days that the Company's common stock was not listed and traded on NASDAQ or a national securities exchange. The Investment Agreements provided the holders of the First Convertible Preferred Stock with the right to have their shares redeemed by the Company at the adjusted liquidation preference plus accrued but unpaid dividends if the 3% penalty was not paid within 30 days of when due.

     As a result of the default caused by the delisting of the Company's common stock from the NASDAQ SmallCap Market on July 31, 1998, which occurred under the auspices of former management, the Company recorded a penalty with respect to the First Convertible Preferred Stock of $839,737 and $5,626,118 for the fiscal years ended September 30, 1998 and 1999, respectively, which was not paid.

     During the fiscal year ended September 30, 1999, the Company repurchased and retired 598,655 shares of First Convertible Preferred Stock for $1,247,472. The Company also converted 1,924 shares of First Convertible Preferred Stock into 25,826,432 shares of common stock during the fiscal year ended September 30, 1999. These repurchases and conversions, which occurred under the auspices of new management, and the attendant waivers by the holders of the First Convertible Preferred Stock of an accrued penalty obligation of $1,548,648 and the redemption liquidation preference obligation of $24,553,836, were reflected by the Company as an increase to additional paid-in capital of $26,102,484 during the fiscal year ended September 30, 1999.

     Since the right to require the Company to redeem the shares of First Convertible Preferred Stock outstanding at September 30, 1999 was outside the control of the Company, the carrying value of the outstanding shares of First Convertible Preferred Stock at such date was recorded in the financial statements at their redemption liquidation preference of $21,466,557, and such shares were reclassified out of the shareholders' deficiency section of the balance sheet.

     c.   Stock Options

     During 1995, the Company adopted an Incentive Stock Option Plan ("ISOP"), which provided for the granting of a maximum of 800,000 options to purchase common stock to officers, employees and advisors of the Company. The total options available under the ISOP were increased from 800,000 shares to 1,500,000 shares upon approval by the Company's shareholders at the annual meeting held on June 16, 1997. Options must be granted within five years from the effective date of the ISOP. Options granted under the ISOP were intended to qualify as incentive stock options for tax purposes.

     Certain of the options granted under the ISOP during the fiscal year ended September 30, 1995 were compensatory and resulted in compensation expense of $53,023 during the fiscal year ended September 30, 1999.

     During 1995, the Company also adopted a Non-Qualified Stock Option Plan ("SOP"), which provided for the granting of five year options to purchase a maximum of 250,000 shares of common stock at a price of $0.04 per share to officers and key employees of the Company. Options granted under the SOP were considered to be non-statutory stock options for tax purposes.

     During 1997, the Company adopted the 1997 Directors Stock Option Plan ("DSOP"), which provided for the granting of options to purchase a maximum of 350,000 shares of common stock to directors of the Company. Options granted under the DSOP were considered to be non-statutory stock options for tax purposes.

     During the year ended September 30, 1996, the Company granted the Company's President at that time a non-statutory stock option to purchase 1,000,000 shares of common stock at $7.00 per share, which was the market price at the date of grant. This option vested over a two year period, with one-third vesting at the grant date, and one-third vesting on each of the subsequent two anniversaries of the grant date, and expires five years from the date of vesting.

     At September 30, 1998, there were options outstanding to purchase 1,608,000 shares of common stock at exercise prices ranging from $0.04 to $7.00 per share, of which an aggregate of 1,306,875 options were exercisable under the Company's then-existing stock option plans. During the fiscal year ended September 30, 1999, the Company did not grant any new options, and no existing options were exercised, with respect to common stock. All of the options to acquire common stock were cancelled effective April 11, 2000 as a result of the confirmation of the Plan (see Note 11).

     The fair value of the stock options granted during the fiscal years ended September 30, 1996, 1997 and 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5%; dividend yield of 0%; stock price volatility of 37%, 37% and 65%, respectively; and expected lives ranging from three to ten years. No stock options for common stock were issued during the fiscal year ended September 30, 1999. Had compensation costs for grants made under the SOP, ISOP, DSOP and the other stock options been determined under SFAS No. 123, the Company would have recorded approximately $95,000 as additional compensation expense during the fiscal year ended September 30, 1999, resulting in a net loss of $3,574,392 for the fiscal year ended September 30, 1999. Had the Company recorded compensation expense related to the stock options under SFAS No. 123, the net loss per common share applicable to common shareholders would have been $0.048 for the fiscal year ended September 30, 1999.

     Effective January 18, 1999, the Board of Directors of the Company granted the Company's current President and Chief Executive Officer a stock option to purchase 75,807 shares of First Convertible Preferred Stock, adjustable for the quarterly dividend, at an exercise price of $2.00 per share, which in the judgement of the Board of Directors approximated fair market value at the grant date. The stock option was vested and exercisable immediately through December 23, 1999, and was subject to annual renewal if not terminated by the Board of Directors. The stock option was exercised in April 2000 in conjunction with the confirmation of the Plan (see Note 11). In conjunction with the cashless exercise provision of this stock option, the Company recorded a charge to operations of $134,312 for the fiscal year ended September 30, 1999.


11. Subsequent Event - Restructuring and Reorganization; Application of Fresh-Start Accounting; Spin-off of Resource (Unaudited)

     a.   Restructuring and Reorganization

     During the fiscal year ended September 30, 1998, as a result of various actions and transactions authorized by former management over the past few years, the Company encountered severe financial difficulties. These financial difficulties included significant losses, dissipation of the Company's working capital and managerial resources, delisting of the Company's common stock from the NASDAQ SmallCap Market, and the Company's defaulting on certain obligations to the holders of the First Convertible Preferred Stock (see Note 10). As a result of these developments, the Board of Directors was reconfigured and new management was appointed to address and resolve these problems, as described below.

     During August 1998, the Board of Directors of the Company was reconfigured, with two members resigning and four new members being appointed. On October 1, 1998, Amyn S. Dahya resigned as President and Chief Executive Officer and was replaced by Mark S. Zucker, one of the new directors.

     During October and November 1998, the Company completely restructured its management team, which then began a comprehensive review and evaluation of the Company's existing business operations and capital structure, with the objective of rationalizing the Company's capital structure and maximizing the entity value for all of the Company's equity holders.

     In October 1998, the Company began the implementation of a plan to streamline its operations worldwide and divest all non-core business interests. By that time, the Company's only significant remaining operations were its gold mining operations in Zimbabwe. Accordingly, new management focused its operational turnaround efforts on the Zimbabwe gold mining operations. The Company implemented programs to evaluate ways to improve production and achieve production efficiencies, increase gold reserves, reduce capital expenditures and operating costs, maximize operating profits and operating cash flows, and evaluate future opportunities. New management downsized the Company's executive management and corporate staff, closed the Company's executive and administrative offices in Vancouver, British Columbia, Canada, and relocated them to Los Angeles, California, which resulted in substantial cost savings to the Company.

     On June 2, 1999, the holders of more than 10% of the outstanding shares of common stock and the holders of more than 10% of the outstanding shares of First Convertible Preferred Stock sent a letter to the Company's Board of Directors proposing amendments to the Company's Articles of Incorporation and calling for a special meeting of the Company's shareholders to consider a vote on such amendments. The proposed amendments called for a 1-for-500 reverse stock split of the common stock, a conversion of each share of First Convertible Preferred Stock into 8.5 shares of post-reverse split common stock, and an increase in the Company's authorized shares of capital stock. These amendments, had they been approved by the Company's shareholders, would have resulted in the then current holders of the First Convertible Preferred Stock owning approximately 90% of the issued and outstanding shares of common stock following the completion of the above-described reverse stock split and conversion. Management of the Company responded to this proposal and engaged in extensive discussions with such shareholders. The Company's Board of Directors ultimately made a determination not to take a position or make a recommendation regarding this proposal.

     On December 7, 1999, Casmyn filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") in order to proceed with an equity recapitalization. The Zimbabwe gold mining operations were owned by a separate subsidiary of Casmyn which was not a part of the Chapter 11 bankruptcy filing, and which continued to conduct business as usual during the bankruptcy proceedings. Casmyn operated as debtor-in-possession during the bankruptcy proceedings.

     On March 31, 2000, the Bankruptcy Court confirmed the Debtor's Second Amended Chapter 11 Plan of Reorganization (the "Plan"). The Bankruptcy Court entered its Order Confirming Debtor's Second Amended Chapter 11 Plan of Reorganization on March 31, 2000, resulting in the Plan becoming effective on April 11, 2000. Pursuant to the Bankruptcy Court Order, the record date to determine the distribution of cash and securities to common and preferred shareholders entitled to receive consideration under the Plan was set as April 11, 2000. Creditors and shareholders voted overwhelmingly to approve the Plan.

     Pursuant to the confirmed Plan, all of the 523,784 shares of First Convertible Preferred Stock outstanding were cancelled, and each cancelled share of First Convertible Preferred Stock became convertible into 5.27 shares of common stock. The shares of First Convertible Preferred Stock represented substantially all of Casmyn's debt obligations, with aggregate claims in excess of $27,000,000. In accordance with the Plan, creditors and preferred shareholders received approximately 85% of the common equity, and existing common shareholders received approximately 15% of the common equity, subject to certain adjustments authorized by the Plan. Approximately 3,533,000 shares of common stock were issued and outstanding upon implementation of the Plan.

     The implementation of the Plan resulted in the Company's shareholders' equity increasing by $11,361,875, from $(8,435,357) at December 31, 1999 to $2,926,518 at March 31, 2000, in spite of write-downs of $17,604,326 resulting from the adoption of "fresh-start reporting" as of March 31, 2000.

     In accordance with the Plan, on April 11, 2000, the Company effected a 1-for-500 reverse split of its 243,578,142 shares of common stock outstanding. Shareholders owning less than 50,000 shares of common stock on April 11, 2000 were entitled to receive a cash payment of $1.00 per share after adjusting for the 1-for-500 reverse stock split. Any certificates for old common and preferred stock not presented to the Company's transfer agent by the close of business on April 10, 2001 were automatically cancelled without any further notice or action by the Company. In conjunction with the shares of common stock being issued to preferred and common shareholders pursuant to the Plan, the Plan also authorized the issuance of certain common stock purchase warrants to such recipients.

     Pursuant to the confirmed Plan, the Company's common and preferred shareholders, individually and as classes, were deemed to have transferred to the Company any and all rights that they may have had, known and unknown, to sue the former or present officers, directors, professionals, and agents of the Company for any causes of action whatsoever relating to their acts, conduct or responsibilities with respect to the Company and arising from 1994 forward. In addition, during March 2000, the Company acquired certain rights to assert claims and to sue certain individuals and entities from the placement agent of the Company's First Convertible Preferred Stock.

     On April 28, 2000, in accordance with the Plan, Casmyn was merged with and into Aries, with Aries being the surviving corporation. Aries was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn for this purpose.

     On May 18, 2000, the name of the Company's subsidiary incorporated in the state of Nevada to own the Company's mining investments and properties was changed from Goldco Ltd. to Resource Ventures, Inc. ("Resource").

     On June 1, 2000, the Bankruptcy Court approved and entered an Order Authorizing Non-Material Modification of Debtor's Second Amended Chapter 11 Plan of Reorganization (the "Modification Order"). The Modification Order authorized the Company to bypass the issuance of "New Goldco Warrants" as provided for in the Plan, and instead to issue and distribute to its shareholders all or a majority of the common stock of the Company's wholly-owned subsidiary that owns the Company's mining investments and properties in Zimbabwe.

     Pursuant to the Modification Order, effective July 1, 2000, the Company's Board of Directors authorized the distribution of all of the shares of common stock of Resource to the Company's shareholders of record on April 11, 2000. Accordingly, shareholders entitled to exchange their old securities for new securities pursuant to the Plan received one share of common stock and one common stock purchase warrant (designated as the "Series A" warrants) in Aries and Resource, respectively. Each Series A warrant entitled the holder to purchase one share of common stock at $6.00 per share through April 11, 2001, which was subsequently extended to October 11, 2003.

     When new management was appointed on October 1, 1998, the Company had a shareholders' deficiency of approximately $(21,600,000). Between October 1998 and September 2002, as a result of new management's successful efforts to restructure and recapitalize the Company and to pursue various legal claims, the Company's shareholders' equity increased by over $26,000,000, to approximately $4,700,000 at September 30, 2002, which consists primarily of cash (see Note 7c). In addition, shareholders of record on July 1, 2000 received an identical equity interest in the Company's former mineral assets, including the Zimbabwe gold mining properties, through the spin-off of the Company's former Nevada subsidiary, Resource Ventures, Inc.

     b. Accounting Adjustments as a Result of Confirmation of Plan, Adoption of Fresh-Start Reporting and Spin-off of Resource

     As a result of confirmation of the Plan on March 31, 2000, the Company adopted "fresh-start reporting" pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The Company adopted fresh-start reporting effective March 31, 2000. Fresh-start reporting assumes that a new reporting entity has been created and requires that assets and liabilities be adjusted to their "fair value" in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations". In conjunction with the revaluation of the assets and liabilities, a reorganization value for the Company was determined which generally approximated its fair value before considering any debt and approximated the amount a willing buyer would pay for the assets of the Company after reorganization. Under fresh-start reporting, the reorganization value of the Company was allocated to all of its assets. The Company "pushed-down" the impact of fresh-start reporting to the Zimbabwe subsidiary.

     Significant adjustments to the Company's consolidated financial statements as a result of confirmation of the Plan on March 31, 2000, adoption of fresh-start reporting and distribution of all of the shares of Resource are as follows: (i) all of the 523,784 shares of First Convertible Preferred Stock outstanding were cancelled, and each cancelled share of First Convertible Preferred Stock became convertible into 5.27 shares of common stock under the Plan. Approximately $27,589,000 of liabilities, consisting of delisting charges of $6,122,000 and contractual redemption amounts of $21,467,000 related to the First Convertible Preferred Stock, were liquidated by the cancellation of the shares of First Convertible Preferred Stock and their conversion into common stock under the Plan;
     (ii) a 1-for-500 reverse split of the 243,578,142 shares of common stock outstanding was effected on April 11, 2000. Shareholders owning less than 50,000 shares of common stock were entitled to receive a cash payment of $1.00 per share after adjusting for the 1-for-500 reverse stock split. The Company disbursed $53,413 in this regard;
     (iii) accumulated deficit at March 31, 2000 of $87,507,653 was eliminated against additional paid-in capital; (iv) based in part on the advice of a mining consulting firm, the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, were reduced to a net fair value of approximately $1,000,000 at March 31, 2000, resulting in a charge to operations of approximately $17,600,000 at March 31, 2000, as a result of various factors related to the operations of the Company's subsidiary in Zimbabwe, including political instability, economic uncertainties, operational difficulties, a lack of comparable transactions, and various other risks. Subsequent to March 31, 2000, the political and economic environment in Zimbabwe has continued to deteriorate; (v) direct incremental costs of the bankruptcy reorganization aggregated approximately $931,000, consisting of legal fees of $482,000 and administrative costs (including management bonuses) of $449,000, which were charged to operations at March 31, 2000; (vi) effective July 1, 2000, the Company's Board of Directors authorized the distribution of all of the shares of common stock of Resource to the Company's shareholders of record on April 11, 2000. Accordingly, shareholders entitled to exchange their old securities for new securities pursuant to the Plan received one share of common stock and one common stock purchase warrant (designated as the "Series A" warrants) in Aries and Resource, respectively. Approximately 3,533,000 shares of common stock and 3,533,000 Series A warrants were issued and outstanding in Aries and in Resource upon implementation of the Plan; (vii) in conjunction with the distribution of the shares of Resource on July 1, 2000, the Company transferred all of its mining assets and operations, including related liabilities, with an adjusted net book value of approximately $1,000,000, and $250,000 cash to Resource. Aries retained cash and investments of approximately $2,150,000 at June 30, 2000, as well as certain litigation rights; and (viii) the implementation of the Plan resulted in the Company's shareholders' equity increasing by $11,361,875, from $(8,435,357) at December 31, 1999 to $2,926,518 at
     March 31, 2000, in spite of write-downs of $17,604,326 resulting from the adoption of "fresh-start reporting" as of March 31, 2000.

                             INDEX TO EXHIBITS

Exhibit
Number    Description of Document
------    -----------------------

3.1 Amended and restated articles of incorporation, previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference. (P)

3.2 Bylaws, previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, and incorporated herein by reference. (P)

10.1 Matabeleland Minerals, Private Limited, Zimbabwe purchase agreement, previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 15, 1996, and incorporated herein by reference. (P)

10.2 Casmyn Corp. 1995 Incentive Stock Option Plan, previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference. (P)(C)

10.3 Casmyn Corp. 1995 Non-Qualified Stock Option Plan, previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated herein by reference. (P)(C)

10.10 Form of Preferred Stock Investment Agreement dated April 11, 1997, previously filed as an exhibit to the Company's
          Registration Statement on Form S-3 dated July 24, 1997, and incorporated herein by reference.

10.11 Form of Preferred Stock Investment Agreement dated September 2, 1997, previously filed as an exhibit to the Company's
          Registration Statement on Form S-3 dated September 22, 1997, and incorporated herein by reference.

10.12 Casmyn Corp. 1997 Directors Stock Option Plan, previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference. (C)

10.13 Exploration Agreement with Right to Acquire an Interest in Prospecting License between Cyprus Amax Zambia Corporation and Casmyn Corp. dated June 4, 2000. (1)

10.14     Services Agreement between Casmyn Corp. and Eaglescliff
          Corporation effective October 1, 1998. (C) (1)

10.15 Stock Option Agreement between Casmyn Corp. and Mark S. Zucker dated January 18, 1999. (C) (1)

10.16 Employment Agreement between Casmyn Corp. and Mark S. Zucker dated September 1, 1999. (C) (1)

10.17     Employment Agreement between Casmyn Corp. and Robert N.
          Weingarten dated September 1, 1999. (C) (1)

21        Subsidiaries of the Registrant.

99        Certification - Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------

(1) Filed herein.

(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-KSB.

(C) Indicates compensatory plan, agreement or arrangement.