Form 10QSB
period 1999-12-31
ARIES VENTURES INC
filed 2003-01-14
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended December 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

     For the transition period from ________ to _________

                         Commission file number: 0-14136

                                  Casmyn Corp.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Colorado                             84-0987840
    -------------------------------           ----------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)            Identification Number)


         28720 Canwood Street, Suite 207, Agoura Hills, California 91301
         ---------------------------------------------------------------
                    (Address of principal executive offices)


                    Issuer's telephone number: (818) 879-6501

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of December 31, 1999, the Company had 243,578,142 shares of common stock issued and outstanding.

     Documents incorporated by reference: None.

                          CASMYN CORP. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - December 31, 1999 (Unaudited) and September 30, 1999

                  Condensed Consolidated Statement of Operations
                  (Unaudited) - Three Months Ended December 31, 1999

                  Condensed Consolidated Statement of Comprehensive Loss (Unaudited) - Three Months Ended December 31, 1999

                  Condensed Consolidated Statement of Cash Flows
                 (Unaudited) - Three Months Ended December 31, 1999

                  Notes to Condensed Consolidated Financial Statements
                 (Unaudited) - Three Months Ended December 31, 1999

         Item 2.  Management's Discussion and Analysis or Plan of
                  Operation


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 3.  Defaults Upon Senior Securities

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                          Casmyn Corp. and Subsidiaries
                 Condensed Consolidated Balance Sheets (Note 5)


                                         December 31,    September 30,
                                              1999             1999
                                           ----------       ----------
                                          (Unaudited)
ASSETS

CURRENT

  Cash and cash equivalents                $1,822,272      $ 2,276,351
  Marketable securities                     1,578,362        1,917,243
  Accrued interest receivable                   7,580           24,880
  Prepaid expenses and other
    current assets                             51,269            -
                                           ----------       ----------
                                            3,459,483        4,218,474
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         89,068           89,068
  Less:  accumulated depreciation
    and amortization                          (61,510)         (58,621)
                                           ----------       ----------
                                               27,558           30,447
                                           ----------       ----------

OTHER
  Investment in and advances to
    discontinued subsidiary,
    subsequently spun-off to
    shareholders on July 1, 2000
    (Notes 2 and 5)                        15,440,254       15,643,825
  Deposits                                      9,244            9,244
                                           ----------       ----------
                                          $18,936,539      $19,901,990
                                           ==========       ==========







                                   (continued)

                          Casmyn Corp. and Subsidiaries
           Condensed Consolidated Balance Sheets (continued) (Note 5)

                                          December 31,    September 30,
                                              1999             1999
                                           ----------       ----------
                                          (Unaudited)
LIABILITIES

CURRENT

  Accounts payable                        $    29,139      $   112,212
  Accrued liabilities                          40,074           83,333
                                           ----------       ----------
                                               69,213          195,545
                                           ----------       ----------

LIABILITIES SUBJECT TO COMPROMISE (Note 1)
  Penalty on First Convertible
    Preferred Stock (Note 4)                5,715,978        4,917,207
  Redemption liquidation
    preference obligation to
    holders of First Convertible
    Preferred Stock (in default)
    (Note 4)                               21,466,557       21,466,557
  Other                                       120,148           -
                                           ----------       ----------
                                           27,302,683       26,383,764
                                           ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 3)


SHAREHOLDERS' DEFICIENCY (Notes 1, 4 and 5)
Preferred stock, $0.10 par value
  Authorized - 20,000,000 shares
  Issued and outstanding -
    523,784 shares at December 31,
    1999 and September 30, 1999
Common stock, $0.04 par value
  Authorized - 300,000,000 shares
  Issued and outstanding -
    243,578,142 shares at December
    31, 1999 and September 30, 1999         9,743,126        9,743,126
  Additional paid-in capital               53,561,922       53,511,948
  Accumulated deficit                     (68,289,756)     (66,782,715)
  Accumulated other comprehensive
    loss                                   (3,450,649)      (3,149,678)
                                           ----------       ----------
                                           (8,435,357)      (6,677,319)
                                           ----------       ----------
                                          $18,936,539      $19,901,990
                                           ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
           Condensed Consolidated Statement of Operations (Unaudited)


                                           Three Months Ended
                                            December 31, 1999
                                            -----------------
REVENUES                                          $     -
                                                    ---------

COSTS AND EXPENSES
  General and administrative                          199,666
  Legal fees                                          116,159
  Stock option costs                                   49,974
  Depreciation and amortization                         2,889
  Interest income                                     (71,827)
  Other expense                                           (21)
                                                    ---------
                                                      296,840
                                                    ---------
LOSS FROM CONTINUING OPERATIONS                      (296,840)
                                                    ---------

REORGANIZATION COSTS (Note 5)
  Legal fees                                         (165,029)
  Other                                                  (830)
                                                    ---------
LOSS FROM REORGANIZATION                             (165,859)
                                                    ---------
LOSS FROM DISCONTINUED OPERATIONS
  (Note 2)                                           (245,571)
                                                    ---------
NET LOSS FROM OPERATIONS BEFORE
  CHARGES RELATED TO FIRST
  CONVERTIBLE PREFERRED STOCK                        (708,270)

  Less:  Penalty on First Convertible
    Preferred Stock (Note 4)                         (798,771)
                                                    ---------
NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                                    $(1,507,041)
                                                    =========



                                   (continued)

                          Casmyn Corp. and Subsidiaries
     Condensed Consolidated Statement of Operations (Unaudited) (continued)


                                           Three Months Ended
                                            December 31, 1999
                                            -----------------

LOSS PER COMMON SHARE -
  BASIC AND DILUTED (Note 1)

  Loss from continuing operations                      $(0.61)

  Loss from discontinued operations                     (0.50)

  Loss from reorganization                              (0.34)

  Loss from charges related to First
    Convertible Preferred Stock                         (1.64)
                                                         ----
  Loss applicable to common shareholders               $(3.09)
                                                         ====


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND
  DILUTED (Note 1)                                    487,156
                                                      =======








     See accompanying notes to condensed consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
       Condensed Consolidated Statement of Comprehensive Loss (Unaudited)


                                           Three Months Ended
                                            December 31, 1999
                                            -----------------

NET LOSS                                          $  (708,270)

Other comprehensive income (loss):
  Unrealized loss on marketable
    securities                                       (300,971)
                                                    ---------
COMPREHENSIVE LOSS                                $(1,009,241)
                                                    =========



     See accompanying notes to condensed consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                           Three Months Ended
                                            December 31, 1999
                                            -----------------
OPERATING ACTIVITIES
  Net loss from operations before
    charges related to First
    Convertible Preferred Stock                    $ (708,270)
    Adjustments to reconcile
      net loss to net cash used
      in continuing operating
      activities:
        Loss from discontinued
          operations                                  245,571
        Depreciation and amortization                   2,889
        Amortization of discount on
          marketable securities                        (9,673)
        Stock option costs                             49,974
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Receivables                                17,300
            Prepaid expenses and
              other current assets                    (51,269)
          Increase (decrease) in:
            Accounts payable                          (46,259)
            Accrued liabilities                        40,074
                                                    ---------
  Net cash used in continuing
    operating activities                             (459,663)
                                                    ---------


INVESTING ACTIVITIES
  Advances to discontinued
    operations                                        (42,000)
  Proceeds from disposition
    of marketable securities                           47,583
                                                    ---------
  Net cash provided by
    investing activities                                5,583
                                                    ---------

CASH AND CASH EQUIVALENTS:
  Net decrease                                       (454,080)
  At beginning of period                            2,276,351
                                                    ---------
  At end of period                                 $1,822,271
                                                    =========



     See accompanying notes to condensed consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                      Three Months Ended December 31, 1999


1.  Organization and Basis of Presentation

Basis of Presentation - The accompanying condensed consolidated financial statements include the operations of Casmyn Corp., a Colorado corporation, and its wholly-owned and controlled subsidiaries ("Casmyn" or the "Company"). All intercompany accounts and transactions have been eliminated on consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 1999, the results of operations for the three months ended December 31, 1999, comprehensive loss for the three months ended December 31, 1999, and cash flows for the three months ended December 31, 1999. The consolidated balance sheet as of September 30, 1999 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended December 31, 1999 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2000.

Business - During the three months ended December 31, 1999, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities in Zimbabwe (a country located in southern Africa). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000 (see Note 4), the Zimbabwe subsidiary's operations were classified for accounting purposes as discontinued operations during the three months ended December 31, 1999.

The Company maintains its corporate offices in the United States. Financial information with respect to the operations of the Zimbabwe subsidiary is presented at Note 2.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

Loss Per Share - Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants and the conversion of outstanding shares of convertible preferred stock. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended December 31, 1999 because the Company incurred a loss during such period and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months ended December 31, 1999.

Due to the adoption of fresh-start reporting effective March 31, 2000, and the terms and structure of the recapitalization of the Company pursuant to its confirmed plan of reorganization, the Company has elected not to restate all common share amounts for the 1-for-500 reverse split of outstanding shares of common stock effective April 11, 2000. However, all per share amounts presented herein, including the loss per common share for the three months ended December 31, 1999, reflect the reverse stock split.

Liabilities Subject to Compromise - As a result of the Company filing bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code on December 7, 1999, the Company has classified certain types of liabilities as "subject to compromise", pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

2.  Discontinued Operations; Segment and Geographic Information

During the three months ended December 31, 1999, the Company, through its discontinued Zimbabwe subsidiary (which was spun-off to all of the Company's shareholders on July 1, 2000), operated in one business segment, gold mining. The Zimbabwe subsidiary's operations have been presented for accounting purposes as a discontinued operation in the financial statements. The Zimbabwe subsidiary's mining operations produce gold that is required to be sold to the Reserve Bank of Zimbabwe. During the three months ended December 31, 1999, the Zimbabwe subsidiary sold 2,678 ounces of gold. The gold mining operations in Zimbabwe as presented herein are a discrete business entity and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

During the three months ended December 31, 1999, the Company advanced $42,000 to or on behalf of the Zimbabwe subsidiary's discontinued operations. The Zimbabwe subsidiary did not transfer any funds to the Company during the three months ended December 31, 1999.

The Zimbabwe subsidiary recognizes revenue from the sale of gold production upon the sale and delivery of gold bullion to the Reserve Bank of Zimbabwe.

Financial information with respect to the Zimbabwe subsidiary's gold mining operations for the three months ended December 31, 1999 is presented below.


                            Casmyn Mining Corporation
                       Statement of Operations (Unaudited)
                      Three Months Ended December 31, 1999

         Revenues:
           Gold sales                           $   781,307
                                                 ----------

         Costs and Expenses:
           Mineral production                       703,076
           Depreciation, depletion
             and amortization                       306,002
           General and administrative                67,037
           Provision for reclamation
             and remediation                          8,034
                                                 ----------
                                                  1,084,149
                                                 ----------
           Loss from operations                    (302,842)

           Other income, net                         57,271
                                                 ----------
           Net loss                             $  (245,571)
                                                 ==========

                            Casmyn Mining Corporation
                                 Balance Sheets


                                      December 31,   September 30,
                                          1999            1999
                                        ----------      ----------
                                       (Unaudited)
ASSETS

Current Assets:
  Cash                                 $    76,967     $     7,857
  Trade receivable                         178,376         257,080
  Mining supplies                          555,757         521,414
  Prepaid expenses and other
    current assets                           9,157          34,214
                                        ----------      ----------
                                           820,257         820,565
                                        ----------      ----------

Property and Equipment                  18,298,366      18,140,799
  Less:  accumulated depreciation,
    depletion and amortization          (3,075,510)     (2,811,242)
                                        ----------      ----------
                                        15,222,856      15,329,557
                                        ----------      ----------
                                       $16,043,113     $16,150,122
                                        ==========      ==========


LIABILITIES AND SHAREHOLDER'S DEFICIENCY

Current Liabilities:
  Accounts payable                     $   359,897     $   250,081
  Accrued liabilities                       31,229          40,550
  Reserve for reclamation and
    remediation                            241,334         233,300
                                        ----------      ----------
                                           632,460         523,931
                                        ----------      ----------
Investments and advances by
  parent company                        26,776,886      26,734,886
                                        ----------      ----------
Shareholder's deficiency, net          (11,366,233)    (11,108,695)
                                        ----------      ----------
                                       $16,043,113     $16,150,122
                                        ==========      ==========


3.  Legal Proceedings

In conjunction with the Company's bankruptcy proceedings (see Note 5), the Company initiated litigation in courts in the United States, Canada and the Bahamas against various members of former management and other persons and entities. The Company also asserted claims against certain professional firms that had previously provided legal and accounting services to the Company under the auspices of former management.

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

4.  Preferred Stock

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

The Company had 523,784 shares of First Convertible Preferred Stock issued and outstanding on September 30, 1999 and December 31, 1999. Pursuant to the Preferred Stock Investment Agreements dated April 11, 1997 and September 2, 1997 (the "Investment Agreements"), a technical default occurred when the Company's common stock was delisted from the NASDAQ SmallCap Market on July 31, 1998. The Investment Agreements obligated the Company to pay the holders of the First Convertible Preferred Stock a cash penalty of 3% of the total purchase price of the Preferred Stock during any period in excess of 30 days that the Company's common stock was not listed and traded on NASDAQ or a national securities exchange. The Investment Agreements provided the holders of the First Convertible Preferred Stock with the right to have their shares redeemed by the Company at the adjusted liquidation preference plus accrued but unpaid dividends if the 3% penalty was not paid within 30 days of when due.

As a result of the default caused by the delisting of the Company's common stock from the NASDAQ SmallCap Market on July 31, 1998, which occurred under the auspices of former management, the Company recorded a penalty with respect to the First Convertible Preferred Stock of $798,771 for the three months ended December 31, 1999, which was not paid. The accrued liability with respect to the penalty on First Convertible Preferred Stock was $4,917,207 and $5,715,978 at September 30, 1999 and December 31, 1999, respectively.

Since the right to require the Company to redeem the shares of First Convertible Preferred Stock outstanding at September 30, 1999 and December 31, 1999 was outside the control of the Company, the carrying value of the outstanding shares of First Convertible Preferred Stock at such dates was recorded in the financial statements at their redemption liquidation preference of $21,466,557, and such shares were reclassified out of the shareholders' deficiency section of the balance sheet at such dates.

5.  Restructuring and Reorganization

During the fiscal year ended September 30, 1999, as a result of various actions and transactions authorized by former management over the past few years, the Company encountered severe financial difficulties. These financial difficulties included significant losses, dissipation of the Company's working capital and managerial resources, delisting of the Company's common stock from the NASDAQ SmallCap Market, and the Company's defaulting on certain obligations to the holders of the First Convertible Preferred Stock (see Note 4). As a result of these developments, the Board of Directors was reconfigured and new management was appointed to address and resolve these problems, as described below.

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

On April 28, 2000, in accordance with the Plan, Casmyn was merged with and into Aries Ventures Inc. ("Aries"), with Aries being the surviving corporation. Aries was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn for this purpose.

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

When new management was appointed on October 1, 1998, the Company had a shareholders' deficiency of approximately $(21,600,000). Between October 1998 and September 2002, as a result of new management's successful efforts to restructure and recapitalize the Company and to pursue various legal claims, the Company's shareholders' equity increased by over $26,000,000, to approximately $4,700,000 at September 30, 2002, which consists primarily of cash (see Note 3). In addition, shareholders of record on July 1, 2000 received an identical equity interest in the Company's former mineral assets, consisting primarily of the Zimbabwe gold mining properties, through the spin-off of the Company's former Nevada subsidiary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

During the three months ended December 31, 1999, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities Zimbabwe (a country located in southern Africa). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000, the operations of the Zimbabwe subsidiary were classified for accounting purposes as discontinued operations during the three months ended December 31, 1999.

Financial information with respect to the Zimbabwe subsidiary for the three months ended December 31, 1999 is presented subsequently as part of the discussion of discontinued operations. The gold mining operations in Zimbabwe as presented herein are a discrete business entity and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

Results of Operations - Three Months Ended December 31, 1999:

Continuing Operations:

General and Administrative. General and administrative expenses were $199,666 for the three months ended December 31, 1999. Significant components of general and administrative expenses include management and directors' compensation, accounting fees, insurance costs, travel and office expenses. These costs were incurred to manage the discontinued operations, maintain the corporate structure, pursue legal claims and restructure the Company.

Legal Fees. Legal fees were $116,159 for the three months ended December 31, 1999, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims.

Stock Option Costs. Stock option costs were $49,974 for the three months ended December 31, 1999, and consisted of costs with respect to the cashless exercise provision of an option to acquire First Convertible Preferred Stock granted to an officer in January 1999.

Depreciation and Amortization. Depreciation and amortization was $2,889 for the three months ended December 31, 1999.

Interest Income. Interest income was $71,827 for the three months ended December 31, 1999.

Other Expense. Other expense was $21 for the three months ended December 31, 1999.

Loss From Continuing Operations. The loss from continuing operations was $296,840 for the three months ended December 31, 1999.

Reorganization Costs. Reorganization costs related to the bankruptcy proceedings aggregated $165,859. These costs included direct incremental costs of $165,859, consisting of legal fees of $165,029 and other costs of $830.

Loss From Discontinued Operations. The loss from discontinued operations for the three months ended December 31, 1999, consisting of the results of operations of the Zimbabwe subsidiary, was $245,571. This loss does not include the allocation of any expenses incurred by the Company's United States corporate offices.

Net Loss From Operations Before Charges Related to First Convertible Preferred Stock. The net loss from operations before charges related to First Convertible Preferred Stock for the three months ended December 31, 1999 was $708,270.

Net Loss Applicable to Common Shareholders. During the three months ended December 31, 1999, the Company recorded a penalty on First Convertible Preferred Stock of $798,771 related to the delisting of the Company's common stock from NASDAQ on July 31, 1998. As a result, the net loss applicable to common shareholders was $1,507,041 for the three months ended December 31, 1999.

Discontinued Operations:

The gold mining operations in Zimbabwe are operated as a separate business entity by local management and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

Revenues. Revenues from gold sales for three months ended December 31, 1999 were $781,307. During the three months ended December 31, 1999, 2,678 ounces of gold were sold at an average price of $292 per ounce.

Mineral Production. Mineral production costs for the three months ended December 31, 1999 were $703,076 or 90.0% of revenues. The average direct production cash cost per ounce of gold was $263 for the three months ended December 31, 1999.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $306,002 for the three months ended December 31, 1999.

General and Administrative. General and administrative expenses were $67,037 for the three months ended December 31, 1999.

Provision for Reclamation and Remediation. During the three months ended December 31, 1999, the Zimbabwe subsidiary recorded a provision for reclamation and remediation of $8,034. The Zimbabwe subsidiary records additions to the provision for reclamation and remediation based on ounces of gold produced.

Loss from Operations. The loss from operations was $302,842 for the three months ended December 31, 1999.

Other Income. Other income was $57,271 for the three months ended December 31, 1999.

Net Loss. The net loss was $245,571 for the three months ended December 31, 1999.

Consolidated Financial Condition - December 31, 1999:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $1,822,272 at December 31, 1999, as compared to $2,276,351 at September 30, 1999, a decrease of $454,079. As of December 31, 1999, the Company's working capital deficit (including the liability for the penalty on First Convertible Preferred Stock) was $2,445,856, as compared to a working capital deficit of $894,278 at September 30, 1999, reflecting current ratios of 0.59:1 and 0.83:1, respectively.

Operating. The Company's operations utilized cash resources of $459,663 during the three months ended December 31, 1999, primarily for various general and administrative costs, legal fees and reorganization costs.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses during the remainder of the fiscal year ending September 30, 2000, excluding the payment of a cash penalty to the holders of the First Convertible Preferred Stock or the redemption of the First Convertible Preferred Stock at the redemption liquidation preference resulting from the technical default that occurred on July 31, 1998. These liabilities were resolved through confirmation of the Company's plan of reorganization.

Investing. During the three months ended December 31, 1999, the Company generated net cash from investing activities of $5,583, consisting of $47,583 received from the disposition of marketable securities, net of advances of $42,000 to or on behalf of the Zimbabwe subsidiary prior to its spin-off on July 1, 2000.

As of December 31, 1999, the Company did not have any significant outstanding commitments for capital expenditures.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (b)  Material delinquency with respect to First Convertible Preferred Stock

The Company had 523,784 shares of First Convertible Preferred Stock issued and outstanding on September 30, 1999 and December 31, 1999. Pursuant to the Preferred Stock Investment Agreements dated April 11, 1997 and September 2, 1997 (the "Investment Agreements"), a technical default occurred when the Company's common stock was delisted from the NASDAQ SmallCap Market on July 31, 1998. The Investment Agreements obligated the Company to pay the holders of the First Convertible Preferred Stock a cash penalty of 3% of the total purchase price of the Preferred Stock during any period in excess of 30 days that the Company's common stock was not listed and traded on NASDAQ or a national securities exchange. The Investment Agreements provided the holders of the First Convertible Preferred Stock with the right to have their shares redeemed by the

Company at the adjusted liquidation preference plus accrued but unpaid dividends if the 3% penalty was not paid within 30 days of when due.

As a result of the default caused by the delisting of the Company's common stock from the NASDAQ SmallCap Market on July 31, 1998, which occurred under the auspices of former management, the Company recorded a penalty with respect to the First Convertible Preferred Stock of $798,771 for the three months ended December 31, 1999, which was not paid. The accrued liability with respect to the penalty on First Convertible Preferred Stock was $4,917,207 and $5,715,978 at September 30, 1999 and December 31, 1999, respectively.

Since the right to require the Company to redeem the shares of First Convertible Preferred Stock outstanding at September 30, 1999 and December 31, 1999 was outside the control of the Company, the carrying value of the outstanding shares of First Convertible Preferred Stock at such dates was recorded in the financial statements at their redemption liquidation preference of $21,466,557, and such shares were reclassified out of the shareholders' deficiency section of the balance sheet at such dates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

            (b)  Reports on Form 8-K

                 Three Months Ended December 31, 1999:

                 December 7, 1999 - The Company reported that it filed bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   CASMYN CORP.
                                             ------------------------
                                                   (Registrant)



                                             /s/ MARK S. ZUCKER
Date:  December 23, 2002                By:  ________________________
                                             Mark S. Zucker
                                             Chairman of the Board of
                                             Directors



                                             /s/ ROBERT N. WEINGARTEN
Date:  December 23, 2002                By:  ________________________
                                             Robert N. Weingarten
                                             President and Chief
                                             Financial Officer

                                INDEX TO EXHIBITS




Exhibit
Number         Description of Document
------         -----------------------

99.1           Certification - Section 906 of the Sarbanes-Oxley Act of 2002