Form 10QSB
period 2000-03-31
ARIES VENTURES INC
filed 2003-01-14
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended March 31, 2000

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of March 31, 2000, the Company had 3,533,177 shares of common stock issued and outstanding.

     Documents incorporated by reference: None.

                          CASMYN CORP. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - March 31, 2000 (Unaudited) and September 30, 1999

                  Condensed Consolidated Statements of Operations
                  (Unaudited) - Three Months and Six Months Ended March
                  31, 2000

                  Condensed Consolidated Statements of Comprehensive Loss (Unaudited) - Three Months and Six Months Ended March 31, 2000

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited) - Six Months Ended March 31, 2000

                  Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended March 31, 2000

         Item 2.  Management's Discussion and Analysis or Plan of
                  Operation


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                          Casmyn Corp. and Subsidiaries
                 Condensed Consolidated Balance Sheets (Note 5)


                                            March 31,     September 30,
                                              2000             1999
                                           ----------       ----------
                                           (Unaudited)
ASSETS

CURRENT

  Cash and cash equivalents                $1,583,270      $ 2,276,351
  Marketable securities                     1,396,691        1,917,243
  Accrued interest receivable                  24,680           24,880
  Prepaid expenses and other
    current assets                             37,287            -
                                           ----------       ----------
                                            3,041,928        4,218,474
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         24,669           89,068
  Less:  accumulated depreciation
    and amortization                             -             (58,621)
                                           ----------       ----------
                                               24,669           30,447
                                           ----------       ----------

OTHER
  Investment in and advances to
    discontinued subsidiary,
    subsequently spun-off to
    shareholders on July 1, 2000
    (Notes 2 and 5)                         1,000,000       15,643,825
  Deposits                                      9,244            9,244
                                           ----------       ----------
                                          $ 4,075,841      $19,901,990
                                           ==========       ==========





                                   (continued)

                          Casmyn Corp. and Subsidiaries
           Condensed Consolidated Balance Sheets (continued) (Note 5)


                                            March 31,     September 30,
                                              2000             1999
                                           ----------       ----------
                                           (Unaudited)
LIABILITIES

CURRENT

  Accounts payable                        $   708,556      $   112,212
  Accrued liabilities                          66,354           83,333
  Accrued compensation (Note 5)               321,000             -
  Common stock repurchase
    obligation (Note 5)                        53,413
  Penalty on First Convertible
    Preferred Stock (Note 4)                     -           4,917,207
                                           ----------       ----------
                                            1,149,323        5,112,752
                                           ----------       ----------

REDEMPTION LIQUIDATION PREFERENCE
  OBLIGATION TO HOLDERS OF FIRST
  CONVERTIBLE PREFERRED STOCK (in
  default) (Note 4)                              -          21,466,557
                                           ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' DEFICIENCY (Notes 1, 4 and 5)
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - 0 shares
    and 523,784 shares at March 31,
    2000 and September 30, 1999,
    respectively                                 -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding -
    3,533,177 shares and
    243,578,142 shares at March
    31, 2000 and September 30,
    1999, respectively                         35,332        9,743,126
  Additional paid-in capital                2,891,186       53,511,948
  Accumulated deficit                            -         (66,782,715)
  Accumulated other comprehensive
    loss                                         -          (3,149,678)
                                           ----------       ----------
                                            2,926,518       (6,677,319)
                                           ----------       ----------
                                          $ 4,075,841      $19,901,990
                                           ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                           Three Months Ended
                                               March 31, 2000
                                               --------------
REVENUES                                          $     -
                                                   ----------

COSTS AND EXPENSES
  General and administrative                          202,509
  Legal fees                                          338,925
  Depreciation and amortization                         2,889
  Interest income                                     (65,568)
  Other expense                                           390
                                                   ----------
                                                      479,145
                                                   ----------
LOSS FROM CONTINUING OPERATIONS                      (479,145)
                                                   ----------

REORGANIZATION COSTS (Note 5)
  "Fresh-Start" accounting
    adjustments to the carrying
    value of assets and liabilities               (17,604,326)
  Legal fees                                         (313,806)
  Administrative costs                               (417,342)
                                                   ----------
LOSS FROM REORGANIZATION                          (18,335,474)
                                                   ----------
LOSS FROM DISCONTINUED OPERATIONS
  (Note 2)                                           (403,277)
                                                   ----------
NET LOSS                                         $(19,217,896)
                                                   ==========

LOSS PER COMMON SHARE -
  BASIC AND DILUTED (Note 1)

  Loss from continuing operations                     $ (0.98)

  Loss from discontinued operations                     (0.83)

  Loss from reorganization                             (37.64)
                                                        -----
  Loss applicable to common shareholders              $(39.45)
                                                        =====

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND
  DILUTED (Note 1)                                    487,156
                                                      =======


     See accompanying notes to condensed consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
       Condensed Consolidated Statements of Comprehensive Loss (Unaudited)



                                           Three Months Ended
                                               March 31, 2000
                                               --------------

NET LOSS                                         $(19,217,896)

Other comprehensive income (loss):
  Unrealized loss on marketable
    securities                                       (144,847)
                                                   ----------
COMPREHENSIVE LOSS                               $(19,362,743)
                                                   ==========







     See accompanying notes to condensed consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                             Six Months Ended
                                               March 31, 2000
                                               --------------

REVENUES                                         $      -
                                                   ----------

COSTS AND EXPENSES
  General and administrative                          402,175
  Legal fees                                          455,084
  Stock option costs                                   49,974
  Depreciation and amortization                         5,778
  Interest income                                    (137,395)
  Other expense                                           370
                                                   ----------
                                                      775,986
                                                   ----------
LOSS FROM CONTINUING OPERATIONS                      (775,986)
                                                   ----------

REORGANIZATION COSTS (Note 5)
  "Fresh-Start" accounting
    adjustments to the carrying
    value of assets and liabilities               (17,604,326)
  Legal fees                                         (478,835)
  Administrative costs                               (418,172)
                                                   ----------
LOSS FROM REORGANIZATION                          (18,501,333)
                                                   ----------
LOSS FROM DISCONTINUED OPERATIONS
  (Note 2)                                           (648,848)
                                                   ----------
NET LOSS FROM OPERATIONS BEFORE
  CHARGES RELATED TO FIRST
  CONVERTIBLE PREFERRED STOCK                     (19,926,167)

  Less:  Penalty on First Convertible
    Preferred Stock (Note 4)                         (798,771)
                                                   ----------
NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                                   $(20,724,938)
                                                   ==========




                                   (continued)

                          Casmyn Corp. and Subsidiaries
     Condensed Consolidated Statements of Operations (Unaudited) (continued)


                                             Six Months Ended
                                               March 31, 2000
                                               --------------

LOSS PER COMMON SHARE -
  BASIC AND DILUTED (Note 1)

  Loss from continuing operations                     $ (1.59)

  Loss from discontinued operations                     (1.33)

  Loss from reorganization                             (37.98)

  Loss from charges related to First
    Convertible Preferred Stock                         (1.64)
                                                        -----
  Loss applicable to common shareholders              $(42.54)
                                                        =====


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (Note 1)                         487,156
                                                      =======





     See accompanying notes to condensed consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
       Condensed Consolidated Statements of Comprehensive Loss (Unaudited)



                                             Six Months Ended
                                               March 31, 2000
                                               --------------

NET LOSS                                         $(19,926,167)

Other comprehensive income (loss):
  Unrealized loss on marketable
    securities                                       (445,818)
                                                   ----------
COMPREHENSIVE LOSS                               $(20,371,985)
                                                   ==========





     See accompanying notes to condensed consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                             Six Months Ended
                                               March 31, 2000
                                               --------------
OPERATING ACTIVITIES
  Net loss from operations before
    charges related to First
    Convertible Preferred Stock                  $(19,926,167)
    Adjustments to reconcile
      net loss to net cash used
      in continuing operating
      activities:
        Loss from discontinued
          operations                                  648,848
        "Fresh-Start" accounting
          adjustments to the
          carrying value of assets
          and liabilities                          17,604,326
        Depreciation and amortization                   5,778
        Amortization of discount on
          marketable securities                       (19,345)
        Stock option costs                             49,974
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Receivables                                   200
            Prepaid expenses and
              other current assets                    (36,665)
          Increase (decrease) in:
            Accounts payable                          633,159
            Accrued liabilities                       387,354
                                                   ----------
  Net cash used in continuing
    operating activities                             (652,538)
                                                   ----------

INVESTING ACTIVITIES
  Advances to discontinued
    operations                                       (134,000)
  Proceeds from disposition
    of marketable securities                           93,457
                                                   ----------
  Net cash used in investing
    activities                                        (40,543)
                                                   ----------

CASH AND CASH EQUIVALENTS:
  Net decrease                                       (693,081)
  At beginning of period                            2,276,351
                                                   ----------
  At end of period                               $  1,583,270
                                                   ==========

     See accompanying notes to condensed consolidated financial statements.

                          Casmyn Corp. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                Three Months and Six Months Ended March 31, 2000


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

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2000, the results of operations for the three months and six months ended March 31, 2000, comprehensive loss for the three months and six months ended March 31, 2000, and cash flows for the six months ended March 31, 2000. The consolidated balance sheet as of September 30, 1999 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended March 31, 2000 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2000.

Business - During the three months and six months ended March 31, 2000, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities in Zimbabwe (a country located in southern Africa). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000 (see Note
4), the Zimbabwe subsidiary's operations were classified for accounting purposes as discontinued operations during the three months and six months ended March 31, 2000.

The Company maintains its corporate offices in the United States. Financial information with respect to the operations of the Zimbabwe subsidiary is presented at Note 2.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

Loss Per Share - Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three months and six months ended March 31, 2000 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months and six months ended March 31, 2000.

Due to the adoption of fresh-start reporting effective March 31, 2000, and the terms and structure of the recapitalization of the Company pursuant to its confirmed plan of reorganization, the Company has elected not to restate all common share amounts for the 1-for-500 reverse split of outstanding shares of common stock effective April 11, 2000. However, all per share amounts presented herein, including the loss per common share for the three months and six months ended March 31, 2000, reflect the reverse stock split.

2.  Discontinued Operations; Segment and Geographic Information

During the three months and six months ended March 31, 2000, the Company, through its discontinued Zimbabwe subsidiary (which was spun-off to all of the Company's shareholders on July 1, 2000), operated in one business segment, gold mining. The Zimbabwe subsidiary's operations have been presented for accounting purposes as a discontinued operation in the financial statements. The Zimbabwe subsidiary's mining operations produce gold that is required to be sold to the Reserve Bank of Zimbabwe. During the three months and six months ended March 31, 2000, the Zimbabwe subsidiary sold 2,860 ounces and 5,538 ounces of gold, respectively. The gold mining operations in Zimbabwe as presented herein are a discrete business entity and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

During the three months and six months ended March 31, 2000, the Company advanced $92,000 and $134,000, respectively, to or on behalf of the Zimbabwe subsidiary's discontinued operations. The Zimbabwe subsidiary did not transfer any funds to the Company during the three months and six months ended March 31, 2000.

The Zimbabwe subsidiary recognizes revenue from the sale of gold production upon the sale and delivery of gold bullion to the Reserve Bank of Zimbabwe.

Financial information with respect to the Zimbabwe subsidiary's gold mining operations for the three months and six months ended March 31, 2000 is presented below.


                            Casmyn Mining Corporation
                      Statements of Operations (Unaudited)


                                    Three Months Ended   Six Months Ended
                                        March 31, 2000     March 31, 2000
                                        --------------     --------------
         Revenues:
           Gold sales                     $    824,106       $  1,605,413
                                            ----------         ----------

         Costs and Expenses:
           Mineral production                  812,188          1,515,264
           Depreciation, depletion
             and amortization                  325,940            631,942
           General and administrative           72,428            139,465
           Provision for reclamation
             and remediation                     8,574             16,608
                                            ----------         ----------
                                             1,219,130          2,303,279
                                            ----------         ----------
           Loss from operations               (395,024)          (697,866)

           Other income (expense), net          (8,255)            49,016

           "Fresh-Start" accounting
             adjustments to the
             carrying value of assets
             and liabilities               (14,067,076)       (14,067,076)
                                            ----------         ----------
           Net loss                       $(14,470,355)      $(14,715,926)
                                            ==========         ==========

                            Casmyn Mining Corporation
                                 Balance Sheets


                                         March 31,   September 30,
                                           2000            1999
                                        ----------      ----------
                                        (Unaudited)
ASSETS

Current Assets:
  Cash                                 $    62,570     $     7,857
  Trade receivable                         234,899         257,080
  Mining supplies                          541,947         521,414
  Prepaid expenses and other
    current assets                           4,480          34,214
                                        ----------      ----------
                                           843,896         820,565
                                        ----------      ----------

Property and Equipment                     929,220      18,140,799
  Less:  accumulated depreciation,
    depletion and amortization                -         (2,811,242)
                                        ----------      ----------
                                           929,220      15,329,557
                                        ----------      ----------
                                       $ 1,773,116     $16,150,122
                                        ==========      ==========


LIABILITIES AND SHAREHOLDER'S DEFICIENCY

Current Liabilities:
  Accounts payable                     $   432,015     $   250,081
  Accrued liabilities                       37,921          40,550
  Reserve for reclamation and
    remediation                            249,908         233,300
                                        ----------      ----------
                                           719,844         523,931
                                        ----------      ----------
Investments and advances by
  parent company                        26,922,522      26,734,886
                                        ----------      ----------
Shareholder's deficiency, net          (25,869,250)    (11,108,695)
                                        ----------      ----------
                                       $ 1,773,116     $16,150,122
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

As a result of the default caused by the delisting of the Company's common stock from the NASDAQ SmallCap Market on July 31, 1998, which occurred under the auspices of former management, the Company recorded a penalty with respect to the First Convertible Preferred Stock of $798,771 for the three months ended December 31, 1999, which was not paid. The accrued liability with respect to the penalty on First Convertible Preferred Stock of $5,715,978 at December 31, 1999 was settled as part of the bankruptcy proceedings.

Since the right to require the Company to redeem the shares of First Convertible Preferred Stock outstanding at September 30, 1999 was outside the control of the Company, the carrying value of the outstanding shares of First Convertible Preferred Stock at such date was recorded in the financial statements at their redemption liquidation preference of $21,466,557, and such shares were reclassified out of the shareholders' deficiency section of the balance sheet at such date.

5.  Restructuring and Reorganization; Application of Fresh-Start
    Accounting; Spin-off of Resource

    a.   Restructuring and Reorganization

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

Significant adjustments to the Company's consolidated financial statements as a result of confirmation of the Plan on March 31, 2000, adoption of fresh-start reporting and distribution of all of the shares of Resource are as follows: (i) all of the 523,784 shares of First Convertible Preferred Stock outstanding were cancelled, and each cancelled share of First Convertible Preferred Stock became convertible into 5.27 shares of common stock under the Plan. Approximately $27,589,000 of liabilities, consisting of delisting charges of $6,122,000 and contractual redemption amounts of $21,467,000 related to the First Convertible Preferred Stock, were liquidated by the cancellation of the shares of First Convertible Preferred Stock and their conversion into common stock under the Plan; (ii) a 1-for-500 reverse split of the 243,578,142 shares of common stock outstanding was effected on April 11, 2000. Shareholders owning less than 50,000 shares of common stock were entitled to receive a cash payment of $1.00 per share after adjusting for the 1-for-500 reverse stock split. The Company disbursed $53,413 in this regard; (iii) accumulated deficit at March 31, 2000 of $87,507,653 was eliminated against additional paid-in capital; (iv) based in part on the advice of a mining consulting firm, the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, were reduced to a net fair value of approximately $1,000,000 at March 31, 2000, resulting in a charge to operations of approximately $17,600,000 at March 31, 2000, as a result of various factors related to the operations of the Company's subsidiary in Zimbabwe, including political instability, economic uncertainties, operational difficulties, a lack of comparable transactions, and various other risks. Subsequent to March 31, 2000, the political and economic environment in Zimbabwe has continued to deteriorate; (v) direct incremental costs of the bankruptcy reorganization aggregated approximately $931,000, consisting of legal fees of $482,000 and administrative costs of $449,000 (including management bonuses), which were charged to operations at March 31, 2000; (vi) effective July 1, 2000, the Company's Board of Directors authorized the distribution of all of the shares of common stock of Resource to the Company's shareholders of record on April 11, 2000. Accordingly, shareholders entitled to exchange their old securities for new securities pursuant to the Plan received one share of common stock and one common stock purchase warrant (designated as the "Series A" warrants) in Aries and Resource, respectively. Approximately 3,533,000 shares of common stock and 3,533,000 Series A warrants were issued and outstanding in Aries and in Resource upon implementation of the Plan; (vii) in conjunction with the distribution of the shares of Resource on July 1, 2000, the Company transferred all of its mining assets and operations, including related liabilities, with an adjusted net book value of approximately $1,000,000, and $250,000 cash to Resource. Aries retained cash and investments of approximately $2,150,000 at June 30, 2000, as well as certain litigation rights; and (viii) the implementation of the Plan resulted in the Company's shareholders' equity increasing by $11,361,875, from $(8,435,357) at December 31, 1999 to $2,926,518 at March 31, 2000, in spite of write-downs of $17,604,326 resulting from the adoption of "fresh-start reporting" as of March 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

During the three months and six months ended March 31, 2000, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities Zimbabwe (a country located in southern Africa). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000, the operations of the Zimbabwe subsidiary were classified for accounting purposes as discontinued operations during the three months and six months ended March 31, 2000.

Financial information with respect to the Zimbabwe subsidiary for the three months and six months ended March 31, 2000 is presented subsequently as part of the discussion of discontinued operations. The gold mining operations in Zimbabwe as presented herein are a discrete business entity and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

Results of Operations:

Three Months Ended March 31, 2000:

Continuing Operations:

General and Administrative. General and administrative expenses were $202,509 for the three months ended March 31, 2000. Significant components of general and administrative expenses include management and directors' compensation, accounting fees, insurance costs, travel and office expenses. These costs were incurred to manage the discontinued operations, maintain the corporate structure, pursue legal claims and restructure the Company.

Legal Fees. Legal fees were $338,925 for the three months ended March 31, 2000, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims.

Depreciation and Amortization. Depreciation and amortization was $2,889 for the three months ended March 31, 2000.

Interest Income. Interest income was $65,568 for the three months ended March 31, 2000.

Other Expense. Other expense was $390 for the three months ended March 31, 2000.

Loss From Continuing Operations. The loss from continuing operations was $479,145 for the three months ended March 31, 2000.

Reorganization Costs. Reorganization costs related to the bankruptcy proceedings aggregated $18,335,474 for the three months ended March 31, 2000. These costs included an adjustment to reduce the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, to net fair value of approximately $1,000,000 at March 31, 2000 based on "fresh-start accounting", which resulted in a charge to operations of $17,604,326. These costs also included direct incremental costs of $731,148, consisting of legal fees of $313,806 and administrative costs (including management bonuses) of $417,342.

Loss From Discontinued Operations. The loss from discontinued operations for the three months ended March 31, 2000, consisting of the results of operations of the Zimbabwe subsidiary, was $403,277. This loss does not include the allocation of any expenses incurred by the Company's United States corporate offices.

Net Loss. The net loss for the three months ended March 31, 2000 was $19,217,896.

Discontinued Operations:

The gold mining operations in Zimbabwe are operated as a separate business entity by local management and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

Revenues. Revenues from gold sales for three months ended March 31, 2000 were $824,106. During the three months ended March 31, 2000, 2,860 ounces of gold were sold at an average price of $288 per ounce.

Mineral Production. Mineral production costs for the three months ended March 31, 2000 were $812,188 or 98.6% of revenues. The average direct production cash cost per ounce of gold was $284 for the three months ended March 31, 2000.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $325,940 for the three months ended March 31, 2000.

General and Administrative. General and administrative expenses were $72,428 for the three months ended March 31, 2000.

Provision for Reclamation and Remediation. During the three months ended March 31, 2000, the Zimbabwe subsidiary recorded a provision for reclamation and remediation of $8,574. The Zimbabwe subsidiary records additions to the provision for reclamation and remediation based on ounces of gold produced.

Loss from Operations. The loss from operations was $395,024 for the three months ended March 31, 2000.

Other Expense. Other expense was $8,255 for the three months ended March 31, 2000.

"Fresh-Start" Accounting Adjustments to the Carrying Value of Assets and Liabilities. As a result of confirmation of the Plan on March 31, 2000, the Company adopted "fresh-start reporting" effective March 31, 2000, which resulted in a charge to operations of $17,604,326, of which $14,067,076 was allocable to the Zimbabwe subsidiary. The Company "pushed-down" the impact of fresh-start reporting to the Zimbabwe subsidiary.

Net Loss. The net loss was $14,470,355 for the three months ended March 31, 2000.

Six Months Ended March 31, 2000:

Continuing Operations:

General and Administrative. General and administrative expenses were $402,175 for the six months ended March 31, 2000. Significant components of general and administrative expenses include management and directors' compensation, accounting fees, insurance costs, travel and office expenses. These costs were incurred to manage the discontinued operations, maintain the corporate structure, pursue legal claims and restructure the Company.

Legal Fees. Legal fees were $45,084 for the six months ended March 31, 2000, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims.

Stock Option Costs. Stock option costs were $49,974 for the six months ended March 31, 2000, and consisted of costs with respect to the cashless exercise provision of an option to acquire First Convertible Preferred Stock granted to an officer in January 1999.

Depreciation and Amortization. Depreciation and amortization was $5,778 for the six months ended March 31, 2000.

Interest Income. Interest income was $137,395 for the six months ended March 31, 2000.

Other Expense. Other expense was $370 for the six months ended March 31, 2000.

Loss From Continuing Operations. The loss from continuing operations was $775,986 for the six months ended March 31, 2000.

Reorganization Costs. Reorganization costs related to the bankruptcy proceedings aggregated $18,501,333 for the six months ended March 31, 2000. These costs included an adjustment to reduce the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, to net fair value of approximately $1,000,000 at March 31, 2000 based on "fresh-start accounting", which resulted in a charge to operations of $17,604,326. These costs also included direct incremental costs of $897,007, consisting of legal fees of $478,835 and administrative costs (including management bonuses) of $418,172.

Loss From Discontinued Operations. The loss from discontinued operations for the six months ended March 31, 2000, consisting of the results of operations of the Zimbabwe subsidiary, was $648,848. This loss does not include the allocation of any expenses incurred by the Company's United States corporate offices.

Net Loss From Operations Before Charges Related to First Convertible Preferred Stock. The net loss from operations before charges related to First Convertible Preferred Stock for the six months ended March 31, 2000 was $19,926,167.

Net Loss Applicable to Common Shareholders. During the three months ended December 31, 1999, the Company recorded a penalty on First Convertible Preferred Stock of $798,771 related to the delisting of the Company's common stock from NASDAQ on July 31, 1998. As a result, the net loss applicable to common shareholders was $20,724,938 for the six months ended March 31, 2000.

Discontinued Operations:

The gold mining operations in Zimbabwe are operated as a separate business entity by local management and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

Revenues. Revenues from gold sales for six months ended March 31, 2000 were $1,605,413. During the six months ended March 31, 2000, 5,538 ounces of gold were sold at an average price of $290 per ounce.

Mineral Production. Mineral production costs for the six months ended March 31, 2000 were $1,515,264 or 94.4% of revenues. The average direct production cash cost per ounce of gold was $274 for the six months ended March 31, 2000.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $631,942 for the six months ended March 31, 2000.

General and Administrative. General and administrative expenses were $139,465 for the six months ended March 31, 2000.

Provision for Reclamation and Remediation. During the six months ended March 31, 2000, the Zimbabwe subsidiary recorded a provision for reclamation and remediation of $16,608. The Zimbabwe subsidiary records additions to the provision for reclamation and remediation based on ounces of gold produced.

Loss from Operations. The loss from operations was $697,866 for the six months ended March 31, 2000.

Other Income.  Other income was $49,016 for the six months ended March 31, 2000.

"Fresh-Start" Accounting Adjustments to the Carrying Value of Assets and Liabilities. As a result of confirmation of the Plan on March 31, 2000, the Company adopted "fresh-start reporting" effective March 31, 2000, which resulted in a charge to operations of $17,604,326, of which $14,067,076 was allocable to the Zimbabwe subsidiary. The Company "pushed-down" the impact of fresh-start reporting to the Zimbabwe subsidiary.

Net Loss.  The net loss was $14,470,355 for the six months ended March 31, 2000.

Consolidated Financial Condition - March 31, 2000:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $1,583,270 at March 31, 2000, as compared to $2,276,351 at September 30, 1999, a decrease of $693,081. As of March 31, 2000, the Company's working capital was $1,892,605, as compared to a working capital deficit (including the liability for the penalty on First Convertible Preferred Stock) of $894,278 at September 30, 1999, reflecting current ratios of 2.65:1 and 0.83:1, respectively.

Operating. The Company's operations utilized cash resources of $652,538 during the six months ended March 31, 2000, primarily for various general and administrative costs, legal fees and reorganization costs.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses during the remainder of the fiscal year ending September 30, 2000, including the costs related to the confirmation of the Company's plan of reorganization.

Investing. During the six months ended March 31, 2000, the Company utilized net cash in investing activities of $40,543, consisting of advances of $134,000 to or on behalf of the Zimbabwe subsidiary prior to its spin-off on July 1, 2000, net of $93,457 received from the disposition of marketable securities.

As of March 31, 2000, the Company did not have any significant outstanding commitments for capital expenditures.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Changes in the basic underlying documents which define the rights of security holders

In conjunction with the reorganization of the Company, the shares of First Convertible Preferred Stock were cancelled and converted into shares of common stock and common stock purchase warrants. In addition, the Company was reincorporated from Colorado to Nevada, the par value of the common stock was reduced from $0.04 to $0.01, the authorized shares of preferred stock were reduced from 20,000,000 shares to 10,000,000 shares, and the authorized shares of common stock were reduced from 300,000,000 shares to 50,000,000 shares.

The Articles of Amendment of Articles of Incorporation of Casmyn Corp., as filed with the State of Colorado, were filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 31, 2000, and are incorporated herein by reference. The Articles of Incorporation and Bylaws of Aries Ventures Inc., as filed with the State of Nevada, were filed as Exhibits 3.1 and 3.3, respectively, to the Company's Current Report on Form 8-K dated April 28, 2000, and are incorporated herein by reference. The Articles and Plan of Merger of Casmyn Corp. and Aries Ventures Inc., as filed separately with the States of Nevada and Colorado, were filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 28, 2000, and are incorporated herein by reference.

     (c)  Sales of equity securities not registered under the Securities Act

In conjunction with the reorganization of the Company, the Company issued shares of common stock and common stock purchase warrants. In addition, pursuant to an order of the United States Bankruptcy Court, the Company spun-off 100% of the shares of common stock of its wholly-owned subsidiary, Resource Ventures, Inc., to the Company's shareholders. As part of this spin-off, an equal number of common stock purchase warrants of Resource Ventures Inc. were also distributed. All of these securities were issued pursuant to Section 1145 of the United States Bankruptcy Code, which exempts the original issuance of securities under a plan of reorganization from the registration requirements of the Securities Act of 1933, as amended, and applicable state law.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b)  Reports on Form 8-K

          Three Months Ended March 31, 2000:

          January 28, 2000, February 24, 2000 and March 28, 2000 - The Company filed copies of the financial reports as filed with the Office of the United States Trustee.

          February 11, 2000 - The Company reported that it filed its Second Amended Chapter 11 Plan of Reorganization and related Disclosure Statement with the United States Bankruptcy Court, and that a confirmation hearing had been set for March 31, 2000.

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