Form 10QSB
period 2000-06-30
ARIES VENTURES INC
filed 2003-01-14
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended June 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

     For the transition period from ________ to _________

                         Commission file number: 0-14136

                               Aries Ventures Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                               84-0987840
    -------------------------------           ----------------------
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

                                  Casmyn Corp.
               ---------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

      As of June 30, 2000, the Company had 3,533,177 shares of common stock issued and outstanding.

      Documents incorporated by reference:  None.

          ARIES VENTURES INC. (FORMERLY CASMYN CORP.) AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets - June 30, 2000 (Unaudited) and September 30, 1999

               Condensed Consolidated Statements of Operations
               (Unaudited) - Three Months and Nine Months Ended June
               30, 2000

               Condensed Consolidated Statements of Comprehensive Loss (Unaudited) - Three Months and Nine Months Ended June 30, 2000

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) - Nine Months Ended June 30, 2000

               Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended June 30, 2000

      Item 2.  Management's Discussion and Analysis or Plan of
               Operation


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 2.  Changes in Securities and Use of Proceeds

      Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
                 Condensed Consolidated Balance Sheets (Note 5)


                                            June 30,      September 30,
                                              2000            1999
                                           ----------       ----------
                                           (Unaudited)
ASSETS

CURRENT

  Cash and cash equivalents                $  352,680      $ 2,276,351
  Marketable securities                     1,797,558        1,917,243
  Accrued interest receivable                   6,980           24,880
  Prepaid expenses and other
    current assets                            107,354             -
                                           ----------       ----------
                                            2,264,572        4,218,474
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         25,844           89,068
  Less:  accumulated depreciation
    and amortization                           (2,921)         (58,621)
                                           ----------       ----------
                                               22,923           30,447
                                           ----------       ----------

OTHER
  Investment in and advances to
    discontinued subsidiary,
    subsequently spun-off to
    shareholders on July 1, 2000
    (Notes 2 and 5)                           656,752       15,643,825
  Deposits                                      9,244            9,244
                                           ----------       ----------
                                          $ 2,953,491      $19,901,990
                                           ==========       ==========





                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
           Condensed Consolidated Balance Sheets (continued) (Note 5)


                                             June 30,     September 30,
                                               2000            1999
                                           ----------       ----------
                                           (Unaudited)
LIABILITIES

CURRENT

  Accounts payable                        $    64,728      $   112,212
  Accrued liabilities                          81,884           83,333
  Common stock repurchase
    obligation (Note 5)                        53,413
  Penalty on First Convertible
    Preferred Stock (Note 4)                     -           4,917,207
                                           ----------       ----------
                                              200,025        5,112,752
                                           ----------       ----------

REDEMPTION LIQUIDATION PREFERENCE
  OBLIGATION TO HOLDERS OF FIRST
  CONVERTIBLE PREFERRED STOCK (in
  default) (Note 4)                              -          21,466,557
                                           ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' DEFICIENCY (Notes 1, 4 and 5)
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - 0 shares
    and 523,784 shares at March 31,
    2000 and September 30, 1999,
    respectively                                 -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding -
    3,533,177 shares and
    243,578,142 shares at March
    31, 2000 and September 30,
    1999, respectively                         35,332        9,743,126
  Additional paid-in capital                2,891,186       53,511,948
  Accumulated deficit                        (596,661)     (66,782,715)
  Accumulated other comprehensive
    loss                                      423,609       (3,149,678)
                                           ----------       ----------
                                            2,753,466       (6,677,319)
                                           ----------       ----------
                                          $ 2,953,491      $19,901,990
                                           ==========       ==========


     See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)


                                           Three Months Ended
                                                June 30, 2000
                                                -------------
REVENUES                                          $     -
                                                   ----------

COSTS AND EXPENSES
  General and administrative                          198,623
  Legal fees                                           39,762
  Depreciation and amortization                         2,922
  Interest income                                     (57,501)
  Other expense                                           131
                                                   ----------
                                                      183,937
                                                   ----------
LOSS FROM CONTINUING OPERATIONS                      (183,937)
                                                   ----------

REORGANIZATION COSTS (Note 5)
  Administrative costs                                (21,476)
                                                   ----------
LOSS FROM REORGANIZATION                              (21,476)
                                                   ----------
LOSS FROM DISCONTINUED OPERATIONS
  (Note 2)                                           (391,248)
                                                   ----------
NET LOSS                                         $   (596,661)
                                                   ==========


LOSS PER COMMON SHARE -
  BASIC AND DILUTED (Note 1)

  Loss from continuing operations                      $(0.05)

  Loss from discontinued operations                     (0.11)

  Loss from reorganization                              (0.01)
                                                         ----
  Loss applicable to common shareholders               $(0.17)
                                                         ====


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND
  DILUTED (Note 1)                                  3,533,177
                                                    =========




     See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited)


                                           Three Months Ended
                                                June 30, 2000
                                                -------------

NET LOSS                                         $   (596,661)

Other comprehensive income (loss):
  Unrealized gain on marketable
    securities                                        423,609
                                                   ----------
COMPREHENSIVE LOSS                               $   (173,052)
                                                   ==========





     See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                            Nine Months Ended
                                                June 30, 2000
                                                -------------
REVENUES                                         $      -
                                                   ----------

COSTS AND EXPENSES
  General and administrative                          600,798
  Legal fees                                          494,846
  Stock option costs                                   49,974
  Depreciation and amortization                         8,700
  Interest income                                    (194,896)
  Other expense                                           501
                                                   ----------
                                                      959,923
                                                   ----------
LOSS FROM CONTINUING OPERATIONS                      (959,923)
                                                   ----------

REORGANIZATION COSTS (Note 5)
  "Fresh-Start" accounting
    adjustments to the carrying
    value of assets and liabilities               (17,604,326)
  Legal fees                                         (478,835)
  Administrative costs                               (439,648)
                                                   ----------
LOSS FROM REORGANIZATION                          (18,522,809)
                                                   ----------
LOSS FROM DISCONTINUED OPERATIONS
  (Note 2)                                         (1,040,096)
                                                   ----------
NET LOSS FROM OPERATIONS BEFORE
  CHARGES RELATED TO FIRST
  CONVERTIBLE PREFERRED STOCK                     (20,522,828)

  Less:  Penalty on First Convertible
    Preferred Stock (Note 4)                         (798,771)
                                                   ----------
NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                                   $(21,321,599)
                                                   ==========




                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (continued)


                                            Nine Months Ended
                                                June 30, 2000
                                                -------------

LOSS PER COMMON SHARE -
  BASIC AND DILUTED (Note 1)

  Loss from continuing operations                     $ (0.64)

  Loss from discontinued operations                     (0.69)

  Loss from reorganization                             (12.33)

  Loss from charges related to First
    Convertible Preferred Stock                         (0.53)
                                                        -----
  Loss applicable to common shareholders              $(14.19)
                                                        =====


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND
  DILUTED (Note 1)                                  1,502,496
                                                    =========




     See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited)



                                            Nine Months Ended
                                                June 30, 2000
                                                -------------

NET LOSS                                         $(20,522,828)

Other comprehensive income (loss):
  Unrealized loss on marketable
    securities                                        (22,209)
                                                   ----------
COMPREHENSIVE LOSS                               $(20,545,037)
                                                   ==========





     See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                            Nine Months Ended
                                                June 30, 2000
                                                -------------
OPERATING ACTIVITIES
  Net loss from operations before
    charges related to First
    Convertible Preferred Stock                  $(20,522,828)
    Adjustments to reconcile net
      loss to net cash used in
      continuing operating activities:
        Loss from discontinued
          operations                                1,040,096
        "Fresh-Start" accounting
          adjustments to the
          carrying value of assets
          and liabilities                          17,604,326
        Depreciation and amortization                   8,700
        Amortization of discount on
          marketable securities                       (29,018)
        Stock option costs                             49,974
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Receivables                                17,900
            Prepaid expenses and
              other current assets                   (107,354)
          Increase (decrease) in:
            Accounts payable                          (10,669)
            Accrued liabilities                        81,884
                                                   ----------
  Net cash used in continuing
    operating activities                           (1,866,989)
                                                   ----------

INVESTING ACTIVITIES
  Purchases of property and
    equipment                                          (1,175)
  Advances to discontinued
    operations                                       (182,000)
  Proceeds from disposition
    of marketable securities                          126,493
                                                   ----------
 Net cash used in investing
   activities                                         (56,682)
                                                   ----------

CASH AND CASH EQUIVALENTS:
  Net decrease                                     (1,923,671)
  At beginning of period                            2,276,351
                                                   ----------
  At end of period                               $    352,680
                                                   ==========

     See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                Three Months and Nine Months Ended June 30, 2000


1.  Organization and Basis of Presentation

Basis of Presentation - The accompanying condensed consolidated financial statements include the operations of Aries Ventures Inc. ("Aries"), a Nevada corporation, the successor to Casmyn Corp., a Colorado corporation ("Casmyn"), and its wholly-owned and controlled subsidiaries. Unless the context indicates otherwise, Aries and its subsidiaries are collectively referred to herein as the "Company". All intercompany accounts and transactions have been eliminated on consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2000, the results of operations for the three months and nine months ended June 30, 2000, comprehensive loss for the three months and nine months ended June 30, 2000, and cash flows for the nine months ended June 30, 2000. The consolidated balance sheet as of September 30, 1999 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended June 30, 2000 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2000.

Business - During the three months and nine months ended June 30, 2000, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities in Zimbabwe (a country located in southern Africa). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000 (see Note
4), the Zimbabwe subsidiary's operations were classified for accounting purposes as discontinued operations during the three months and nine months ended June 30, 2000.

The Company maintains its corporate offices in the United States. Financial information with respect to the operations of the Zimbabwe subsidiary is presented at Note 2.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

Loss Per Share - Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three months and nine months ended June 30, 2000 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months and nine months ended June 30, 2000.

Due to the adoption of fresh-start reporting effective March 31, 2000, and the terms and structure of the recapitalization of the Company pursuant to its confirmed plan of reorganization, the Company has elected not to restate all common share amounts for the 1-for-500 reverse split of outstanding shares of common stock effective April 11, 2000. However, all per share amounts presented herein, including the loss per common share for the three months and nine months ended June 30, 2000, reflect the reverse stock split.


2. Discontinued Operations; Segment and Geographic Information

During the three months and nine months ended June 30, 2000, the Company, through its discontinued Zimbabwe subsidiary (which was spun-off to all of the Company's shareholders on July 1, 2000), operated in one business segment, gold mining. The Zimbabwe subsidiary's operations have been presented for accounting purposes as a discontinued operation in the financial statements. The Zimbabwe subsidiary's mining operations produce gold that is required to be sold to the Reserve Bank of Zimbabwe. During the three months and nine months ended June 30, 2000, the Zimbabwe subsidiary sold 2,656 ounces and 8,195 ounces of gold, respectively. The gold mining operations in Zimbabwe as presented herein are a discrete business entity and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

During the three months and nine months ended June 30, 2000, the Company advanced $48,000 and $182,000, respectively, to or on behalf of the Zimbabwe subsidiary's discontinued operations. The Zimbabwe subsidiary did not transfer any funds to the Company during the three months and nine months ended June 30, 2000.

The Zimbabwe subsidiary recognizes revenue from the sale of gold production upon the sale and delivery of gold bullion to the Reserve Bank of Zimbabwe.

Financial information with respect to the Zimbabwe subsidiary's gold mining operations for the three months and nine months ended June 30, 2000 is presented below.


                            Casmyn Mining Corporation
                      Statements of Operations (Unaudited)


                                 Three Months Ended  Nine Months Ended
                                      June 30, 2000      June 30, 2000
                                      -------------      -------------
      Revenues:
        Gold sales                     $    744,421       $  2,349,834
                                         ----------         ----------

      Costs and Expenses:
        Mineral production                  780,970          2,296,234
        Depreciation, depletion
          and amortization                  302,002            933,944
        General and administrative           57,941            197,406
        Provision for reclamation
          and remediation                     7,977             24,585
                                         ----------         ----------
                                          1,148,890          3,452,169
                                         ----------         ----------
        Loss from operations               (404,469)        (1,102,335)

        Other income, net                    13,223             62,239

        "Fresh-Start" accounting
          adjustments to the
          carrying value of assets
          and liabilities                     -            (14,067,076)
                                         ----------         ----------
        Net loss                       $   (391,246)      $(15,107,172)
                                         ==========         ==========

                            Casmyn Mining Corporation
                                 Balance Sheets


                                          June 30,   September 30,
                                            2000           1999
                                        ----------      ----------
                                   (Unaudited)
ASSETS

Current Assets:
  Cash                                 $      -        $     7,857
  Trade receivable                         153,598         257,080
  Mining supplies                          510,463         521,414
  Prepaid expenses and other
    current assets                           3,088          34,214
                                        ----------      ----------
                                           667,149         820,565
                                        ----------      ----------

Property and Equipment                     992,919      18,140,799
  Less:  accumulated depreciation,
    depletion and amortization            (302,001)     (2,811,242)
                                        ----------      ----------
                                           690,918      15,329,557
                                        ----------      ----------
                                       $ 1,358,067     $16,150,122
                                        ==========      ==========


LIABILITIES AND SHAREHOLDER'S DEFICIENCY

Current Liabilities:
  Bank overdraft                       $    36,481     $      -
  Accounts payable                         369,880         250,081
  Accrued liabilities                       37,069          40,550
  Reserve for reclamation and
    remediation                            257,885         233,300
                                        ----------      ----------
                                           701,315         523,931
                                        ----------      ----------
Investments and advances by
  parent company                        26,940,197      26,734,886
                                        ----------      ----------
Shareholder's deficiency, net          (26,283,445)    (11,108,695)
                                        ----------      ----------
                                       $ 1,358,067     $16,150,122
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

As of July 1, 2000, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (which effort was successfully concluded in September 2002), and maintaining the corporate entity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

During the three months and nine months ended June 30, 2000, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities Zimbabwe (a country located in southern Africa). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000, the operations of the Zimbabwe subsidiary were classified for accounting purposes as discontinued operations during the three months and nine months ended June 30, 2000.

Financial information with respect to the Zimbabwe subsidiary for the three months and nine months ended June 30, 2000 is presented subsequently as part of the discussion of discontinued operations. The gold mining operations in Zimbabwe as presented herein are a discrete business entity and do not include the allocation of any expenses incurred by the Company's United States corporate offices.


Results of Operations:

Three Months Ended June 30, 2000:

Continuing Operations:

General and Administrative. General and administrative expenses were $198,623 for the three months ended June 30, 2000. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, shareholders' expenses and office expenses. These costs were incurred to manage the discontinued operations, maintain the corporate structure, pursue legal claims and restructure the Company.

Legal Fees. Legal fees were $39,762 for the three months ended June 30, 2000, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims.

Depreciation and Amortization. Depreciation and amortization was $2,922 for the three months ended June 30, 2000.

Interest Income. Interest income was $57,501 for the three months ended June 30, 2000.

Other Expense. Other expense was $131 for the three months ended June 30, 2000.

Loss From Continuing Operations. The loss from continuing operations was $183,937 for the three months ended June 30, 2000.

Reorganization Costs. Reorganization costs related to the bankruptcy proceedings aggregated $21,476 for the three months ended June 30, 2000.

Loss From Discontinued Operations. The loss from discontinued operations for the three months ended June 30, 2000, consisting of the results of operations of the Zimbabwe subsidiary, was $391,248. This loss does not include the allocation of any expenses incurred by the Company's United States corporate offices.

Net Loss. The net loss for the three months ended June 30, 2000 was $596,661.

Discontinued Operations:

The gold mining operations in Zimbabwe are operated as a separate business entity by local management and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

Revenues. Revenues from gold sales for three months ended June 30, 2000 were $744,421. During the three months ended June 30, 2000, 2,656 ounces of gold were sold at an average price of $280 per ounce.

Mineral Production. Mineral production costs for the three months ended June 30, 2000 were $780,970 or 104.9% of revenues. The average direct production cash cost per ounce of gold was $294 for the three months ended June 30, 2000.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $302,002 for the three months ended June 30, 2000.

General and Administrative. General and administrative expenses were $57,941 for the three months ended June 30, 2000.

Provision for Reclamation and Remediation. During the three months ended June 30, 2000, the Zimbabwe subsidiary recorded a provision for reclamation and remediation of $7,977. The Zimbabwe subsidiary records additions to the provision for reclamation and remediation based on ounces of gold produced.

Loss from Operations. The loss from operations was $404,469 for the three months ended June 30, 2000.

Other Income. Other income was $13,223 for the three months ended June 30, 2000.

Net Loss. The net loss was $391,246 for the three months ended June 30, 2000.


Nine Months Ended June 30, 2000:

Continuing Operations:

General and Administrative. General and administrative expenses were $600,798 for the nine months ended June 30, 2000. Significant components of general and administrative expenses include management and directors' compensation, accounting fees, insurance costs, shareholders' expenses, travel and office expenses. These costs were incurred to manage the discontinued operations, maintain the corporate structure, pursue legal claims and restructure the Company.

Legal Fees. Legal fees were $494,846 for the nine months ended June 30, 2000, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims.

Stock Option Costs. Stock option costs were $49,974 for the nine months ended June 30, 2000, and consisted of costs with respect to the cashless exercise provision of an option to acquire First Convertible Preferred Stock granted to an officer in January 1999.

Depreciation and Amortization. Depreciation and amortization was $8,700 for the nine months ended June 30, 2000.

Interest Income. Interest income was $194,896 for the nine months ended June 30, 2000.

Other Expense. Other expense was $501 for the nine months ended June 30, 2000.

Loss From Continuing Operations. The loss from continuing operations was $959,923 for the nine months ended June 30, 2000.

Reorganization Costs. Reorganization costs related to the bankruptcy proceedings aggregated $18,522,809. For the nine months ended June 30, 2000, these costs included an adjustment to reduce the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, to net fair value of approximately $1,000,000 at March 31, 2000 based on "fresh-start accounting", which resulted in a charge to operations of $17,604,326. These costs also included direct incremental costs of $918,483, consisting of legal fees of $478,835 and administrative costs (including management bonuses) of $439,648 for the nine months ended June 30, 2000.

Loss From Discontinued Operations. The loss from discontinued operations for the nine months ended June 30, 2000, consisting of the results of operations of the Zimbabwe subsidiary, was $1,040,096. This loss does include the allocation of any expenses incurred by the Company's United States corporate offices.

Net Loss From Operations Before Charges Related to First Convertible Preferred Stock. The net loss from operations before charges related to First Convertible Preferred Stock for the nine months ended June 30, 2000 was $20,522,828.

Net Loss Applicable to Common Shareholders. During the three months ended December 31, 1999, the Company recorded a penalty on First Convertible Preferred Stock of $798,771 related to the delisting of the Company's common stock from NASDAQ on July 31, 1998. As a result, the net loss applicable to common shareholders was $21,321,599 for the nine months ended June 30, 2000.

Discontinued Operations:

The gold mining operations in Zimbabwe are operated as a separate business entity by local management and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

Revenues. Revenues from gold sales for nine months ended June 30, 2000 were $2,349,834. During the nine months ended June 30, 2000, 8,195 ounces of gold were sold at an average price of $287 per ounce.

Mineral Production. Mineral production costs for the nine months ended June 30, 2000 were $2,296,234 or 97.7% of revenues. The average direct production cash cost per ounce of gold was $280 for the nine months ended June 30, 2000.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $933,944 for the nine months ended June 30, 2000.

General and Administrative. General and administrative expenses were $197,406 for the nine months ended June 30, 2000.

Provision for Reclamation and Remediation. During the nine months ended June 30, 2000, the Zimbabwe subsidiary recorded a provision for reclamation and remediation of $24,585. The Zimbabwe subsidiary records additions to the provision for reclamation and remediation based on ounces of gold produced.

Loss from Operations. The loss from operations was $1,102,335 for the nine months ended June 30, 2000.

Other Income. Other income was $62,239 for the nine months ended June 30, 2000.

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

Net Loss.  The net loss was $15,107,172 for the nine months ended June 30, 2000.

Consolidated Financial Condition - June 30, 2000:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $352,680 at June 30, 2000, as compared to $2,276,351 at September 30, 1999, a decrease of $1,923,671. As of June 30, 2000, the Company's working capital was $2,064,547, as compared to a working capital deficit (including the liability for the penalty on First Convertible Preferred Stock) of $894,278 at September 30, 1999, reflecting current ratios of 11.3:1 and 0.83:1, respectively.

Operating. The Company's operations utilized cash resources of $1,866,989 during the nine months ended June 30, 2000, primarily for various general and administrative costs, legal fees and reorganization costs.

As of July 1, 2000, the Company had no business operations. The Company's efforts were focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (which effort was successfully concluded in September 2002), and maintaining the corporate entity.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses during the remainder of the fiscal year ending September 30, 2000, including the costs related to the confirmation of the Company's plan of reorganization.

Investing. During the nine months ended June 30, 2000, the Company utilized net cash in investing activities of $56,682, consisting of advances of $182,000 to or on behalf of the Zimbabwe subsidiary prior to its spin-off on July 1, 2000, net of $126,493 received from the disposition of marketable securities and $1,175 expended for the purchase of property and equipment.

As of June 30, 2000, the Company did not have any significant outstanding commitments for capital expenditures.

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

     (b)  Reports on Form 8-K

          Three Months Ended June 30, 2000:

          April 25, 2000 - The Company filed copies of the financial reports as filed with the Office of the United States Trustee.

          April 13, 2000, May 23, 2000 and June 19, 2000 - The Company reported that the United States Bankruptcy Court confirmed the Company's Second Amended Chapter 11 Plan of Reorganization, and other plan-related developments.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               ARIES VENTURES, INC.
                                             ------------------------
                                                   (Registrant)



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