Form 10KSB
period 2000-09-30
ARIES VENTURES INC
filed 2003-01-14
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ____________

                         Commission File Number: 0-14136

                               ARIES VENTURES INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

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

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ] No [X]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues from continuing operations for the fiscal year ended September 30, 2000 were $0.

     The aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $170,000 as of September 30, 2000.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The issuer had 3,533,177 shares of common stock issued and outstanding as of September 30, 2000.

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                     PART I.


ITEM 1.   DESCRIPTION OF BUSINESS

History of the Company:

     Aries Ventures Inc. ("Aries") was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn Corp. ("Casmyn"). On April 28, 2000, Casmyn was merged with and into Aries, with Aries being the surviving corporation, in conjunction with the reorganization of Casmyn (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization"). Unless the context indicates otherwise, Aries and its subsidiaries are collectively referred to herein as the "Company".

     Casmyn was incorporated in Colorado on December 4, 1984 as Fintech, Inc. and changed its name to Summa Metals Corporation on November 29, 1991. In August 1994, the Company acquired Casmyn USA in a transaction pursuant to which Casmyn USA was deemed the predecessor entity. On September 14, 1994, the Company changed its name to Casmyn Corp.

Business Overview:

     As of September 30, 2000, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (see "ITEM 3. LEGAL PROCEEDINGS"), and maintaining the corporate entity. The Company is seeking a new business opportunity that will allow it to utilize its federal net operating loss carrryforwards and encourage shareholders to exercise the outstanding Class A common stock purchase warrants, although there can be no assurances that the Company will be successful in this regard. The Company had approximately $1,000,000 of cash and marketable securities at September 30, 2000. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

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

     During the fiscal years ended September 30, 1999 and 2000, the Company's only operating activities were conducted through its former Zimbabwe subsidiary, which is engaged in gold mining activities in Zimbabwe (a country located in southern Africa) (see "ITEM 2. DESCRIPTION OF PROPERTY - Zimbabwe"). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000, the operations of the Zimbabwe subsidiary were classified for accounting purposes as discontinued operations during the fiscal years ended September 30, 1999 and 2000. The Zimbabwe subsidiary was owned by the Company through June 30, 2000, and subsequently by a separate company, Resource Ventures, Inc., a Nevada corporation, which was spun-off to all of the Company's shareholders effective July 1, 2000 (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION"). The Zimbabwe subsidiary, Casmyn Mining Zimbabwe (Private) Ltd., is a wholly-owned subsidiary of Casmyn Mining Corporation, a Nevada corporation, which was a wholly-owned subsidiary of the Company.

     On December 7, 1999, the Company filed a Chapter 11 bankruptcy proceeding to effect an equity recapitalization, and successfully confirmed a plan of reorganization on March 31, 2000 (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION").

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

     As a result of the default caused by the delisting of the Company's common stock from the NASDAQ SmallCap Market on July 31, 1998, which occurred under the auspices of former management, the Company recorded a penalty with respect to the First Convertible Preferred Stock of $839,737, $5,626,118 and $798,771 for the fiscal years ended September 30, 1998, 1999 and 2000, respectively, which was not paid. The accrued liability with respect to the penalty on First Convertible Preferred Stock was $4,917,207 at September 30, 1999.

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


ITEM 2.   DESCRIPTION OF PROPERTY

     A description of the Company's discontinued mining operations is presented below (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Discontinued Operations").

Zimbabwe:

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

     On January 31, 1996, the Company acquired 100% of the shares of a group of five private mining companies (the "Zimbabwe Companies"). The total consideration for this acquisition was $4,864,216. The funds used to conclude this acquisition were obtained primarily from a combination of private placements of common stock and the proceeds from a convertible debenture. The purchase price was determined as a result of arm's-length negotiations between E.W.B Properties (Private) Limited and the Company. The shafts, mining equipment and mineral processing mills acquired in this transaction were used by the Zimbabwe Companies to mine and process gold.

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

     On January 31, 1996, the Company purchased the assets of the Queen's Group of Mines, which includes the Dawn mine, in Zimbabwe from Olympus Gold Mines Limited for approximately $455,000. The Queen's Group of Mines are located approximately eleven kilometers south of the Turk mine and mill and were operated under a mine plan which included the Turk mine and other mining properties in the area owned by the Company. During July 1999, the Queen's Group of Mines was permanently shut-down and abandoned.

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

Zambia:

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

Reserves:

     The information set forth below presents the Company's interest in estimated reserves of contained and recoverable ounces of gold in place at each of the mining properties as of May 31, 2000. These estimates were prepared by the Company's geologists at the mines and were independently verified by Steffen, Robertson and Kirsten, specialists in the field of reserve validation, in a report dated August 16, 2000. However, these estimates should not be considered as an indication of future results of operations, and are subject to adjustment based on additional information obtained in conjunction with continuing mining activities on the respective mining properties.

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

     Proven (Measured) and Probable (Indicated) ore reserves were 156,500 ounces and 786,900 ounces, respectively, at May 31, 2000, and 171,100 ounces and 787,800 ounces, respectively, at September 30, 1999. The total of all Proven (Measured) and Probable (Indicated) ore reserves was 943,400 ounces at May 31, 2000, and 958,900 ounces at September 30, 1999. At May 31, 2000, an additional 362,000 ounces of gold were identified in the "Inferred" category (i.e., additional mineralized material), most of which are located underground at the Turk mine.

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

     In conjunction with the restructuring of the Company's operations and the relocation of its corporate offices from Vancouver, British Columbia, Canada to Los Angeles, California, the Company has significantly reduced corporate operating costs by reducing its executive management and corporate staff from nine to four people, eliminating standard employee benefits and utilizing part-time personnel as necessary.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                    PART II.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a.   Market Information

     From February 24, 1997 through July 31, 1998, the Company's common stock was traded on the NASDAQ SmallCap Market under the symbol "CMYN". From August 1, 1998 through April 13, 2000, the Company's common stock was traded on the over-the-counter market under the symbol "CMYN". From July 14, 2000 through September 30, 2000, the Company's common stock was traded on the over-the-counter market under the symbol "ARVT".

     The following table sets forth the range of closing prices of the Company's common stock as quoted during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Furthermore, such quotations should not be deemed to reflect an "established public trading market". All of the share price information presented below has been adjusted to reflect the 1-for-500 reverse split of the Company's outstanding common stock effective April 11, 2000. The information set forth below was obtained from FinancialWeb.com.


                                                 High      Low
                                                 ----      ---
      Fiscal Year Ended September 30, 1999:

      Three months ended -

      December 31, 1998                        $ 15.50  $ 5.00
      March 31, 1999                             60.00    5.00
      June 30, 1999                              12.50    5.00
      September 30, 1999                          7.50    5.00

      Fiscal Year Ended September 30, 2000:

      Three months ended -

      December 31, 1999                           5.00    0.50
      March 31, 2000                             20.00    0.50
      June 30, 2000                               7.50    5.00
      September 30, 2000                          1.00    0.18


      b.  Holders

      As of September 30, 2000, the Company had 29 shareholders of record with respect to the Company's common stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 900 common shareholders, including shares held in street name, as of September 30, 2000.

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

     d.   Sales of Unregistered Securities

     During the fiscal year ended September 30, 2000, the Company issued securities in conjunction with the consummation of its confirmed Plan. Information with respect to the issuance of such securities is provided at "ITEM
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization". All such securities were issued without registration in reliance upon the exemption afforded by Section 1145 of the United States Bankruptcy Code.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview:

     As of September 30, 2000, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (see "ITEM 3. LEGAL PROCEEDINGS"), and maintaining the corporate entity. The Company is seeking a new business opportunity that will allow it to utilize its federal net operating loss carryforwards and encourage shareholders to exercise the outstanding Class A common stock purchase warrants, although there can be no assurances that the Company will be successful in this regard. The Company had approximately $1,000,000 of cash and marketable securities at September 30, 2000. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

     During the fiscal years ended September 30, 1999 and 2000, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities Zimbabwe (a country located in southern Africa) (see "ITEM 2. DESCRIPTION OF PROPERTY - Zimbabwe"). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000, the operations of the Zimbabwe subsidiary were classified for accounting purposes as discontinued operations during the fiscal years ended September 30, 1999 and 2000. The Zimbabwe subsidiary was owned by the Company through June 30, 2000, and subsequently by a separate company, Resource Ventures, Inc., a Nevada corporation, which was spun-off to all of the Company's shareholders effective July 1, 2000. Accordingly, the Company's results of operations for the fiscal year ended September 30, 2000 included the results of operations of the Zimbabwe subsidiary for the nine months ended June 30, 2000. The Zimbabwe subsidiary, Casmyn Mining Zimbabwe (Private) Ltd., is a wholly-owned subsidiary of Casmyn Mining Corporation, a Nevada corporation, which was a wholly-owned subsidiary of the Company.

     Financial information with respect to the Zimbabwe subsidiary for the fiscal year ended September 30, 1999 and the nine months ended June 30, 2000 is presented subsequently as part of the discussion of discontinued operations. The Company maintains its corporate offices in the United States.

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

     Significant adjustments to the Company's consolidated financial statements as a result of confirmation of the Plan on March 31, 2000, adoption of fresh-start reporting and distribution of all of the shares of Resource are as follows: (i) all of the 523,784 shares of First Convertible Preferred Stock outstanding were cancelled, and each cancelled share of First Convertible Preferred Stock became convertible into 5.27 shares of common stock under the Plan. Approximately $27,589,000 of liabilities, consisting of delisting charges of $6,122,000 and contractual redemption amounts of $21,467,000 related to the First Convertible Preferred Stock, were liquidated by the cancellation of the outstanding shares of First Convertible Preferred Stock and their conversion into common stock under the Plan; (ii) a 1-for-500 reverse split of the 243,578,142 shares of common stock outstanding was effected on April 11, 2000. Shareholders owning less than 50,000 shares of common stock were entitled to receive a cash payment of $1.00 per share after adjusting for the 1-for-500 reverse stock split. The Company disbursed $53,413 in this regard, of which $48,909 was paid subsequent to September 30, 2000; (iii) accumulated deficit at March 31, 2000 of $87,507,653 was eliminated against additional paid-in capital;
(iv) based in part on the advice of a mining consulting firm, the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, were reduced to a net fair value of approximately $1,000,000 at March 31, 2000, resulting in a charge to operations of approximately $17,600,000 at March 31, 2000, as a result of various factors related to the operations of the Company's subsidiary in Zimbabwe, including political instability, economic uncertainties, operational difficulties, a lack of comparable transactions, and various other risks. Subsequent to March 31, 2000, the political and economic environment in Zimbabwe has continued to deteriorate; (v) direct incremental costs of the bankruptcy reorganization aggregated approximately $931,000, consisting of legal fees of $482,000 and administrative costs (including management bonuses) of $449,000, which were charged to operations at March 31, 2000; (vi) effective July 1, 2000, the Company's Board of Directors authorized the distribution of all of the shares of common stock of Resource to the Company's shareholders of record on April 11, 2000. Accordingly, shareholders entitled to exchange their old securities for new securities pursuant to the Plan received one share of common stock and one common stock purchase warrant (designated as the "Series A" warrants) in Aries and Resource, respectively. Approximately 3,533,000 shares of common stock and 3,533,000 Series A warrants were issued and outstanding in Aries and in Resource upon implementation of the Plan; (vii) in conjunction with the distribution of the shares of Resource on July 1, 2000, the Company transferred all of its mining assets and operations, including related liabilities, with an adjusted net book value of approximately $1,000,000, and $250,000 cash to Resource. Aries retained cash and investments of approximately $2,150,000 at June 30, 2000, as well as certain litigation rights; and (viii) the implementation of the Plan resulted in the Company's shareholders' equity increasing by $11,361,875, from $(8,435,357) at December 31, 1999 to $2,926,518 at March 31, 2000, in spite of write-downs of $17,604,326 resulting from the adoption of "fresh-start reporting" as of March 31, 2000.

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

     As a result of the default caused by the delisting of the Company's common stock from the NASDAQ SmallCap Market on July 31, 1998, which occurred under the auspices of former management, the Company recorded a penalty with respect to the First Convertible Preferred Stock of $839,737, $5,626,118 and $798,771 for the fiscal years ended September 30, 1998, 1999 and 2000, respectively, which was not paid. The accrued liability with respect to the penalty on First Convertible Preferred Stock was $4,917,207 at September 30, 1999.

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

Discontinued Operations:

Current Status:

     The Zimbabwe subsidiary is conducting mining operations under a plan to produce gold from the tailings dumps and the surface materials, and to delay most of the higher cost underground production until gold prices increase to a level that can justify the requisite capital expenditures. The gold that is mined occurs in sulfides, oxides and in old mill tailings. Gold sales from the Zimbabwe subsidiary's mining operations exceeded direct mine operating expenditures during the fiscal year ended September 30, 1999 and the nine months ended June 30, 2000. The Zimbabwe subsidiary produced 8,195 ounces of gold during the nine months ended June 30, 2000, which were sold at an average price of $287 per ounce, as compared to producing 13,319 ounces of gold during the fiscal year ended September 30, 1999, which were sold at an average price of $279 per ounce. This decrease in gold production was a result of a continuing decrease in the gold grade of the tailings dumps which the Company has been mining, as well as the fact that certain mining operations were shut-down in mid-1999. Over the near-term, the Zimbabwe subsidiary intends to focus on the development of its existing properties and to minimize capital expenditures funded from operating cash flow. Although the Zimbabwe subsidiary does not currently expect to engage in any property acquisitions or exploration activities, it will consider acquisition or exploration opportunities on a case-by-case basis. The Zimbabwe subsidiary expects that continued development of its existing mining properties will result in periodic adjustments to its gold reserves and resources.

     Economically viable gold production from the Queen's Group of Mines (which included the Dawn mine) and from the Lonely mine terminated during July 1999 and May 2000, respectively. These mines represented approximately one-third of the Zimbabwe subsidiary's current gold production during the fiscal year ended September 30, 1999, but did not represent a significant portion of current proven and probable gold reserves (see "ITEM 2. DESCRIPTION OF PROPERTY - Reserves"). In order to maintain the economies of scale necessary to maintain a positive cash flow from gold production, it will be necessary to replace this production. Several options are being evaluated to replace such production, including employing certain production techniques and entering into contracts with owners of other tailings dumps, as well as developing plans to conduct underground mining at the Turk mine.

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

Operating, Economic and Political Conditions in Zimbabwe:

     The Company's gold mining assets and operations were located in Zimbabwe. The Zimbabwe subsidiary is required to sell its gold production to the Reserve Bank of Zimbabwe at the world spot gold price. Settlement of gold sales are in Zimbabwe dollars at the equivalent of the United States gold trading rate on the sale date. The London spot gold price at June 30, 2000 was $288.15 per ounce, as compared to $299.00 per ounce at September 30, 1999, and as compared to $293.85 per ounce at September 30, 1998. The Company conducted its mining operations in Zimbabwe through its indirect wholly-owned subsidiary, Casmyn Mining Zimbabwe (Private) Ltd. The Zimbabwe subsidiary was owned by the Company through June 30, 2000, and by a separate company, Resource Ventures, Inc., a Nevada corporation, commencing July 1, 2000. The laws of Zimbabwe require government approval to conduct exploration and mining activities. Casmyn Mining Zimbabwe (Private) Ltd. received the necessary approvals from the Zimbabwe Investment Center on May 23, 1995 and from the Reserve Bank of Zimbabwe in December 1995. The Zimbabwe subsidiary believes that its relationship with the government of Zimbabwe is satisfactory.

     Zimbabwe's current regulations concerning the ability of foreign companies to repatriate capital invested in Zimbabwe may limit the ability to repatriate funds from Zimbabwe. Although the Zimbabwe subsidiary has in the past been able to convert Zimbabwe dollars into United States dollars and repatriate such amounts to the United States, subject to the Zimbabwe operations generating a cash profit and the continuing availability of foreign exchange, there can be no assurances that the Zimbabwe subsidiary will be able to continue to do so in the future.

     Since the Company's assets and operations were concentrated in Zimbabwe, the Company was subject to foreign currency exchange risk. Zimbabwe has experienced significant economic instability and turmoil in recent years, which has had a negative impact on the Company's operations in Zimbabwe. The Zimbabwe dollar has been fixed in relation to the United States dollar by the Zimbabwe government. As a result, the Zimbabwe dollar's fixed exchange rate has not reflected the significant devaluation of the Zimbabwe dollar against the United States dollar during the past few years, which has had a material adverse effect on the Company's financial position, results of operations and cash flows.

     As of September 30, 1998 and 1999, and June 30, 2000, US$1.00 was equivalent to ZIM$33.00, ZIM$38.60 and ZIM$38.35, respectively. During the fiscal years ended September 30, 1999 and 2000, the average conversion rate of US$1.00 was ZIM$36.00 and ZIM$40.37, respectively.

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

     The Zimbabwe dollar is not freely convertible into the United States dollar. Without a free-floating currency exchange rate, foreign currency has become scarcer in Zimbabwe. Vendors and suppliers have begun to require payment in United States dollars and shortages of critical supplies have become more commonplace. It is expected that inflation in Zimbabwe will continue to have a material adverse impact on the operations of the Zimbabwe subsidiary.

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

     The possibility of nationalization, asset expropriations, increased or confiscating levels of taxation, and other unforeseen events may affect the Zimbabwe subsidiary's ability to conduct or maintain its business operations. In the event of nationalization, expropriation or other confiscation, the Zimbabwe subsidiary may not be fairly compensated for its loss and it could lose its entire investment in Zimbabwe.

Financial Information - Fiscal Years Ended September 30, 1999 and 2000:

     During the fiscal year ended September 30, 1999 and 2000, the Company, through its Zimbabwe subsidiary, operated in one business segment, gold mining, which included exploration, extraction, processing, refining and reclamation. The results of operations for the fiscal year ended September 30, 2000 included the results of operations of the Zimbabwe subsidiary for the nine months ended June 30, 2000. The Zimbabwe subsidiary's operations have been presented as a discontinued operation in the financial statements. The Zimbabwe subsidiary's mining operations produce gold that is required to be sold to the Reserve Bank of Zimbabwe. During the fiscal year ended September 30, 1999, the Zimbabwe subsidiary sold 13,319 ounces of gold, as compared to 8,195 ounces of gold during the nine months ended June 30, 2000. The gold mining operations in Zimbabwe as presented herein are a discrete business entity and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

     In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of the Zimbabwe subsidiary effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which has been reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource as of September 30, 2000 of $226,244 was received by the Company subsequent to September 30, 2000.

     During the fiscal years ended September 30, 1999 and 2000, the Company advanced $255,700 and $182,000, respectively, to or on behalf of the Zimbabwe subsidiary's discontinued operations.

     During the fiscal year ended September 30, 1999, the Zimbabwe subsidiary transferred $685,000 to the Company.

     Financial information with respect to the Zimbabwe subsidiary's operations for the fiscal year ended September 30, 1999 and the nine months ended June 30, 2000 is presented below.

                            Casmyn Mining Corporation
                            Statements of Operations


                                Nine Months     Fiscal Year
                                   Ended           Ended
                                  June 30,      September 30,
                                   2000            1999
                                ----------      ----------

      Revenues:
        Gold sales            $  2,349,834     $ 3,714,903
                                ----------      ----------

      Costs and Expenses:
        Mineral production       2,296,234       2,805,946
        Depreciation,
          depletion and
          amortization             933,944         975,527
          General and
          administrative           197,406         280,487
          Provision for
          reclamation
          and remediation           24,585         233,300
        Write-down of
          impaired mining
          assets                      -          2,227,206
                                ----------      ----------
                                 3,452,169       6,522,466
                                ----------      ----------

      Loss from operations      (1,102,335)     (2,807,563)
      Other income
        (expense), net              62,238         (96,045)
      "Fresh-Start"
        accounting
        adjustments to
        the carrying
        value of assets
        and liabilities        (14,067,076)           -
                                ----------      ----------
      Net loss                $(15,107,173)    $(2,903,608)
                                ==========      ==========

                             Casmyn Mining Corporation
                                   Balance Sheets


                                 June 30,      September 30,
                                   2000            1999
                                ----------      ----------

      ASSETS
      Current Assets:
        Cash                   $      -        $     7,857
        Trade receivable           153,598         257,080
        Mining supplies            510,463         521,414
        Prepaid expenses and
          other current assets       3,088          34,214
                                ----------      ----------
                                   667,149         820,565
                                ----------      ----------
      Property and Equipment       992,919      18,140,799
        Less accumulated
          depreciation,
          depletion and
          amortization            (302,001)     (2,811,242)
                                ----------      ----------
                                   690,918      15,329,557
                                ----------      ----------
                               $ 1,358,067     $16,150,122
                                ==========      ==========


      LIABILITIES AND SHAREHOLDER'S DEFICIENCY

     Current Liabilities:
        Bank overdraft         $    36,481     $      -
        Accounts payable           369,880         250,081
        Accrued liabilities         37,069          40,550
        Reserve for
         reclamation
         and remediation           257,885         233,300
                                ----------      ----------
                                   701,315         523,931
                                ----------      ----------

     Investments and
       advances by
       parent company           26,940,198      26,734,886
                                ----------      ----------
     Shareholder's
       deficiency, net         (26,283,446)    (11,108,695)
                                ----------      ----------
                               $ 1,358,067     $16,150,122
                                ==========      ==========


Consolidated Results of Operations - Fiscal Years Ended September 30, 1999 and 2000:

     The results of operations for the fiscal year ended September 30, 2000 included the results of operations of the Zimbabwe subsidiary for the nine months ended June 30, 2000.

     The gold mining operations in Zimbabwe are operated as a separate business entity by local management and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

     Revenues. Revenues from gold sales for the fiscal year ended September 30, 1999 were $3,714,903. Revenues from gold sales for the nine months ended June 30, 2000 were $2,349,834. During the fiscal year ended September 30, 1999, 13,319 ounces of gold were sold at an average price of $279 per ounce. During the nine months ended June 30, 2000, 8,195 ounces of gold were sold at an average price of $287 per ounce.

     Mineral Production. Mineral production costs for the fiscal year ended September 30, 1999 were $2,805,946 or 75.5% of revenues. Mineral production costs for the nine months ended June 30, 2000 were $2,296,234 or 97.7% of revenues. The average direct production cash cost per ounce of gold was $211 in 1999 and $280 in 2000.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense was $975,527 for the fiscal year ended September 30, 1999 and $933,944 for the nine months ended June 30, 2000.

     General and Administrative. General and administrative expenses were $280,487 for the fiscal year ended September 30, 1999 and $197,406 for the nine months ended June 30, 2000.

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

     Loss from Operations. The loss from operations was $2,807,563 for the fiscal year ended September 30, 1999 and $1,102,335 for the nine months ended June 30, 2000.

     Other Income (Expense). Other income (expense) was $(96,045) for the fiscal year ended September 30, 1999 and $62,238 for the nine months ended June 30, 2000.

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

     Net Loss. The net loss from the Zimbabwe subsidiary's mining operations was $2,903,608 for the fiscal year ended September 30, 1999 and $1,040,097 for the nine months ended June 30, 2000.

Continuing Operations:

Consolidated Results of Operations - Fiscal Years Ended September 30, 1999 and 2000:

     General and Administrative. General and administrative expenses were $810,217 and $817,438 for the fiscal years ended September 30, 1999 and 2000, respectively.

     Legal Fees. Legal fees were $397,593 and $602,520 for the fiscal years ended September 30, 1999 and 2000, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims. Legal fees increased substantially in 2000 as compared to 1999 as a result of the commencement of litigation against various parties in several jurisdictions during 2000 (see "ITEM 3. LEGAL PROCEEDINGS").

     Stock Option Costs. Stock option costs were $187,335 for the fiscal year ended September 30, 1999, and consisted of costs with respect to common stock options issued at less than fair market value by prior management during the fiscal year ended September 30, 1996 and the cashless exercise provision of an option to acquire First Convertible Preferred Stock granted to an officer in January 1999. Stock option costs were $49,975 for the fiscal year ended September 30, 2000, reflecting the cost of the cashless exercise provision of the option to acquire First Convertible Preferred Stock.

     Depreciation and Amortization. Depreciation and amortization was $20,183 and $11,687 for the fiscal years ended September 30, 1999 and 2000, respectively.

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

     Loss on Disposition and Write-Down of Marketable Securities. The Company recorded a loss of $193,544 for the fiscal year ended September 30, 2000 with respect to the disposition and write-down of marketable securities.

     Interest Income. Interest income was $240,809 and $242,431 for the fiscal years ended September 30, 1999 and 2000, respectively.

     Other (Income) Expense. Other (income) expense was $(98,735) and $791 for the fiscal years ended September 30, 1999 and 2000, respectively.

     Loss From Continuing Operations. The loss from continuing operations was $575,784 and $1,433,524 for the fiscal years ended September 30, 1999 and 2000, respectively.

     Reorganization Costs. Reorganization costs related to the bankruptcy proceedings aggregated $18,535,444. These costs included an adjustment to reduce the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, to net fair value of approximately $1,000,000 at March 31, 2000 based on "fresh-start accounting", which resulted in a charge to operations of $17,604,326. These costs also included direct incremental costs of $931,118, consisting of legal fees of $482,000 and administrative costs (including management bonuses) of $449,000.

     Loss From Discontinued Operations. The loss from discontinued operations for the fiscal years ended September 30, 1999 and 2000, consisting of the results of operations of the Zimbabwe subsidiary, was $2,903,608 and $1,040,097, respectively. These losses do not include the allocation of any expenses incurred by the Company's United States corporate offices.

     Net Loss From Operations Before Charges Related to First Convertible Preferred Stock. The net loss from operations before charges related to First

Convertible Preferred Stock for the fiscal years ended September 30, 1999 and 2000 was $3,479,392 and $21,009,065, respectively.

     Net Loss Applicable to Common Shareholders. During the fiscal year ended September 30, 1999, the Company recorded dividends on First Convertible Preferred Stock of $1,000,400, a penalty on First Convertible Preferred Stock of $5,626,118 related to the delisting of the Company's common stock from NASDAQ on July 31, 1998, and the amortization of discount on First Convertible Preferred Stock of $809,907, which was reflected as a return to the preferred shareholders and as an increase in the loss to the common shareholders. During the fiscal year ended September 30, 2000, the Company recorded a penalty on First Convertible Preferred Stock of $798,771 related to the delisting of the Company's common stock from NASDAQ on July 31, 1998. As a result, the net loss applicable to common shareholders was $10,915,817 and $21,807,836 for the fiscal years ended September 30, 1999 and 2000, respectively.

Consolidated Financial Condition - September 30, 2000:

Liquidity and Capital Resources:

     Overview. The Company's cash and cash equivalents were $488,783 at September 30, 2000, as compared to $2,276,351 at September 30, 1999, a decrease of $1,787,568. The most significant component of the decrease in cash in 2000 was the net cash used in operations of $2,050,972. As of September 30, 2000, the Company's working capital was $1,106,738, as compared to a working capital deficit of $894,278 at September 30, 1999, reflecting current ratios of 5.09:1 and 0.83:1, respectively.

     Operating. The Company's operations utilized cash resources of $2,050,972 during the fiscal year ended September 30, 2000, primarily for various general and administrative costs, legal fees and reorganization costs, as compared to utilizing cash resources of $1,031,478 during the fiscal year ended September 30, 1999 for various general and administrative costs and legal fees. The increase in cash resources utilized in operations in 2000 as compared to 1999 reflected costs incurred in 2000 with respect to the successful bankruptcy reorganization of the Company and the pursuit of litigation against various parties.

     As of September 30, 2000, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (see "ITEM 3. LEGAL PROCEEDINGS"), and maintaining the corporate entity. As of September 30, 2000, the Company had cash and marketable securities of $1,042,333 and net working capital of $1,106,738. Since the Company has no borrowings and its major ongoing costs consist of legal fees and officer compensation, the Company believes that it can reduce or defer such costs consistent with the Company's available working capital resources. In that regard, effective October 1, 2000, the Company's two officers voluntarily agreed to permanently reduce their base annual compensation as provided for in their respective employment agreements by 50%, resulting in a reduction in annual officers' compensation of $185,000 beginning with the fiscal year ending September 30, 2001. The Company believes that its working capital resources are adequate to fund anticipated costs and expenses during the fiscal year ending September 30, 2001.

     Investing. During the fiscal years ended September 30, 1999 and 2000, the Company generated net cash from investing activities of $629,721 and $273,404, respectively. During the fiscal year ended September 30, 1999, the Company received $685,000 from its Zimbabwe subsidiary. During the fiscal years ended September 30, 1999 and 2000, the Company received $615,845 and $932,823, respectively, from the disposition of marketable securities. During the fiscal year ended September 30, 1999, the Company utilized $380,755 to purchase marketable securities. During the fiscal years ended September 30, 1999 and 2000, the Company advanced $255,700 and $182,000, respectively, to or on behalf of its Zimbabwe subsidiary prior to its spin-off effective July 1, 2000. During the fiscal year ended September 30, 2000, the Company capitalized the spun-off entity, provided an advance and allocated certain common corporate services to the spun-off entity aggregating $476,244. The Company also purchased $1,175 and $34,669 of property and equipment during the fiscal years ended September 30, 1999 and 2000, respectively.

     As of September 30, 2000, the Company did not have any significant outstanding commitments for capital expenditures.

     Financing. During the fiscal year ended September 30, 1999, the Company expended $1,247,472 to repurchase 598,655 shares of First Convertible Preferred Stock. During the fiscal year ended September 30, 2000, the Company expended $10,000 to repurchase its common stock pursuant to the confirmed Plan.

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

                                    PART III.


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following tables and text set forth the names and ages of all directors and executive officers of the Company as of September 30, 2000. Pursuant to the confirmed Plan, the Board of Directors of the Company is comprised of three classes, with each class having a staggered three-year term. All of the directors serve until their terms expire and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


                                    DIRECTORS

                                                        Date Elected
Name                                       Age          as Director
----                                       ---          -----------

Class I (term expires April 11, 2001):
Mark S. Zucker (1)                         39          August 1, 1998

Class II (term expires April 11, 2002):
Divo Milan (1)(2)(3)                       44          August 21, 1998

Class III (term expires April 11, 2003):
Selwyn Kossuth (1)(2)(3)                   63          September 26, 1997


-------------------------

(1) Member of the executive committee.

(2) Member of the compensation committee.

(3) Member of the audit committee.

                               EXECUTIVE OFFICERS


                                                               Date First
                                                                Elected as
Name                          Age      Position                   Officer
----                          ---      --------                 ----------

Mark S. Zucker               39        President and            October 1,
                                       Chief Executive          1998
                                       Officer

Robert N. Weingarten         48        Chief Financial          November 20,
                                       Officer and              1998
                                       Secretary



Biographies of Directors and Executive Officers:

Selwyn Kossuth. Mr. Kossuth has had a career in international mining finance and the development of strategic marketing programs. During his career, Mr. Kossuth has served as president and chief executive officer of the Investment Funds Institute of Canada, as executive director and chief operating officer of the Ontario Securities Commission, vice president and director of corporate finance of Nesbitt Thomson, Inc., and president of the Canadian operations of the Hochschild Group. He holds a Bachelor's Degree in Commerce from Stellenbosch University, and a Master's Degree in Law from Oxford University. Mr. Kossuth is an English barrister. Mr. Kossuth serves on the board of governors and audit committee of Royal Bank of Canada Mutual Funds, as a director of Glen Ardith Frazer Corp. and as a consultant to the Investment Funds Institute of Canada. Mr. Kossuth also serves on the board of directors of Resource Ventures, Inc., a publicly-held company formerly owned by Aries Ventures Inc.

Divo Milan. Mr. Milan has been the Chief Executive Officer of Investigacion Estrategica, a merchant banker located in Mexico City, Mexico, since 1987. He has over 20 years experience in all aspects of corporate finance, investment banking, merchant banking and venture capital in Mexico and South America. Mr. Milan currently serves on the board of directors of Banca Quadrum and Banco Bital, both of which are publicly-held companies. Mr. Milan also serves on the board of directors of Resource Ventures, Inc., a publicly-held company formerly owned by Aries Ventures Inc.

Mark S. Zucker. Mr. Zucker was appointed President and Chief Executive Officer of the Company on October 1, 1998. Mr. Zucker became a member of the Board of Directors on August 1, 1998. From 1995 through 2000, Mr. Zucker was the founder and managing partner of Anvil Investors, Inc., a financial consulting and advisory firm. From 1991 through 1996, Mr. Zucker was a founding partner and served as Senior Vice President of Libra Investments,

Inc., an investment banking and institutional brokerage firm. Mr. Zucker received a Bachelor of Science Degree from the Wharton School and a Bachelor of Arts Degree from the University of Pennsylvania in 1983. Mr. Zucker serves as an officer and director of Resource Ventures, Inc., a publicly-held company formerly owned by Aries Ventures Inc.

Robert N. Weingarten. Mr. Weingarten was appointed Chief Financial Officer of the Company on November 20, 1998. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From January 1, 1997 through July 31, 1997, Mr. Weingarten was a principal in Chelsea Capital Corporation, a merchant banking firm. Since 1979, Mr. Weingarten has served as a consultant to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. Degree in Finance from the University of Southern California in 1975 and a B.A. Degree in Accounting from the University of Washington in 1974. Mr. Weingarten currently serves as a director of GolfGear International, Inc., a publicly-held company, and as an officer of Resource Ventures, Inc., a publicly-held company formerly owned by Aries Ventures Inc.

Family Relationships among Directors and Executive Officers:

     There were no family relationships among directors and executive officers during the fiscal year ended September 30, 2000.

Compliance with Section 16(a) of the Exchange Act:

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended September 30, 2000 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended September 30, 2000, and any written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock registered pursuant to
Section 12 at any time during the fiscal year ended September 30, 2000 failed to file on a timely basis reports required by Section 16(a) during the fiscal year ended September 30, 2000, except as follows: Forms 3 and 4 were not filed on a timely basis for Kyneton Investments, Ltd. and SIL Nominees, Ltd. (joint filing) and for Divo Milan, with respect to changes in the ownership of the Company's common stock as a result of confirmation of the Plan.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to the named executive officers during the last three fiscal years. No other executive officers received total annual compensation exceeding $100,000 during such fiscal years.

                           SUMMARY COMPENSATION TABLE


                    Fiscal
                     Year
Name and            Ended
Principal         September                      Other Annual
Position              30,    Salary     Bonus    Compensation
--------             ----    ------     -----    ------------

Amyn S. Dahya        2000   $           $           $
President and        1999                           100,000 (1)
Chief Executive      1998    224,700                 49,495 (2)
Officer

Mark S. Zucker       2000    250,000    250,000 (6)  49,974 (4)
President and        1999    250,000                134,312 (4)
Chief Executive      1998                            70,833 (3)
Officer

Robert N.            2000    120,000     60,000 (6)
Weingarten           1999    105,000 (5)
Chief Financial      1998
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

(6) Pursuant to their respective employment agreements, Mark S. Zucker and Robert N. Weingarten were paid reorganization bonuses during the fiscal year ended September 30, 2000, which were reviewed and approved by the Bankruptcy Court.

Compensation Agreements:

       The Company entered into three-year employment agreements dated September 1, 1999 with Mark S. Zucker, the Company's President and Chief Executive Officer, and with Robert N. Weingarten, the Company's Chief Financial Officer, with minimum annual compensation of $250,000 and $120,000, respectively, as well as certain reorganization bonuses. Mr. Zucker and Mr. Weingarten do not receive perquisites or other customary benefits such as medical, disability or life insurance, pension or profit-sharing, or any other ancillary benefits. The employment agreements provide that in the event of a change of majority ownership of the Company, Mr. Zucker and Mr. Weingarten each have the option to terminate their employment with the Company and receive a payment equal to three times their base annual salary. Effective October 1, 2000, Mr. Zucker and Mr. Weingarten voluntarily agreed to permanently reduce their base annual compensation by 50%, resulting in a reduction in annual officers' compensation of $185,000 beginning with the fiscal year ending September 30, 2001. Effective October 1, 2002, Mr. Zucker voluntarily agreed to permanently reduce his base annual salary by an additional 52%, resulting in a reduction in annual officers' compensation of $65,000 beginning with the fiscal year ending September 30, 2003.

      During the fiscal years ended September 30, 1998, 1999 and 2000, Selwyn Kossuth, a director of the Company, was paid an annual board consulting fee of CN$40,000 (approximately $26,000).

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

      During the fiscal year ended September 30, 2000, the Company paid reorganization bonuses of $2,500 and $5,000 to Selwyn Kossuth and Divo Milan, respectively, who are non-officer directors of the Company.

Board of Directors:

      During the fiscal years ended September 30, 1998 and 1999, directors did not receive any compensation for serving on the Board of Directors. Commencing July 1, 2000, non-officer directors receive $5,000 per year for serving on the Board of Directors. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending board meetings.

Stock Option Activity:

      During October 1995, Amyn S. Dahya was granted a stock option exercisable for five years to purchase 1,000,000 shares of common stock at an exercise price of $7.00 per share, which was equal to the market price per share at the date of grant. As of September 30, 1999, this stock option was fully vested, and had not been exercised. This stock option was cancelled effective April 11, 2000 as a result of the confirmation of the Plan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

      Effective January 18, 1999, the Board of Directors of the Company granted Mark S. Zucker, the Company's President and Chief Executive Officer, a stock option to purchase 75,807 shares of First Convertible Preferred Stock, adjustable for the quarterly dividend, at an exercise price of $2.00 per share, which in the judgement of the Board of Directors approximated fair market value at the grant date. The stock option was vested and exercisable through December 23, 1999, and was subject to annual renewal if not terminated by the Board of Directors. The stock option was exercised during April 2000 in conjunction with the confirmation of the Plan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization"). As a result of the cashless exercise provision of this stock option, the Company recorded a charge to operations of $134,312 and $49,975 for the fiscal years ended September 30, 1999 and 2000.

      There were no other stock options granted to or exercised by officers during the fiscal years ended September 30, 1999 and 2000.

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

      At September 30, 1999, there were options outstanding to purchase a total of 1,608,000 shares of common stock at exercise prices ranging from $0.04 to $7.00 per share, of which an aggregate of 1,306,875 options were exercisable under the Company's then-existing stock option plans, all of which were cancelled effective April 11, 2000 as a result of the confirmation of the Plan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

      Pursuant to the confirmed Plan, the Company was authorized to adopt an Employee Stock Option Plan, providing for the granting of stock options for up to 10% of the total outstanding shares of common stock of the Company (353,318 shares), and a Management Incentive Stock Option Plan, providing for the granting of stock options for up to 7% of the total outstanding shares of common stock of the Company (247,322 shares), as of April 11, 2000, the effective date of the confirmed Plan, which represent stock options to acquire an aggregate of 600,640 shares of common stock. As of September 30, 2000, no options had been granted under these stock option plans. On November 1, 2000, the Company granted stock options under these stock option plans to management and directors aggregating 353,318 shares of common stock, exercisable for a period of five years at $0.23 per share, which was fair market value on the date of grant. The stock options vest in equal annual increments on September 30, 2001, 2002 and 2003.

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

      As of September 30, 2000, 3,533,177 shares of common stock were issued and outstanding, which was the only class of voting securities authorized or outstanding.

      The following table sets forth, as of September 30, 2000: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer of the Company, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.


Name and Address       Amount and Nature of   Percent of Shares
of Beneficial Owner    Beneficial Ownership   of Common Stock (7)
-------------------    --------------------   -------------------
Kyneton Investments,
Ltd.
2 Jane Street, #501
Toronto, Canada M6S 4W3       593,710 (1)            15.5

Elliott Associates, L.P.
712 Fifth Avenue
36th Floor
New York, New York 10019    2,559,496 (2)            53.2
Mark S. Zucker (6)          1,780,490 (3)            40.3

Divo Milan (6)                236,002 (4)             6.5

Selwyn Kossuth (6)                -                     -

Robert N. Weingarten (6)          -                     -

All Directors and
Executive Officers as
a Group (4 persons)         2,016,492 (5)            44.4


----------------------

(1) Includes 296,855 shares of common stock issuable upon exercise of currently exercisable Class A common stock purchase warrants issued pursuant to the confirmed Plan.

(2) Includes securities owned by Elliott Associates, L.P. and its subsidiaries. Includes 1,279,748 shares of common stock issuable upon exercise of currently exercisable Class A common stock purchase warrants issued pursuant to the confirmed Plan.

(3) Includes 446,879 shares of common stock owned of record by Anvil Investment Partners, L.P., a Delaware limited partnership, of which Anvil

       Investors, Inc., a Delaware corporation, is the general partner. Mark S. Zucker, the President and Chief Executive Officer of the Company, is the controlling shareholder of Anvil Investors, Inc. Includes 890,245 shares of common stock issuable upon exercise of currently exercisable Class A common stock purchase warrants issued pursuant to the confirmed Plan.

(4) The securities with respect to Divo Milan are held by Karpnale Investment PTE Ltd., the beneficiaries of which are the sons of Divo Milan. Mr. Milan does not have investment or voting power with respect to such securities, and accordingly, disclaims any beneficial interest in such securities. Includes 118,001 shares of common stock issuable upon exercise of currently exercisable Class A common stock purchase warrants issued pursuant to the confirmed Plan.

(5) Includes 1,008,236 shares of common stock issuable upon exercise of currently exercisable Class A common stock purchase warrants issued pursuant to the confirmed Plan.

(6) The address of each such person is c/o the Company, 28720 Canwood Street, Suite 207, Agoura Hills, California 91301.

(7) The calculation with respect to percent of shares of common stock outstanding for each beneficial owner assumes that only the currently exercisable Class A common stock purchase warrants owned by each such beneficial owner are exercised.


Changes in Control:

     As of September 30, 2000, the Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the three months ended December 31, 1998, the Company advanced $38,899 to or on behalf of WaterPur, which was charged to operations during the fiscal year ended September 30, 1999 (see "ITEM 1. DESCRIPTION OF BUSINESS - WaterPur International Inc." and "ITEM 3. LEGAL PROCEEDINGS").

      In conjunction with the spin-off of Resource effective July 1, 2000 (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization"), the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of the Zimbabwe subsidiary effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which has been reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource as of September 30, 2000 of $226,244 was received by the Company subsequent to September 30, 2000.

                                    PART IV.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b) Reports on Form 8-K

     During the three months ended September 30, 2000, the Company filed the following Current Reports on Form 8-K -

     1. Effective August 18, 2000, the Company reported the retention of Hollander, Lumer & Co. LLP as the Company's new independent accountant to replace Deloitte & Touche LLP.

     2. On August 30, 2000, the Company amended the Current Report on Form 8-K dated August 18, 2000 reporting the change in independent accountants to include the response letter from Deloitte & Touche LLP dated August 29, 2000.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ARIES VENTURES INC.
                                   -------------------
                                      (Registrant)



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



Date:  December 23, 2002      By:  /s/ MARK S. ZUCKER
                                   -------------------------
                                   Mark S. Zucker
                                   Chairman of the Board of
                                   Directors



Date:  December 23, 2002      By:  /s/ SELWYN KOSSUTH
                                   -------------------------
                                   Selwyn Kossuth
                                   Director



Date:  December 23, 2002      By:  /s/ DIVO MILAN
                                   -------------------------
                                   Divo Milan
                                   Director


Date:  December 23, 2002      By:   /s/ ROBERT N. WEINGARTEN
                                   -------------------------
                                   Robert N. Weingarten
                                   President and Chief
                                   Financial Officer

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries

                   Index to Consolidated Financial Statements


Report of Independent Public Accountants

Consolidated Balance Sheets - September 30,
2000 and 1999

Consolidated Statements of Operations -
Fiscal Years Ended September 30, 2000 and
1999

Consolidated Statements of Comprehensive
Loss - Fiscal Years Ended September 30,
2000 and 1999

Consolidated Statements of Shareholders'
Equity (Deficiency) - Fiscal Years Ended
September 30, 2000 and 1999

Consolidated Statements of Cash Flows -
Fiscal Years Ended September 30, 2000 and
1999

Notes to Consolidated Financial Statements -
Fiscal Years Ended September 30, 2000 and
1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Aries Ventures Inc. (formerly Casmyn Corp.)

     We have audited the accompanying consolidated balance sheets of Aries Ventures Inc., a Nevada corporation (formerly Casmyn Corp., a Colorado corporation), and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aries Ventures Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

     Our report with respect to the accompanying consolidated financial statements as of and for the fiscal year ended September 30, 1999 originally included an explanatory paragraph with respect to the Company's ability to continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has resolved the uncertainties that existed at September 30, 1999 by successfully completing an equity recapitalization and restructuring during the fiscal year ended September 30, 2000. Accordingly, our report on the consolidated financial statements as of and for the fiscal year ended September 30, 1999 as included herein does not include an explanatory paragraph.




Hollander, Lumer & Co., LLP
Los Angeles, California
December 13, 2001, except for Notes 1d, 6 and 7c, as to which the date is September 10, 2002

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                      Consolidated Balance Sheets (Note 1)

                                      September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------
ASSETS

CURRENT
  Cash and cash equivalents    $   488,783     $ 2,276,351
  Marketable securities
   (Note 4)                        553,550       1,917,243
  Due from Resource
    Ventures, Inc. (Note 3)        226,244           -
  Accrued interest receivable       22,920          24,880
  Prepaid expenses and other
    current assets                  86,072           -
                                ----------      ----------
                                 1,377,569       4,218,474
                                ----------      ----------

PROPERTY AND EQUIPMENT (Note 5)     25,844          89,068
  Less accumulated
    depreciation and
    amortization                    (5,908)        (58,621)
                                ----------      ----------
                                    19,936          30,447
                                ----------      ----------

OTHER
  Investment in and advances
    to discontinued subsidiary,
    spun-off to shareholders
    on July 1, 2000 (Note 3)         -          15,643,825
  Deposits                           9,244           9,244
                                ----------      ----------
                                     9,244      15,653,069
                                ----------      ----------
                               $ 1,406,749     $19,901,990
                                ==========      ==========



                                   (continued)

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                 Consolidated Balance Sheets (continued)(Note 1)

                                      September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------
LIABILITIES

CURRENT
  Accounts payable             $   196,973     $   112,212
  Accrued liabilities               24,949          83,333
  Common stock repurchase
    obligation (Note 1)             48,909           -
  Penalty on First Convertible
    Preferred Stock (Notes 1
    and 10)                          -           4,917,207
                                ----------      ----------
                                   270,831       5,112,752
                                ----------      ----------

REDEMPTION LIQUIDATION
  PREFERENCE OBLIGATION TO
  HOLDERS OF FIRST
  CONVERTIBLE PREFERRED STOCK
  (in default at September
  30, 1999) (Notes 1 and 10)         -          21,466,557
                                ----------      ----------

COMMITMENTS AND CONTINGENCIES
  (Notes 1, 2 and 7)



                                   (continued)

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                 Consolidated Balance Sheets (continued)(Note 1)

                                      September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------
SHAREHOLDERS' EQUITY
  (DEFICIENCY) (Notes 1 and 10)
  Preferred stock,
    $0.01 par value
    Authorized -
    10,000,000 shares
    Issued and outstanding -
      0 shares and 523,784
      shares of First
      Convertible Preferred
      Stock at September 30,
      2000 and 1999,
      respectively             $     -         $     -
  Common stock,
    $0.01 par value
    Authorized -
    50,000,000 shares
    Issued and outstanding -
      3,533,177 shares and
      243,578,142 shares at
      September 30, 2000 and
      1999, respectively            35,332       9,743,126
    Additional paid-in
      capital                    2,013,684      53,511,948
    Accumulated deficit         (1,082,898)    (66,782,715)
    Accumulated other
      comprehensive income
      (loss)                       169,800      (3,149,678)
                                ----------      ----------
                                 1,135,918      (6,677,319)
                                ----------      ----------
                               $ 1,406,749     $19,901,990
                                ==========      ==========



          See accompanying notes to consolidated financial statements.

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                      Consolidated Statements of Operations

                                    Fiscal Years Ended
                                       September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------

REVENUES                      $      -        $      -
                                ----------      ----------

COSTS AND EXPENSES
  General and
    administrative                 817,438         810,217
  Legal fees                       602,520         397,593
  Stock option costs
    (Note 10)                       49,975         187,335
  Depreciation and
    amortization (Note 5)           11,687          20,183
  Reversal of income tax
    provision (Note 8)               -            (500,000)
  Loss on disposition
    and write-down of
    marketable securities
    (Note 4)                       193,544           -
  Interest income                 (242,431)       (240,809)
  Other (income) expense               791         (98,735)
                                ----------      ----------
                                 1,433,524         575,784
                                ----------      ----------
LOSS FROM CONTINUING
  OPERATIONS                    (1,433,524)       (575,784)
                                ----------      ----------

REORGANIZATION COSTS (Note 1)
  "Fresh-Start" accounting
    adjustments to the
    carrying value of
    assets and liabilities     (17,604,326)          -
  Legal fees                      (482,035)          -
  Administrative costs            (449,083)          -
                                ----------      ----------
LOSS FROM REORGANIZATION       (18,535,444)          -
                                ----------      ----------

                                   (continued)

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                Consolidated Statements of Operations (continued)

                                    Fiscal Years Ended
                                       September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------
LOSS FROM DISCONTINUED
  OPERATIONS (Note 3)           (1,040,097)     (2,903,608)
                                ----------      ----------
NET LOSS FROM OPERATIONS
  BEFORE CHARGES RELATED
  TO FIRST CONVERTIBLE
  PREFERRED STOCK              (21,009,065)     (3,479,392)

  Less:
    Dividends on First
      Convertible
      Preferred Stock
      (Note 10)                      -          (1,000,400)
    Amortization of
      discount on
      First Convertible
      Preferred Stock
      (Note 10)                      -            (809,907)
    Penalty on First
      Convertible
      Preferred Stock
      (Note 10)                   (798,771)     (5,626,118)
                                ----------      ----------
NET LOSS APPLICABLE TO
  COMMON SHAREHOLDERS         $(21,807,836)   $(10,915,817)
                                ==========      ==========



                                   (continued)

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                Consolidated Statements of Operations (continued)

                                    Fiscal Years Ended
                                       September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------

LOSS PER COMMON SHARE -
  BASIC AND DILUTED (Note 2f)

  Loss from continuing
    operations                     $ (0.71)        $ (1.25)

  Loss from discontinued
    operations                       (0.52)          (6.31)

  Loss from reorganization           (9.22)            -

  Loss from charges related
    to First Convertible
    Preferred Stock                  (0.40)         (16.17)
                                     -----           -----
  Loss applicable to common
    shareholders                   $(10.85)        $(23.73)
                                     =====           =====

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING - BASIC AND
  DILUTED (Note 2f)              2,010,167         460,073
                                 =========         =======





          See accompanying notes to consolidated financial statements.

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                  Consolidated Statements of Comprehensive Loss

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------

NET LOSS FROM OPERATIONS
  BEFORE CHARGES RELATED
  TO FIRST CONVERTIBLE
  PREFERRED STOCK             $(21,009,065)   $ (3,479,392)

Other comprehensive income
  (loss):
  Foreign currency
    translation adjustment                             315
  Unrealized gain (loss) on
    marketable securities         (276,019)        562,797
                               -----------      ----------
COMPREHENSIVE LOSS            $(21,285,084)   $ (2,916,280)
                               ===========      ==========





          See accompanying notes to consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Consolidated Statements of Shareholders' Equity (Deficiency)
                 Fiscal Years Ended September 30, 1999 and 2000



                                                                   First Convertible
                                           Common Stock             Preferred Stock       Additional
                                     -------------------------    -------------------      Paid-in        Accumulated
                                       Shares        Par Value     Shares   Par Value      Capital          Deficit
                                     -----------    ----------    --------- ---------     -----------     ------------

Balance, October 1, 1998             217,751,710    $8,710,068    1,084,347   $           $29,272,294     $(55,866,898)

Dividends on First Convertible
  Preferred Stock:
    Issuance of dividends                                            40,016     4,002         996,398       (1,000,400)
    Effect on redemption premium                                                           (1,635,998)

Penalty on First Convertible
  Preferred Stock                                                                                           (5,626,118)

Repurchases of shares of First
  Convertible Preferred Stock:
    Shares repurchased                                             (598,655)  (59,866)     (1,187,606)
    Effect on redemption premium                                                           24,475,175
    Effect on penalty                                                                       1,537,702

Conversion of shares of First
  Convertible Preferred Stock
  into common stock:
    Shares converted                  25,826,432     1,033,058       (1,924)     (192)     (1,032,866)
    Effect on redemption premium                                                               78,661
    Effect on penalty                                                                          10,946

Amortization of discount on First
  Convertible Preferred Stock                                                                 809,907         (809,907)

Stock option costs                                                                            187,335

Reclassification of liquidation
  preference of First Convertible
  Preferred Stock                                                              56,056


                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Consolidated Statements of Shareholders' Equity (Deficiency)
                 Fiscal Years Ended September 30, 1999 and 2000



                                       Accumulated
                                          Other
                                      Comprehensive
                                      Income (Loss)        Total
                                      -------------    ------------

Balance, October 1, 1998               $(3,712,790)    $(21,597,326)

Dividends on First Convertible
  Preferred Stock:
    Issuance of dividends
    Effect on redemption premium                         (1,635,998)

Penalty on First Convertible
  Preferred Stock                                        (5,626,118)

Repurchases of shares of First
  Convertible Preferred Stock:
    Shares repurchased                                   (1,247,472)
    Effect on redemption premium                         24,475,175
    Effect on penalty                                     1,537,702

Conversion of shares of First
  Convertible Preferred Stock
  into common stock:
    Shares converted
    Effect on redemption premium                             78,661
    Effect on penalty                                        10,946

Amortization of discount on First
  Convertible Preferred Stock

Stock option costs                                          187,335

Reclassification of liquidation
  preference of First Convertible
  Preferred Stock                                            56,056


          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Consolidated Statements of Shareholders' Equity (Deficiency) (continued)
                 Fiscal Years Ended September 30, 1999 and 2000


                                                                   First Convertible
                                           Common Stock             Preferred Stock        Additional
                                     -------------------------    -------------------       Paid-in       Accumulated
                                       Shares        Par Value      Shares  Par Value       Capital         Deficit
                                     -----------    ----------    --------- ---------     -----------     ------------
Comprehensive loss:
  Net loss for the period                                                                                   (3,479,392)
  Other comprehensive income:
    Foreign currency translation
      adjustment
    Unrealized gain on investments
                                     -----------    ----------    ---------   -------     -----------     ------------
Balance, September 30, 1999          243,578,142     9,743,126      523,784                53,511,948      (66,782,715)

Penalty on First Convertible
  Preferred Stock                                                                                             (798,771)

Stock option costs                                                                             49,974

Exercise of option on First
  Convertible Preferred Stock                                        84,130     8,413          (8,413)

1-for-500 reverse split of
  common stock and change in
  par value from $0.04 to $0.01     (243,090,986)   (9,738,254)                             9,738,254

Cancellation or conversion of
  shares of First Convertible
  Preferred Stock into common
  Stock                                3,203,707        32,037     (607,914)   (8,413)     27,158,912

Common stock repurchase
  obligation                             (53,413)         (534)                               (52,879)

"Fresh-Start" accounting
  adjustments                                                                             (87,507,653)      87,507,653


                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Consolidated Statements of Shareholders' Equity (Deficiency) (continued)
                 Fiscal Years Ended September 30, 1999 and 2000


                                    Accumulated
                                       Other
                                    Comprehensive
                                    Income (Loss)        Total
                                    -------------    ------------
Comprehensive loss:
  Net loss for the period                              (3,479,392)
  Other comprehensive income:
    Foreign currency translation
      adjustment                             315              315
    Unrealized gain on investments       562,797          562,797
                                    -------------    ------------
Balance, September 30, 1999           (3,149,678)      (6,677,319)

Penalty on First Convertible
  Preferred Stock                                        (798,771)

Stock option costs                                         49,974

Exercise of option on First
  Convertible Preferred Stock

1-for-500 reverse split of
  common stock and change in
  par value from $0.04 to $0.01

Cancellation or conversion of
  shares of First Convertible
  Preferred Stock into common
  Stock                                                27,182,536

Common stock repurchase
  obligation                                              (53,413)

"Fresh-Start" accounting
  adjustments                          3,595,497        3,595,497



                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Consolidated Statements of Shareholders' Equity (Deficiency) (continued)
                 Fiscal Years Ended September 30, 1999 and 2000


                                                                   First Convertible
                                           Common Stock             Preferred Stock       Additional
                                     -------------------------    -------------------       Paid-in       Accumulated
                                       Shares        Par Value      Shares  Par Value       Capital         Deficit
                                     -----------    ----------    --------- ---------     -----------     ------------

Shares not presented to transfer
  agent for exchange                    (104,273)       (1,043)                                 1,043

Spin-off of Resource Ventures,
  Inc. to shareholders (877,502)

Comprehensive loss:
  Net loss for the period                                                                                  (21,009,065)
  Other comprehensive loss:
    Unrealized loss on investments
                                     -----------    ----------    ---------   -------     -----------     ------------
Balance, September 30, 2000            3,533,177    $   35,332        -          -        $ 2,013,684     $ (1,082,898)
                                     ===========    ==========    =========   =======     ===========     ============





                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Consolidated Statements of Shareholders' Equity (Deficiency) (continued)
                 Fiscal Years Ended September 30, 1999 and 2000


                                       Accumulated
                                         Other
                                      Comprehensive
                                      Income (Loss)        Total
                                      -------------    ------------

Shares not presented to transfer
  agent for exchange

Spin-off of Resource Ventures,
  Inc. to shareholders (877,502)

Comprehensive loss:
  Net loss for the period                               (21,009,065)
  Other comprehensive loss:
    Unrealized loss on investments        (276,019)        (276,019)
                                      -------------     ------------
Balance, September 30, 2000           $     169,800    $1,135,918
                                      =============     ============


             See accompanying notes to consolidated financial statements.

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------
OPERATING ACTIVITIES
Net loss from operations
  before charges related
  to First Convertible
  Preferred Stock             $(21,009,065)    $(3,479,392)
  Adjustments to reconcile
    net loss to net cash
    used in continuing
    operating activities:
      Loss from
        discontinued
        operations               1,040,097       2,903,608
      "Fresh-Start"
        accounting
        adjustments to
        the carrying
        value of assets
        and liabilities         17,604,326           -
      Depreciation and
        amortization                11,687          20,183
      Stock option costs            49,974         187,335
      Reversal of income
        tax provision                -            (500,000)
      Loss on disposition
        and write-down
        of marketable
        securities                 193,544           -
      Amortization of
        discount on
        marketable
        securities                 (38,692)          -





                                   (continued)

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------
OPERATING ACTIVITIES (continued)
      Changes in operating
        assets and liabilities:
        (Increase) decrease in:
          Accrued interest
            receivable        $      1,960     $    (4,768)
          Prepaid expenses
            and other
            current assets         (80,576)          7,383
          Other assets               -              13,018
        Increase (decrease) in:
          Accounts payable         121,574         (92,541)
          Accrued
            liabilities             54,199         (86,304)
                                ----------      ----------
  Net cash used in
    continuing operating
    activities                  (2,050,972)     (1,031,478)
                                ----------      ----------




                                   (continued)

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------

INVESTING ACTIVITIES
  Purchase of property
    and equipment             $     (1,175)    $   (34,669)
  Purchase of
    marketable
    securities                       -            (380,755)
  Advances to Resource
    Ventures, Inc.                (476,244)          -
  Advances to
    discontinued
    operations                    (182,000)       (255,700)
  Proceeds from
    discontinued
    operations                       -             685,000
  Proceeds from
    disposition
    of marketable
    securities                     932,823         615,845
                                ----------      ----------
  Net cash provided by
    investing activities           273,404         629,721
                                ----------      ----------




                                   (continued)

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------

FINANCING ACTIVITIES
  Advances to transfer
    agent to repurchase
    common stock              $    (10,000)    $     -
  Purchase and
    retirement of
    shares of First
    Convertible
    Preferred Stock                  -          (1,247,472)
                                ----------      ----------
  Net cash used in
    financing activities           (10,000)     (1,247,472)
                                ----------      ----------

CASH AND CASH EQUIVALENTS:
  Net decrease                  (1,787,568)     (1,649,229)
  At beginning of year           2,276,351       3,925,580
                                ----------      ----------
  At end of year              $    488,783     $ 2,276,351
                                ==========      ==========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

Cash paid for interest        $      -         $     -
                              ============      ==========

Cash paid for taxes           $     17,371     $     -
                              ============      ==========




                                   (continued)

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------

SUPPLEMENTAL DISCLOSURE
  OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Issuance of shares of
    First Convertible
    Preferred Stock
    as payment of
    dividends                 $      -         $ 1,000,400
  Amortization of
    discount on First
    Convertible
    Preferred Stock                  -             809,907
  Conversion of shares
    of First Convertible
    Preferred Stock
    into shares of
    common stock                     -           1,032,866
  Penalty on First
    Convertible
    Preferred Stock                798,771       5,626,118
  Reduction in penalty
    on First Convertible
    Preferred Stock
    due to repurchases
    and conversions into
    common stock                     -           1,548,648
  Reduction in redemption
    premium on First
    Convertible Preferred
    Stock due to
    repurchases and
    conversions into
    common stock                     -          24,553,836



                                   (continued)

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------

SUPPLEMENTAL DISCLOSURE
  OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
  (continued):

  Increase in redemption
    premium on First
    Convertible Preferred
    Stock due to issuance
    of shares of First
    Convertible Preferred
    Stock as payment of
    dividends                 $      -         $ 1,635,998
  Investment reclassified
    to marketable securities         -               1,000
  Unrealized gain on
    marketable securities          276,019         562,797
  Foreign currency
    translation adjustment           -                 315
  Liabilities reclassified
    from current to
    "subject to compromise"
    as a result of
    bankruptcy proceeding        5,836,126           -
  Adjustments relating
    to implementation of
    confirmed Plan of
    Reorganization:
    Shares of First
      Convertible Preferred
      Stock converted into
      common stock              27,190,948           -




                                   (continued)

                   Aries Ventures Inc. (formerly Casmyn Corp.)
                                and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2000            1999
                                ----------      ----------

SUPPLEMENTAL DISCLOSURE
  OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
  (continued):

    Adjustments to common
      stock to reflect
      1-for-500 reverse
      stock split and
      change in par value     $  9,738,254     $     -
    Common stock repurchase
      obligation                    53,413           -
    Transfer of accumulated
      deficit to additional
      paid-in capital           87,507,653           -
    Common stock repurchased         4,504           -
    Spin-off of Resource
      Ventures, Inc. to
      shareholders                 877,502           -
    Shares not presented to
      transfer agent for
      exchange                       1,043




          See accompanying notes to consolidated financial statements.

               Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
                   Notes to Consolidated Financial Statements
                 Fiscal Years Ended September 30, 2000 and 1999


1.   Organization and Business

     a.   Organization

     Aries Ventures Inc., a Nevada corporation ("Aries"), is the successor to Casmyn Corp., a Colorado corporation ("Casmyn"). Unless the context indicates otherwise, Aries and its subsidiaries are collectively referred to herein as the "Company". At September 30, 2000, Aries had one subsidiary, Auromar Development Corporation, a British Columbia corporation.

     Aries was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn. On April 28, 2000, Casmyn was merged with and into Aries, with Aries being the surviving corporation, in conjunction with the reorganization of Casmyn as described below.

     b.   Business

     During the fiscal years ended September 30, 2000 and 1999, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities in Zimbabwe (a country located in southern Africa). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000, the Zimbabwe subsidiary's operations were classified for accounting purposes as discontinued operations during the fiscal years ended September 30, 2000 and 1999. The Zimbabwe subsidiary was owned by the Company through June 30, 2000, and subsequently by a separate company, Resource Ventures, Inc., a Nevada corporation, which was spun-off to all of the Company's shareholders effective July 1, 2000. The Zimbabwe subsidiary, Casmyn Mining Zimbabwe (Private) Ltd., is a wholly-owned subsidiary of Casmyn Mining Corporation, a Nevada corporation, which was a wholly-owned subsidiary of the Company. The Company's financial statements for the fiscal year ended September 30, 2000 include the discontinued operations of the Zimbabwe subsidiary for the nine months ended June 30, 2000. The Company maintains its corporate offices in the United States. Financial information with respect to the operations of the Zimbabwe subsidiary is presented at Note 3.

     c.   Company Outlook

     As of September 30, 2000, the Company had no business operations. The Company's efforts were focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (see Note 7), and maintaining the corporate entity. The Company's working capital resources at September 30, 2000 consisted of cash and cash equivalents and marketable securities. Since the Company has no borrowings and its major ongoing costs are legal fees and officer compensation, the Company believes that it can reduce or defer such costs consistent with the Company's available working capital resources. The Company believes that its working capital resources are adequate to fund anticipated costs and expenses during the fiscal year ending September 30, 2001.

     d.   Restructuring and Reorganization

     The restructuring and reorganization of the Company is described below. In conjunction with the restructuring and reorganization of the Company, the Company effected an equity recapitalization, including a 1-for-500 reverse split of its 243,578,142 shares of common stock outstanding on April 11, 2000, which has been reflected as indicated below in the consolidated financial statements for the fiscal years ended September 30, 2000 and 1999.

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

     e. Accounting Adjustments as a Result of Confirmation of Plan, Adoption of Fresh-Start Reporting and Spin-off of Resource

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

     Significant adjustments to the Company's consolidated financial statements as a result of confirming the Plan on March 31, 2000, adopting fresh-start reporting and distributing all of the shares of Resource are summarized as follows: (i) all of the 523,784 shares of First Convertible Preferred Stock outstanding were cancelled, and each cancelled share of First Convertible Preferred Stock became convertible into 5.27 shares of common stock under the Plan. Approximately $27,589,000 of liabilities, consisting of delisting charges of $6,122,000 and contractual redemption amounts of $21,467,000 related to the First Convertible Preferred Stock, were liquidated by the cancellation of the shares of First Convertible Preferred Stock and their conversion into common stock under the Plan; (ii) a 1-for-500 reverse split of the 243,578,132 shares of common stock outstanding was effected on April 11, 2000. Shareholders owning less than 50,000 shares of common stock were entitled to receive a cash payment of $1.00 per share after adjusting for the 1-for-500 reverse stock split. The Company disbursed $53,413 in this regard, of which $48,909 was paid subsequent to September 30, 2000; (iii) accumulated deficit at March 31, 2000 of $87,507,653 was eliminated against additional paid-in capital; (iv) based in part on the advice of a mining consulting firm, the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, were reduced to a net fair value of approximately $1,000,000 at March 31, 2000, resulting in a charge to operations of approximately $17,600,000 at March 31, 2000, as a result of various factors related to the operations of the Company's subsidiary in Zimbabwe, including political instability, economic uncertainties, operational difficulties, a lack of comparable transactions, and various other risks. Subsequent to March 31, 2000, the political and economic environment in Zimbabwe has continued to deteriorate; (v) direct incremental costs of the bankruptcy reorganization aggregated approximately $931,000, consisting of legal fees of $482,000 and administrative costs (including management bonuses) of $449,000, which were charged to operations at March 31, 2000; (vi) effective July 1, 2000, the Company's Board of Directors authorized the distribution of all of the shares of common stock of Resource to the Company's shareholders of record on April 11, 2000. Accordingly, shareholders entitled to exchange their old securities for new securities pursuant to the Plan received one share of common stock and one common stock purchase warrant (designated as the "Series A" warrants) in Aries and Resource, respectively. Approximately 3,533,000 shares of common stock and 3,533,000 Series A warrants were issued and outstanding in Aries and in Resource upon implementation of the Plan; (vii) in conjunction with the distribution of the shares of Resource effective July 1, 2000, the Company transferred all of its mining assets and operations, including related liabilities, with an adjusted net book value of approximately $1,000,000, and $250,000 cash to Resource. Aries retained cash and investments of approximately $2,150,000 at June 30, 2000, as well as certain litigation rights (see Note 8); and (viii) the implementation of the Plan resulted in the Company's shareholders' equity increasing by $11,361,875, from $(8,435,357) at December 31, 1999 to $2,926,518 at March 31, 2000, in spite of write-downs of $17,604,326 resulting from the adoption of "fresh-start reporting" as of March 31, 2000.

     Due to the adoption of fresh-start reporting during the fiscal year ended September 30, 2000, and the terms and structure of the recapitalization of the Company pursuant to the Plan, the Company has elected not to restate all common share amounts for the 1-for-500 reverse split of outstanding shares of common stock effective April 11, 2000. However, all per share amounts have been restated to reflect the reverse stock split.

     Comparative financial statements that straddle a confirmation date normally are not presented under fresh-start reporting, although the

     Company has elected to present only one set of financial statements for the fiscal year ended September 30, 2000. The Company believes that the presentation of two separate financial statements for the six months ended March 31, 2000 and the six months ended September 30, 2000 would not provide more meaningful information on the financial effect of the Company's bankruptcy reorganization. The Company believes that its continuing operations for the fiscal year ended September 30, 1999 are comparable to its continuing operations for the fiscal year ended September 30, 2000, since the mining operations of the Company's Zimbabwe subsidiary, which were the only revenue-generating operations that the Company had during such periods, were presented for accounting purposes as a discontinued operation for all periods presented, and were spun-off to the Company's shareholders on July 1, 2000. Reorganization costs have been shown separately in the statement of operations for the fiscal year ended September 30, 2000.

     The Company has arrived at this determination based on several factors. New management was appointed to replace former management on October 1, 1998, and directed the operations of the Company for the fiscal years ended September 30, 1999 and 2000. The gold mining operations conducted by the Zimbabwe subsidiary were not included in the Company's Chapter 11 bankruptcy proceedings, and continued to operate as a separate entity under the direction of local management during the reorganization period. Exclusive of the fresh-start adjustment to the carrying value of the Zimbabwe subsidiary's mining assets, there were no other significant adjustments to the Company's assets and liabilities that would make the statements of operations not comparable or the information contained therein not meaningful.

2.   Basis of Presentation

     a.   Principles of Consolidation

     The consolidated financial statements include the operations of the Company and its wholly-owned and controlled subsidiaries. As a result of the Zimbabwe subsidiary being spun-off to the Company's shareholders effective July 1, 2000, the operations of the Company's Zimbabwe subsidiary were accounted for as a discontinued operation during the fiscal years ended September 30, 2000 and 1999. All intercompany accounts and transactions have been eliminated on consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

     f.   Loss Per Common Share

     Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the fiscal years ended September 30, 2000 and 1999 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the fiscal years ended September 30, 2000 and 1999. Loss per common share calculations for the fiscal years ended September 30, 2000 and 1999 reflect the 1-for-500 reverse split of outstanding shares of common stock effective April 11, 2000.

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

     h.   Fair Value of Financial Instruments

     The Company believes that the carrying value of the its cash and cash equivalents, marketable securities, account receivable, accounts payable and accrued liabilities as of September 30, 2000 and 1999 approximates their respective fair values due to the demand or short-term nature of those instruments.

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

3.   Discontinued Operations; Segment and Geographic Information

     During the fiscal years ended September 30, 2000 and 1999, the Company, through its discontinued Zimbabwe subsidiary (which was spun-off to all of the Company's shareholders on July 1, 2000), operated in one business segment, gold mining. The Zimbabwe subsidiary's operations have been presented as a discontinued operation in the financial statements. The Zimbabwe subsidiary's mining operations produced gold that was required to be sold to the Reserve Bank of Zimbabwe. During the nine months ended June 30, 2000 and the fiscal year ended September 30, 1999, the Zimbabwe subsidiary sold 8,295 ounces and 13,319 ounces of gold, respectively. The gold mining operations in Zimbabwe as presented herein are a discrete business entity and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

     During the fiscal year ended September 30, 1999, the Zimbabwe subsidiary transferred $685,000 to the Company. During the fiscal years ended September 30, 2000 and 1999, the Company advanced $182,000 and $255,700, respectively, to or on behalf of the Zimbabwe subsidiary's discontinued operations.

     In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of the Zimbabwe subsidiary effective July 1, 2000, the Company allocatd certain common corporate services to Resource aggregating $76,244, which has been reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource as of September 30, 2000 of $226,244 was received by the Company subsequent to September 30, 2000.

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

     The spot 2:00 p.m. London per ounce price of gold on October 1, 1998, September 30, 1999 and June 30, 2000 was $297.60, $299.00 and $288.15,
     respectively.

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

     The Company's gold mining assets and operations were located in Zimbabwe. The Company conducted its mining operations in Zimbabwe through its indirect wholly-owned subsidiary, Casmyn Mining Zimbabwe (Private) Ltd. The laws of Zimbabwe require government approval to conduct exploration and mining activities. Casmyn Mining Zimbabwe (Private) Ltd. received the necessary approvals from the Zimbabwe Investment Center on May 23, 1995 and from the Reserve Bank of Zimbabwe in December 1995. The Zimbabwe subsidiary believes that its relationship with the government of Zimbabwe is satisfactory. The Zimbabwe subsidiary is required to sell its gold production to the Reserve Bank of Zimbabwe at the world spot gold price, and during the fiscal years ended September 30, 2000 and 1999, it received payment in Zimbabwe dollars.

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

     Since the Company's gold mining assets and operations were concentrated in Zimbabwe, the Company was subject to foreign currency exchange risk. Zimbabwe has experienced significant economic instability and turmoil in recent years, which has had a negative impact on the Zimbabwe subsidiary's operations. The Zimbabwe dollar has been fixed in relation to the United States dollar by the Zimbabwe government. As a result, the Zimbabwe dollar's fixed exchange rate has not reflected the significant devaluation of the Zimbabwe dollar against the United States dollar during the past few years, which has had a material adverse effect on the Company's financial position, results of operations and cash flows.

     As of October 1, 1998, September 30, 1999 and June 30, 2000, US$1.00 was equivalent to ZIM$33.00, ZIM$38.60 and ZIM$38.35, respectively. During the fiscal years ended September 30, 1999 and 2000, the average conversion rate for US$1.00 was approximately ZIM$36.00 and ZIM$40.37, respectively.

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

     Zimbabwe's inflation rate has greatly exceeded the change in Zimbabwe's currency exchange rate versus the United States dollar, particularly during the fiscal years ended September 30, 2000 and 1999, when the annual inflation rate was approximately 70% but the exchange rate remained relatively stable.

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

     c.   Foreign Currency Translation

     Prior to October 1, 1997, the functional currency of the Zimbabwe subsidiary's operations was the Zimbabwe dollar. Accordingly, balance sheet accounts were translated into United States dollars using the exchange rate in effect at the balance sheet date while revenue and expense accounts were translated using the weighted average exchange rate prevailing during each year. The gains or losses resulting from such translation were recorded in the accumulated foreign currency translation account, which is included as a component of accumulated other comprehensive loss in shareholders' deficiency. During the three months ended December 31, 1997, the Zimbabwe currency experienced devaluation in excess of 40%. As a result of the significant devaluations during that period and for the fiscal year ended September 30, 1998, and the resultant effect on the annual rate of inflation in Zimbabwe, management determined that the Zimbabwe currency was no longer appropriate as a functional currency. As a result, effective October 1, 1997, the United States dollar was adopted as the functional currency for the Zimbabwe subsidiary's operations. Non-monetary assets and liabilities are translated into United States dollars at historical rates, which for the pre-existing balances was the rate in effect at October 1, 1997 of approximately US$1.00 = ZIM$13.00. Amortization and other charges related to non-monetary items are translated into United States dollars using the same exchange rate. Revenue and expense accounts continue to be translated using the weighted average exchange rate prevailing during the reporting period. The average exchange rate for US$1.00 for the fiscal years ended September 30, 1999 and 2000 was approximately ZIM$36.00 and ZIM$40.37, respectively. As a result of the change in functional currency from the Zimbabwe dollar to the United States dollar effective October 1, 1997, translation adjustments arising from the Zimbabwe operations since that date are reflected in the statement of operations.

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

     During the nine months ended June 30, 2000 and the fiscal year ended September 30, 1999, the Zimbabwe subsidiary recognized a provision for reclamation and remediation of $24,585 and $233,300, respectively. Management of the Zimbabwe subsidiary believes that it is in full compliance with all current environmental and regulatory requirements in Zimbabwe.

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

     As a result of the Zimbabwe subsidiary being spun-off to the Company's shareholders effective July 1, 2000, the Company's financial statements for the fiscal year ended September 30, 2000 included the discontinued operations of the Zimbabwe subsidiary only for the nine months ended June 30, 2000. Financial information with respect to the Zimbabwe subsidiary's gold mining operations for the fiscal years ended September 30, 2000 and 1999 is presented below. The Company had no other significant operations during the fiscal years ended September 30, 2000 and 1999.

     As a result of confirmation of the Plan on March 31, 2000, the Company adopted "fresh-start reporting" effective March 31, 2000 (see Note 1), which resulted in a charge to operations of $17,604,326, of which $14,067,076 was allocable to the Zimbabwe subsidiary. The Company "pushed-down" the impact of fresh-start reporting to the Zimbabwe subsidiary.

                            Casmyn Mining Corporation
                            Statements of Operations

                               Nine Months     Fiscal Year
                                  Ended           Ended
                                 June 30,      September 30,
                                   2000            1999
                                ----------      ----------

      Revenues:
        Gold sales            $  2,349,834     $ 3,714,903
                                ----------      ----------

      Costs and Expenses:
        Mineral production       2,296,234       2,805,946
        Depreciation,
          depletion and
          amortization             933,944         975,527
        General and
          administrative           197,406         280,487
        Provision for
          reclamation
          and remediation           24,585         233,300
        Write-down of
          impaired mining
          assets                      -          2,227,206
                                ----------      ----------
                                 3,452,169       6,522,466
                                ----------      ----------

      Loss from operations      (1,102,335)     (2,807,563)

      Other income
        (expense), net              62,238         (96,045)
      "Fresh-Start"
        accounting
        adjustments to
        the carrying
        value of assets
        and liabilities        (14,067,076)           -

                                ----------      ----------
      Net loss                $(15,107,173)    $(2,903,608)
                                ==========      ==========


                            Casmyn Mining Corporation
                                 Balance Sheets

                                 June 30,      September 30,
                                   2000            1999
                                ----------      ----------

      ASSETS
      Current Assets:
        Cash                   $      -        $     7,857
        Trade receivable           153,598         257,080
        Mining supplies            510,463         521,414
        Prepaid expenses and
          other current assets       3,088          34,214
                                ----------      ----------
                                   667,149         820,565
                                ----------      ----------
      Property and Equipment       992,919      18,140,799
        Less accumulated
          depreciation,
          depletion and
          amortization            (302,001)     (2,811,242)
                                ----------      ----------
                                   690,918      15,329,557
                                ----------      ----------
                               $ 1,358,067     $16,150,122
                                ==========      ==========

      LIABILITIES AND SHAREHOLDER'S DEFICIENCY

     Current Liabilities:
        Bank overdraft         $    36,481     $      -
        Accounts payable           369,880         250,081
        Accrued liabilities         37,069          40,550
        Reserve for reclamation
         and remediation          257,885         233,300
                               ----------      ----------
                                  701,315         523,931
                               ----------      ----------
     Investments and
       advances by
       parent company          26,940,198      26,734,886
                               ----------      ----------
     Shareholder's
       deficiency, net        (26,283,446)    (11,108,695)
                               ----------      ----------
                              $ 1,358,067     $16,150,122
                               ==========      ==========

     Discontinued operations also included the investment in Zambia as described below.

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

4.   Marketable Securities

     The Company's marketable securities consisted of investments in common stock, corporate bonds and government-backed mortgage securities. At September 30, 2000 and 1999, the aggregate market value of such securities was $553,550 and $1,917,243, respectively.

     Pursuant to the requirements of fresh-start reporting, investments in marketable securities were adjusted to fair market value at March 31, 2000.

     During the fiscal year ended September 30, 2000, the Company sold 85,000 shares of common stock in an unaffiliated public company and realized a gain of $4,537.

     At September 30, 2000, the Company recorded a write-down of $193,345 on its investment in corporate bonds to reflect a permanent decline in market value.

5.   Property and Equipment

     Property and equipment at the Company's corporate offices consisted of the following at September 30, 2000 and 1999:


                                            2000         1999
                                           ------       ------

      Furniture, fixtures and
        office equipment                  $25,844      $89,068

      Less accumulated depreciation
        and amortization                   (5,908)     (58,621)
                                           ------       ------
                                          $19,936      $30,447
                                           ======       ======


     Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

     Pursuant to the requirements of fresh-start reporting, property and equipment was adjusted to fair market value at March 31, 2000.

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

7.   Commitments and Contingencies

     a.   Operating Leases

     The Company leases its executive and administrative offices and certain office equipment under non-cancelable operating leases with initial terms in excess of one year. Future minimum lease payments required under these leases were as follows at September 30, 2000:


      Fiscal Year
      Ending September 30,
      --------------------

         2001                      $28,818
         2002                       11,544
                                    -------
                                   $40,362
                                   =======

     Related rent expense for the fiscal years ended September 30, 2000 and 1999 was $27,061 and $15,057, respectively.

     b.   Employment Agreements

     The Company entered into three-year employment agreements dated September 1, 1999 with Mark S. Zucker, the President and Chief Executive Officer, and with Robert N. Weingarten, the Chief Financial Officer, with minimum annual compensation of $250,000 and $120,000, respectively, as well as certain reorganization bonuses. The employment agreements provide that in the event of a change in majority ownership of the Company, each employee has the option to terminate his employment with the Company and receive a payment equal to three times his base annual salary. Effective October 1, 2000, Mr. Zucker and Mr. Weingarten voluntarily agreed to permanently reduce their annual compensation by 50%, equivalent to $185,000. Effective October 1, 2002, Mr. Zucker voluntarily agreed to permanently reduce his annual compensation by an additional 52%, equivalent to $65,000.

     During the fiscal year ended September 30, 2000, in conjunction with confirmation of the Plan (see Note 1), the Company paid bonuses of $321,000, including $310,000 to officers pursuant to their employment agreements and $7,500 to non-officer directors. The reorganization bonuses paid to officers were reviewed and approved by the Bankruptcy Court.

     c.   Legal Proceedings

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

8.   Income Taxes

     The Company and its subsidiaries do not file consolidated tax returns. As of September 30, 2000, the Company had federal net operating loss carryforwards of approximately $75,000,000 expiring in various years through 2020, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

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

9.   Related Party Transactions

     Related party transactions for the fiscal years ended September 30, 2000 and 1999 are summarized as follows:

     a. On October 1, 1998, the Company entered into a services agreement with a company controlled by a former officer and director of the Company. The agreement provided for annual payments of $100,000 and was for an initial term of one year. The agreement was terminated effective September 30, 1999.

     b. During the fiscal years ended September 30, 2000 and 1999, a director of the Company received an annual consulting fee of approximately $26,000.

     c. During the three months ended December 31, 1998, the Company advanced $38,899 to or on behalf of WaterPur (see Note 6), which was included in general and administrative expenses in the statement of operations for the fiscal year ended September 30, 1999.

     d. During the fiscal year ended September 30, 2000, directors fees to non-officer directors aggregated $2,500.

10.  Shareholders' Equity (Deficiency)

     a.   Common Stock

     As of September 30, 2000, the Company had authorized 50,000,000 shares of common stock with a par value of $0.01 per share.

     During the fiscal year ended September 30, 1999, the Company issued 25,826,432 shares of common stock upon conversion of 1,924 shares of First Convertible Preferred Stock.

     b.   Preferred Stock

     As of September 30, 2000, the Company had authorized 10,000,000 shares of preferred stock with a par value $0.01 per share.

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

     The placement agent's fee included warrants exercisable for a period of five years to purchase 172,725 shares of First Convertible Preferred Stock at $25.00 per share, which were cancelled in conjunction with the confirmation of the Plan (see Note 1).

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

     As a result of the default caused by the delisting of the Company's common stock from the NASDAQ SmallCap Market on July 31, 1998, which occurred under the auspices of former management, the Company recorded a penalty with respect to the First Convertible Preferred Stock of $5,626,118 and $798,771 for the fiscal years ended September 30, 1999 and 2000, respectively, which was not paid.

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

     Pursuant to the confirmed Plan, all of the 523,784 shares of First Convertible Preferred Stock outstanding were cancelled, and each cancelled share of First Convertible Preferred Stock became convertible into 5.27 shares of common stock (see Note 1).

     c. Adjustments to Common Stock and Preferred Stock Resulting from Confirmation of Plan on March 31, 2000

     Pursuant to the confirmed Plan, all of the 523,784 shares of First Convertible Preferred Stock outstanding were cancelled, and each cancelled share of First Convertible Preferred Share became convertible into 5.27 shares of common stock. The shares of First Convertible Preferred Stock represented substantially all of Casmyn's debt obligations, with aggregate claims in excess of $27,000,000. In accordance with the Plan, creditors and preferred shareholders received approximately 85% of the common equity, and existing common shareholders received approximately 15% of the common equity, subject to certain adjustments authorized by the Plan. Approximately 3,533,000 shares of common stock were issued and outstanding upon implementation of the Plan.

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

     d.   Stock Options

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

     At September 30, 1998, there were options outstanding to purchase 1,608,000 shares of common stock at exercise prices ranging from $0.04 to $7.00 per share, of which an aggregate of 1,306,875 options were exercisable under the Company's then-existing stock option plans. During the fiscal year ended September 30, 1999, the Company did not grant any new options, and no existing options were exercised, with respect to common stock. All of the options to acquire common stock were cancelled effective April 11, 2000 as a result of the confirmation of the Plan (see Note 1).

     The fair value of the stock options granted during the fiscal years ended September 30, 1996, 1997 and 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5%; dividend yield of 0%; stock price volatility of 37%, 37% and 65%, respectively; and expected lives ranging from three to ten years. No stock options for common stock were issued during the fiscal year ended September 30, 1999. Had compensation costs for grants made under the SOP, ISOP, DSOP and the other stock options been determined under SFAS No. 123, the Company would have recorded approximately $95,000 as additional compensation expense during the fiscal year ended September 30, 1999, resulting in a net loss of $3,574,392 for the fiscal year ended September 30, 1999. Had the Company recorded compensation expense related to the stock options under SFAS No. 123, the net loss per common share applicable to common shareholders would have been $23.93 for the fiscal year ended September 30, 1999. As a result of the cancellation of all common stock options effective April 11, 2000 upon confirmation of the Plan and the impracticality of estimating the fair value of the preferred stock option, pro forma financial information has not been presented for the fiscal year ended September 30, 2000.

     Effective January 18, 1999, the Board of Directors of the Company granted the Company's current President and Chief Executive Officer a stock option to purchase 75,807 shares of First Convertible Preferred Stock, adjustable for the quarterly dividend, at an exercise price of $2.00 per share, which in the judgement of the Board of Directors approximated fair market value at the grant date. The stock option was vested and exercisable immediately through December 23, 1999, and was subject to annual renewal if not terminated by the Board of Directors. The stock option was exercised in April 2000 in conjunction with the confirmation of the Plan (see Note 1). As a result of the cashless exercise provision of this stock option, the Company recorded a charge to operations of $49,975 and $134,312 for the fiscal years ended September 30, 2000 and 1999, respectively.

     Pursuant to the confirmed Plan, the Company was authorized to adopt an Employee Stock Option Plan, providing for the granting of stock options for up to 10% of the total outstanding shares of common stock of the Company (353,318 shares), and a Management Incentive Stock Option Plan, providing for the granting of stock options for up to 7% of the total outstanding shares of common stock of the Company (247,322 shares), as of April 11, 2000, the effective date of the confirmed Plan, which represent stock options to acquire an aggregate of 600,640 shares of common stock. As of September 30, 2000, no options had been granted under these stock option plans. On November 1, 2000, the Company granted stock options under these stock option plans to management and directors aggregating 353,318 shares of common stock, exercisable for a period of five years at $0.23 per share, which was fair market value on the date of grant. The stock options vest in equal annual increments on September 30, 2001, 2002 and 2003.

                                INDEX TO EXHIBITS

Exhibit
Number       Description of Document
------       -----------------------

2.1 Debtor's Second Amended Chapter 11 Plan of Reorganization, previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 31, 2000, and incorporated herein by reference.

2.2 Order Confirming Debtor's Second Amended Chapter 11 Plan of Reorganization, previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 31, 2000, and incorporated herein by reference.

2.3 Order Authorizing Non-Material Modification of Debtor's Second Amended Chapter 11 Plan of Reorganization, previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 1, 2000, and incorporated herein by reference.

3.1 Articles of Incorporation of Aries Ventures Inc., a Nevada corporation, as filed with the State of Nevada on April 21, 2000, previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference.

3.2 Articles and Plan of Merger of Casmyn Corp., a Colorado corporation, and Aries Ventures Inc., a Nevada corporation, as filed with States of Nevada and Colorado on April 28, 2000, previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference.

3.3 Bylaws of Aries Ventures Inc., a Nevada corporation, as adopted on April 28, 2000, previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference.

3.4 Articles of Amendment of Articles of Incorporation of Casmyn Corp., as filed with the State of Colorado, previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 31, 2000, and incorporated herein by reference.

10.1 Matabeleland Minerals, Private Limited, Zimbabwe purchase agreement, previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 15, 1996, and incorporated herein by reference. (P)

10.2 Form of Preferred Stock Investment Agreement dated April 11, 1997, previously filed as an exhibit to the Company's Registration Statement on Form S-3 dated July 24, 1997, and incorporated herein by reference.

10.3 Form of Preferred Stock Investment Agreement dated September 2, 1997, previously filed as an exhibit to the Company's Registration Statement on Form S-3 dated September 22, 1997, and incorporated herein by reference.

10.4 Exploration Agreement with Right to Acquire an Interest in Prospecting License between Cyprus Amax Zambia Corporation and Casmyn Corp. dated June 4, 2000, filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference.

10.5 Services Agreement between Casmyn Corp. and Eaglescliff Corporation effective October 1, 1998, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference. (C)

10.6 Stock Option Agreement between Casmyn Corp. and Mark S. Zucker dated January 18, 1999, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference. (C)

10.7 Employment Agreement between Casmyn Corp. and Mark S. Zucker dated September 1, 1999, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference. (C)

10.8 Employment Agreement between Casmyn Corp. and Robert N. Weingarten dated September 1, 1999, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference. (C)

21           Subsidiaries of the registrant.

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