Form 10QSB
period 2000-12-31
ARIES VENTURES INC
filed 2003-01-14
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended December 31, 2000

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of December 31, 2000, the Company had 3,533,177 shares of common stock issued and outstanding.

     Documents incorporated by reference: None.

          ARIES VENTURES INC. (FORMERLY CASMYN CORP.) AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets - December 31, 2000 (Unaudited) and September 30, 2000

               Condensed Consolidated Statements of Operations
               (Unaudited) - Three Months December 31, 2000 and 1999

               Condensed Consolidated Statements of Comprehensive Loss (Unaudited) - Three Months Ended December 31, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) - Three Months Ended December 31, 2000 and
               1999

               Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended December 31, 2000 and 1999

      Item 2.  Management's Discussion and Analysis or Plan of
               Operation


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 2.  Changes in Securities and Use of Proceeds

      Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                          December 31,    September 30,
                                              2000             2000
                                           ----------       ----------
                                          (Unaudited)
ASSETS

CURRENT

  Cash and cash equivalents                $  409,598      $   488,783
  Marketable securities                        52,144          553,550
  Due from Resource Ventures, Inc.
    (Note 7)                                  122,860          226,244
  Accrued interest receivable                    -              22,920
  Prepaid expenses and other
    current assets                             57,755           86,072
                                           ----------       ----------
                                              642,357        1,377,569
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         25,844           25,844
  Less:  accumulated depreciation
    and amortization                           (8,895)          (5,908)
                                           ----------       ----------
                                               16,949           19,936
                                           ----------       ----------

OTHER
  Deposits                                      6,500            9,244
                                           ----------       ----------
                                          $   665,806      $ 1,406,749
                                           ==========       ==========


                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)


                                          December 31,    September 30,
                                              2000             2000
                                           ----------       ----------
                                          (Unaudited)

LIABILITIES

CURRENT

  Accounts payable                        $   153,672      $   196,973
  Accrued liabilities                           6,301           24,949
  Common stock repurchase
    obligation (Note 5)                        32,045           48,909
                                           ----------       ----------
                                              192,018          270,831
                                           ----------       ----------


COMMITMENTS AND CONTINGENCIES (Note 3)


SHAREHOLDERS' EQUITY (Notes 1, 4, 5 and 6)
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - None                  -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding -
    3,533,177 shares                           35,332           35,332
  Additional paid-in capital                2,013,684        2,013,684
  Accumulated deficit                      (1,575,228)      (1,082,898)
  Accumulated other comprehensive
    income                                       -             169,800
                                           ----------       ----------
                                              473,788        1,135,918
                                           ----------       ----------
                                          $   665,806      $ 1,406,749
                                           ==========       ==========



           See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                Three Months Ended December 31,
                                -------------------------------
                                   2000               1999
                                   ----               ----

REVENUES                         $    -           $      -
                                   -------          ---------

COSTS AND EXPENSES
  General and
    administrative                 171,835            199,666
  Legal fees                        24,415            116,159
  Stock option costs                  -                49,975
  Depreciation and
    amortization                     2,987              2,889
  Loss on disposition
    and write-down of
    marketable
    securities                     304,274               -
  Interest income                  (15,098)           (71,827)
  Other (income) expense               167                (22)
                                   -------          ---------
                                   488,580            296,840
                                   -------          ---------
LOSS FROM CONTINUING
  OPERATIONS                      (488,580)          (296,840)
                                   -------          ---------

REORGANIZATION COSTS
  (Note 5)
  Legal fees                          -              (165,029)
  Administrative costs              (3,750)              (830)
                                   -------          ---------
LOSS FROM
  REORGANIZATION                    (3,750)          (165,859)
                                   -------          ---------
LOSS FROM DISCONTINUED
  OPERATIONS (Note 2)                 -              (245,571)
                                   -------          ---------





                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (continued)


                                Three Months Ended December 31,
                                -------------------------------
                                   2000               1999
                                   ----               ----

NET LOSS FROM OPERATIONS
  BEFORE CHARGES RELATED
  TO FIRST CONVERTIBLE
  PREFERRED STOCK                $(492,330)       $  (708,270)

  Less:  Penalty on First
    Convertible Preferred
    Stock (Note 4)                    -              (798,771)
                                   -------          ---------
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS            $(492,330)       $(1,507,041)
                                   =======          =========



LOSS PER COMMON SHARE -
  BASIC AND DILUTED
  (Note 1)

  Loss from continuing
    operations                      $(0.14)            $(0.61)

  Loss from discontinued
    operations                         -                (0.50)

  Loss from reorganization             -                (0.34)

  Loss from charges related
    to First Convertible
    Preferred Stock                    -                (1.64)
                                      ----               ----
  Loss applicable to common
    shareholders                    $(0.14)            $(3.09)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING - BASIC AND
  DILUTED (Note 1)               3,533,177            487,156
                                 =========            =======





           See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited)


                                Three Months Ended December 31,
                                -------------------------------
                                   2000               1999
                                   ----               ----

NET LOSS                         $(492,330)       $  (708,270)

Other comprehensive income
  (loss):
  Unrealized loss on marketable
    securities                                       (300,971)
  Reclassification adjustment         -
    for unrealized gain
    included in net loss          (169,800)             -
                                   -------          ---------
COMPREHENSIVE LOSS               $(662,130)       $(1,009,241)
                                   =======          =========


           See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                Three Months Ended December 31,
                                -------------------------------
                                   2000               1999
                                   ----               ----

OPERATING ACTIVITIES
  Net loss from operations
    before charges related
    to First Convertible
    Preferred Stock             $ (492,330)        $ (708,270)
    Adjustments to reconcile
      net loss to net cash
      used in continuing
      operating activities:
        Loss from
          discontinued
          operations                  -               245,571
        Depreciation and
          amortization               2,987              2,889
        Loss on disposition
          and write-down of
          marketable
          securities               304,274               -
        Amortization of
          discount on
          marketable
          securities                  -                (9,673)
        Stock option costs            -                49,974
        Changes in operating
          assets and
          liabilities:
          (Increase)
            decrease in:
            Receivables             22,920             17,300
            Prepaid expenses
              and other
              current assets        28,317            (51,269)
            Decrease in
              other assets           2,744               -
          Increase
            (decrease) in:
            Accounts payable       (43,301)           (46,259)
            Accrued liabilities    (18,648)            40,074
                                   -------          ---------
  Net cash used in continuing
    operating activities          (193,037)          (459,663)
                                   -------          ---------


                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

                                Three Months Ended December 31,
                                -------------------------------
                                   2000               1999
                                   ----               ----
INVESTING ACTIVITIES
  Advances to discontinued
    operations                  $     -            $  (42,000)
  Payments from Resource
    Ventures, Inc.                 150,000               -
  Increase in amount due from
    Resource Ventures, Inc.        (46,616)              -
  Proceeds from disposition
    of marketable securities        27,332             47,583
                                   -------          ---------
  Net cash provided by
    investing activities           130,716              5,583
                                   -------          ---------


FINANCING ACTIVITIES
  Decrease in common stock
    repurchase obligation          (16,864)              -
                                   -------          ---------
  Net cash used in
    financing activities           (16,864)              -
                                   -------          ---------

CASH AND CASH EQUIVALENTS:
  Net decrease                     (79,185)          (454,080)
  At beginning of period           488,783          2,276,351
                                   -------          ---------
  At end of period              $  409,598         $1,822,271
                                   =======          =========



           See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  Three Months Ended December 31, 2000 and 1999


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

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2000, the results of operations for the three months ended December 31, 2000 and 1999, comprehensive loss for the three months ended December 31, 2000 and 1999, and cash flows for the three months ended December 31, 2000 and 1999. The consolidated balance sheet as of September 30, 2000 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended December 31, 2000 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2001.

Business - The Company currently has no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (see Note 3), and maintaining the corporate entity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

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

Loss Per Share - Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended December 31, 2000 and 1999 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months ended December 31, 2000 and 1999.

Reverse Stock Split - All common share and per share amounts presented herein reflect the 1-for-500 reverse split of outstanding shares of common stock effective April 11, 2000.

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
                                              ==========

                            Casmyn Mining Corporation
                            Balance Sheet (Unaudited)
                                December 31, 1999


ASSETS

Current Assets:
  Cash                                 $    76,967
  Trade receivable                         178,376
  Mining supplies                          555,757
  Prepaid expenses and other
    current assets                           9,157
                                        ----------
                                           820,257
                                        ----------

Property and Equipment                  18,296,366
  Less:  accumulated depreciation,
    depletion and amortization          (3,075,510)
                                        ----------
                                        15,222,856
                                        ----------
                                       $16,043,113
                                        ==========


LIABILITIES AND SHAREHOLDER'S DEFICIENCY

Current Liabilities:
  Accounts payable                     $   359,897
  Accrued liabilities                       31,229
  Reserve for reclamation and
    remediation                            241,334
                                        ----------
                                           632,460
                                        ----------
Investments and advances
   by parent company                    26,776,886
                                        ----------
Shareholder's deficiency, net          (11,366,233)
                                        ----------
                                       $16,043,113
                                        ==========

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

6.  Issuance of Stock Options

The confirmed Plan authorized the Company to adopt an Employee Stock Option Plan, providing for the granting of stock options for up to 10% of the total outstanding shares of common stock of the Company (353,318 shares), and a Management Incentive Stock Option Plan, providing for the granting of stock options for up to 7% of the total outstanding shares of common stock of the Company (247,322 shares), as of April 11, 2000, the effective date of the confirmed Plan, which represent stock options to acquire an aggregate of 600,640 shares of common stock. On November 1, 2000, the Company granted stock options under these stock option plans to management and directors aggregating 353,318 shares of common stock, exercisable for a period of five years at $0.23 per share, which was fair market value on the date of grant. The stock options vest in equal annual increments on September 30, 2001, 2002 and 2003.

7. Due from Resource Ventures, Inc.

In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of Resource effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which has been reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource as of September 30, 2000 of $226,244 was received by the Company during the nine months ended June 30, 2001. As of December 31, 2000, amounts due from Resource aggregated $122,860. During the three months ended December 31, 2000, the Company allocated certain common corporate services to Resource aggregating $46,616.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2000 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2000 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

As of December 31, 2000, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (which effort was successfully concluded in September 2002), and maintaining the corporate entity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

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

Results of Operations:

Three Months Ended December 31, 2000 and 1999:

Continuing Operations:

General and Administrative. General and administrative expenses were $171,835 and $199,666 for the three months ended December 31, 2000 and 1999, respectively. Significant components of general and administrative expenses include management and directors' compensation, accounting fees, insurance costs, travel and offices expenses. These costs were incurred to manage the discontinued operations, maintain the corporate structure, pursue legal claims and restructure the Company. The reduction in expenses in 2000 as compared to 1999 reflects reduced directors' fees and management compensation, offset in part by increased accounting fees, insurance costs and office expenses. The Company continued to reduce general and administrative expenses during the remainder of the fiscal year ended September 30, 2001 as compared to the fiscal year ended September 30, 2000.

Legal Fees. Legal fees were $24,415 and $116,159 for the three months ended December 31, 2000 and 1999, respectively, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims. The reduction in legal fees in 2000 as compared to 1999 was a result of the Company concentrating its legal activities through a contingency fee law firm.

Stock Option Costs. Stock option costs were $49,974 for the three months ended December 31, 1999, and consisted of costs with respect to the cashless exercise provision of an option to acquire First Convertible Preferred Stock granted to an officer in January 1999.

Depreciation and Amortization. Depreciation and amortization was $2,987 and $2,889 for the three months ended December 31, 2000 and 1999, respectively.

Loss on Disposition and Write-Down of Marketable Securities. The Company recorded a loss of $304,274 with respect to the disposition and write-down of marketable securities during the three months ended December 31, 2000.

Interest Income. Interest income was $15,098 and $71,827 for the three months ended December 31, 2000 and 1999, respectively.

Other (Income) Expense. Other expense was $167 for the three months ended December 31, 2000, as compared to other income of $22 for the three months ended December 31, 1999.

Loss From Continuing Operations. The loss from continuing operations was $488,580 and $296,840 for the three months ended December 31, 2000 and 1999, respectively.

Reorganization Costs. Reorganization costs related to the bankruptcy proceedings aggregated $3,750 and $165,859 for the three months ended December 31, 2000 and 1999, respectively. Reorganization costs in 2000 consisted primarily of legal fees of $165,029.

Loss From Discontinued Operations. The loss from discontinued operations for the three months ended December 31, 1999, consisting of the results of operations of the Zimbabwe subsidiary, was $245,571. This loss does not include the allocation of any expenses incurred by the Company's United States corporate offices.

Net Loss From Operations Before Charges Related to First Convertible Preferred Stock. The net loss from operations before charges related to First Convertible

Preferred Stock was $492,330 and $708,270 for the three months ended December 31, 2000 and 1999, respectively.

Net Loss Applicable to Common Shareholders. During the three months ended December 31, 1999, the Company recorded a penalty on First Convertible Preferred Stock of $798,771 related to the delisting of the Company's common stock from NASDAQ on July 31, 1998. As a result, the net loss applicable to common shareholders was $492,330 and $1,507,041 for the three months ended December 31, 2000 and 1999, respectively.

Discontinued Operations:

The gold mining operations in Zimbabwe are operated as a separate business entity by local management and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

Revenues. Revenues from gold sales for three months ended December 31, 2000 were $781,307. During the three months ended December 31, 1999, 2,678 ounces of gold were sold at an average price of $292 per ounce.

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

Consolidated Financial Condition - December 31, 2000:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $409,598 at December 31, 2000, as compared to $488,783 at September 30, 2000, a decrease of $71,185. As of December 31, 2000, the Company's working capital was $450,339, as compared to working capital of $1,106,738 at September 30, 1999, reflecting current ratios of 3.3:1 and 5.1:1, respectively.

Operating. The Company's operations utilized cash resources of $193,037 and $459,663 during the three months ended December 31, 2000 and 1999, respectively. The reduction in cash used in operating activities in 2000 as compared to 1999 was primarily a result in reduced legal fees, reorganization costs and management compensation.

As of December 31, 2000, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (which effort was successfully concluded in September 2002), and maintaining the corporate entity.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses during the remainder of the fiscal year ending September 30, 2001.

Investing. During the three months ended December 31, 2000, net cash provided by investing activities was $130,716, consisting of the proceeds from the disposition of marketable securities of $27,332 and the repayment of an advance from Resource Ventures, Inc. of $150,000, net of an increase in the amount due from Resource Ventures, Inc. of $46,616. During the three months ended December 31, 1999, net cash provided by investing activities was $5,583, consisting of the proceeds from the disposition of marketable securities of $47,583, net of advances of $42,000 to or on behalf of the Zimbabwe subsidiary prior to its spin-off on July 1, 2000.

Financing. During the three months ended December 31, 2000, the Company's common stock repurchase obligation decreased by $16,864.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The confirmed Plan authorized the Company to adopt an Employee Stock Option Plan, providing for the granting of stock options for up to 10% of the total outstanding shares of common stock of the Company (353,318 shares), and a Management Incentive Stock Option Plan, providing for the granting of stock options for up to 7% of the total outstanding shares of common stock of the Company (247,322 shares), as of April 11, 2000, the effective date of the confirmed Plan, which represent stock options to acquire an aggregate of 600,640 shares of common stock. On November 1, 2000, the Company granted stock options under these stock option plans to management and directors aggregating 353,318 shares of common stock, exercisable for a period of five years at $0.23 per share, which was fair market value on the date of grant. The stock options vest in equal annual increments on September 30, 2001, 2002 and 2003.

The stock options were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated hereby by reference.

     (b)  Reports on Form 8-K

          Three Months Ended December 31, 2000: None

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