Form 10QSB
period 2001-03-31
ARIES VENTURES INC
filed 2003-01-14
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended March 31, 2001

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of March 31, 2001, the Company had 3,533,177 shares of common stock issued and outstanding.

     Documents incorporated by reference: None.

          ARIES VENTURES INC. (FORMERLY CASMYN CORP.) AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets - March 31, 2001 (Unaudited) and September 30, 2000

               Condensed Consolidated Statements of Operations
               (Unaudited) - Three Months and Six Months Ended March 31, 2001 and 2000

               Condensed Consolidated Statements of Comprehensive Loss (Unaudited) - Three Months and Six Months Ended March 31, 2001 and 2000

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) - Six Months Ended March 31, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended March 31, 2001 and 2000

      Item 2.  Management's Discussion and Analysis or Plan of
               Operation


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                            March 31,     September 30,
                                              2001             2000
                                           ----------       ----------
                                          (Unaudited)
ASSETS

CURRENT

  Cash and cash equivalents                $  262,207      $   488,783
  Marketable securities                        30,000          553,550
  Due from Resource Ventures, Inc.
    (Note 7)                                  131,809          226,244
  Accrued interest receivable                    -              22,920
  Prepaid expenses and other
    current assets                             33,226           86,072
                                           ----------       ----------
                                              457,242        1,377,569
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         25,844           25,844
  Less:  accumulated depreciation
    and amortization                          (11,883)          (5,908)
                                           ----------       ----------
                                               13,961           19,936
                                           ----------       ----------

OTHER
  Deposits                                      2,309            9,244
                                           ----------       ----------
                                          $   473,512      $ 1,406,749
                                           ==========       ==========



                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)


                                            March 31,     September 30,
                                              2001             2000
                                           ----------       ----------
                                          (Unaudited)
LIABILITIES

CURRENT

Accounts payable                          $   124,718      $   196,973
Accrued liabilities                              -              24,949
Common stock repurchase
  obligation (Note 5)                          19,625           48,909
                                           ----------       ----------
                                              144,343          270,831
                                           ----------       ----------


COMMITMENTS AND CONTINGENCIES (Note 3)


SHAREHOLDERS' EQUITY (Notes 1, 4, 5 and 6)
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - None                  -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding -
    3,533,177 shares                           35,332           35,332
  Additional paid-in capital                2,013,684        2,013,684
  Accumulated deficit                      (1,719,847)      (1,082,898)
  Accumulated other comprehensive
    income                                       -             169,800
                                           ----------       ----------
                                              329,169        1,135,918
                                           ----------       ----------
                                          $   473,512      $ 1,406,749
                                           ==========       ==========





     See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                          Three Months Ended March 31,
                                 ----------------------------
                                   2001               2000
                                   ----               ----

REVENUES                         $    -          $       -
                                   -------         ----------

COSTS AND EXPENSES
  General and
    administrative                 107,907            202,509
  Legal fees                        36,037            338,925
  Depreciation and
    amortization                     2,987              2,889
  Interest income                   (3,984)           (65,568)
  Other expense                        172                390
                                   -------         ----------
                                   143,119            479,145
                                   -------         ----------
LOSS FROM CONTINUING
  OPERATIONS                      (143,119)          (479,145)
                                   -------         ----------

REORGANIZATION COSTS
  (Note 5)
  "Fresh-Start"
    accounting
    adjustments to
    the carrying
    value of assets
    and liabilities                   -           (17,604,326)
  Legal fees                          -              (313,806)
  Administrative costs              (1,500)          (417,342)
                                   -------         ----------
LOSS FROM
  REORGANIZATION                    (1,500)       (18,335,474)
                                   -------         ----------
LOSS FROM DISCONTINUED
  OPERATIONS (Note 2)                 -              (403,277)
                                   -------         ----------
NET LOSS                         $(144,619)      $(19,217,896)
                                   =======         ==========


                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (continued)


                                  Three Months Ended March 31,
                                  ----------------------------
                                   2001               2000
                                   ----               ----

LOSS PER COMMON SHARE -
  BASIC AND DILUTED
  (Note 1)

  Loss from continuing
    operations                   $(0.04)            $ (0.98)

  Loss from discontinued
    operations                      -                 (0.83)

  Loss from reorganization          -                (37.64)
                                   ----               -----
  Loss applicable to common
    shareholders                 $(0.04)            $(39.45)
                                   ====               =====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING - BASIC AND
  DILUTED (Note 1)            3,533,177             487,156
                              =========             =======




     See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited)


                                  Three Months Ended March 31,
                                  ----------------------------
                                   2001               2000
                                   ----               ----


NET LOSS                         $(144,619)      $(19,217,896)

Other comprehensive income
  (loss):
  Unrealized loss on marketable
    securities                        -              (144,847)
                                   -------         ----------
COMPREHENSIVE LOSS               $(144,619)      $(19,362,743)
                                   =======         ==========




     See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                  Six Months Ended March 31,
                                  --------------------------
                                   2001               2000
                                   ----               ----

REVENUES                         $    -          $       -
                                   -------         ----------

COSTS AND EXPENSES
  General and
    administrative                 279,742            402,175
  Legal fees                        60,452            455,084
  Stock option costs                  -                49,974
  Depreciation and
    amortization                     5,974              5,778
  Loss on disposition
    and write-down of
    marketable
    securities                     304,274               -
  Interest income                  (19,082)          (137,395)
  Other expense                        339                370
                                   -------         ----------
                                   631,699            775,986
                                   -------         ----------
LOSS FROM CONTINUING
  OPERATIONS                      (631,699)          (775,986)
                                   -------         ----------

REORGANIZATION COSTS
  (Note 5)
  "Fresh-Start"
    accounting
    adjustments to
    the carrying
    value of assets
    and liabilities                   -           (17,604,326)
  Legal fees                          -              (478,835)
  Administrative costs              (5,250)          (418,172)
                                   -------         ----------
LOSS FROM
  REORGANIZATION                    (5,250)       (18,501,333)
                                   -------         ----------
LOSS FROM DISCONTINUED
  OPERATIONS (Note 2)                 -              (648,848)
                                   -------         ----------



                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (continued)


                                  Six Months Ended March 31,
                                  --------------------------
                                   2001               2000
                                   ----               ----

NET LOSS FROM OPERATIONS
  BEFORE CHARGES RELATED
  TO FIRST CONVERTIBLE
  PREFERRED STOCK                $(636,949)      $(19,926,167)

  Less:  Penalty on First
    Convertible Preferred
    Stock (Note 4)                    -              (798,771)
                                   -------         ----------
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS            $(636,949)      $(20,724,938)
                                   =======         ==========



LOSS PER COMMON SHARE -
  BASIC AND DILUTED
  (Note 1)

  Loss from continuing
    operations                      $(0.18)           $ (1.59)

  Loss from discontinued
    operations                         -                (1.33)

  Loss from reorganization             -               (37.98)

  Loss from charges related
    to First Convertible
    Preferred Stock                    -                (1.64)
                                      ----              -----
  Loss applicable to common
    shareholders                    $(0.18)           $(42.54)
                                      ====              =====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING - BASIC AND
  DILUTED (Note 1)               3,533,177            487,156
                                 =========            =======




     See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited)


                                  Six Months Ended March 31,
                                  --------------------------
                                   2001               2000
                                   ----               ----


NET LOSS                         $(636,949)      $(19,926,167)

Other comprehensive income
  (loss):
  Unrealized loss on marketable
    securities                                       (445,818)
  Reclassification adjustment         -
    for unrealized gain
    included in net loss          (169,800)             -
                                   -------         ----------
COMPREHENSIVE LOSS               $(806,749)      $(20,371,985)
                                   =======         ==========





     See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                 Six Months Ended March 31,
                                 --------------------------
                                   2001               2000
                                   ----               ----
OPERATING ACTIVITIES
  Net loss from operations
    before charges related
    to First Convertible
    Preferred Stock             $ (636,949)      $(19,926,167)
    Adjustments to reconcile
      net loss to net cash
      used in continuing
      operating activities:
        Loss from
          discontinued
          operations                  -               648,848
        "Fresh-Start"
          accounting
          adjustments to
          the carrying
          value of assets
          and liabilities             -            17,604,326
        Depreciation and
          amortization               5,975              5,778
        Loss on disposition
          and write-down of
          marketable
          securities               304,274               -
        Amortization of
          discount on
          marketable
          securities                  -               (19,345)
        Stock option costs            -                49,974
        Changes in operating
          assets and
          liabilities:
          (Increase)
            decrease in:
            Receivables             22,920                200
            Prepaid expenses
              and other
              current assets        52,846            (36,665)
            Decrease in
              other assets           6,935               -
          Increase
            (decrease) in:
            Accounts payable       (72,255)           633,159
            Accrued liabilities    (24,949)           387,354
                                   -------         ----------
  Net cash used in continuing
    operating activities          (341,203)          (652,538)
                                   -------         ----------

                                   (continued)

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

                                 Six Months Ended March 31,
                                 --------------------------
                                   2001               2000
                                   ----               ----
INVESTING ACTIVITIES
  Advances to discontinued
    operations                  $     -          $   (134,000)
  Payments from Resource
    Ventures, Inc.                 150,000               -
  Increase in amount due from
    Resource Ventures, Inc.        (55,565)              -
  Proceeds from disposition
    of marketable securities        49,476             93,457
                                   -------         ----------
  Net cash provided by (used
    in) investing activities       143,911            (40,543)
                                   -------         ----------


FINANCING ACTIVITIES
  Decrease in common stock
    repurchase obligation          (29,284)              -
                                   -------         ----------
  Net cash used in
    financing activities           (29,284)              -
                                   -------         ----------

CASH AND CASH EQUIVALENTS:
  Net decrease                    (226,576)          (693,081)
  At beginning of period           488,783          2,276,351
                                   -------         ----------
  At end of period              $  262,207       $  1,583,270
                                   =======         ==========


     See accompanying notes to condensed consolidated financial statements.

          Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months and Six Months Ended March 31, 2001 and 2000


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

Comments - The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2001, the results of operations for the three months and six months ended March 31, 2001 and 2000, comprehensive loss for the three months and six months ended March 31, 2001 and 2000, and cash flows for the six months ended March 31, 2001 and 2000. The consolidated balance sheet as of September 30, 2000 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended March 31, 2001 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2001.

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

Loss Per Share - Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three months and six months ended March 31, 2001 and 2000 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months and six months ended March 31, 2001 and 2000.

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
                                         ==========         ==========

                            Casmyn Mining Corporation
                            Balance Sheet (Unaudited)
                                 March 31, 2000


ASSETS

Current Assets:
  Cash                                 $    62,570
  Trade receivable                         234,899
  Mining supplies                          541,947
  Prepaid expenses and other
    current assets                           4,480
                                        ----------
                                           843,896
                                        ----------

Property and Equipment                     929,220
  Less:  accumulated depreciation,
    depletion and amortization                -
                                        ----------
                                           929,220
                                        ----------
                                       $ 1,773,116
                                        ==========


LIABILITIES AND SHAREHOLDER'S DEFICIENCY

Current Liabilities:
  Accounts payable                     $   432,015
  Accrued liabilities                       37,921
  Reserve for reclamation and
    remediation                            249,908
                                        ----------
                                           719,844
                                        ----------
Investments and advances by
   parent company                       26,922,522
                                        ----------
Shareholder's deficiency, net          (25,869,250)
                                        ----------
                                       $ 1,773,116
                                        ==========

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

7. Due from Resource Ventures, Inc.

In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of Resource effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which has been reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource as of September 30, 2000 of $226,244 was received by the Company during the nine months ended June 30, 2001. As of March 31, 2001, amounts due from Resource aggregated $131,809. During the three months and six months ended March 31, 2001, the Company allocated certain common corporate services to Resource aggregating $8,949 and $55,565, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

As of March 31, 2001, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (which effort was successfully concluded in September 2002), and maintaining the corporate entity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

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

Financial information with respect to the Zimbabwe subsidiary for the three months and six months ended March 31, 2000 is presented subsequently as part of the discussion of discontinued operations. The gold mining operations in Zimbabwe as presented herein are a discrete business entity and do not include the allocation of any expenses incurred by the United States corporate offices.

Results of Operations:

Three Months Ended March 31, 2001 and 2000:

Continuing Operations:

General and Administrative. General and administrative expenses were $107,907 and $202,509 for the three months ended March 31, 2001 and 2000, respectively.

Significant components of general and administrative expenses include management and directors' compensation, accounting fees, insurance costs, travel and offices expenses. These costs were incurred to manage the discontinued operations, maintain the corporate structure, pursue legal claims and restructure the Company. The reduction in expenses in 2001 as compared to 2000 reflects reduced management compensation, accounting fees, shareholders' expenses, travel and office expenses. The Company continued to reduce general and administrative expenses during the remainder of the fiscal year ended September 30, 2001 as compared to the fiscal year ended September 30, 2000.

Legal Fees. Legal fees were $36,037 and $338,925 for the three months ended March 31, 2001 and 2000, respectively, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims. The reduction in legal fees in 2001 as compared to 2000 was a result of the Company concentrating its legal activities through a contingency fee law firm.

Depreciation and Amortization. Depreciation and amortization was $2,987 and $2,889 for the three months ended March 31, 2001 and 2000, respectively.

Interest Income. Interest income was $3,984 and $65,568 for the three months ended March 31, 2001 and 2000, respectively.

Other Expense. Other expense was $172 and $390 for the three months ended March 31, 2001 and 2000, respectively.

Loss From Continuing Operations. The loss from continuing operations was $143,119 and $479,145 for the three months ended March 31, 2001 and 2000, respectively.

Reorganization Costs. Reorganization costs related to the bankruptcy proceedings aggregated $1,500 and $18,335,474 for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2000, these costs included an adjustment to reduce the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, to net fair value of approximately $1,000,000 at March 31, 2000 based on "fresh-start accounting", which resulted in a charge to operations of $17,604,326. These costs also included direct incremental costs of $731,148, consisting of legal fees of $313,806 and administrative costs (including management bonuses) of $417,342 for the three months ended March 31, 2000.

Loss From Discontinued Operations. The loss from discontinued operations for the three months ended March 31, 2000, consisting of the results of operations of the Zimbabwe subsidiary, was $403,277. This loss does not include the allocation of any expenses incurred by the Company's United States corporate offices.

Net Loss. The net loss was $144,619 and $19,217,896 for the three months ended March 31, 2001 and 2000, respectively.

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

Six Months Ended March 31, 2001 and 2000:

Continuing Operations:

General and Administrative. General and administrative expenses were $279,742 and $402,175 for the six months ended March 31, 2001 and 2000, respectively. Significant components of general and administrative expenses include management and directors' compensation, accounting fees, insurance costs, travel and offices expenses. These costs were incurred to manage the discontinued operations, maintain the corporate structure, pursue legal claims and restructure the Company. The reduction in expenses in 2001 as compared to 2000 reflects reduced directors' fees, management compensation and travel, offset in part by increased accounting fees, shareholders' expenses, insurance costs and offices expenses. The Company continued to reduce general and administrative expenses during the remainder of the fiscal year ended September 30, 2001 as compared to the fiscal year ended September 30, 2000.

Legal Fees. Legal fees were $60,452 and $455,082 for the six months ended March 31, 2001 and 2000, respectively, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims. The reduction in legal fees in 2001 as compared to 2000 was a result of the Company concentrating its legal activities through a contingency fee law firm.

Stock Option Costs. Stock option costs were $49,974 for the six months ended March 31, 2000, and consisted of costs with respect to the cashless exercise provision of an option to acquire First Convertible Preferred Stock granted to an officer in January 1999.

Depreciation and Amortization. Depreciation and amortization was $5,974 and $5,778 for the six months ended March 31, 2001 and 2000, respectively.

Loss on Disposition and Write-Down of Marketable Securities. The Company recorded a loss of $304,274 with respect to the disposition and write-down of marketable securities during the six months ended March 31, 2001.

Interest Income. Interest income was $19,082 and $137,395 for the six months ended March 31, 2001 and 2000, respectively.

Other Expense. Other expense was $339 and $370 for the six months ended March 31, 2001 and 2000, respectively.

Loss From Continuing Operations. The loss from continuing operations was $631,699 and $775,986 for the six months ended March 31, 2001 and 2000, respectively.

Reorganization Costs. Reorganization costs related to the bankruptcy proceedings aggregated $5,250 and $18,501,333 for the six months ended March 31, 2001 and 2000, respectively. For the six months ended March 31, 2000, these costs included an adjustment to reduce the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, to net fair value of approximately $1,000,000 at March 31, 2000 based on "fresh-start accounting", which resulted in a charge to operations of $17,604,326. These costs also included direct incremental costs of $897,007, consisting of legal fees of $478,835 and administrative costs (including management bonuses) of $418,172 for the six months ended March 31, 2000.

Loss From Discontinued Operations. The loss from discontinued operations for the six months ended March 31, 2000, consisting of the results of operations of the Zimbabwe subsidiary, was $648,848. This loss does not include the allocation of any expenses incurred by the Company's United States corporate offices

Net Loss From Operations Before Charges Related to First Convertible Preferred Stock. The net loss from operations before charges related to First Convertible Preferred Stock was $636,949 and $19,926,167 for the six months ended March 31, 2001 and 2000, respectively.

Net Loss Applicable to Common Shareholders. During the three months ended December 31, 1999, the Company recorded a penalty on First Convertible Preferred Stock of $798,771 related to the delisting of the Company's common stock from NASDAQ on July 31, 1998. As a result, the net loss applicable to common shareholders was $636,949 and $20,724,938 for the six months ended March 31, 2001 and 2000, respectively.

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

Consolidated Financial Condition - March 31, 2001:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $262,207 at March 31, 2001, as compared to $488,783 at September 30, 2000, a decrease of $226,576. As of March 31, 2001, the Company's working capital was $312,899, as compared to working capital of $1,106,738 at September 30, 2000, reflecting current ratios of 3.2:1 and 5.1:1, respectively.

Operating. The Company's operations utilized cash resources of $341,203 and $652,538 during the six months ended March 31, 2001 and 2000, respectively. The reduction in cash used in operating activities in 2000 as compared to 1999 was primarily a result in reduced legal fees, reorganization costs, and management compensation.

As of March 31, 2001, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (which effort was successfully concluded in September 2002), and maintaining the corporate entity.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses during the remainder of the fiscal year ending September 30, 2001.

Investing. During the six months ended March 31, 2001, net cash provided by investing activities was $143,911, consisting of the proceeds from the disposition of marketable securities of $49,476 and the repayment of an advance from Resource Ventures, Inc. of $150,000, net of an increase in the amount due from Resource Ventures, Inc. of $55,565. During the six months ended March 31, 2000, net cash utilized in investing activities was $40,543, consisting of advances of $134,000 to or on behalf of the Zimbabwe subsidiary prior to its spin-off on July 1, 2000, net of the proceeds from the disposition of marketable securities of $93,457.

Financing. During the six months ended March 31, 2001, the Company's common stock repurchase obligation decreased by $29,284.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          A list of exhibits required to be filed as part of this report it set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b)  Reports on Form 8-K

          Three Months Ended March 31, 2001: None

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