Form 10KSB
period 2001-09-30
ARIES VENTURES INC
filed 2003-01-14
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended September 30, 2001

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had no revenues for the fiscal year ended September 30, 2001.

     The aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $85,000 as of September 30, 2001.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The issuer had 3,533,177 shares of common stock issued and outstanding as of September 30, 2001.

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                  PART I.


ITEM 1.   DESCRIPTION OF BUSINESS

History:

     Aries Ventures Inc. ("Aries" or the "Company") was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn Corp., a Colorado corporation ("Casmyn"). On April 28, 2000, Casmyn was merged with and into Aries, with Aries being the surviving corporation, in conjunction with the reorganization of Casmyn (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

Business Overview:

     As of September 30, 2001, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (see "ITEM 3. LEGAL PROCEEDINGS"), and maintaining the corporate entity. The Company is seeking a new business opportunity that will allow it to utilize its federal net operating loss carrryforwards and encourage shareholders to exercise the outstanding Class A common stock purchase warrants, although there can be no assurances that the Company will be successful in this regard. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

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

     During the fiscal year ended September 30, 2000, the Company's only operating activities were conducted through its former Zimbabwe subsidiary, which is engaged in gold mining activities in Zimbabwe (a country located in southern Africa). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000, the operations of the Zimbabwe subsidiary were classified for accounting purposes as discontinued operations during the fiscal year ended September 30, 2000. The Zimbabwe subsidiary was owned by the Company through June 30, 2000, and subsequently by a separate company, Resource Ventures, Inc., a Nevada corporation, which was spun-off to all of the Company's shareholders effective July 1, 2000 (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION"). The Zimbabwe subsidiary, Casmyn Mining Zimbabwe (Private) Ltd., is a wholly-owned subsidiary of Casmyn Mining Corporation, a Nevada corporation, which was a wholly-owned subsidiary of the Company.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     Effective March 1, 1999, the Company entered into a two-year lease for its corporate and administrative offices, which was subsequently extended through March 31, 2003, at a cost of approximately $2,300 per month. Such facilities consist of 1,847 square feet and are located at 28720 Canwood Street, Suite 207, Agoura Hills, California 91301.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                  PART II.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a. Market Information

     From August 1, 1998 through April 13, 2000, the Company's common stock was traded on the over-the-counter market under the symbol "CYMN". From July 14, 2000 through September 30, 2001, the Company's common stock was traded on the over-the-counter market under the symbol "ARVT".

     The following table sets forth the range of closing prices of the Company's common stock as quoted during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Furthermore, such quotations should not be deemed to reflect an "established public trading market". All of the share price information presented below has been adjusted to reflect the 1-for-500 reverse split of the Company's outstanding common stock effective April 11, 2000. The information set forth below was obtained from FinancialWeb.com and America Online.


                                                       High      Low
                                                       ----      ---
   Fiscal Year Ended September 30, 2000:

   Three months ended -
   December 31, 1999                                 $ 5.00   $ 0.50
   March 31, 2000                                     20.00     0.50
   June 30, 2000                                       7.50     5.00
   September 30, 2000                                  1.00     0.18


   Fiscal Year Ended September 30, 2001:

   Three months ended -

   December 31, 2000                                 $ 0.55   $ 0.05
   March 31, 2001                                      0.68     0.06
   June 30, 2001                                       0.29     0.06
   September 30, 2001                                  0.29     0.09


     b. Holders

     As of September 30, 2001, the Company had 32 shareholders of record with respect to the Company's common stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 900 common shareholders, including shares held in street name, as of September 30, 2001.

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

     d. Sales of Unregistered Securities

     Pursuant to the Company's confirmed Plan, the Company was authorized to adopt an Employee Stock Option Plan, providing for the granting of stock options for up to 10% of the total outstanding shares of common stock of the Company (353,318 shares), and a Management Incentive Stock Option Plan, providing for the granting of stock options for up to 7% of the total outstanding shares of common stock of the Company (247,322 shares), as of April 11, 2000, the effective date of the confirmed Plan, which represent stock options to acquire an aggregate of 600,640 shares of common stock. On November 1, 2000, the Company granted stock options under these stock option plans to management and directors aggregating 353,318 shares of common stock, exercisable for a period of five years at $0.23 per share, which was fair market value on the date of grant. The stock options vest in equal annual increments on September 30, 2001, 2002 and 2003.

     The stock options were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview:

     As of September 30, 2001, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (see "ITEM 3. LEGAL PROCEEDINGS"), and maintaining the corporate entity. The Company is seeking a new business opportunity that will allow it to utilize its federal net operating loss carryforwards and encourage shareholders to exercise the outstanding Class A common stock purchase warrants, although there can be no assurances that the Company will be successful in this regard. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

     During the fiscal year ended September 30, 2000, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities Zimbabwe (a country located in southern Africa). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000, the operations of the Zimbabwe subsidiary were classified for accounting purposes as discontinued operations during the fiscal year ended September 30, 2000. The Zimbabwe subsidiary was owned by the Company through June 30, 2000, and subsequently by a separate company, Resource Ventures, Inc., a Nevada corporation, which was spun-off to all of the Company's shareholders effective July 1, 2000. Accordingly, the Company's results of operations for the fiscal year ended September 30, 2000 included the results of operations of the Zimbabwe subsidiary for the nine months ended June 30, 2000. The Zimbabwe subsidiary, Casmyn Mining Zimbabwe (Private) Ltd., is a wholly-owned subsidiary of Casmyn Mining Corporation, a Nevada corporation, which was a wholly-owned subsidiary of the Company.

     Financial information with respect to the Zimbabwe subsidiary for the nine months ended June 30, 2000 is presented subsequently as part of the discussion of discontinued operations. The Company maintains its corporate offices in the United States.

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

Discontinued Operations:

     During the fiscal year ended September 30, 2000, the Company, through its Zimbabwe subsidiary, operated in one business segment, gold mining, which included exploration, extraction, processing, refining and reclamation. The results of operations for the fiscal year ended September 30, 2000 included the results of operations of the Zimbabwe subsidiary for the nine months ended June 30, 2000. The Zimbabwe subsidiary's operations have been presented as a discontinued operation in the financial statements. The Zimbabwe subsidiary's mining operations produce gold that is required to be sold to the Reserve Bank of Zimbabwe. During the nine months ended June 30, 2000, the Zimbabwe subsidiary produced 8,195 ounces of gold. The gold mining operations in Zimbabwe as presented herein are a discrete business entity and do not include the allocation of any expenses incurred by the Company's United States corporate offices.

     In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of the Zimbabwe subsidiary effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which has been reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource as of September 30, 2000 of $226,244 was received by the Company during the fiscal year ended September 30, 2001.

        During the fiscal year ended September 30, 2000, the Company advanced $182,000 to or on behalf of the Zimbabwe subsidiary's discontinued operations.

     Financial information with respect to the Zimbabwe subsidiary's operations for the nine months ended June 30, 2000 is presented below.


                         Casmyn Mining Corporation
                          Statement of Operations
                      Nine Months Ended June 30, 2000

        Revenues:
          Gold sales            $  2,349,834
                                  ----------

        Costs and Expenses:
          Mineral production       2,296,234
          Depreciation,
            depletion and
            amortization             933,944
          General and
            administrative           197,406
          Provision for
            reclamation
            and remediation           24,585
                                  ----------
                                   3,452,169
                                  ----------

        Loss from operations      (1,102,335)

        Other income, net             62,238

        "Fresh-Start"
          accounting
          adjustments to
          the carrying
          value of assets
          and liabilities        (14,067,076)
                                  ----------
        Net loss                $(15,107,173)
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
                                  ==========      ==========


Consolidated Results of Operations - Fiscal Year Ended September 30, 2000:

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

     Mineral Production. Mineral production costs for the nine months ended June 30, 2000 were $2,296,234 or 97.7% of revenues. The average direct production cash cost per ounce of gold was $280 in 2000.

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

     Other Income. Other income was $62,238 for the nine months ended June 30, 2000.

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

     Net Loss. The net loss from the Zimbabwe subsidiary's mining operations was $1,040,097 for the nine months ended June 30, 2000.

Continuing Operations:

Consolidated Results of Operations - Fiscal Years Ended September 30, 2001 and 2000:

     General and Administrative. General and administrative expenses were $499,963 and $817,438 for the fiscal years ended September 30, 2001 and 2000, respectively. General and administrative expenses decreased by $317,475 or 38.8% in 2001 as compared to 2000 as a result of decreased officers' compensation, directors' fees, travel costs and office expenses.

     Legal Fees. Legal fees were $123,434 and $602,520 for the fiscal years ended September 30, 2001 and 2000, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims. Legal fees decreased substantially in 2001 as compared to 2000 as a result of the Company concentrating its legal activities through a contingency fee law firm (see "ITEM 3. LEGAL PROCEEDINGS").

     Stock Option Costs. Stock option costs were $49,975 for the fiscal year ended September 30, 2000, reflecting a portion of the cost of the cashless exercise provision of the option to acquire First Convertible Preferred Stock granted to an officer in January 1999.

     Depreciation and Amortization. Depreciation and amortization was $11,948 and $11,687 for the fiscal years ended September 30, 2001 and 2000, respectively.

     Loss on Disposition and Write-Down of Marketable Securities. The Company recorded a loss of $307,302 and $193,544 for the fiscal years ended September 30, 2001 and 2000, respectively, with respect to the disposition and write-down of marketable securities.

     Interest Expense. Interest expense was $4,724 for the fiscal year ended September 30, 2001.

     Interest Income. Interest income was $25,269 and $242,431 for the fiscal years ended September 30, 2001 and 2000, respectively.

     Other Expense. Other expense was $422 and $791 for the fiscal years ended September 30, 2001 and 2000, respectively.

     Loss From Continuing Operations. The loss from continuing operations was $922,524 and $1,433,524 for the fiscal years ended September 30, 2001 and 2000, respectively.

     Reorganization Costs. Reorganization costs related to the bankruptcy proceedings aggregated $18,535,444 for the fiscal year ended September 30, 2000. These costs included an adjustment to reduce the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, to net fair value of approximately $1,000,000 at March 31, 2000 based on "fresh-start accounting", which resulted in a charge to operations of $17,604,326. These costs also included direct incremental costs of $931,118, consisting of legal fees of $482,000 and administrative costs (including management bonuses) of $449,000. For the fiscal year ended September 30, 2001, reorganization costs were $5,750.

     Loss From Discontinued Operations. The loss from discontinued operations for the fiscal year ended September 30, 2000, consisting of the results of operations of the Zimbabwe subsidiary, was $1,040,097. These losses do not include the allocation of any expenses incurred by the Company's United States corporate offices.

     Net Loss From Operations Before Charges Related to First Convertible Preferred Stock. The net loss from operations before charges related to First Convertible Preferred Stock for the fiscal years ended September 30, 2001 and 2000 was $928,274 and $21,009,065, respectively.

     Net Loss Applicable to Common Shareholders. During the fiscal year ended September 30, 2000, the Company recorded a penalty on First Convertible Preferred Stock of $798,771 related to the delisting of the Company's common stock from NASDAQ on July 31, 1998, which was reflected as a return to the preferred shareholders and as an increase in the loss to the common shareholders. As a result, the net loss applicable to common shareholders was $928,274 and $21,807,836 for the fiscal years ended September 30, 2001 and 2000, respectively.

Consolidated Financial Condition - September 30, 2001:

Liquidity and Capital Resources:

     Overview. The Company's cash and cash equivalents were $68,616 at September 30, 2001, as compared to $488,783 at September 30, 2000, a decrease of $420,167. The most significant component of the decrease in cash in 2001 was the net cash used in operations of $572,557. As of September 30, 2001, the Company's working capital was $27,547, as compared to working capital of $1,106,738 at September 30, 2000, reflecting current ratios of 1.15:1 and 5.09:1, respectively.

     Operating. The Company's operations utilized cash resources of $572,557 during the fiscal year ended September 30, 2001, primarily for various general and administrative costs and legal fees, as compared to utilizing cash resources of $2,050,972 during the fiscal year ended September 30, 2000 for various general and administrative costs, legal fees and reorganization costs. The decrease in cash resources utilized in operations in 2001 as compared to 2000 reflected costs incurred in 2000 with respect to the successful bankruptcy reorganization of the Company and the pursuit of litigation against various parties.

     As of September 30, 2001, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (see "ITEM 3. LEGAL PROCEEDINGS"), and maintaining the corporate entity. The Company believes that its working capital resources are adequate to fund anticipated costs and expenses during the fiscal year ending September 30, 2002.

     Investing. During the fiscal years ended September 30, 2001 and 2000, the Company generated net cash from investing activities of $201,299 and $273,404, respectively.

     During the fiscal years ended September 30, 2001 and 2000, the Company received $52,448 and $932,823, respectively, from the disposition of marketable securities.

     The Company purchased $1,175 of property and equipment during the fiscal year ended September 30, 2000.

     During the fiscal year ended September 30, 2000, the Company advanced $182,000 to or on behalf of its Zimbabwe subsidiary prior to its spin-off effective July 1, 2000. In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. In addition, subsequent to the spin-off of the Zimbabwe subsidiary effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which has been reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource as of September 30, 2000 of $226,244 was received by the Company during the fiscal year ended September 30, 2001.

     During the fiscal year ended September 30, 2001, the Company allocated certain common corporate services to Resource aggregating $77,393, and Resource repaid $226,244 to the Company.

     As of September 30, 2001, the Company did not have any significant outstanding commitments for capital expenditures. Financing. During the fiscal years ended September 30, 2001 and 2000, the Company expended $48,909 and $10,000 to repurchase its common stock pursuant to the confirmed Plan.

     During October 2001, the Company borrowed $500,000 pursuant to unsecured notes payable, with interest at 12% per annum, both principal and interest payable on September 30, 2002. The lender also received 85,000 Class A common stock purchase warrants that had been originally issued to an affiliate of the Company. The Company was obligated to pay the notes from the net proceeds received by the Company from the settlement of its legal claims against other parties that aggregated in excess of $500,000. During August 2002, the notes were paid in full, with interest. Since the exercise price of the Series A common stock purchase warrants was substantially in excess of the market value of the underlying common stock, the warrants had nominal intrinsic value, and therefore no accounting value was ascribed to the warrants for financial statement purposes.

New Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring companies to record derivative financial instruments on their balance sheets as assets or liabilities and measure them at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In September 2000, the FASB issued sfas No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". The Company's adoption of these statements effective October 1, 2000 did not have any effect on the Company's financial statement presentation or disclosures.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 on July 1, 2001 did not have any effect on the Company's financial statement presentation or disclosures.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not expect that the adoption of SFAS No. 142 will have any effect on the Company's financial statement presentation or disclosures.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this statement effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have any effect on the Company's financial statement presentation or disclosures.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company does not anticipate that the adoption of SFAS No. 144 will have any effect on the Company's financial statement presentation or disclosures.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have any effect on the Company's financial statement presentation or disclosures.

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

     HL audited the Company's financial statements for the fiscal years ended September 30, 1999 and 2000. HL's report on the Company's financial statements for the fiscal year ended September 30, 1999 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles; however, such report was modified to reflect substantial doubt about the Company's ability to continue as a going concern. In its report for the fiscal year ended September 30, 2000, HL deleted such modification paragraph relating to the fiscal year ended September 30, 1999. HL's report on the Company's financial statements for the fiscal year ended September 30, 2000 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     During the period from August 18, 2000 to March 29, 2001, there were no disagreements with HL any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HL, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such period.

     In February 2001, HL merged with Good Swartz Brown & Berns LLP ("GSBB") and HL's senior partner joined GSBB, as a result of which GSBB became the successor entity to HL. As a result of this merger, GSBB subsequently acquired most of the accounting practice of HL and became the Company's independent accountants effective March 29, 2001.

     Prior to GSBB becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with GSBB regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-B.

     GSBB did not issue an audit opinion on the Company's financial statements for any fiscal years or any interim periods. During the period from March 29, 2001 to October 31, 2002, there were no disagreements with GSBB any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GSBB, would have caused it to make reference to the subject matter of the disagreements in connection with any report it would have issued on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such period.

     Effective October 31, 2002, the Company terminated GSBB and retained Weinberg & Company, P.A. ("W&C"). The Company changed accounting firms as a result of one of GSBB's partners leaving GSBB and joining W&C. The retention of W&C was approved by the Company's Board of Directors.

     Prior to W&C becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with W&C regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-B.

                                PART III.


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following tables and text set forth the names and ages of all directors and executive officers of the Company as of September 30, 2001. Pursuant to the confirmed Plan, the Board of Directors of the Company is comprised of three classes, with each class having a staggered three-year term. All of the directors serve until their terms expire and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


                                 DIRECTORS

                                             Date Elected
Name                             Age         as Director
----                             ---         -----------
Class I (term expired
  April 11, 2001):

Mark S. Zucker (1)               40          August 1, 1998

Class II (term expires
  April 11, 2002):

Divo Milan (1)(2)(3)             45          August 21, 1998

Class III (term expires
  April 11, 2003):

Selwyn Kossuth (1)(2)(3)         64          September 26, 1997


-------------------------

(1) Member of the executive committee.

(2) Member of the compensation committee.

(3) Member of the audit committee.

                             EXECUTIVE OFFICERS


                                                     Date First
                                                     Elected as
Name                    Age    Position              Officer
----                    ---    --------              ----------
Mark S. Zucker           40    President and         October 1,
                               Chief Executive       1998
                               Officer

Robert N. Weingarten    49     Chief Financial       November 20,
                               Officer and           1998
                               Secretary


Biographies of Directors and Executive Officers:

Selwyn Kossuth. Mr. Kossuth has had a career in international mining finance and the development of strategic marketing programs. During his career, Mr. Kossuth has served as president and chief executive officer of the Investment Funds Institute of Canada, as executive director and chief operating officer of the Ontario Securities Commission, vice president and director of corporate finance of Nesbitt Thomson, Inc., and president of the Canadian operations of the Hochschild Group. He holds a Bachelor's Degree in Commerce from Stellenbosch University, and a Master's Degree in Law from Oxford University. Mr. Kossuth is an English barrister. Mr. Kossuth serves on the board of governors and audit committee of Royal Bank of Canada Mutual Funds, as a director of Glen Ardith Frazer Corp. and as a consultant to the Investment Funds Institute of Canada. Mr. Kossuth also serves on the board of directors of Resource Ventures, Inc., a public company formerly owned by Aries Ventures Inc.

Divo Milan. Mr. Milan has been the Chief Executive Officer of Investigacion Estrategica, a merchant banker located in Mexico City, Mexico, since 1987. He has over 20 years experience in all aspects of corporate finance, investment banking, merchant banking and venture capital in Mexico and South America. Mr. Milan currently serves on the board of directors of Banca Quadrum and Banco Bital, both of which are publicly-held companies. Mr. Milan also serves on the board of directors of Resource Ventures, Inc., a public company formerly owned by Aries Ventures Inc.

Mark S. Zucker. Mr. Zucker was appointed President and Chief Executive Officer of the Company on October 1, 1998. Mr. Zucker became a member of the Board of Directors on August 1, 1998. From 1995 through 2000, Mr. Zucker was the founder and managing partner of Anvil Investors, Inc., a financial consulting and advisory firm. From 1991 through 1996, Mr. Zucker was a founding partner and served as Senior Vice President of Libra Investments, Inc., an investment banking and institutional brokerage firm. Mr. Zucker received a Bachelor of Science Degree from the Wharton School and a Bachelor of Arts Degree from the University of Pennsylvania in 1983. Mr. Zucker serves as an officer and director of Resource Ventures, Inc., a public company formerly owned by Aries Ventures Inc.

Robert N. Weingarten. Mr. Weingarten was appointed Chief Financial Officer of the Company on November 20, 1998. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From January 1, 1997 through July 31, 1997, Mr. Weingarten was a principal in Chelsea Capital Corporation, a merchant banking firm. Since 1979, Mr. Weingarten has served as a consultant to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. Degree in Finance from the University of Southern California in 1975 and a B.A. Degree in Accounting from the University of Washington in 1974. Mr. Weingarten currently serves as a director of GolfGear International, Inc., a public company, and as an officer of Resource Ventures, Inc., a public company formerly owned by Aries Ventures Inc.

Family Relationships among Directors and Executive Officers:

     There were no family relationships among directors and executive officers during the fiscal year ended September 30, 2001.

Compliance with Section 16(a) of the Exchange Act:

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended September 30, 2001 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended September 30, 2001, and any written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock registered pursuant to Section 12 at any time during the fiscal year ended September 30, 2001 failed to file on a timely basis reports required by Section 16(a) during the fiscal year ended September 30, 2001, except as follows: A Form 4 was not filed for each such individual on a timely basis for Mark S. Zucker, Robert N. Weingarten, Selwyn Kossuth and Divo Milan with respect to the granting of stock options to each of them on November 1, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to the named executive officers during the last three fiscal years. No other executive officers received total annual compensation exceeding $100,000 during such fiscal years.

                         SUMMARY COMPENSATION TABLE


                    Fiscal
                     Year
Name and            Ended
Principal         September                      Other Annual
Position              30,   Salary      Bonus    Compensation
--------             ----   ------      -----    ------------
Amyn S. Dahya        2001  $            $           $
President and        2000
Chief Executive      1999                           100,000 (1)
Officer

Mark S. Zucker       2001   125,000 (2)
President and        2000   250,000     250,000 (5)  49,974 (3)
Chief Executive      1999   250,000                 134,312 (3)
Officer

Robert N.            2001    60,000 (2)
Weingarten           2000   120,000      60,000 (5)
Chief Financial      1999   105,000 (4)
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

(2) Effective October 1, 2000, Mr. Zucker and Mr. Weingarten voluntarily agreed to permanently reduce their base annual compensation by 50%. Effective October 1, 2002, Mr. Zucker voluntarily agreed to permanently reduce his base annual compensation by an additional 52%.

(3) Represents value for accounting purposes of cashless exercise provision of option on First Convertible Preferred Stock granted to Mark S. Zucker.

(4) Represents compensation paid to Robert N. Weingarten from November 20, 1998, the date of his appointment as Chief Financial Officer of the Company, through September 30, 1999.

(5) Pursuant to their respective employment agreements, Mark S. Zucker and Robert N. Weingarten were paid reorganization bonuses during the fiscal year ended September 30, 2000, which were reviewed and approved by the Bankruptcy Court.

Compensation Agreements:

     The Company entered into three-year employment agreements dated September 1, 1999 with Mark S. Zucker, the Company's President and Chief Executive Officer, and with Robert N. Weingarten, the Company's Chief Financial Officer, with minimum annual compensation of $250,000 and $120,000, respectively, as well as certain reorganization bonuses. Mr. Zucker and Mr. Weingarten do not receive perquisites or other customary benefits such as medical, disability or life insurance, pension or profit-sharing, or any other ancillary benefits. The employment agreements provide that in the event of a change of majority ownership of the Company, Mr. Zucker and Mr. Weingarten each have the option to terminate their employment with the Company and receive a payment equal to three times their base annual salary. Effective October 1, 2000, Mr. Zucker and Mr. Weingarten voluntarily agreed to permanently reduce their base annual compensation by 50%, resulting in a reduction in annual officers' compensation of $185,000 beginning with the fiscal year ended September 30, 2001. Effective October 1, 2002, Mr. Zucker voluntarily agreed to permanently reduce his base annual salary by an additional 52%, resulting in a reduction in annual officers' compensation of $65,000 beginning with the fiscal year ending September 30, 2003.

     During the fiscal years ended September 30, 1999, 2000 and 2001, Selwyn Kossuth, a director of the Company, was paid an annual board consulting fee of CN$40,000 (approximately $26,000), CN$40,000
(approximately $26,000) and CN$20,000 (approximately $13,000), respectively.

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

Board of Directors:

     During the fiscal year ended September 30, 1999 and the nine months ended June 30, 2000, directors did not receive any compensation for serving on the Board of Directors. Commencing July 1, 2000, non-officer directors receive $5,000 per year for serving on the Board of Directors. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending board meetings.

Independent Public Accountants:

     Weinberg & Company, P.A. served as the Company's independent auditors for the fiscal year ended September 30, 2001. Services provided to the Company by Weinberg & Company, P.A. during the fiscal year ended September 30, 2001 consisted of the audit of the Company's financial statements.

Stock Option Activity:

     During October 1995, Amyn S. Dahya was granted a five year stock option to purchase 1,000,000 shares of common stock at an exercise price of $7.00 per share, which was equal to the market price per share at the date of grant. As of September 30, 1999, this stock option was fully vested, and had not been exercised. This stock option was cancelled effective April 11, 2000 as a result of the confirmation of the Plan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

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

Stock Option Plans:

     At September 30, 1999, there were options outstanding under various then-existing stock option plans to purchase a total of 1,608,000 shares of common stock at exercise prices ranging from $0.04 to $7.00 per share, of which an aggregate of 1,306,875 options were exercisable, all of which were cancelled effective April 11, 2000 as a result of the confirmation of the Plan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization").

     There were no common stock options issued to officers or directors during the fiscal years ended September 30, 1999 and 2000.

     Pursuant to the confirmed Plan, the Company was authorized to adopt an Employee Stock Option Plan, providing for the granting of stock options for up to 10% of the total outstanding shares of common stock of the Company (353,318 shares), and a Management Incentive Stock Option Plan, providing for the granting of stock options for up to 7% of the total outstanding shares of common stock of the Company (247,322 shares), which represent stock options to acquire an aggregate of 600,640 shares of common stock. As of September 30, 2000, no options had been granted under these stock option plans. On November 1, 2000, the Company granted stock options under these stock option plans to management and directors aggregating 353,318 shares of common stock, exercisable for a period of five years at $0.23 per share, which was fair market value on the date of grant. The stock options vest in equal annual increments on September 30, 2001, 2002 and 2003.

     A summary of stock options issued to officers and directors as of September 30, 2001 is presented below. No stock options have been exercised. The table below excludes Class A common stock purchase warrants acquired by certain officers and directors in conjunction with the confirmed Plan of Reorganization.

                          STOCK OPTION VALUE TABLE

                                                    Value of
                                                   Unexercised
                  Number of Shares                 in-the-Money
                  of Common Stock                 Stock Options
                  Underlying Stock   Weighted       at Fiscal
                      Options        Average       Year-end (1)
                  -----------------  Exercise   -----------------
Name              Unvested   Vested   Price     Unvested   Vested
----              --------   ------   -----     --------   ------
Option Plans:

Mark S. Zucker     117,773   58,886   $0.23     $   -      $  -

Robert N.
  Weingarten        94,218   47,109   $0.23         -         -

Selwyn Kossuth      11,777    5,889   $0.23         -         -

Divo Milan          11,777    5,889   $0.23         -         -

                   -------  -------               ------    -----
                   235,545  117,773   $0.23     $   -      $  -
                   =======  =======    ====       ======    =====

-------------------

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and the market price for the common stock of $0.09 per share at September 30, 2001.

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

     As of September 30, 2001, 3,533,177 shares of common stock were issued and outstanding, which was the only class of voting securities authorized or outstanding.

     The following table sets forth, as of September 30, 2001: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the

Company's common stock so owned; and (b) the names and addresses of each director and executive officer of the Company, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.


Name and Address       Amount and Nature of   Percent of Shares
of Beneficial Owner    Beneficial Ownership   of Common Stock (9)
-------------------    --------------------   -------------------
Kyneton Investments,
Ltd.
2 Jane Street, #501
Toronto, Canada M6S 4W3       593,710 (1)            15.5

Elliott Associates, L.P.
712 Fifth Avenue
36th Floor
New York, New York 10019    2,559,496 (2)            53.2

Mark S. Zucker (8)          1,839,376 (3)            41.0

Divo Milan (8)                241,891 (4)             6.6

Selwyn Kossuth (8)              5,889 (5)             0.2

Robert N. Weingarten (8)       47,109 (6)             1.3

All Directors and
Executive Officers as
a Group (4 persons)         2,134,265 (7)            46.4


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

(3) Includes 446,879 shares of common stock owned of record by Reflection Partners, L.P., a California limited partnership. Mark S. Zucker, the President and Chief Executive Officer of the Company, is the general partner of Reflection Partners, L.P. Includes 890,245 shares of common stock issuable upon exercise of currently exercisable Class A common stock purchase warrants issued pursuant to the confirmed Plan and vested options to purchase 58,886 shares of common stock.

(4) The securities with respect to Divo Milan are held by Karpnale Investment PTE Ltd., the beneficiaries of which are the sons of Divo Milan. Mr. Milan does not have investment or voting power with respect to such securities, and accordingly, disclaims any beneficial interest in such securities. Includes 118,001 shares of common stock issuable upon exercise of currently exercisable Class A common stock purchase warrants issued pursuant to the confirmed Plan and vested options to purchase 5,889 shares of common stock.

(5)  Consists of vested options to purchase 5,889 shares of common stock.

(6)  Consists of vested options to purchase 47,109 shares of common stock.

(7) Includes 1,008,246 shares of common stock issuable upon exercise of currently exercisable Class A common stock purchase warrants issued pursuant to the confirmed Plan and vested options to purchase 117,773 shares of common stock.

(8) The address of each such person is c/o the Company, 28720 Canwood Street, Suite 207, Agoura Hills, California 91301.

(9) The calculation with respect to percent of shares of common stock outstanding for each beneficial owner assumes that only the currently exercisable Class A common stock purchase warrants and the vested stock options owned by each such beneficial owner are exercised.

Changes in Control:

     As of September 30, 2001, the Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In conjunction with the spin-off of Resource effective July 1, 2000 (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Restructuring and Reorganization"), the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of the Zimbabwe subsidiary effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which has been reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource as of September 30, 2000 of $226,244 was received by the Company during the fiscal year ended September 30, 2001.

     During the fiscal year ended September 30, 2001, the Company allocated certain common corporate services to Resource aggregating $77,393, and Resource repaid $226,244 to the Company.

     Information with respect to remuneration paid to officers and directors is provided at "ITEM 10. EXECUTIVE COMPENSATION".

                                  PART IV.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b)  Reports on Form 8-K

     During the three months ended September 30, 2001, the Company did not file any Current Reports on Form 8-K.

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



Date:  December 23, 2002      By:  /s/ DIVO MILAN
                                   -------------------------
                                   Divo Milan
                                   Director


Date:  December 23, 2002      By:  /s/ ROBERT N. WEINGARTEN
                                   -------------------------
                                   Robert N. Weingarten
                                   President and Chief
                                   Financial Officer

        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries

                 Index to Consolidated Financial Statements



Report of Independent Public Accountants - Weinberg & Company, P.A. - Fiscal Year Ended September 30, 2001 Hollander, Lumer & Co., LLP - Fiscal Year Ended September 30, 2000

Consolidated Balance Sheets - September 30, 2001 and 2000

Consolidated Statements of Operations - Fiscal Years Ended September 30, 2001 and 2000

Consolidated Statements of Comprehensive Loss - Fiscal Years Ended September 30, 2001 and 2000

Consolidated Statements of Shareholders' Equity - Fiscal Years Ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows - Fiscal Years Ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements - Fiscal Years Ended September 30, 2001 and 2000

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Aries Ventures Inc. (formerly Casmyn Corp.)

     We have audited the accompanying consolidated balance sheet of Aries Ventures Inc., a Nevada corporation (formerly Casmyn Corp., a Colorado corporation), and subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aries Ventures Inc. and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


Weinberg & Company, P.C.
Los Angeles, California
December 10, 2002

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Aries Ventures Inc. (formerly Casmyn Corp.)

       We have audited the accompanying consolidated balance sheet of Aries Ventures Inc., a Nevada corporation (formerly Casmyn Corp., a Colorado corporation), and subsidiaries (the "Company") as of September 30, 2000, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aries Ventures Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


Hollander, Lumer & Co., LLP
Los Angeles, California
December 13, 2000,
except for Notes 1d, 6c and 10,
 as to which the date is September 10, 2002


        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
                        Consolidated Balance Sheets

                                       September 30,
                                --------------------------
                                   2001            2000
                                ----------      ----------

ASSETS

CURRENT
  Cash and cash equivalents    $    68,616     $   488,783
  Marketable securities
   (Note 4)                         24,000         553,550
  Due from Resource
    Ventures, Inc. (Note 3)         77,393         226,244
  Accrued interest receivable         -             22,920
  Prepaid expenses and other
    current assets                  43,378          86,072
                                ----------      ----------
                                   213,387       1,377,569
                                ----------      ----------

PROPERTY AND EQUIPMENT (Note 5)     25,844          25,844
  Less:  accumulated
    depreciation and
    amortization                   (17,856)         (5,908)
                                ----------      ----------
                                     7,988          19,936
                                ----------      ----------

OTHER
  Deposits                           2,309           9,244
                                ----------      ----------
                                     2,309           9,244
                                ----------      ----------
                               $   223,684     $ 1,406,749
                                ==========      ==========




                                (continued)

        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
                  Consolidated Balance Sheets (continued)

                                        September 30,
                                --------------------------
                                   2001            2000
                                ----------      ----------

LIABILITIES

CURRENT
  Accounts payable             $   163,801     $   196,973
  Accrued liabilities               22,039          24,949
  Common stock repurchase
    obligation (Note 1)               -             48,909
                                ----------      ----------
                                   185,840         270,831
                                ----------      ----------


COMMITMENTS AND CONTINGENCIES
  (Notes 1, 2 and 6)


SHAREHOLDERS' EQUITY
  (Notes 1 and 9)
  Preferred stock,
    $0.01 par value
    Authorized -
    10,000,000 shares
    Issued and outstanding -
      None                            -               -
  Common stock,
    $0.01 par value
    Authorized -
    50,000,000 shares
    Issued and outstanding -
      3,533,177 shares              35,332          35,332
    Additional paid-in
      capital                    2,013,684       2,013,684
    Accumulated deficit         (2,011,172)     (1,082,898)
    Accumulated other
      comprehensive income            -            169,800
                                ----------      ----------
                                    37,844       1,135,918
                                ----------      ----------
                               $   223,684     $ 1,406,749
                                ==========      ==========



        See accompanying notes to consolidated financial statements.


        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
                   Consolidated Statements of Operations

                                    Fiscal Years Ended
                                       September 30,
                                --------------------------
                                   2001            2000
                                ----------      ----------

REVENUES                         $    -        $      -
                                   -------      ----------

COSTS AND EXPENSES
  General and
    administrative                 499,963         817,438
  Legal fees                       123,434         602,520
  Stock option costs
    (Note 9)                          -             49,975
  Depreciation and
    amortization (Note 5)           11,948          11,687
  Loss on disposition
    and write-down of
    marketable securities
    (Note 4)                       307,302         193,544
  Interest expense                   4,724            -
  Interest income                  (25,269)       (242,431)
  Other expense                        422             791
                                   -------      ----------
                                   922,524       1,433,524
                                   -------      ----------
LOSS FROM CONTINUING
  OPERATIONS                      (922,524)     (1,433,524)
                                   -------      ----------

REORGANIZATION COSTS (Note 1)
  "Fresh-Start" accounting
    adjustments to the
    carrying value of
    assets and liabilities            -        (17,604,326)
  Legal fees                          -           (482,035)
  Administrative costs              (5,750)       (449,083)
                                   -------      ----------
LOSS FROM REORGANIZATION            (5,750)    (18,535,444)
                                   -------      ----------

LOSS FROM DISCONTINUED
  OPERATIONS (Note 3)                 -         (1,040,097)
                                   -------      ----------




                                (continued)

        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
             Consolidated Statements of Operations (continued)

                                    Fiscal Years Ended
                                       September 30,
                                --------------------------
                                   2001            2000
                                ----------      ----------
NET LOSS FROM OPERATIONS
  BEFORE CHARGES RELATED
  TO FIRST CONVERTIBLE
  PREFERRED STOCK                $(928,274)   $(21,009,065)
  Less:  Penalty on
    First Convertible
    Preferred Stock
    (Note 9)                          -           (798,771)
                                   -------      ----------
NET LOSS APPLICABLE TO
  COMMON SHAREHOLDERS            $(928,274)   $(21,807,836)
                                   =======      ==========



LOSS PER COMMON SHARE -
  BASIC AND DILUTED (Note 2f)

  Loss from continuing
    operations                      $(0.26)        $ (0.71)

  Loss from discontinued
    operations                         -             (0.52)

  Loss from reorganization             -             (9.22)

  Loss from charges related
    to First Convertible
    Preferred Stock                    -             (0.40)
                                      ----           -----
  Loss applicable to common
    shareholders                    $(0.26)        $(10.85)
                                      ====           =====

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING - BASIC AND
  DILUTED (Note 2f)              3,533,177       2,010,167
                                 =========       =========




        See accompanying notes to consolidated financial statements.



        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
               Consolidated Statements of Comprehensive Loss

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2001            2000
                                ----------      ----------
NET LOSS FROM OPERATIONS
  BEFORE CHARGES RELATED
  TO FIRST CONVERTIBLE
  PREFERRED STOCK              $  (928,274)   $(21,009,065)

Other comprehensive income
  (loss):
  Unrealized loss on
    marketable securities                         (276,019)
  Reclassification
    adjustment for
    unrealized gain
    included in net loss          (169,800)

                                 ---------      ----------
COMPREHENSIVE LOSS             $(1,098,074)   $(21,285,084)
                                 =========      ==========


        See accompanying notes to consolidated financial statements.

       Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
              Consolidated Statements of Shareholders' Equity
               Fiscal Years Ended September 30, 2000 and 2001


                                                               First Convertible
                                        Common Stock           Preferred Stock     Additional
                                  -----------------------    -------------------   Paid-in     Accumulated
                                    Shares      Par Value     Shares   Par Value   Capital       Deficit
                                  -----------  ----------    --------- ---------  -----------  ------------


Balance, October 1, 1999          243,578,142  $9,743,126    523,784   $          $53,511,948  $(66,782,715)

Penalty on First Convertible
  Preferred Stock                                                                                  (798,771)

Stock option costs                                                                     49,974

Exercise of option on First
  Convertible Preferred Stock                                 84,130     8,413         (8,413)

1-for-500 reverse split of
  common stock and change in
  par value from $0.04 to $0.01  (243,090,986) (9,738,254)                          9,738,254

Cancellation or conversion of
  shares of First Convertible
  Preferred Stock into common
  Stock                             3,203,707      32,037   (607,914)   (8,413)    27,158,912

Common stock repurchase
  obligation                          (53,413)       (534)                            (52,879)

"Fresh-Start" accounting
  adjustments                                                                     (87,507,653)   87,507,653

Shares not presented to transfer
  agent for exchange                 (104,273)     (1,043)                              1,043

Spin-off of Resource Ventures,
  Inc. to shareholders                                                               (877,502)



                                   (continued)

        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
              Consolidated Statements of Shareholders' Equity
               Fiscal Years Ended September 30, 2000 and 2001


                                         Accumulated
                                            Other
                                        Comprehensive
                                        Income (Loss)        Total
                                        -------------     -----------


Balance, October 1, 1999                $(3,149,678)    $ (6,677,319)

Penalty on First Convertible
  Preferred Stock                                           (798,771)

Stock option costs                                            49,974

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


                                   (continued)

        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Consolidated Statements of Shareholders' Equity (continued)
               Fiscal Years Ended September 30, 2000 and 2001


                                                           First Convertible
                                       Common Stock         Preferred Stock     Additional
                                  ----------------------- -------------------    Paid-in     Accumulated
                                     Shares     Par Value   Shares  Par Value    Capital       Deficit
                                  -----------  ---------- --------- ---------  ----------- ------------

Comprehensive loss:
  Net loss for the period                      $                                $           $(21,009,065)
  Other comprehensive loss:
    Unrealized loss on investments
(276,019)
                                  -----------  ----------  --------- -------   -----------  ------------
Balance, September 30, 2000         3,533,177      35,332       -        -       2,013,684    (1,082,898)

Comprehensive loss:
  Net loss for the period                                                                       (928,274)
  Other comprehensive loss:
    Reclassification adjustment
                            for unrealized gain
      included in net loss
                                  -----------  ----------  --------- -------   -----------  ------------
Balance, September 30, 2001         3,533,177  $   35,332       -        -      $ 2,013,684 $ (2,011,172)
                                  ===========  ==========  ========= =======   ===========  ============



                                   (continued)


        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries Consolidated Statements of Shareholders' Equity (continued)
               Fiscal Years Ended September 30, 2000 and 2001


                                   Accumulated
                                      Other
                                   Comprehensive
                                   Income (Loss)         Total
                                  -------------      -----------


Comprehensive loss:
  Net loss for the period                           $(21,009,065)
  Other comprehensive loss:
    Unrealized loss on investments                      (276,019)
(276,019)
                                  -------------      -----------
Balance, September 30, 2000             169,800        1,135,918

Comprehensive loss:
  Net loss for the period                               (928,274)
  Other comprehensive loss:
    Reclassification adjustment
      for unrealized gain
      included in net loss            (169,800)         (169,800)
                                  -------------      -----------
Balance, September 30, 2001        $      -           $   37,844
                                   =============      ==========




        See accompanying notes to consolidated financial statements.



        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
                   Consolidated Statements of Cash Flows

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2001            2000
                                ----------      ----------
OPERATING ACTIVITIES
Net loss from operations
  before charges related
  to First Convertible
  Preferred Stock               $ (928,274)   $(21,009,065)
  Adjustments to reconcile
    net loss to net cash
    used in continuing
    operating activities:
      Loss from
        discontinued
        operations                    -          1,040,097
      "Fresh-Start"
        accounting
        adjustments to
        the carrying
        value of assets
        and liabilities               -         17,604,326
      Depreciation and
        amortization                11,948          11,687
      Stock option costs              -             49,974
      Loss on disposition
        and write-down
        of marketable
        securities                 307,302         193,544
      Amortization of
        discount on
        marketable
        securities                    -            (38,692)



                                (continued)


        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
             Consolidated Statements of Cash Flows (continued)

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2001            2000
                                ----------      ----------
OPERATING ACTIVITIES (continued)
      Changes in operating
        assets and liabilities:
        (Increase) decrease in:
          Accrued interest
            receivable          $   22,920    $      1,960
          Prepaid expenses
            and other
            current assets          42,694         (80,576)
          Other assets               6,935            -
        Increase (decrease) in:
          Accounts payable         (33,172)        121,574
          Accrued
            liabilities             (2,910)         54,199
                                ----------      ----------
  Net cash used in
    continuing operating
    activities                    (572,557)     (2,050,972)
                                ----------      ----------

INVESTING ACTIVITIES
  Purchase of property
    and equipment                     -             (1,175)
  Investment in and
    advances to Resource
    Ventures, Inc.                    -           (476,244)
  Payments from Resource
    Ventures, Inc.                 226,244            -
  Increase in amounts
    due from Resource
    Ventures, Inc.                 (77,393)           -
  Advances to
    discontinued
    operations                        -           (182,000)
  Proceeds from
    disposition
    of marketable
    securities                      52,448         932,823
                                ----------      ----------
  Net cash provided by
    investing activities           201,299         273,404
                                ----------      ----------




                                (continued)


        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
             Consolidated Statements of Cash Flows (continued)

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2001            2000
                                ----------      ----------
FINANCING ACTIVITIES
  Decrease in common
    stock repurchase
    obligation                  $  (48,909)   $    (10,000)
                                ----------      ----------
  Net cash used in
    financing activities           (48,909)        (10,000)
                                ----------      ----------

CASH AND CASH EQUIVALENTS:
  Net decrease                    (420,167)     (1,787,568)
  At beginning of year             488,783       2,276,351
                                ----------      ----------
  At end of year                $   68,616    $    488,783
                                ==========      ==========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

Cash paid for interest          $    4,724    $       -
                                ==========      ==========

Cash paid for taxes             $     -       $     17,371
                                ==========      ==========



                                (continued)


        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
             Consolidated Statements of Cash Flows (continued)


                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2001            2000
                                ----------      ----------
SUPPLEMENTAL DISCLOSURE
  OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Penalty on First
    Convertible
    Preferred Stock             $     -       $    798,771
  Unrealized (gain) loss on
    marketable securities         (169,800)        276,019
  Liabilities reclassified
    from current to
    "subject to compromise"
    as a result of
    bankruptcy proceeding             -          5,836,126
  Adjustments relating
    to implementation of
    confirmed Plan of
    Reorganization:
    Shares of First
      Convertible Preferred
      Stock converted into
      common stock                    -         27,190,948
    Adjustments to common
      stock to reflect
      1-for-500 reverse
      stock split and
      change in par value             -          9,738,254
    Common stock repurchase
      obligation                      -             53,413
    Transfer of accumulated
      deficit to additional
      paid-in capital                 -         87,507,653
    Common stock repurchased          -              4,504
    Spin-off of Resource
      Ventures, Inc. to
      shareholders                    -            877,502
    Shares not presented to
      transfer agent for
      exchange                        -              1,043






        See accompanying notes to consolidated financial statements.


        Aries Ventures Inc. (formerly Casmyn Corp.) and Subsidiaries
                 Notes to Consolidated Financial Statements
               Fiscal Years Ended September 30, 2001 and 2000


1.   Organization and Business

     a.   Organization

     Aries Ventures Inc., a Nevada corporation ("Aries"), is the successor to Casmyn Corp., a Colorado corporation ("Casmyn"). Unless the context indicates otherwise, Aries and its subsidiaries are collectively referred to herein as the "Company". At September 30, 2001, Aries had one subsidiary, Auromar Development Corporation, an inactive British Columbia corporation.

     Aries was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn. On April 28, 2000, Casmyn was merged with and into Aries, with Aries being the surviving corporation, in conjunction with the reorganization of Casmyn as described below.

     b.   Business

     During the fiscal year ended September 30, 2000, the Company's only operating activities were conducted through its Zimbabwe subsidiary, which is engaged in gold mining activities in Zimbabwe (a country located in southern Africa). As a result of the Zimbabwe subsidiary being spun-off to all of the Company's shareholders effective July 1, 2000, the Zimbabwe subsidiary's operations were classified for accounting purposes as discontinued operations during the fiscal year ended September 30, 2000. The Zimbabwe subsidiary was owned by the Company through June 30, 2000, and subsequently by a separate company, Resource Ventures, Inc., a Nevada corporation, which was spun-off to all of the Company's shareholders effective July 1, 2000. The Zimbabwe subsidiary, Casmyn Mining Zimbabwe (Private) Ltd., is a wholly-owned subsidiary of Casmyn Mining Corporation, a Nevada corporation, which was a wholly-owned subsidiary of the Company. The Company's financial statements for the fiscal year ended September 30, 2000 include the discontinued operations of the Zimbabwe subsidiary for the nine months ended June 30, 2000. The Company maintains its corporate offices in the United States. Financial information with respect to the operations of the Zimbabwe subsidiary is presented at Note 3.

     c.   Company Outlook

     As of September 30, 2001, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (see Note 6c), and maintaining the corporate entity. During October 2001, the Company borrowed $500,000 pursuant to unsecured notes payable, with interest at 12% per annum, both principal and interest payable no later than September 30, 2002. Since the Company's major ongoing costs are legal fees and officer compensation, the Company believes that it can reduce or defer such costs consistent with the Company's available working capital resources. The Company believes that its working capital resources, including the $500,000 borrowed during October 2001 and the expected



                                    -58
     proceeds from the settlement of legal claims, are adequate to fund anticipated costs and expenses during the fiscal year ending September 30, 2002.

     d.   Restructuring and Reorganization

     The restructuring and reorganization of the Company is described below. In conjunction with the restructuring and reorganization of the Company, the Company effected an equity recapitalization, including a 1-for-500 reverse split of its 243,578,142 shares of common stock outstanding on April 11, 2000, which has been reflected as indicated below in the consolidated financial statements for the fiscal years ended September 30, 2001 and 2000.

     During the fiscal year ended September 30, 1998, as a result of various actions and transactions authorized by former management over the past few years, the Company encountered severe financial difficulties. These financial difficulties included significant losses, dissipation of the Company's working capital resources, delisting of the Company's common stock from the NASDAQ SmallCap Market, and the Company's defaulting on certain obligations to the holders of the First Convertible Preferred Stock (see Note 9). As a result of these developments, the Board of Directors was reconfigured and new management was appointed to address and resolve these problems, as described below.

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

     In accordance with the Plan, on April 11, 2000, the Company effected a 1-for-500 reverse split of its 243,578,142 shares of common stock



                                    -60
     outstanding. Shareholders owning less than 50,000 shares of common stock on April 11, 2000 were entitled to receive a cash payment of $1.00 per share after adjusting for the 1-for-500 reverse stock split. Any certificates for old common and preferred stock not presented to the Company's transfer agent by the close of business on April 10, 2001 were automatically cancelled without any further notice or action by the Company. In conjunction with the shares of common stock being issued to preferred and common shareholders pursuant to the Plan, the Plan also authorized the issuance of certain common stock purchase warrants to such recipients.

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

     When new management was appointed on October 1, 1998, the Company had a shareholders' deficiency of approximately $(21,600,000). Between October 1998 and September 2002, as a result of new management's successful efforts to restructure and recapitalize the Company and to pursue various legal claims, the Company's shareholders' equity



                                    -61
     increased by over $26,000,000, to approximately $4,700,000 at September 30, 2002, which consists primarily of cash (see Note 6c). In addition, shareholders of record on July 1, 2000 received an identical equity interest in the Company's former mineral assets, consisting primarily of the Zimbabwe gold mining properties, through the spin-off of the Company's former Nevada subsidiary.

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

     Significant adjustments to the Company's consolidated financial statements as a result of confirming the Plan on March 31, 2000, adopting fresh-start reporting and distributing all of the shares of Resource are summarized as follows: (i) all of the 523,784 shares of First Convertible Preferred Stock outstanding were cancelled, and each cancelled share of First Convertible Preferred Stock became convertible into 5.27 shares of common stock under the Plan. Approximately $27,589,000 of liabilities, consisting of delisting charges of $6,122,000 and contractual redemption amounts of $21,467,000 related to the First Convertible Preferred Stock, were liquidated by the cancellation of the shares of First Convertible Preferred Stock and their conversion into common stock under the Plan;
     (ii) a 1-for-500 reverse split of the 243,578,132 shares of common stock outstanding was effected on April 11, 2000. Shareholders owning less than 50,000 shares of common stock were entitled to receive a cash payment of $1.00 per share after adjusting for the 1-for-500 reverse stock split. The Company disbursed $53,413 in this regard, of which $48,909 was paid subsequent to September 30, 2000; (iii) accumulated deficit at March 31, 2000 of $87,507,653 was eliminated against additional paid-in capital; (iv) based in part on the advice of a mining consulting firm, the Company's assets, consisting primarily of property and equipment owned by the Company's Zimbabwe subsidiary and utilized in gold mining operations in Zimbabwe, were reduced to a net fair value of approximately $1,000,000 at March 31, 2000, resulting in a charge to operations of approximately $17,600,000 at March 31, 2000, as a result of various factors related to the operations of the Company's subsidiary in Zimbabwe, including political instability, economic uncertainties, operational difficulties, a lack of comparable transactions, and various other


                                    -62
     risks. Subsequent to March 31, 2000, the political and economic environment in Zimbabwe has continued to deteriorate; (v) direct incremental costs of the bankruptcy reorganization aggregated approximately $931,000, consisting of legal fees of $482,000 and administrative costs (including management bonuses) of $449,000, which were charged to operations at March 31, 2000; (vi) effective July 1, 2000, the Company's Board of Directors authorized the distribution of all of the shares of common stock of Resource to the Company's shareholders of record on April 11, 2000. Accordingly, shareholders entitled to exchange their old securities for new securities pursuant to the Plan received one share of common stock and one common stock purchase warrant (designated as the "Series A" warrants) in Aries and Resource, respectively. Approximately 3,533,000 shares of common stock and 3,533,000 Series A warrants were issued and outstanding in Aries and in Resource upon implementation of the Plan; (vii) in conjunction with the distribution of the shares of Resource effective July 1, 2000, the Company transferred all of its mining assets and operations, including related liabilities, with an adjusted net book value of approximately $1,000,000, and $250,000 cash to Resource. Aries retained cash and investments of approximately $2,150,000 at June 30, 2000, as well as certain litigation rights (see Note 6); and (viii) the implementation of the Plan resulted in the Company's shareholders' equity increasing by $11,361,875, from $(8,435,357) at December 31, 1999 to $2,926,518 at March 31, 2000, in spite of write-downs of $17,604,326 resulting from the adoption of "fresh-start reporting" as of March 31, 2000.

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

     Comparative financial statements that straddle a confirmation date normally are not presented under fresh-start reporting, although the Company has elected to present only one set of financial statements for the fiscal year ended September 30, 2000. The Company believes that the presentation of two separate financial statements for the six months ended March 31, 2000 and the six months ended September 30, 2000 would not provide more meaningful information on the financial effect of the Company's bankruptcy reorganization. The Company believes that its continuing operations for the fiscal year ended September 30, 2000 are comparable to its continuing operations for the fiscal year ended September 30, 2001, since the mining operations of the Company's Zimbabwe subsidiary, which were the only revenue-generating operations that the Company had during such periods, were presented for accounting purposes as a discontinued operation for all periods presented, and were spun-off to the Company's shareholders on July 1, 2000. Reorganization costs have been shown separately in the statement of operations for the fiscal years ended September 30, 2001 and 2000.

     The Company has arrived at this determination based on several factors. New management was appointed to replace former management on October 1, 1998, and directed the operations of the Company for the fiscal years ended September 30, 1999, 2000 and 2001. The gold mining operations conducted by the Zimbabwe subsidiary were not included in



                                    -63
     the Company's Chapter 11 bankruptcy proceedings, and continued to operate under the direction of local management during the reorganization period. Exclusive of the fresh-start adjustment to the carrying value of the Zimbabwe subsidiary's mining assets, there were no other significant adjustments to the Company's assets and liabilities that would make the statements of operations not comparable or the information contained therein not meaningful.


2.   Basis of Presentation

     a.   Principles of Consolidation

     The consolidated financial statements include the operations of the Company and its wholly-owned and controlled subsidiaries. As a result of the Zimbabwe subsidiary being spun-off to the Company's shareholders effective July 1, 2000, the operations of the Company's Zimbabwe subsidiary were accounted for as a discontinued operation during the fiscal year ended September 30, 2000. All intercompany accounts and transactions have been eliminated on consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

     d.   Short-Term Investments

     The Company classified all short-term investments in other companies with original maturities in excess of three months as "available-for-sale" securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Short-term investments consist of both equity securities and debt securities. Debt securities consist primarily of corporate securities and mortgage securities backed by the United States government. The Company records such securities initially at cost, and subsequently adjusts the carrying value of these securities for changes in the fair value at each balance sheet date. Accordingly, these securities are reported at fair value, with unrealized gains and losses on these securities recorded in


                                    -64
     accumulated other comprehensive income (loss), a separate component of shareholders' equity (deficiency), except that declines in market value determined to be other than temporary are recognized in calculating net income (loss). Fair values are determined by reference to quoted market prices. In determining realized gains or losses, cost is determined by specific identification.

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

     f.   Loss Per Common Share

     Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the fiscal years ended September 30, 2001 and 2000 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the fiscal years ended September 30, 2001 and 2000. Loss per common share calculations for the fiscal years ended September 30, 2001 and 2000 reflect the 1-for-500 reverse split of outstanding shares of common stock effective April 11, 2000. As of September 30, 2001, potentially dilutive securities consisted of Series A common stock purchase warrants and stock options to acquire 3,533,177 shares and 353,318 shares, respectively.

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

     h.   Fair Value of Financial Instruments

     The Company believes that the carrying value of the its cash and cash equivalents, marketable securities, account receivable, accounts payable and accrued liabilities as of September 30, 2001 and 2000 approximates their respective fair values due to the demand or short-term nature of those instruments.


                                    -65

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

     j.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring companies to record derivative financial instruments on their balance sheets as assets or liabilities and measure them at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In September 2000, the FASB issued sfas No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". The Company's adoption of these statements effective October 1, 2000 did not have any effect on the Company's financial statement presentation or disclosures.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 on July 1,



                                    -66

     2001 did not have any effect on the Company's financial statement presentation or disclosures.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not expect that the adoption of SFAS No. 142 will have any effect on the Company's financial statement presentation or disclosures.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this statement effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have any effect on the Company's financial statement presentation or disclosures.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company does not anticipate that the adoption of SFAS No. 144 will have any effect on the Company's financial statement presentation or disclosures.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption



                                    -67
     of SFAS No. 146 will have any effect on the Company's financial statement presentation or disclosures.


3.   Discontinued Operations; Segment and Geographic Information

     During the fiscal year ended September 30, 2000, the Company, through its discontinued Zimbabwe subsidiary (which was spun-off to all of the Company's shareholders on July 1, 2000), operated in one business segment, gold mining. The Zimbabwe subsidiary's operations have been presented as a discontinued operation in the financial statements. The Zimbabwe subsidiary's mining operations produced gold that was required to be sold to the Reserve Bank of Zimbabwe. During the nine months ended June 30, 2000, the Zimbabwe subsidiary sold 8,295 ounces of gold. The gold mining operations in Zimbabwe were operated as a separate business entity by local management and do not include the allocation of any expenses incurred by the Company's United States corporate office.

     During the fiscal years ended September 30, 2001 and 2000, the Zimbabwe subsidiary did not transfer any funds to the Company. During the fiscal year ended September 30, 2000, the Company advanced $182,000 to or on behalf of the Zimbabwe subsidiary's discontinued operations.

     In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of Resource effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which has been reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource at September 30, 2000 of $226,244 was received by the Company during the fiscal year ended September 30, 2001. During the fiscal year ended September 30, 2001, the Company allocated certain common corporate services to Resource aggregating $77,393, which has been reflected as due from Resource in the financial statements at September 30, 2001.

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

     Gold produced by the Zimbabwe subsidiary's mining operations is required to be sold to the Reserve Bank of Zimbabwe at the spot 2:00 p.m. London gold price on the day of delivery. Accordingly, revenues from gold sales are directly linked to the price of gold in world commodity trading markets. Depending on fluctuations in the price of gold, it may not be commercially feasible for the Zimbabwe subsidiary to continue to operate the mining properties. Under such circumstances, the Zimbabwe subsidiary may be required to recognize a charge to operations to reflect a write-down of the carrying value of



                                    -68
     its mineral properties and fixed assets related to gold production, and it may have to curtail or cease mining operations for an indefinite period of time. If the Zimbabwe subsidiary were to cease mining operations, it may not be able to restart them.

     The spot 2:00 p.m. London per ounce price of gold on September 30, 1999 and June 30, 2000 was $299.00 and $288.15, respectively.

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

     The Company's gold mining assets and operations were located in Zimbabwe. The Company conducted its mining operations in Zimbabwe through its indirect wholly-owned subsidiary, Casmyn Mining Zimbabwe (Private) Ltd. The laws of Zimbabwe require government approval to conduct exploration and mining activities. Casmyn Mining Zimbabwe (Private) Ltd. received the necessary approvals from the Zimbabwe Investment Center on May 23, 1995 and from the Reserve Bank of Zimbabwe in December 1995. The Zimbabwe subsidiary believes that its relationship with the government of Zimbabwe is satisfactory. The Zimbabwe subsidiary is required to sell its gold production to the Reserve Bank of Zimbabwe at the world spot gold price, and during the fiscal year ended September 30, 2000, it received payment in Zimbabwe dollars.

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

     As of September 30, 1999 and June 30, 2000, US$1.00 was equivalent to ZIM$38.60 and ZIM$38.35, respectively. During the fiscal year ended



     September 30, 2000, the average conversion rate for US$1.00 was approximately ZIM$40.37.

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

     The conversion rate of the Zimbabwe dollar into the United States dollar is fixed by the government of Zimbabwe, and the government's adjustment of the currency conversion rate has not approached Zimbabwe's inflation rate. Zimbabwe's inflation rate has greatly exceeded the change in Zimbabwe's currency exchange rate versus the United States dollar, particularly during the fiscal year ended September 30, 2000, when the annual inflation rate was approximately 70% but the exchange rate remained relatively stable.

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

     Zimbabwe has also recently experienced substantial social and political instability, which could significantly disrupt the Zimbabwe subsidiary's mining operations. There has been violence, primarily directed against white farmers, and the government of Zimbabwe has allowed the seizure of white-owned farms by black "war veterans". It



                                    -70
     has been reported that the government of Zimbabwe has publicly discussed the expropriation of privately-owned mining properties in Zimbabwe.

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

     c.   Foreign Currency Translation

     Prior to October 1, 1997, the functional currency of the Zimbabwe subsidiary's operations was the Zimbabwe dollar. Accordingly, balance sheet accounts were translated into United States dollars using the exchange rate in effect at the balance sheet date while revenue and expense accounts were translated using the weighted average exchange rate prevailing during each year. The gains or losses resulting from such translation were recorded in the accumulated foreign currency translation account, which is included as a component of accumulated other comprehensive loss in shareholders' deficiency. During the three months ended December 31, 1997, the Zimbabwe currency experienced devaluation in excess of 40%. As a result of the significant devaluations during that period and for the fiscal year ended September 30, 1998, and the resultant effect on the annual rate of inflation in Zimbabwe, management determined that the Zimbabwe currency was no longer appropriate as a functional currency. As a result, effective October 1, 1997, the United States dollar was adopted as the functional currency for the Zimbabwe subsidiary's operations. Non-monetary assets and liabilities are translated into United States dollars at historical rates, which for the pre-existing balances was the rate in effect at October 1, 1997 of approximately US$1.00 = ZIM$13.00. Amortization and other charges related to non-monetary items are translated into United States dollars using the same exchange rate. Revenue and expense accounts continue to be translated using the weighted average exchange rate prevailing during the reporting period. The average exchange rate for US$1.00 for the fiscal year ended September 30, 2000 was approximately ZIM$40.37. As a result of the change in functional currency from the Zimbabwe dollar to the United States dollar effective October 1, 1997, translation adjustments arising from the Zimbabwe operations since that date are reflected in the statement of operations.

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

     Estimated future reclamation and remediation costs (undiscounted) and related liabilities, which are based principally on the Company's interpretation of current local environmental and regulatory requirements, are accrued and expensed principally by the units-of-production method based on estimated quantities of ore which can be recovered economically in the future from known mineral deposits. Remediation liabilities are recognized and expensed based upon the Zimbabwe subsidiary's determination that a liability has been incurred and where a minimum cost or reasonable estimate of the cost can be determined. Although the Zimbabwe subsidiary updates these



                                    -72
     estimates regularly, the Zimbabwe subsidiary's estimates of its ultimate reclamation liabilities could change significantly as a result of changes in regulations or cost estimates. Changes in estimates are reflected in the statement of operations in the period in which an estimate is revised.

     During the nine months ended June 30, 2000, the Zimbabwe subsidiary recognized a provision for reclamation and remediation of $24,585. Management of the Zimbabwe subsidiary believes that it is in full compliance with all current environmental and regulatory requirements in Zimbabwe.

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

     As a result of the Zimbabwe subsidiary being spun-off to the Company's shareholders effective July 1, 2000, the Company's financial statements for the fiscal year ended September 30, 2000 included the discontinued operations of the Zimbabwe subsidiary only for the nine months ended June 30, 2000, which is presented below. The Company had no other significant operations during the fiscal year ended September 30, 2001 and 2000.

     As a result of confirmation of the Plan on March 31, 2000, the Company adopted "fresh-start reporting" effective March 31, 2000 (see Note 1), which resulted in a charge to operations of $17,604,326, of which $14,067,076 was allocable to the Zimbabwe subsidiary. The Company "pushed-down" the impact of fresh-start reporting to the Zimbabwe subsidiary.



                         Casmyn Mining Corporation
                          Statement of Operations
                      Nine Months Ended June 30, 2000


        Revenues:
          Gold sales            $  2,349,834
                                  ----------

        Costs and Expenses:
          Mineral production       2,296,234
          Depreciation,
            depletion and
            amortization             933,944
          General and
            administrative           197,406
          Provision for
            reclamation
            and remediation           24,585
                                  ----------
                                   3,452,169
                                  ----------

        Loss from operations      (1,102,335)

        Other income, net             62,238
        "Fresh-Start"
          accounting
          adjustments to
          the carrying
          value of assets
          and liabilities        (14,067,076)
                                  ----------
        Net loss                $(15,107,173)
                                  ==========




                         Casmyn Mining Corporation
                               Balance Sheet
                               June 30, 2000


        ASSETS
        Current Assets:
          Cash                   $      -
          Trade receivable           153,598
          Mining supplies            510,463
          Prepaid expenses and
            other current assets       3,088
                                  ----------
                                     667,149
                                  ----------

        Property and Equipment       992,919
          Less accumulated
            depreciation,
            depletion and
            amortization            (302,001)
                                  ----------
                                     690,918
                                  ----------
                                 $ 1,358,067
                                  ==========


     LIABILITIES AND SHAREHOLDER'S DEFICIENCY

     Current Liabilities:
          Bank overdraft         $    36,481
          Accounts payable           369,880
          Accrued liabilities         37,069
          Reserve for
          reclamation and
          remediation                257,885
                                  ----------
                                     701,315
                                  ----------

     Investments and
       advances by
       parent company             26,940,198
                                  ----------
     Shareholder's
       deficiency, net           (26,283,446)
                                  ----------
                                 $ 1,358,067
                                  ==========



4.   Marketable Securities

     The Company's marketable securities consisted of investments in common stock, corporate bonds and government-backed mortgage securities. At September 30, 2001 and 2000, the aggregate market value of such securities was $24,000 and $553,550, respectively.

     Pursuant to the requirements of fresh-start reporting, investments in marketable securities were adjusted to fair market value at March 31, 2000.

     During the fiscal years ended September 30, 2001 and 2000, the Company sold 420,000 shares and 85,000 shares of common stock in an unaffiliated public company and realized a gain (loss) of $(42,546) and $4,537, respectively. The Company also recorded a permanent impairment of $261,606 on its investment in common stock during the fiscal year ended September 30, 2001, including a reclassification adjustment of $169,800 previously reflected in accumulated other comprehensive income.



     At September 30, 2001 and 2000, the Company recorded a write-down of $6,000 and $193,345, respectively, on its investment in corporate bonds to reflect a permanent decline in market value.

5.   Property and Equipment

     Property and equipment at the Company's corporate offices consisted of the following at September 30, 2001 and 2000:


                                           2001         2000
                                          ------       ------
     Furniture, fixtures and
       office equipment                  $25,844      $25,844

     Less:  accumulated depreciation
       and amortization                  (17,856)      (5,908)
                                          ------       ------
                                         $ 7,988      $19,936
                                          ======       ======


     Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

     Pursuant to the requirements of fresh-start reporting, property and equipment was adjusted to fair market value at March 31, 2000.


6.   Commitments and Contingencies

     a.   Operating Leases

     The Company leases its executive and administrative offices and certain office equipment under non-cancelable operating leases with initial terms in excess of one year. Future minimum lease payments required under these leases were as follows at September 30, 2001:

     Fiscal Year
     Ending September 30,
     --------------------

        2002                      $ 27,705
        2003                         6,926
                                   -------
                                  $ 34,631
                                   =======


     Related rent expense for the fiscal years ended September 30, 2001 and 2000 was $26,040 and $27,061, respectively.

     b.   Employment Agreements

     The Company entered into three-year employment agreements dated September 1, 1999 with Mark S. Zucker, the President and Chief Executive Officer, and with Robert N. Weingarten, the Chief Financial Officer, with minimum annual compensation of $250,000 and $120,000, respectively, as well as certain reorganization bonuses. The


                                    -77
     employment agreements provide that in the event of a change in majority ownership of the Company, each employee has the option to terminate his employment with the Company and receive a payment equal to three times his base annual salary. Effective October 1, 2000, Mr. Zucker and Mr. Weingarten voluntarily agreed to permanently reduce their base annual compensation by 50%, equivalent to $185,000. Effective October 1, 2003, Mr. Zucker voluntarily agreed to permanently reduce his base annual compensation by an additional 52%, equivalent to $65,000.

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


7.   Income Taxes

     The Company and its subsidiaries do not file consolidated tax returns. As of September 30, 2001, the Company had federal net operating loss carryforwards of approximately $75,000,000 expiring in various years




                                    -78
     through 2021, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

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

     The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at September 30, 2001 and 2000:


                                              September 30,
                                      ------------------------------
                                          2001              2000
                                      ------------      ------------
     Deferred tax assets
       Operating loss carryforward    $ 28,432,000      $ 28,212,000
       Valuation allowances                170,000            16,000
       Depreciation                          2,000             1,000
                                        ----------        ----------
                                        28,604,000        28,229,000
     Less:  Valuation allowance        (28,604,000)      (28,229,000)
                                        ----------        ----------
     Net deferred tax assets          $     -           $     -
                                        ==========        ==========


     As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax benefit has been recorded at September 30, 2001 and 2000. The provision for income taxes using the statutory federal income tax rate as compared to the Company's effective tax rate is summarized below:

                                              September 30,
                                      ------------------------------
                                          2001              2000
                                      ------------      ------------

     Tax benefit at statutory
       rate                              (34.0%)            (34.0%)
     Adjustments to change in
       valuation allowance                34.0%              34.0%
                                          ----               ----
                                           0.0%               0.0%
                                          ====               ====


8.   Related Party Transactions

     Related party transactions for the fiscal years ended September 30, 2001 and 2000 are summarized as follows:

     a. During the fiscal years ended September 30, 2001 and 2000, a director of the Company received an annual board consulting fee of approximately $13,000 and $26,000, respectively.

     b. During the fiscal year ended September 30, 2001 and 2000, directors fees to non-officer directors aggregated $10,000 and $2,500, respectively.

     c. In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of the




                                    -79

          Zimbabwe subsidiary effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which has been reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource as of September 30, 2000 of $226,244 was received by the Company during the fiscal year ended September 30, 2001. During the fiscal year ended September 30, 2001, the Company allocated certain common corporate services to Resource aggregating $77,393, which has been reflected as due from Resource in the financial statements at September 30, 2001.


9.   Shareholders' Equity

     a.   Common Stock

     As of September 30, 2001, the Company had authorized 50,000,000 shares of common stock with a par value of $0.01 per share.

     b.   Preferred Stock

     As of September 30, 2001, the Company had authorized 10,000,000 shares of preferred stock with a par value $0.01 per share.

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



                                    -80

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




                                    -81

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

     As a result of the default caused by the delisting of the Company's common stock from the NASDAQ SmallCap Market on July 31, 1998, which occurred under the auspices of former management, the Company recorded a penalty with respect to the First Convertible Preferred Stock of $798,771 for the fiscal year ended September 30, 2000, which was not paid.

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

     c. Adjustments to Common Stock and Preferred Stock Resulting from Confirmation of Plan on March 31, 2000

     Pursuant to the confirmed Plan, all of the 523,784 shares of First Convertible Preferred Stock outstanding were cancelled, and each cancelled share of First Convertible Preferred Share became convertible into 5.27 shares of common stock. The shares of First Convertible Preferred Stock represented substantially all of Casmyn's debt obligations, with aggregate claims in excess of $27,000,000. In accordance with the Plan, creditors and preferred shareholders received approximately 85% of the common equity, and existing common shareholders received approximately 15% of the common equity, subject to certain adjustments authorized by the Plan. Approximately 3,533,000




                                    -82
     shares of common stock were issued and outstanding upon implementation of the Plan.

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

     d.   Stock Options

     At September 30, 1999, there were options outstanding to purchase 1,608,000 shares of common stock at exercise prices ranging from $0.04 to $7.00 per share, of which an aggregate of 1,306,875 options were exercisable under the Company's then-existing stock option plans. All of the options to acquire common stock were cancelled effective April 11, 2000 as a result of the confirmation of the Plan (see Note 1).

     Effective January 18, 1999, the Board of Directors of the Company granted the Company's current President and Chief Executive Officer a stock option to purchase 75,807 shares of First Convertible Preferred Stock, adjustable for the quarterly dividend, at an exercise price of $2.00 per share, which in the judgement of the Board of Directors approximated fair market value at the grant date. The stock option was vested and exercisable immediately through December 23, 1999, and was subject to annual renewal if not terminated by the Board of Directors. The stock option was exercised in April 2000 in conjunction with the confirmation of the Plan (see Note 1). As a result of the cashless exercise provision of this stock option, the Company recorded a charge to operations of $49,975 for the fiscal year ended September 30, 2000.

     As a result of the cancellation of all common stock options effective April 11, 2000 upon confirmation of the Plan and the impracticality of estimating the fair value of the preferred stock option, pro forma financial information has not been presented for the fiscal year ended September 30, 2000.

     Pursuant to the confirmed Plan, the Company was authorized to adopt an Employee Stock Option Plan, providing for the granting of stock options for up to 10% of the total outstanding shares of common stock of the Company (353,318 shares), and a Management Incentive Stock Option Plan, providing for the granting of stock options for up to 7% of the total outstanding shares of common stock of the Company (247,322 shares), as of April 11, 2000, the effective date of the confirmed Plan, which represent stock options to acquire an aggregate of 600,640 shares of common stock. As of September 30, 2000, no options had been granted under these stock option plans. On November 1, 2000, the Company granted stock options under these stock option plans to management and directors aggregating 353,318 shares of common stock, exercisable for a period of five years at $0.23 per




                                    -83
     share, which was fair market value on the date of grant. The stock options vest in equal annual increments on September 30, 2001, 2002 and 2003.

     Option activity for the fiscal year ended September 30, 2001 is as follows:


                                                           Remaining
                                                          Contractual
                                  Number of   Exercise       Life
                                   Options     Price      (in years)
                                  ---------   --------    -----------
     Balance outstanding,
       October 1, 2000                 -         $  -
     Options granted                353,318       0.23
     Options exercised                 -            -
     Options expired                   -            -
                                    -------
     Balance outstanding,
       September 30, 2001           353,318      $0.23        3.9
                                    =======       ====        ===

     Options exercisable
       at September 30, 2001        117,773      $0.23        3.9
                                    =======       ====        ===


     The fair value of the stock options granted during the fiscal year ended September 30, 2001 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate 5%; dividend yield of 0%; stock price volatility of 100%; and expected life of five years. Had compensation cost for grants made under the Employee Stock Option Plan and the Management Incentive Stock Option Plan been determined under SFAS No. 123, the Company would have recorded approximately $18,447 as additional compensation expense during the fiscal year ended September 30, 2001, resulting in a net loss of $946,721 for the fiscal year ended September 30, 2001. Had the Company recorded compensation expense related to the stock options under SFAS No. 123, the net loss per common share would have been $0.27 for the fiscal year ended September 30, 2001.



                                    -84

     e.   Warrants

     Warrant activity for the fiscal year ended September 30, 2001 is as follows:

                                                           Remaining
                                                          Contractual
                                  Number of   Exercise       Life
                                  Warrants     Price      (in years)
                                  ---------   --------    -----------
     Balance outstanding,
       October 1, 2000            3,533,177      $6.00
     Warrants granted                  -           -
     Warrants exercised                -           -
     Warrants expired                  -           -
                                  ---------
     Balance outstanding,
       September 30, 2001
       (all exercisable)          3,533,177      $6.00        2.0
                                  =========       ====        ===

     Warrants exercisable
       at September 30, 2001      3,533,177      $6.00        2.0
                                  =========       ====        ===


     Pursuant to the confirmed Plan (see Note 1d), the Company issued Series A warrants to its shareholders to purchase 3,533,177 shares of common stock. Each Series A warrant entitled the holder to purchase one share of common stock at $6.00 per share through April 11, 2001, which was subsequently extended to October 11, 2003.


10.  Subsequent Event - Notes Payable

     During October 2001, the Company borrowed $500,000 pursuant to unsecured notes payable, with interest at 12% per annum, both principal and interest payable on September 30, 2002. The lender also received 85,000 Class A common stock purchase warrants that had been originally issued to an affiliate of the Company. The Company was obligated to pay the notes from the net proceeds received by the Company from the settlement of its legal claims against other parties that aggregated in excess of $500,000. During August 2002, the notes were paid in full, with interest (see Note 6c). Since the exercise price of the Series A common stock purchase warrants was substantially in excess of the market value of the underlying common stock, the warrants had nominal intrinsic value, and therefore no accounting value was ascribed to the warrants for financial statement purposes.

     Effective November 1, 2001, the Company issued 50,000 shares to the Company's President for arranging the $500,000 loan. The Company recorded general and administrative expense of $1,500 with respect to the issuance of such shares, based on their market value of $0.03 per share on November 1, 2001.


                                    -85

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


                                    -86

10.1 Form of Preferred Stock Investment Agreement dated April 11, 1997, previously filed as an exhibit to the Company's
            Registration Statement on Form S-3 dated July 24, 1997, and incorporated herein by reference.

10.2 Form of Preferred Stock Investment Agreement dated September 2, 1997, previously filed as an exhibit to the Company's
            Registration Statement on Form S-3 dated September 22, 1997, and incorporated herein by reference.

10.3 Services Agreement between Casmyn Corp. and Eaglescliff Corporation effective October 1, 1998, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference. (C)

10.4 Stock Option Agreement between Casmyn Corp. and Mark S. Zucker dated January 18, 1999, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference.
            (C)

10.5 Employment Agreement between Casmyn Corp. and Mark S. Zucker dated September 1, 1999, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference.
            (C)

10.6        Employment Agreement between Casmyn Corp. and Robert N.
            Weingarten dated September 1, 1999, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference. (C)


                                    -87

21          Subsidiaries of the registrant.

99          Certification - Section 906 of the Sarbanes-Oxley Act of 2002

---------------------

(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-KSB.

(C) Indicates compensatory plan, agreement or arrangement.


                                    -88