Form 10QSB
period 2002-06-30
ARIES VENTURES INC
filed 2003-01-14
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended June 30, 2002

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of June 30, 2002, the Company had 3,594,177 shares of common stock issued and outstanding.

     Documents incorporated by reference: None.

                               Aries Ventures Inc.

                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets - June 30, 2002 (Unaudited) and September 30, 2001

               Condensed Statements of Operations (Unaudited) - Three Months and Nine Months Ended June 30, 2002 and 2001

               Condensed Statements of Comprehensive Loss (Unaudited) - Three Months and Nine Months Ended June 30, 2002 and 2001

               Condensed Statements of Cash Flows (Unaudited) - Nine Months Ended June 30, 2002 and 2001

               Notes to Condensed Financial Statements (Unaudited) - Three Months and Nine Months Ended June 30, 2002 and 2001

     Item 2.   Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                               Aries Ventures Inc.
                            Condensed Balance Sheets

                                            June 30,      September 30,
                                              2002             2001
                                           ----------       ----------
                                          (Unaudited)
ASSETS

CURRENT

  Cash and cash equivalents                $  115,707      $    68,616
  Marketable securities                        24,000           24,000
  Due from Resource Ventures, Inc.             45,865           77,393
  Prepaid expenses and other
    current assets                             63,468           43,378
                                           ----------       ----------
                                              249,040          213,387
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         25,844           25,844
  Less:  accumulated depreciation

    and amortization                          (25,364)         (17,856)
                                           ----------       ----------
                                                  480            7,988
                                           ----------       ----------

OTHER

  Deposits                                      2,309            2,309
                                           ----------       ----------
                                          $   251,829      $   223,684
                                           ==========       ==========

                                   (continued)

                               Aries Ventures Inc.
                      Condensed Balance Sheets (continued)

                                            June 30,      September 30,
                                              2002             2001
                                           ----------       ----------
                                          (Unaudited)
LIABILITIES

CURRENT

  Accounts payable                        $    54,195      $   163,801
  Accrued liabilities                          94,516           22,039
  Notes payable                               500,000             -
                                           ----------       ----------
                                              648,711          185,840
                                           ----------       ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - None                  -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding -
    3,594,177 shares at June 30,
    2002 and 3,533,177 shares
    at September 30, 2001                      35,942           35,332
  Additional paid-in capital                2,014,904        2,013,684
  Accumulated deficit                      (2,447,728)      (2,011,172)
                                           ----------       ----------
                                             (396,882)          37,844
                                           ----------       ----------
                                          $   251,829      $   223,684
                                           ==========       ==========


            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)

                                 Three Months Ended June 30,
                                 ---------------------------
                                   2002               2001
                                   ----               ----

REVENUES                         $    -          $       -
                                   -------            -------

COSTS AND EXPENSES
  General and
    administrative                 125,542            113,164
  Legal fees                        10,435             16,669
  Depreciation and
    amortization                     1,533              2,987
  Loss on disposition
    and write-down of
    Marketable
    Securities                        -                 3,000
  Interest expense                  15,420                667
  Interest income                     (588)            (1,938)
  Other expense                        470               -
                                   -------            -------
NET LOSS                         $(152,812)         $(134,549)
                                   =======            =======


LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.04)            $(0.04)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING - BASIC AND
  DILUTED                        3,594,177          3,533,177
                                 =========          =========




            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
             Condensed Statements of Comprehensive Loss (Unaudited)

                                 Three Months Ended June 30,
                                 ---------------------------
                                   2002               2001
                                   ----               ----

NET LOSS                         $(152,812)         $(134,549)

Other comprehensive income
  (loss)                              -                  -
                                   -------            -------
COMPREHENSIVE LOSS               $(152,812)         $(134,549)
                                   =======            =======



            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)

                                  Nine Months Ended June 30,
                                  --------------------------
                                   2002               2001
                                   ----               ----

REVENUES                         $    -          $       -
                                   -------            -------

COSTS AND EXPENSES
  General and
    administrative                 349,506            392,906
  Legal fees                        36,301             77,121
  Depreciation and
    amortization                     7,507              8,961
  Loss on disposition
    and write-down of
    marketable
    securities                        -               307,274
  Interest expense                  43,272              4,011
  Interest income                   (3,777)           (24,364)
  Other expense                      3,747              5,589
                                   -------            -------
NET LOSS                         $(436,556)         $(771,498)
                                   =======            =======



LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.12)            $(0.22)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING - BASIC AND
  DILUTED                        3,587,399          3,533,177
                                 =========          =========



            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
             Condensed Statements of Comprehensive Loss (Unaudited)

                                  Nine Months Ended June 30,
                                  --------------------------
                                   2002               2001
                                   ----               ----

NET LOSS                         $(436,556)         $(771,498)

Other comprehensive income
  (loss):
  Reclassification adjustment
    for unrealized gain
    included in net loss              -              (169,800)
                                   -------            -------
COMPREHENSIVE LOSS               $(436,556)         $(941,298)
                                   =======            =======


            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                  Nine Months Ended June 30,
                                  --------------------------
                                   2002               2001
                                   ----               ----
OPERATING ACTIVITIES
  Net loss                       $(436,556)         $(771,498)
    Adjustments to reconcile
      net loss to net cash
      used in operating
      activities:
        Depreciation and
          amortization               7,507              8,962
        Loss on disposition
          and write-down of
          marketable
          securities                  -               307,274
        Common stock issued
          for services               1,830               -
        Changes in operating
          assets and
          liabilities:
          (Increase)
            decrease in:
            Receivables               -                22,920
            Prepaid expenses
              and other
              current assets       (20,090)            28,171
            Decrease in
              other assets            -                 6,935
          Increase
            (decrease) in:
            Accounts payable      (109,605)           (86,103)
            Accrued liabilities     72,477             13,207
                                   -------            -------
  Net cash used in operating
    activities                    (484,437)          (470,132)
                                   -------            -------


                                   (continued)

                               Aries Ventures Inc.
           Condensed Statements of Cash Flows (Unaudited) (continued)

                                  Nine Months Ended June 30,
                                  --------------------------
                                   2002               2001
                                   ----               ----
INVESTING ACTIVITIES
  Payments from Resource
    Ventures, Inc.               $  77,393          $ 226,244
  Increase in amount due from
    Resource Ventures, Inc.        (45,865)           (72,967)
  Proceeds from disposition
    of marketable securities          -                49,476
                                   -------            -------
  Net cash provided by
    investing activities            31,528            202,753
                                   -------            -------


FINANCING ACTIVITIES
  Decrease in common stock
    repurchase obligation             -               (48,909)
  Proceeds from notes payable      500,000               -
                                   -------            -------
  Net cash provided by (used
    in) financing activities       500,000            (48,909)
                                   -------            -------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)           47,091           (316,288)
  At beginning of period            68,616            488,783
                                   -------            -------
  At end of period               $ 115,707          $ 172,495
                                   =======            =======



            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
               Notes to Condensed Financial Statements (Unaudited)

            Three Months and Nine Months Ended June 30, 2002 and 2001

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

Comments - The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2002, the results of operations for the three months and nine months ended June 30, 2002 and 2001, comprehensive loss for the three months and nine months ended June 30, 2002 and 2001, and cash flows for the nine months ended June 30, 2002 and 2001. The balance sheet as of September 30, 2001 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended June 30, 2002 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2002.

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

Loss Per Share - Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended December 31, 2001 and 2000 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months and nine months ended June 30, 2002 and 2001.

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

4.  Due from Resource Ventures, Inc.

Effective July 1, 2000, pursuant to an order of the Bankruptcy Court, the Company spun-off and distributed to its shareholders all of the common stock of Resource Ventures, Inc., a Nevada corporation ("Resource"), the Company's former wholly-owned subsidiary, which is engaged in gold mining activities in Zimbabwe (a country in southern Africa). During the nine months ended June 30, 2002 and 2001, the Company allocated certain common corporate services to Resource aggregating $45,865 and $72,967, respectively. As of June 30, 2002 and September 30, 2001, amounts due from Resource aggregated $45,865 and $77,393, respectively. During May 2002, Resource paid the Company the September 30, 2001 balance due of $77,393.

5.  Issuance of Securities

Effective November 1, 2001, the Company issued 61,000 shares of its common stock to three individuals for services, including 50,000 shares to the Company's President for arranging the $500,000 loan (see Note 2). During the nine months ended June 30, 2002, the Company recorded general and administrative expense of $1,830 with respect to the issuance of such shares, based on their market value of $0.03 per share on November 1, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

As of June 30, 2002, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (which effort was successfully concluded in September 2002), and maintaining the corporate entity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

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

Results of Operations:

Three Months Ended June 30, 2002 and 2001:

General and Administrative. General and administrative expenses were $125,542 and $113,164 for the three months ended June 30, 2002 and 2001, respectively. Significant components of general and administrative expenses include management and directors' compensation, accounting fees, insurance costs, travel and offices expenses. These costs were incurred to maintain the corporate structure, pursue legal claims and restructure the Company.

Legal Fees. Legal fees were $10,435 and $16,669 for the three months ended June 30, 2002 and 2001, respectively, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims.

Depreciation and Amortization. Depreciation and amortization was $1,533 and $2,987 for the three months ended June 30, 2002 and 2001, respectively.

Loss on Disposition and Write-Down of Marketable Securities. The Company recorded a loss of $3,000 with respect to the disposition and write-down of marketable securities during the three months ended June 30, 2001.

Interest Expense. Interest expense was $15,420 and $667 for the three months ended June 30, 2002 and 2001, respectively. The increase in interest expense in 2002 as compared to 2001 was a result of the $500,000 notes payable financing completed in October 2001.

Interest Income. Interest income was $588 and $1,938 for the three months ended June 30, 2002 and 2001, respectively.

Other Expense.  Other expense was $470 for the three months ended June 30, 2002.

Net Loss. The net loss was $152,812 and $134,549 for the three months ended June 30, 2002 and 2001, respectively.

Nine Months Ended June 30, 2002 and 2001:

General and Administrative. General and administrative expenses were $349,506 and $392,906 for the nine months ended June 30, 2002 and 2001, respectively. Significant components of general and administrative expenses include management and directors' compensation, accounting fees, insurance costs, travel and offices expenses. These costs were incurred to maintain the corporate structure, pursue legal claims and restructure the Company. The reduction in expenses in 2002 as compared to 2001 reflects reduced accounting costs, shareholders' expenses, insurance costs and office expenses.

Legal Fees. Legal fees were $36,301 and $77,121 for the nine months ended June 30, 2002 and 2001, respectively, reflecting efforts to restructure the Company and investigate and evaluate potential legal claims.

Depreciation and Amortization. Depreciation and amortization was $7,507 and $8,961 for the nine months ended June 30, 2002 and 2001, respectively.

Loss on Disposition and Write-Down of Marketable Securities. The Company recorded a loss of $307,274 with respect to the disposition and write-down of marketable securities during the nine months ended June 30, 2001.

Interest Expense. Interest expense was $43,272 and $4,011 for the nine months ended June 30, 2002 and 2001, respectively. The increase in interest expense in 2002 as compared to 2001 was a result of the $500,000 notes payable financing completed in October 2001.

Interest Income. Interest income was $3,777 and $24,364 for the nine months ended June 30, 2002 and 2001, respectively.

Other Expense. Other expense was $3,747 and $5,589 for the nine months ended June 30, 2002 and 2001, respectively.

Net Loss. The net loss was $436,556 and $771,498 for the nine months ended June 30, 2002 and 2001, respectively.

Financial Condition - June 30, 2002:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $115,707 at June 30, 2002, as compared to $68,616 at September 30, 2001, an increase of $47,091. As of June 30, 2002, the Company had a working capital deficit of $399,671, as compared to working capital of $27,547 at September 30, 2001, reflecting current ratios of 0.4:1 and 1.1:1, respectively. The working capital deficit of $399,671 at June 30, 2002 included notes payable of $500,000, which were paid in August 2002.

Operating. The Company's operations utilized cash resources of $484,437 and $470,132 during the nine months ended June 30, 2002 and 2001, respectively.

As of June 30, 2002, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity, seeking recovery from its litigation and claims against former management and certain other entities (which effort was successfully concluded in September 2002), and maintaining the corporate entity.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses during the remainder of the fiscal year ending September 30, 2002.

Investing. During the nine months ended June 30, 2002, net cash provided by investing activities was $31,528, consisting of the repayment of amounts allocated to Resource Ventures, Inc. of $77,393, net of an increase in the amount due from Resource Ventures, Inc. of $45,865. During the nine months ended June 30, 2001, net cash provided by investing activities was $202,753, consisting of the proceeds from the disposition of marketable securities of $49,476 and the repayment of amounts advanced or allocated to Resource Ventures, Inc. of $226,244, net of an increase in the amount due from Resource Ventures, Inc. of $72,967.

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

          Three Months Ended June 30, 2002: None

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