Form 10KSB
period 2002-09-30
ARIES VENTURES INC
filed 2003-01-14
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended September 30, 2002

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had no revenues for the fiscal year ended September 30, 2002.

     The aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $102,000 as of September 30, 2002.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The issuer had 3,311,981 shares of common stock issued and outstanding as of September 30, 2002.

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                     PART I.


ITEM 1.   DESCRIPTION OF BUSINESS

History:

     Aries Ventures Inc. ("Aries" or the "Company") was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn Corp., a Colorado corporation ("Casmyn"). On April 28, 2000, Casmyn was merged with and into Aries, with Aries being the surviving corporation, in conjunction with the reorganization of Casmyn.

Business Overview:

     As of September 30, 2002, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity. The Company is seeking a new business opportunity that will allow it to utilize its federal net operating loss carrryforwards and encourage shareholders to exercise the outstanding Class A common stock purchase warrants, although there can be no assurances that the Company will be successful in this regard. The acquisition of a new business opportunity may result in a change in name and in control of the Company.


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's corporate and administrative offices are located at 28720 Canwood Street, Suite 207, Agoura Hills, California 91301. Such facilities consist of 1,847 square feet and are occupied under an operating lease that expires during the fiscal year ending September 30, 2003.


ITEM 3.   LEGAL PROCEEDINGS

     The Company filed bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code on December 7, 1999, and confirmed its Second Amended Chapter 11 Plan of Reorganization on March 31, 2000, which became effective on April 11, 2000.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

                                    PART II.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a.   Market Information

     From July 14, 2000 through September 30, 2002, the Company's common stock was traded on the over-the-counter market under the symbol "ARVT".

     The following table sets forth the range of closing prices of the Company's common stock as quoted during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Furthermore, such quotations should not be deemed to reflect an "established public trading market". All of the share price information presented below has been adjusted to reflect the 1-for-500 reverse split of the Company's outstanding common stock effective April 11, 2000. The information set forth below was obtained from America Online.


                                            High        Low
                                            ----        ---
Fiscal Year Ended September 30, 2001:

Three months ended -

December 31, 2000                         $ 0.55     $ 0.05
March 31, 2001                              0.68       0.06
June 30, 2001                               0.29       0.06
September 30, 2001                          0.29       0.09


Fiscal Year Ended September 30, 2002:

December 31, 2001                         $ 0.51     $ 0.02
March 31, 2002                              0.45       0.25
June 30, 2002                               0.25       0.15
September 30, 2002                          0.15       0.15


     b.   Holders

     As of September 30, 2002, the Company had 29 shareholders of record with respect to the Company's common stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 900 common shareholders, including shares held in street name, as of September 30, 2002.

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

     d.   Sales of Unregistered Securities

     Pursuant to the Company's confirmed plan of reorganization, the Company was authorized to adopt an Employee Stock Option Plan, providing for the granting of stock options for up to 10% of the total outstanding shares of common stock of the Company (353,318 shares), and a Management Incentive Stock Option Plan, providing for the granting of stock options for up to 7% of the total outstanding shares of common stock of the Company (247,322 shares), as of April 11, 2000, the effective date of the confirmed plan of reorganization, which represent stock options to acquire an aggregate of 600,640 shares of common stock. On November 1, 2000, the Company granted stock options under these stock option plans to management and directors aggregating 353,318 shares of common stock, exercisable for a period of five years at $0.23 per share, which was fair market value on the date of grant. The stock options vest in equal annual increments on September 30, 2001, 2002 and 2003.

     Effective November 1, 2001, the Company issued 61,000 shares of its common stock to three individuals for services, including 50,000 shares to the Company's President for arranging a $500,000 loan. During the fiscal year ended September 30, 2002, the Company recorded general and administrative expense of $1,830 with respect to the issuance of such shares, based on their market value of $0.03 per share on November 1, 2001.

     The shares of common stock and stock options were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview:

     As of September 30, 2002, the Company had no business operations. The

Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity. The Company is seeking a new business opportunity that will allow it to utilize its federal net operating loss carryforwards and encourage shareholders to exercise the outstanding Class A common stock purchase warrants, although there can be no assurances that the Company will be successful in this regard. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Results of Operations - Fiscal Years Ended September 30, 2002 and 2001:

     General and Administrative. General and administrative expenses were $604,622 and $499,963 for the fiscal years ended September 30, 2002 and 2001, respectively. General and administrative expenses increased by $104,659 or 20.9% in 2002 as compared to 2001, primarily as a result of management bonuses of $150,000, offset in part by decreased administrative costs and professional fees.

     Proceeds from Legal Settlements. In conjunction with the Company's bankruptcy proceedings, the Company initiated litigation in courts in the United States, Canada and the Bahamas against various members of former management and other persons and entities. The Company also asserted claims against certain professional firms that had previously provided legal and accounting services to the Company under the auspices of former management.

     During September 2002, the Company concluded legal settlements with respect to all litigation and claims that it had been pursuing in various jurisdictions against the Company's former officers and directors, auditors and legal counsel. These legal settlements provided for aggregate lump-sum cash payments to the Company of $6,901,406, which resulted in net payments of $5,676,406, after deduction for contingency legal fees and other related expenses.

     The completion of the legal settlements terminated all litigation and claims that the Company has been asserting against all of the settling defendants.

     Legal Fees. Legal fees were $1,264,984 and $123,434 for the fiscal years ended September 30, 2002 and 2001. Included in legal fees for the fiscal year ended September 30, 2002 were contingency legal fees of $1,225,000, equivalent to 17.75% of the gross settlement proceeds of $6,901,406.

     Depreciation and Amortization. Depreciation and amortization was $7,727 and $11,948 for the fiscal years ended September 30, 2002 and 2001, respectively.

     Loss on Disposition and Write-Down of Marketable Securities. The

Company recorded a loss of $24,000 and $307,302 for the fiscal years ended September 30, 2002 and 2001, respectively, with respect to the disposition and write-down of marketable securities.

     Interest Expense. Interest expense increased to $54,858 for the fiscal year ended September 30, 2002, as compared to $4,724 for the fiscal year ended September 30, 2001, as a result of the Company borrowing $500,000 in October 2001 and repaying the loan in August 2002.

     Interest Income. Interest income decreased to $6,935 for the fiscal year ended September 30, 2002, as compared to $25,269 for the fiscal year ended September 30, 2001, as a result of reduced interest-bearing cash balances during most of 2002.

     Other Expense. Other expense was $5,112 and $6,172 for the fiscal years ended September 30, 2002 and 2001, respectively.

     Net Income (Loss). As a result of the conclusion of legal settlements in 2002, the Company had net income of $4,947,038 for the fiscal year ended September 30, 2002, as compared to a net loss of $928,274 for the fiscal year ended September 30, 2001.

Consolidated Financial Condition - September 30, 2002:

Liquidity and Capital Resources:

     Overview. The Company's cash and cash equivalents were $4,768,749 at September 30, 2002, as compared to $68,616 at September 30, 2001, an increase of $4,700,133, as a result of the conclusion of the legal settlements in 2002. As of September 30, 2002, the Company's working capital was $4,767,275, as compared to $27,547 at September 30, 2001.

     Operating. Exclusive of the legal settlements received in 2002, net of the related contingency legal fees, of $5,676,406, the Company's operations utilized cash resources of $785,724 during the fiscal year ended September 30, 2002, as compared to utilizing cash resources of $572,557 during the fiscal year ended September 30, 2001, for various general and administrative costs and legal fees, as a result of cash utilized in 2002 to pay management bonuses and to reduce accounts payable.

     As of September 30, 2002, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity. The Company believes that its working capital resources are adequate to fund anticipated costs and expenses during the fiscal year ending September 30, 2003.

     Investing. During the fiscal years ended September 30, 2002 and 2001, the Company generated net cash from investing activities of $26,318 and $201,299, respectively.

     During the fiscal year ended September 30, 2001, the Company received $52,448 from the disposition of marketable securities.

     Effective July 1, 2000, pursuant to an order of the Bankruptcy Court, the Company spun-off and distributed to its shareholders all of the common stock Resource Ventures, Inc., a Nevada corporation ("Resource"), the Company's former wholly-owned subsidiary, which is engaged in gold mining activities in Zimbabwe (a country in southern Africa). During the fiscal years ended September 30, 2002 and 2001, the Company allocated certain common corporate services to Resource aggregating $51,075 and $77,393, respectively. As of September 30, 2002 and 2001, amounts due from Resource aggregated $51,075 and $77,393, respectively. During the fiscal year ended September 30, 2002, Resource paid the Company the September 30, 2001 balance due of $77,393.

     In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of Resource effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which was reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource at September 30, 2000 of $226,244 was received by the Company during the fiscal year ended September 30, 2001.

     As of September 30, 2002, the Company did not have any significant outstanding commitments for capital expenditures.

     Financing. During October 2001, the Company borrowed $500,000 pursuant to unsecured notes payable, with interest at 12% per annum, both principal and interest payable on September 30, 2002. The lender also received 85,000 Series A common stock purchase warrants that had been originally issued to an affiliate of the Company. The Company was obligated to pay the notes from the net proceeds received by the Company from the settlement of its legal claims against other parties that aggregated in excess of $500,000. During August 2002, the notes were paid in full, with interest. Since the exercise price of the Series A common stock purchase warrants was substantially in excess of the market value of the underlying common stock, the warrants had nominal intrinsic value, and therefore no accounting value was ascribed to the warrants for financial statement purposes.

     During September 2002, the Company repurchased and retired 282,196 shares of common stock and 282,196 Series A common stock purchase warrants from an institutional shareholder for a total consideration of $216,867. As a result of the exercise price of the Series A common stock purchase warrants being substantially in excess of the fair market value of the Company's common stock, all of the consideration was allocated to the common shares.

     During the fiscal year ended September 30, 2001, the Company expended $48,909 to repurchase its common stock pursuant to its Second Amended Chapter 11 Plan of Reorganization.

New Accounting Pronouncements:

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did not have any effect on the Company's financial statement presentation or disclosures.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Hollander, Lumer & Co., LLP ("HL") was appointed as the independent accountants for the Company on August 18, 2000, and audited the Company's financial statements for the fiscal years ended September 30, 1999 and 2000. HL's report on the Company's financial statements for the fiscal year ended September 30, 1999 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles; however, such report was modified to reflect substantial doubt about the Company's ability to continue as a going concern. In its report for the fiscal year ended September 30, 2000, HL deleted such modification paragraph relating to the fiscal year ended September 30, 1999. HL's report on the Company's financial statements for the fiscal year ended September 30, 2000 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

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

                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following tables and text set forth the names and ages of all directors and executive officers of the Company as of September 30, 2002. Pursuant to the confirmed Plan, the Board of Directors of the Company is comprised of three classes, with each class having a staggered three-year term. All of the directors serve until their terms expire and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.



                                    DIRECTORS

                                             Date Elected
Name                             Age         as Director
----                             ---         -----------

Class I (term expired
  April 11, 2001):

Mark S. Zucker (1)               41          August 1, 1998

Class II (term expired
  April 11, 2002):

Divo Milan (1)(2)(3)             46          August 21, 1998

Class III (term expires
  April 11, 2003):

Selwyn Kossuth (1)(2)(3)         65          September 26, 1997


-------------------------

(1) Member of the executive committee.

(2) Member of the compensation committee.

(3) Member of the audit committee.

                               EXECUTIVE OFFICERS


                                                     Date First
                                                     Elected as
Name                    Age    Position              Officer
----                    ---    --------              ----------
Mark S. Zucker          41     Chairman of the       October 1,
                               Board of Directors    1998


Robert N. Weingarten    50     President, Chief      November 20,
                               Financial Officer     1998
                               and Secretary


Biographies of Directors and Executive Officers:

Selwyn Kossuth. Mr. Kossuth has had a career in international mining finance and the development of strategic marketing programs. During his career, Mr. Kossuth has served as president and chief executive officer of the Investment Funds Institute of Canada, as executive director and chief operating officer of the Ontario Securities Commission, vice president and director of corporate finance of Nesbitt Thomson, Inc., and president of the Canadian operations of the Hochschild Group. He holds a Bachelor's Degree in Commerce from Stellenbosch University, and a Master's Degree in Law from Oxford University. Mr. Kossuth is an English barrister. Mr. Kossuth serves on the board of governors and audit committee of Royal Bank of Canada Mutual Funds, and is a consultant to the Investment Funds Institute of Canada and to Leon Frazer Associates, Inc. Mr. Kossuth also serves on the board of directors of Resource Ventures, Inc., a public company formerly owned by Aries Ventures Inc.

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

Mark S. Zucker. Mr. Zucker served as President and Chief Executive Officer of the Company from October 1, 1998 through September 30, 2002. Mr. Zucker became a member of the Board of Directors on August 1, 1998. In 2002, Mr. Zucker co-founded and co-manages Dorchester Capital Advisors, LLC, an investment advisory firm. From 1995 through 2000, Mr. Zucker was the founder and managing partner of Anvil Investors, Inc., a financial consulting and advisory firm. From 1991 through 1996, Mr. Zucker was a founding partner and served as Senior Vice

President of Libra Investments, Inc., an investment banking and institutional brokerage firm. Mr. Zucker received a Bachelor of Science Degree from the Wharton School and a Bachelor of Arts Degree from the University of Pennsylvania in 1983. Mr. Zucker serves on the Board of Directors of Resource Ventures, Inc., a public company formerly owned by Aries Ventures Inc.

Robert N. Weingarten. Mr. Weingarten was appointed Chief Financial Officer of the Company on November 20, 1998, and President effective October 1, 2002. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. Since 1979, Mr. Weingarten has served as a consultant to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. Degree in Finance from the University of Southern California in 1975 and a B.A. Degree in Accounting from the University of Washington in 1974. Mr. Weingarten currently serves as an officer of Resource Ventures, Inc., a public company formerly owned by Aries Ventures Inc.

Family Relationships among Directors and Executive Officers:

     There were no family relationships among directors and executive officers during the fiscal year ended September 30, 2002.

Compliance with Section 16(a) of the Exchange Act:

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended September 30, 2002 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended September 30, 2002, and any written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock registered pursuant to
Section 12 at any time during the fiscal year ended September 30, 2002 failed to file on a timely basis reports required by Section 16(a) during the fiscal year ended September 30, 2002, except as follows: A Form 4 was not filed on a timely basis for Mark S. Zucker with respect to the issuance to him of 50,000 shares of common stock on November 1, 2001.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to the named executive officers during the last three fiscal years. No other executive officers received total annual compensation exceeding $100,000 during such fiscal years.

                           SUMMARY COMPENSATION TABLE


                  Fiscal
                   Year
Name and          Ended
Principal       September                        Other Annual
Position            30,   Salary        Bonus    Compensation
--------           ----   ------        -----    ------------

Mark S. Zucker     2002  $125,000 (1)  $ 90,000 (4) $ 1,500 (5)
President and      2001   125,000 (1)
Chief Executive    2000   250,000       250,000 (3)  49,974 (2)
Officer

Robert N.          2002    60,000 (1)    60,000 (4)
Weingarten         2001    60,000 (1)
Chief Financial    2000   120,000        60,000 (3)
Officer


------------------

(1) Effective October 1, 2000, Mr. Zucker and Mr. Weingarten voluntarily agreed to permanently reduce their base annual compensation by 50%. Effective October 1, 2002, Mr. Zucker voluntarily agreed to permanently reduce his base annual compensation by an additional 52%.

(2) Represents value for accounting purposes of a portion of cashless exercise provision of option to purchase 75,807 shares of First Convertible Preferred Stock granted to Mark S. Zucker on January 18, 1999, which was vested and exercisable through December 23, 1999.

(3) Pursuant to their respective employment agreements, Mark S. Zucker and Robert N. Weingarten were paid reorganization bonuses during the fiscal year ended September 30, 2002, which were reviewed and approved by the United States Bankruptcy Court.

(4) During the fiscal year ended September 30, 2002, the Company paid bonuses to Mr. Zucker and Mr. Weingarten as a result of the successful conclusion of the legal proceedings (see "ITEM 3. LEGAL PROCEEDINGS").

(5) Represents fair market value of 50,000 shares of common stock issued to Mr. Zucker on November 1, 2001 as compensation for arranging a $500,000 loan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION").

Compensation Agreements:

     The Company entered into three-year employment agreements dated September 1, 1999 with Mark S. Zucker, the Company's President and Chief Executive Officer, and with Robert N. Weingarten, the Company's Chief Financial Officer, with minimum annual compensation of $250,000 and $120,000, respectively, as well as certain reorganization bonuses. Mr. Zucker and Mr. Weingarten do not receive perquisites or other customary benefits such as medical, disability or life insurance, pension or profit-sharing, or any other ancillary benefits. The employment agreements provide that in the event of a change of majority ownership of the Company, Mr. Zucker and Mr. Weingarten each have the option to terminate their employment with the Company and receive a payment equal to three times their base annual salary. Effective October 1, 2000, Mr. Zucker and Mr. Weingarten voluntarily agreed to permanently reduce their base annual compensation by 50%, resulting in a reduction in annual officers' compensation of $185,000 beginning with the fiscal year ended September 30, 2001. Effective October 1, 2002, Mr. Zucker voluntarily agreed to permanently reduce his base annual salary by an additional 52%, resulting in a reduction in annual officers' compensation of $65,000 beginning with the fiscal year ending September 30, 2003. The employment agreements of Mr. Zucker and Mr. Weingarten have been extended through September 30, 2005, under the same terms and conditions as contained in the original employment agreements, except that, effective October 1, 2002, the compensation of each such person has been permanently reduced to $60,000 per year, and Mr. Zucker's position is designated as Chairman of the Board of Directors and Mr. Weingarten's position is designated as President and Chief Financial Officer.

     During the fiscal years ended September 30, 2001 and 2002, Selwyn Kossuth, a director of the Company, was paid an annual board consulting fee of approximately $13,000.

Other Compensation Arrangements:

     During the fiscal year ended September 30, 2000, the Company paid reorganization bonuses of $2,500 and $5,000 to Selwyn Kossuth and Divo Milan, respectively, who are non-officer directors of the Company.

Board of Directors:

     Commencing July 1, 2000, non-officer directors receive $5,000 per year for serving on the Board of Directors. Commencing October 1, 2002, only non-officer directors who are not otherwise compensated by the Company receive $5,000 per year for serving on the Board of Directors. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending board meetings.

Independent Public Accountants:

     Weinberg & Company, P.A. served as the Company's independent auditors for the fiscal year ended September 30, 2002. Services provided to the Company by Weinberg & Company, P.A. during the fiscal year ended September 30, 2002 included the audit of the Company's financial statements and limited reviews of quarterly reports. Charges by Weinberg & Company, P.A. with respect to the audit of the Company's financial statements for the fiscal year ended September 30, 2002 and for the reviews of the Company's unaudited quarterly financial statements are anticipated to be approximately $22,000.

Long-Term Incentive Plans:

     The Company does not have any long-term incentive plans.

Stock Option Plans:

     Pursuant to the Company's confirmed plan of reorganization, the Company was authorized to adopt an Employee Stock Option Plan, providing for the granting of stock options for up to 10% of the total outstanding shares of common stock of the Company (353,318 shares), and a Management Incentive Stock Option Plan, providing for the granting of stock options for up to 7% of the total outstanding shares of common stock of the Company (247,322 shares), as of April 11, 2000, the effective date of the confirmed plan of reorganization, which represent stock options to acquire an aggregate of 600,640 shares of common stock. On November 1, 2000, the Company granted stock options under these stock option plans to management and directors aggregating 353,318 shares of common stock, exercisable for a period of five years at $0.23 per share, which was fair market value on the date of grant. The stock options vest in equal annual increments on September 30, 2001, 2002 and 2003.

     A summary of stock options issued to officers and directors as of September 30, 2002 is presented below. No stock options have been exercised. The table below excludes Class A common stock purchase warrants acquired by certain officers and directors in conjunction with the confirmed Plan of Reorganization.

                            STOCK OPTION VALUE TABLE


                                                    Value of
                                                   Unexercised
                  Number of Shares                 in-the-Money
                  of Common Stock                 Stock Options
                  Underlying Stock   Weighted       at Fiscal
                      Options        Average       Year-end (1)
                  -----------------  Exercise   -----------------
Name              Unvested   Vested   Price     Unvested   Vested
----              --------   ------   -----     --------   ------
Option Plans:

Mark S. Zucker      58,886  117,773   $0.23     $   -      $  -

Robert N.
  Weingarten        47,109   94,218   $0.23         -         -

Selwyn Kossuth       5,889   11,777   $0.23         -         -

Divo Milan           5,889   11,777   $0.23         -         -

                   -------  -------               ------    -----
                   117,773  235,545   $0.23     $   -      $  -
                   =======  =======    ====       ======    =====

-------------------

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and the market price for the common stock of $0.15 per share at September 30, 2002.


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

     As of September 30, 2002, 3,311,981 shares of common stock were issued and outstanding, which was the only class of voting securities authorized or outstanding.

     The following table sets forth, as of September 30, 2002: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer of the Company, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.


Name and Address       Amount and Nature of   Percent of Shares
of Beneficial Owner    Beneficial Ownership   of Common Stock (9)
-------------------    --------------------   -------------------

Kyneton Investments,
Ltd.
2 Jane Street, #501
Toronto, Canada M6S 4W3       593,710 (1)            16.5

Elliott Associates, L.P.
712 Fifth Avenue
36th Floor
New York, New York 10019    2,474,496 (2)            54.9
Mark S. Zucker (8)          1,948,263 (3)            45.1

Divo Milan (8)                247,779 (4)             7.2

Selwyn Kossuth (8)             11,777 (5)             0.4

Robert N. Weingarten (8)       94,218 (6)             2.8

All Directors and
Executive Officers as
a Group (4 persons)         2,302,037 (7)            50.5


----------------------

(1) Includes 296,855 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants issued pursuant to the confirmed Plan.

(2) Includes securities owned by Elliott Associates, L.P. and its subsidiaries. Includes 1,194,748 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants issued pursuant to the confirmed Plan.

(3)  Includes 446,879 shares of common stock owned of record by Reflection

     Partners, L.P., a California limited partnership, and 50,000 shares of common stock owned by Anvil Claims, Inc. Mark S. Zucker, the President and Chief Executive Officer of the Company, is the general partner of Reflection Partners, L.P. and the controlling shareholder of Anvil Claims, Inc. Includes 890,245 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants issued pursuant to the confirmed Plan and vested options to purchase 117,773 shares of common stock.

(4) The securities with respect to Divo Milan are held by Karpnale Investment PTE Ltd., the beneficiaries of which are the sons of Divo Milan. Mr. Milan does not have investment or voting power with respect to such securities, and accordingly, disclaims any beneficial interest in such securities. Includes 118,001 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants issued pursuant to the confirmed Plan and vested options to purchase 11,777 shares of common stock.

(5)  Consists of vested options to purchase 11,777 shares of common stock.

(6)  Consists of vested options to purchase 94,218 shares of common stock.

(7) Includes 1,008,246 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants issued pursuant to the confirmed Plan and vested options to purchase 235,545 shares of common stock.

(8) The address of each such person is c/o the Company, 28720 Canwood Street, Suite 207, Agoura Hills, California 91301.

(9) The calculation with respect to percent of shares of common stock outstanding for each beneficial owner assumes that only the currently exercisable Series A common stock purchase warrants and the vested stock options owned by each such beneficial owner are exercised.


Changes in Control:

     As of September 30, 2002, the Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective July 1, 2000, pursuant to an order of the United States Bankruptcy Court, the Company spun-off and distributed to its shareholders all of the common stock of Resource Ventures, Inc., a Nevada corporation ("Resource"), the Company's former wholly-owned subsidiary, which is engaged in gold mining activities in Zimbabwe (a country in southern Africa). During the fiscal years ended September 30, 2002 and 2001, the Company allocated certain common corporate services to Resource aggregating $51,075 and $77,393, respectively. As of September 30, 2002 and 2001, amounts due from Resource aggregated $51,075 and $77,393, respectively. During the fiscal year ended September 30, 2002, Resource paid the Company the September 30, 2001 balance due of $77,393.

     In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of Resource effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which was reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource at September 30, 2000 of $226,244 was received by the Company during the fiscal year ended September 30, 2001.

     Information with respect to remuneration paid to officers and directors is provided at "ITEM 10. EXECUTIVE COMPENSATION".

     Information with respect to the transfer of Series A common stock purchase warrants by an affiliate of the Company to the Company's lender in conjunction with a short-term loan is provided at "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION".

                                    PART IV.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b)  Reports on Form 8-K

     During the three months ended September 30, 2002, the Company did not file any Current Reports on Form 8-K.


ITEM 14.  CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

     (b)  Changes in Internal Controls

     There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ARIES VENTURES INC.
                                   -------------------
                                      (Registrant)



Date:  December 31, 2002      By:  /s/ ROBERT N. WEINGARTEN
                                   -------------------------
                                   Robert N. Weingarten
                                   President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  December 31, 2002      By:  /s/ MARK S. ZUCKER
                                   -------------------------
                                   Mark S. Zucker
                                   Chairman of the Board of
                                   Directors



Date:  December 31, 2002      By:  /s/ SELWYN KOSSUTH
                                   -------------------------
                                   Selwyn Kossuth
                                   Director



Date:  December 31, 2002      By:  /s/ DIVO MILAN
                                   -------------------------
                                   Divo Milan
                                   Director


Date:  December 31, 2002      By:  /s/ ROBERT N. WEINGARTEN
                                   -------------------------
                                   Robert N. Weingarten
                                   Chief Financial Officer

                                 CERTIFICATIONS


     I, Mark S. Zucker, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Aries Ventures Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    /s/ MARK S. ZUCKER
Date:  December 31, 2002       By:  _________________________
                                    Mark S. Zucker
                                    Chairman of the Board of
                                    Directors

                                 CERTIFICATIONS


      I, Robert N. Weingarten, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Aries Ventures Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                    /s/ ROBERT N. WEINGARTEN
Date:  December 31, 2002       By:  _________________________
                                    Robert N. Weingarten
                                    President and Chief
                                    Financial Officer

                               Aries Ventures Inc.

                          Index to Financial Statements



Report of Independent Public Accountants

Balance Sheets - September 30, 2002 and 2001

Statements of Operations - Fiscal Years Ended September 30, 2002 and 2001

Statements of Comprehensive Income (Loss) - Fiscal Years Ended September 30, 2002 and 2001

Statements of Shareholders' Equity - Fiscal Years Ended September 30, 2002 and 2001

Statements of Cash Flows - Fiscal Years Ended September 30, 2002 and 2001

Notes to Financial Statements - Fiscal Years Ended September 30, 2002 and 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Aries Ventures Inc.

     We have audited the accompanying balance sheets of Aries Ventures Inc., a Nevada corporation (the "Company") as of September 30, 2002 and 2001, and the related statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aries Ventures Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


Weinberg & Company, P.A.
Los Angeles, California
December 27, 2002

                               Aries Ventures Inc.
                                 Balance Sheets

                                      September 30,
                                --------------------------
                                   2002            2001
                                ----------      ----------

ASSETS

CURRENT
  Cash and cash equivalents    $ 4,768,749     $    68,616
  Marketable securities               -             24,000
  Due from Resource
    Ventures, Inc.                  51,075          77,393
  Prepaid expenses and other
    current assets                  46,235          43,378
                                ----------      ----------
                                 4,866,059         213,387
                                ----------      ----------

PROPERTY AND EQUIPMENT              25,844          25,844
  Less:  accumulated
    depreciation and
    amortization                   (25,583)        (17,856)
                                ----------      ----------
                                       261           7,988
                                ----------      ----------

OTHER
  Deposits                           2,309           2,309
                                ----------      ----------
                                     2,309           2,309
                                ----------      ----------
                               $ 4,868,629     $   223,684
                                ==========      ==========




                                   (continued)

                                      Aries
                                    Ventures
                                      Inc.
                           Balance Sheets (continued)

                                      September 30,
                                --------------------------
                                   2002            2001
                                ----------      ----------

LIABILITIES

CURRENT
  Accounts payable             $    68,847     $   163,801
  Accrued liabilities               29,937          22,039
                                ----------      ----------
                                    98,784         185,840
                                ----------      ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
  Preferred stock,
    $0.01 par value
    Authorized -
    10,000,000 shares
    Issued and outstanding -
      None                            -               -
  Common stock,
    $0.01 par value
    Authorized -
    50,000,000 shares
    Issued and outstanding -
      3,311,981 shares and
      3,533,177 shares at
      September 30, 2002
      and 2001, respectively        33,120          35,332
    Additional paid-in
      capital                    1,800,859       2,013,684
    Retained earnings
      (deficit)                  2,935,866      (2,011,172)
                                ----------      ----------
                                 4,769,845          37,844
                                ----------      ----------
                               $ 4,868,629     $   223,684
                                ==========      ==========



                 See accompanying notes to financial statements.

                               Aries Ventures Inc.
                            Statements of Operations

                                    Fiscal Years Ended
                                       September 30,
                                --------------------------
                                   2002            2001
                                ----------      ----------

REVENUES
                               $      -        $      -
                                 ---------       ---------

COSTS AND EXPENSES
  General and
    administrative                 604,622         499,963
  Proceeds from legal
    settlements                 (6,901,406)            -
  Legal fees                     1,264,984         123,434
  Depreciation and
    amortization                     7,727          11,948
  Loss on disposition
    and write-down of
    marketable securities           24,000         307,302
  Interest expense                  54,858           4,724
  Interest income                   (6,935)        (25,269)
  Other expense                      5,112           6,172
                                 ---------       ---------
NET INCOME (LOSS)              $ 4,947,038     $  (928,274)
                                 =========       =========



INCOME (LOSS) PER COMMON
  SHARE - BASIC AND
  DILUTED                      $      1.38     $     (0.26)
                                 =========       =========


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING - BASIC
  AND DILUTED                    3,589,094       3,533,177
                                 =========       =========




                 See accompanying notes to financial statements.

                               Aries Ventures Inc.
                    Statements of Comprehensive Income (Loss)

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2002            2001
                                ----------      ----------

NET INCOME (LOSS)              $ 4,947,038    $   (928,274)

Other comprehensive income
  (loss):
  Reclassification
    adjustment for
    unrealized gain
    included in net loss              -           (169,800)

                                 ---------      ----------
COMPREHENSIVE INCOME (LOSS)    $ 4,947,038    $ (1,098,074)
                                 =========      ==========


                 See accompanying notes to financial statements.

                               Aries Ventures Inc.
                       Statements of Shareholders' Equity
                 Fiscal Years Ended September 30, 2001 and 2002

                                                                                                       Accumulated
                                   Common Stock        Preferred Stock   Additional     Retained          Other
                              ----------------------  -----------------   Paid-in       Earnings       Comprehensive
                                Shares     Par Value  Shares  Par Value   Capital      (Deficit)       Income (Loss)       Total
                              ----------   ---------  ------  ---------  -----------  ------------     -------------   ------------

Balance, October 1, 2000       3,533,177   $  35,332          $          $ 2,013,684  $ (1,082,898)    $     169,800   $  1,135,918

Comprehensive loss:
  Net loss for the period                                                                 (928,274)                        (928,274)
  Other comprehensive loss:
    Reclassification
      adjustment for
      unrealized gain
      included in net loss                                                                                  (169,800)      (169,800)
                               ---------   ---------  ------  ---------  -----------   -----------     -------------   ------------
Balance, September 30, 2001    3,533,177      35,332                       2,013,684    (2,011,172)                          37,844

  Common stock issued for
    services                      61,000         610                           1,220                                          1,830
  Common stock repurchased      (282,196)     (2,822)                       (214,045)                                      (216,867)
  Net income for the period                                                              4,947,038                        4,947,038
                               ---------   ---------  ------  ---------  -----------  ------------     -------------   ------------
Balance, September 30, 2002    3,311,981   $  33,120          $          $ 1,800,859  $  2,935,866     $               $  4,769,845
                               =========   =========  ======  =========  ===========  ============     =============   ============


                 See accompanying notes to financial statements.

                               Aries Ventures Inc.
                            Statements of Cash Flows

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2002            2001
                                ----------      ----------

OPERATING ACTIVITIES
Net income (loss)              $ 4,947,038     $  (928,274)
  Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities:
      Depreciation and
        amortization                 7,727          11,948
      Loss on disposition
        and write-down
        of marketable
        securities                  24,000         307,302
      Common stock issued
        for services                 1,830            -
      Changes in operating
        assets and liabilities:
        (Increase) decrease in:
          Accrued interest
            receivable                -             22,920
          Prepaid expenses
            and other
            current assets          (2,857)         42,694
          Other assets                -              6,935
        Increase (decrease) in:
          Accounts payable         (94,954)        (33,172)
          Accrued
            liabilities              7,898          (2,910)
                                ----------      ----------
  Net cash provided by (used
    in) operating activities     4,890,682        (572,557)
                                ----------      ----------

                                   (continued)

                               Aries Ventures Inc.
                      Statements of Cash Flows (continued)

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2002            2001
                                ----------      ----------

INVESTING ACTIVITIES
  Payments from
    Resource Ventures, Inc.    $    77,393     $   226,244
  Increase in amounts
    due from Resource
    Ventures, Inc.                 (51,075)        (77,393)
  Proceeds from
    disposition
    of marketable
    securities                        -             52,448
                                ----------      ----------
  Net cash provided by
    investing activities            26,318         201,299
                                ----------      ----------

FINANCING ACTIVITIES
  Proceeds from issuance
    of notes payable               500,000            -
  Repayment of notes
    payable                       (500,000)           -
  Repurchase of securities        (216,867)           -
  Decrease in common
    stock repurchase
    obligation                        -            (48,909)
                                ----------      ----------
  Net cash used in
    financing activities          (216,867)        (48,909)
                                ----------      ----------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)        4,700,133        (420,167)
  At beginning of year              68,616         488,783
                                ----------      ----------
  At end of year               $ 4,768,749     $    68,616
                                ==========      ==========


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

Cash paid for interest         $    54,858     $     4,724
                                ==========      ==========

Cash paid for taxes            $      -        $      -
                                ==========      ==========

                                   (continued)

                               Aries Ventures Inc.
                      Statements of Cash Flows (continued)

                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2002            2001
                                ----------      ----------

SUPPLEMENTAL DISCLOSURE
  OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Unrealized gain on
    marketable securities      $      -        $  (169,800)
  Common stock issued
    for services                     1,830            -




                 See accompanying notes to financial statements.

                               Aries Ventures Inc.
                          Notes to Financial Statements
                 Fiscal Years Ended September 30, 2002 and 2001


1.   Organization and Business

     a.   Organization

     Aries Ventures Inc., a Nevada corporation ("Aries"), is the successor to Casmyn Corp., a Colorado corporation ("Casmyn"). Unless the context indicates otherwise, Aries is referred to herein as the "Company".

     Aries was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn. On April 28, 2000, Casmyn was merged with and into Aries, with Aries being the surviving corporation, in conjunction with the reorganization of Casmyn pursuant to the Company's Second Amended Chapter 11 Plan of Reorganization, which was confirmed by the United States Bankruptcy Court on March 31, 2000 and which became effective on April 11, 2000.

     b.   Company Outlook

     As of September 30, 2002, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity. The Company believes that its working capital resources are adequate to fund anticipated costs and expenses during the fiscal year ending September 30, 2003.


2.   Basis of Presentation

     a.   Presentation

     The financial statements include the operations of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements have not been presented on a consolidated basis since the Company's only subsidiary as of September 30, 2002 and during the fiscal year then ended was Auromar Development Corporation, an inactive British Columbia corporation with nominal assets.

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

     c.   Cash and Cash Equivalents

     Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located primarily in the United States. However, cash balances exceeded FDIC insured levels at September 30, 2002. Such balances that exceed such FDIC limits are separately insured through the commercial insurance carrier of the financial institution. The Company believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.

     d.   Marketable Securities

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

     e.   Property and Equipment

     Depreciation with respect to furniture, fixtures and office equipment is provided on the straight-line method over the estimated useful lives of the respective assets.

     f. Income Taxes

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

     g.   Income (Loss) Per Common Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of income per share for the fiscal year ended September 30, 2002 because the respective exercise prices of the stock options and warrants were greater than the average price of the Company's common stock during such period. These potentially dilutive securities were not included in the calculation of loss per share for fiscal year ended September 30, 2001 because the Company incurred a loss during such period and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the fiscal years ended September 30, 2002 and 2001. Loss per common share calculations for the fiscal years ended September 30, 2002 and 2001 reflect the 1-for-500 reverse split of outstanding shares of common stock effective April 11, 2000. As of September 30, 2002, potentially dilutive securities consisted of outstanding Series A common stock purchase warrants and stock options to acquire 3,250,981 shares and 353,318 shares, respectively.

     h.   Comprehensive Income (Loss)

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

     i.   Fair Value of Financial Instruments

     The Company believes that the carrying value of the its cash and cash equivalents, marketable securities, receivables, accounts payable and accrued liabilities as of September 30, 2002 and 2001 approximates their respective fair values due to the demand or short-term nature of those instruments.

     j.   Stock-Based Compensation

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

     k.   New Accounting Pronouncements

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did not have any effect on the Company's financial statement presentation or disclosures.

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

3.   Marketable Securities

     The Company's marketable securities consisted of investments in common stock, corporate bonds and government-backed mortgage securities. At September 30, 2001, the market value of securities (consisting of corporate bonds) was $24,000. Such securities had been fully written-off at September 30, 2002.

     At September 30, 2002 and 2001, the Company recorded a write-down of $24,000 and $6,000, respectively, on its investment in corporate bonds to reflect a permanent decline in market value.

     During the fiscal year ended September 30, 2001, the Company sold 420,000 shares of common stock in an unaffiliated public company and realized a loss of $52,552. The Company also recorded a permanent impairment of $248,750 on its investment in common stock during the fiscal year ended September 30, 2001, including a reclassification adjustment of $169,800 previously reflected in accumulated other comprehensive income.



4.   Notes Payable

     During October 2001, the Company borrowed $500,000 pursuant to unsecured notes payable, with interest at 12% per annum, both principal and interest payable on September 30, 2002. The lender also received 85,000 Series A common stock purchase warrants that had been originally issued to an affiliate of the Company. The Company was obligated to pay the notes from the net proceeds received by the Company from the settlement of its legal claims against other parties that aggregated in excess of $500,000 (see
     Note 5c). During August 2002, the notes were paid in full, with interest. Since the exercise price of the Series A common stock purchase warrants was substantially in excess of the market value of the underlying common stock, the warrants had nominal intrinsic value, and therefore no accounting value was ascribed to the warrants for financial statement purposes.

5.   Commitments and Contingencies

     a.   Operating Leases

     The Company leases its executive and administrative offices under an operating lease that expires during the fiscal year ended September 30, 2003.

     Related rent expense for the fiscal years ended September 30, 2002 and 2001 was $16,738 and $26,040, respectively.

     b.   Employment Agreements

     The Company entered into three-year employment agreements dated September 1, 1999 with Mark S. Zucker, the President and Chief Executive Officer, and with Robert N. Weingarten, the Chief Financial Officer, with minimum annual compensation of $250,000 and $120,000, respectively, as well as certain reorganization bonuses. The employment agreements provide that in the event of a change in majority ownership of the Company, each employee has the option to terminate his employment with the Company and receive a payment equal to three times his base annual salary. Effective October 1, 2000, Mr. Zucker and Mr. Weingarten voluntarily agreed to permanently reduce their base annual compensation by 50%, equivalent to $185,000. Effective October 1, 2003, Mr. Zucker voluntarily agreed to permanently reduce his base annual compensation by an additional 52%, equivalent to $65,000. The employment agreements of Mr. Zucker and Mr. Weingarten have been extended through September 30, 2005, under the same terms and conditions as contained in the original employment agreements, except that, effective October 1, 2002, the compensation of each such person has been permanently reduced to $60,000 per year, and Mr. Zucker's position is designated as Chairman of the Board of Directors and Mr. Weingarten's position is designated as President and Chief Financial Officer.

     During the fiscal year ended September 30, 2002, the Company paid bonuses aggregating $150,000 to Mr. Zucker and Mr. Weingarten as a result of the successful conclusion of the legal proceedings, as described below.

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


6.   Income Taxes

     The Company and its subsidiaries do not file consolidated tax returns. As of September 30, 2002, the Company had federal net operating loss carryforwards of approximately $70,000,000 expiring in various years through 2022, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realizability in future periods.

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

     The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at September 30, 2002 and 2001:




                                               September 30,
                                       ------------------------------
                                           2002              2001
                                       ------------      ------------

     Deferred tax assets
       Operating loss carryforward    $ 26,301,000      $ 28,432,000
       Valuation allowances                172,000           170,000
       Depreciation                          2,000             2,000
                                        ----------        ----------
                                        26,475,000        28,604,000
     Less:  Valuation allowance        (26,475,000)      (28,604,000)
                                        ----------        ----------
     Net deferred tax assets          $     -           $     -
                                        ==========        ==========


     As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at September 30, 2002 and 2001. The provision for income taxes using the statutory federal income tax rate as compared to the Company's effective tax rate is summarized below:


                                              September 30,
                                      ------------------------------
                                          2002              2001
                                      ------------      ------------

     Tax expense (benefit) at
       statutory rate                   34.0%            (34.0%)
     Adjustments to change in
       valuation allowance             (34.0%)            34.0%
                                        ----              ----
                                         0.0%              0.0%
                                        ====              ====


7.   Related Party Transactions

     Related party transactions for the fiscal years ended September 30, 2002 and 2001 are summarized as follows:

     a. During the fiscal years ended September 30, 2002 and 2001, a director of the Company received an annual board consulting fee of approximately $13,000.

     b. During the fiscal years ended September 30, 2002 and 2001, directors fees to non-officer directors aggregated $5,000 and $10,000, respectively.

     c. Effective July 1, 2000, pursuant to an order of the Bankruptcy Court, the Company spun-off and distributed to its shareholders all of the common stock of Resource Ventures, Inc., a Nevada corporation ("Resource"), the Company's former wholly-owned subsidiary, which is engaged in gold mining activities in Zimbabwe (a country in southern Africa). During the fiscal year ended September 30, 2002 and 2001, the Company allocated certain common corporate services to Resource aggregating $51,075 and $77,393, respectively. As of September 30, 2002 and 2001, amounts due from Resource aggregated $51,075 and $77,393, respectively. During the fiscal year ended September 30, 2002, Resource paid the Company the September 30, 2001 balance due of $77,393.

          In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of Resource effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which was reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource at September 30, 2000 of $226,244 was received by the Company during the fiscal year ended September 30, 2001.


8.   Shareholders' Equity

     a.   Common Stock

     As of September 30, 2002, the Company had authorized 50,000,000 shares of common stock with a par value of $0.01 per share.

     Effective November 1, 2001, the Company issued 61,000 shares of its common stock to three individuals for services, including 50,000 shares to the Company's then President for arranging the $500,000 loan (see Note 4). During the fiscal year ended September 30, 2002, the Company recorded general and administrative expense of $1,830 with respect to the issuance of such shares, based on their market value of $0.03 per share on November 1, 2001.

     During September 2002, the Company repurchased and retired 282,196 shares of common stock and 282,196 Class A common stock purchase warrants from an institutional shareholder for a total consideration of $216,867. As a result of the exercise price of the Class A common stock purchase warrants being substantially in excess of the fair market value of the Company's common stock, all of the consideration was allocated to the common shares.

     b.   Preferred Stock

     As of September 30, 2002, the Company had authorized 10,000,000 shares of preferred stock with a par value $0.01 per share.

     The Board of Directors is vested with the authority to divide the authorized shares of preferred stock into series and to determine the relative rights and preferences at the time of issuance of the series.

     c.   Stock Options

     Pursuant to the confirmed plan of reorganization, the Company was authorized to adopt an Employee Stock Option Plan, providing for the granting of stock options for up to 10% of the total outstanding shares of common stock of the Company (353,318 shares), and a Management Incentive Stock Option Plan, providing for the granting of stock options for up to 7% of the total outstanding shares of common stock of the Company (247,322 shares), as of April 11, 2000, the effective date of the confirmed plan of reorganization, which represent stock options to acquire an aggregate of 600,640 shares of common stock. On November 1, 2000, the Company granted stock options under these stock option plans to management and directors aggregating 353,318 shares of common stock, exercisable for a period of five years at $0.23 per share, which was fair market value on the date of grant. The stock options vest in equal annual increments on September 30, 2001, 2002 and 2003.

     Option activity for the fiscal years ended September 30, 2001 and 2002 is as follows:


                                                           Remaining
                                                          Contractual
                                  Number of   Exercise       Life
                                   Options     Price      (in years)
                                  ---------   --------    -----------

     Balance outstanding,
       October 1, 2000                 -         $  -
     Options granted                353,318       0.23
     Options exercised                 -            -
     Options expired                   -            -
                                    -------
     Balance outstanding,
       September 30, 2001           353,318      $0.23

     Options granted                   -            -
     Options exercised                 -            -
     Options expired                   -            -
                                    -------
     Balance outstanding,
       September 30, 2002           353,318      $0.23        2.9
                                    =======       ====        ===

     Options exercisable
       at September 30, 2002        235,545      $0.23        2.9
                                    =======       ====        ===


     The fair value of the stock options granted during the fiscal year ended September 30, 2001 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate 5%; dividend yield of 0%; stock price volatility of 100%; and expected life of five years. Had compensation cost for grants made under the Employee Stock Option Plan and the Management Incentive Stock Option Plan been determined under SFAS No. 123, the Company would have recorded approximately $20,124 and $18,447 as additional compensation expense during the fiscal years ended September 30, 2002 and 2001, resulting in net income (loss) of $4,926,914 and $(946,721) for the fiscal years ended September 30, 2002 2001, respectively. Had the Company recorded compensation expense related to the stock options under SFAS No. 123, net income (loss) per common share would have been $1.37 and $(0.27) for the fiscal years ended September 30, 2002 and 2001, respectively.

     d.   Warrants

     Warrant activity for the fiscal years ended September 30, 2001 and 2002 is as follows:


                                                           Remaining
                                                          Contractual
                                  Number of   Exercise       Life
                                  Warrants     Price      (in years)
                                  ---------   --------    -----------
     Balance outstanding,
       October 1, 2000            3,533,177      $6.00
     Warrants granted                  -           -
     Warrants exercised                -           -
     Warrants expired                  -           -
                                  ---------
     Balance outstanding,
       September 30, 2001         3,533,177      $6.00

     Warrants granted                  -           -
     Warrants exercised                -           -
     Warrants expired                  -           -
     Warrants repurchased          (282,196)       -
                                  ---------
     Balance outstanding,
       September 30, 2002
       (all exercisable)          3,250,981      $6.00        1.0
                                  =========       ====        ===

     Warrants exercisable
       at September 30, 2002      3,250,981      $6.00        1.0
                                  =========       ====        ===

     Pursuant to the confirmed plan of reorganization (see Note 1a), the Company issued Series A warrants to its shareholders to purchase 3,533,177 shares of common stock. Each Series A warrant entitled the holder to purchase one share of common stock at $6.00 per share through April 11, 2001. The expiration date of the remaining warrants outstanding was subsequently extended to October 11, 2003.

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

10.1 Employment Agreement between Casmyn Corp. and Mark S. Zucker dated September 1, 1999, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference. (C)

10.2 Employment Agreement between Casmyn Corp. and Robert N. Weingarten dated September 1, 1999, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference. (C)

99           Certification - Section 906 of the Sarbanes-Oxley Act of 2002

---------------------

(C) Indicates compensatory plan, agreement or arrangement.