Form 10QSB/A
period 2000-03-31
ARIES VENTURES INC
filed 2003-01-17
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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


                            Casmyn Mining Corporation
                      Statements of Operations (Unaudited)


                                    Three Months Ended   Six Months Ended
                                        March 31, 2000     March 31, 2000
                                        --------------     --------------
         Revenues:
           Gold sales                     $    824,106       $  1,605,413
                                            ----------         ----------

         Costs and Expenses:
           Mineral production                  812,188          1,515,264
           Depreciation, depletion
             and amortization                  325,940            631,942
           General and administrative           72,428            139,465
           Provision for reclamation
             and remediation                     8,574             16,608
                                            ----------         ----------
                                             1,219,130          2,303,279
                                            ----------         ----------
           Loss from operations               (395,024)          (697,866)

           Other income (expense), net          (8,253)            49,018

           "Fresh-Start" accounting
             adjustments to the
             carrying value of assets
             and liabilities               (14,067,076)       (14,067,076)
                                            ----------         ----------
           Net loss                       $(14,470,353)      $(14,715,924)
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

Other Expense. Other expense was $8,253 for the three months ended March 31, 2000.

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

Net Loss. The net loss was $14,470,353 for the three months ended March 31, 2000, which included the previously described fresh-start accounting adjustments pushed down to the Zimbabwe subsidiary.

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

Other Income. Other income was $49,018 for the six months ended March 31, 2000.

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

Net Loss. The net loss was $14,715,924 for the six months ended March 31, 2000, which included the previously described fresh-start accounting adjustments pushed down to the Zimbabwe subsidiary.

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