Form 10QSB/A
period 2000-06-30
ARIES VENTURES INC
filed 2003-01-17
CIK 772320

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


                            Casmyn Mining Corporation
                      Statements of Operations (Unaudited)


                                 Three Months Ended  Nine Months Ended
                                      June 30, 2000      June 30, 2000
                                      -------------      -------------
      Revenues:
        Gold sales                     $    744,421       $  2,349,834
                                         ----------         ----------

      Costs and Expenses:
        Mineral production                  780,970          2,296,234
        Depreciation, depletion
          and amortization                  302,002            933,944
        General and administrative           57,941            197,406
        Provision for reclamation
          and remediation                     7,977             24,585
                                         ----------         ----------
                                          1,148,890          3,452,169
                                         ----------         ----------
        Loss from operations               (404,469)        (1,102,335)

        Other income, net                    13,221             62,239

        "Fresh-Start" accounting
          adjustments to the
          carrying value of assets
          and liabilities                     -            (14,067,076)
                                         ----------         ----------
        Net loss                       $   (391,248)      $(15,107,172)
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

Other Income. Other income was $13,221 for the three months ended June 30, 2000.

Net Loss. The net loss was $391,248 for the three months ended June 30, 2000.


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

Net Loss. The net loss was $15,107,172 for the nine months ended June 30, 2000, which included the previously described fresh-start accounting adjustments pushed down to the Zimbabwe subsidiary.

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