Form 10KSB/A
period 2000-09-30
ARIES VENTURES INC
filed 2003-01-17
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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




Hollander, Lumer & Co., LLP
Los Angeles, California
December 13, 2000, except for Notes 1d, 6 and 7c, as to which the date is September 10, 2002

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