Form 10QSB/A
period 2000-12-31
ARIES VENTURES INC
filed 2003-01-17
CIK 772320

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
                                              ==========

                            Casmyn Mining Corporation
                            Balance Sheet (Unaudited)
                                December 31, 1999


ASSETS

Current Assets:
  Cash                                 $    76,967
  Trade receivable                         178,376
  Mining supplies                          555,757
  Prepaid expenses and other
    current assets                           9,157
                                        ----------
                                           820,257
                                        ----------

Property and Equipment                  18,298,366
  Less:  accumulated depreciation,
    depletion and amortization          (3,075,510)
                                        ----------
                                        15,222,856
                                        ----------
                                       $16,043,113
                                        ==========


LIABILITIES AND SHAREHOLDER'S DEFICIENCY

Current Liabilities:
  Accounts payable                     $   359,897
  Accrued liabilities                       31,229
  Reserve for reclamation and
    remediation                            241,334
                                        ----------
                                           632,460
                                        ----------
Investments and advances
   by parent company                    26,776,886
                                        ----------
Shareholder's deficiency, net          (11,366,233)
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

7. Due from Resource Ventures, Inc.

In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of Resource effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which has been reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource as of September 30, 2000 of $226,244 was received by the Company during the nine months ended June 30, 2001, of which $150,000 was received during the three months ended December 31, 2000. As of December 31, 2000, amounts due from Resource aggregated $122,860. During the three months ended December 31, 2000, the Company allocated certain common corporate services to Resource aggregating $46,616.

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

Consolidated Financial Condition - December 31, 2000:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $409,598 at December 31, 2000, as compared to $488,783 at September 30, 2000, a decrease of $71,185. As of December 31, 2000, the Company's working capital was $450,339, as compared to working capital of $1,106,738 at September 30, 2000, reflecting current ratios of 3.3:1 and 5.1:1, respectively.

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