Form 10QSB/A
period 2001-03-31
ARIES VENTURES INC
filed 2003-01-17
CIK 772320

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

7. Due from Resource Ventures, Inc.

In conjunction with the spin-off of Resource effective July 1, 2000, the Company capitalized Resource with $250,000 cash and provided a short-term advance of $150,000. During the fiscal year ended September 30, 2000, subsequent to the spin-off of Resource effective July 1, 2000, the Company allocated certain common corporate services to Resource aggregating $76,244, which has been reflected as due from Resource in the financial statements at September 30, 2000. The aggregate amount due from Resource as of September 30, 2000 of $226,244 was received by the Company during the nine months ended June 30, 2001, of which $150,000 was received during the six months ended March 31, 2001. As of March 31, 2001, amounts due from Resource aggregated $131,809. During the three months and six months ended March 31, 2001, the Company allocated certain common corporate services to Resource aggregating $8,949 and $55,565, respectively.

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