Form 10QSB/A
period 2001-06-30
ARIES VENTURES INC
filed 2003-01-17
CIK 772320

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

Consolidated Financial Condition - June 30, 2001:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $172,495 at June 30, 2001, as compared to $488,783 at September 30, 2000, a decrease of $316,288. As of June 30, 2001, the Company's working capital was $181,337, as compared to working capital of $1,106,738 at September 30, 2000, reflecting current ratios of 2.2:1 and 5.1:1, respectively.

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