Form 10QSB
period 2002-12-31
ARIES VENTURES INC
filed 2003-02-13
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

     For the transition period from ________ to _________

                         Commission file number: 0-14136

                               Aries Ventures Inc.
        -----------------------------------------------------------------
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

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of December 31, 2002, the Company had 3,311,981 shares of common stock issued and outstanding.

     Documents incorporated by reference: None.

                               ARIES VENTURES INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets - December 31, 2002 (Unaudited) and September 30, 2002

             Condensed Statements of Operations (Unaudited) - Three Months Ended December 31, 2002 and 2001

             Condensed Statements of Cash Flows (Unaudited) - Three Months Ended December 31, 2002 and 2001

             Notes to Condensed Financial Statements (Unaudited) - Three Months Ended December 31, 2002 and 2001

     Item 2. Management's Discussion and Analysis or Plan of Operation

     Item 3. Controls and Procedures


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATON

                               Aries Ventures Inc.
                            Condensed Balance Sheets


                                          December 31,    September 30,
                                              2002             2002
                                           ----------       ----------
                                          (Unaudited)

ASSETS
CURRENT

  Cash and cash equivalents               $ 4,648,610      $ 4,768,749
  Due from related entity                      56,799           51,075
  Prepaid expenses and other
    current assets                             32,440           46,235
                                           ----------       ----------
                                            4,737,849        4,866,059
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         25,844           25,844
  Less:  accumulated depreciation
    and amortization                          (25,681)         (25,583)
                                           ----------       ----------
                                                  163              261
                                           ----------       ----------

OTHER
  Deposits                                      2,309            2,309
                                           ----------       ----------
                                          $ 4,740,321      $ 4,868,629
                                           ==========       ==========





                                   (continued)

                               Aries Ventures Inc.
                      Condensed Balance Sheets (continued)


                                          December 31,    September 30,
                                              2002             2002
                                           ----------       ----------
                                          (Unaudited)

LIABILITIES
CURRENT

  Accounts payable                        $   102,532      $    68,847
  Accrued liabilities                           7,525           29,937
                                           ----------       ----------
                                              110,057           98,784
                                           ----------       ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - None                  -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding -
    3,311,981 shares at December
    31, 2002 and September 30, 2002            33,120           33,120
  Additional paid-in capital                1,800,859        1,800,859
  Retained earnings                         2,796,285        2,935,866
                                           ----------       ----------
                                            4,630,264        4,769,845
                                           ----------       ----------
                                          $ 4,740,321      $ 4,868,629
                                           ==========       ==========



            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)


                               Three Months Ended December 31,
                               -------------------------------
                                   2002               2001
                                   ----               ----
REVENUES                         $    -             $    -
                                   -------            -------

COSTS AND EXPENSES
  General and
    administrative                 128,923            105,524
  Legal fees                         9,365             22,746
  Depreciation and
    amortization                        98              2,987
  Interest expense                     247             13,017
  Interest income                   (5,948)            (2,014)
  Other expense                      6,896              1,607
                                   -------            -------
NET LOSS                         $(139,581)         $(143,867)
                                   =======            =======


LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.04)            $(0.04)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED              3,311,981          3,573,844
                                 =========          =========





            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Cash Flows (Unaudited)


                               Three Months Ended December 31,
                               -------------------------------
                                   2002               2001
                                   ----               ----

OPERATING ACTIVITIES
  Net loss                     $  (139,581)         $(143,867)
    Adjustments to reconcile
      net loss to net cash
      used in operating
      activities:
        Depreciation and
          amortization                  98              2,987
        Common stock issued
          for services                -                 1,830
        Changes in operating
          assets and
          liabilities:
          (Increase)
            decrease in:
            Prepaid expenses
              and other
              current assets        13,795             12,294
          Increase
            (decrease) in:
            Accounts payable        33,685           (108,994)
            Accrued liabilities    (22,412)            (3,813)
                                 ---------            -------
  Net cash used in operating
    activities                    (114,415)          (239,563)
                                 ---------            -------


INVESTING ACTIVITIES
  Increase in amount due from
    related entity                  (5,724)           (12,164)
                                 ---------            -------
  Net cash used in investing
    activities                      (5,724)           (12,164)
                                 ---------            -------




                                   (continued)

                               Aries Ventures Inc.
           Condensed Statements of Cash Flows (Unaudited) (continued)


                               Three Months Ended December 31,
                               -------------------------------
                                   2002               2001
                                   ----               ----

FINANCING ACTIVITIES
  Proceeds from issuance
    of notes payable           $      -             $ 500,000
                                 ---------            -------
  Net cash provided by
    financing activities              -               500,000
                                 ---------            -------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)         (120,139)           248,273
  At beginning of period         4,768,749             68,616
                                 ---------            -------
  At end of period             $ 4,648,610          $ 316,889
                                 =========            =======



            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
               Notes to Condensed Financial Statements (Unaudited)
                  Three Months Ended December 31, 2002 and 2001


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

Comments - The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2002, the results of operations for the three months ended December 31, 2002 and 2001, and cash flows for the three months ended December 31, 2002 and 2001. The balance sheet as of September 30, 2002 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended December 31, 2002 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2003.

Business - The Company currently has no business operations. The Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended December 31, 2002 and 2001 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months ended December 31, 2002 and 2001. As of December 31, 2002, potentially dilutive securities consisted of outstanding Series A common stock purchase warrants and stock options to acquire 3,250,981 shares and 353,318 shares, respectively.

Comprehensive Income (Loss) - Since the Company had no items of comprehensive income (loss) during the three months ended December 31, 2002 and 2001, a statement of comprehensive income (loss) is not presented.

Pro Forma Financial Disclosure - The fair value of stock options granted during the fiscal year ended September 30, 2001 was estimated on the date of grant using the Black-Scholes option pricing model. Had compensation cost for grants made under the Company's Employee Stock Option Plan and the Management Incentive Stock Option Plan on November 1, 2000 been determined under SFAS No. 123, the Company would have recorded $5,031 as additional compensation expense during the three months ended December 31, 2002 and 2001, resulting in a net loss of $144,612 and $148,898 for the three months ended December 31, 2002 and 2001, respectively, and a net loss per common share of $0.04 for the three months ended December 31, 2002 and 2001.

2.  Due from Related Entity

During the three months ended December 31, 2002 and 2001, the Company allocated certain common corporate services aggregating $5,724 and $12,164, respectively, to Resource Ventures, Inc. ("Resource"), the Company's former wholly-owned Nevada subsidiary engaged in gold-mining activities in Zimbabwe, which was spun-off to the Company's shareholders on July 1, 2000. As of December 31, 2002 and September 30, 2002, amounts due from Resource aggregated $56,799 and $51,075, respectively. During January 2003, the September 30, 2002 balance of $51,075 was paid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2002 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2002 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

As of December 31, 2002, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Results of Operations:

Three Months Ended December 31, 2002 and 2001:

General and Administrative. General and administrative expenses were $128,923 and $105,524 for the three months ended December 31, 2002 and 2001, respectively. Significant components of general and administrative expenses include management and directors' compensation, accounting fees, insurance costs and office expenses. The increase in expenses in 2002 as compared to 2001 was primarily a result of an increase in accounting fees and insurance costs, offset in part by reduced management compensation and office expenses. The Company expects general and administrative expenses to decrease in subsequent quarters.

Legal Fees. Legal fees were $9,365 and $22,746 for the three months ended December 31, 2002 and 2001, respectively. The decrease in legal fees in 2002 as compared to 2001 was a result of the Company concluding legal settlements with respect to all litigation and claims that it had been pursuing in various jurisdictions against the Company's former officers, directors, auditors and legal counsel during the three months ended September 30, 2002. The Company expects legal fees to decrease in subsequent quarters.

Depreciation and Amortization. Depreciation and amortization was $98 and $2,987 for the three months ended December 31, 2002 and 2001.

Interest Expense. Interest expense was $247 and $13,017 for the three months ended December 31, 2002 and 2001, respectively. The decrease in interest expense in 2002 as compared to 2001 was a result of the repayment in August 2002 of notes payable of $500,000, which the Company originally borrowed in October 2001.

Interest Income. Interest income was $5,948 and $2,014 for the three months ended December 31, 2002 and 2001, respectively, as a result of increased interest-bearing cash balances during 2002.

Other Expense. Other expense was $6,896 and $1,607 for the three months ended December 31, 2002 and 2001, respectively.

Net Loss. Net loss was $139,581 and $143,867 for the three months ended December 31, 2002 and 2001, respectively.

Financial Condition - December 31, 2002:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $4,648,610 at December 31, 2002, as compared to $4,768,749 at September 30, 2002, a decrease of $120,139. As of December 31, 2002, the Company had working capital of $4,627,792, as compared to working capital of $4,767,275 at September 30, 2002.

Operating. The Company's operations utilized cash resources of $114,415 and $239,563 during the three months ended December 31, 2002 and 2001, respectively.

As of December 31, 2002, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses during the remainder of the fiscal year ending September 30, 2003.

Investing. During the three months ended December 31, 2002 and 2001, net cash utilized in investing activities was $5,724 and $12,164, consisting of an increase in the amount due from related entity.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II. OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b)  Reports on Form 8-K

          Three Months Ended December 31, 2002:

          The Company filed a Current Report on Form 8-K and a Current Report on Form 8-K/A to report that it changed its independent accountants on October 31, 2002 and on March 29, 2001.

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




                                               ARIES VENTURES INC.
                                             ------------------------
                                                   (Registrant)



                                             /s/ ROBERT N. WEINGARTEN
DATE:  February 11, 2003                By:  ________________________
                                             Robert N. Weingarten
                                             President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer
                                             and Chief Financial
                                             Officer)

                                  CERTIFICATION


     I, Robert N. Weingarten, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Aries Ventures Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/ ROBERT N. WEINGARTEN
Date:  February 11, 2003       By:  _________________________
                                    Robert N. Weingarten
                                    President and Chief
                                    Financial Officer

                                INDEX TO EXHIBITS




Exhibit
Number         Description of Document
------         -----------------------

99.1           Certification - Section 906 of the Sarbanes-Oxley Act of 2002