Form 10QSB
period 2003-03-31
ARIES VENTURES INC
filed 2003-05-15
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

     For the quarterly period ended March 31, 2003

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

     As of March 31, 2003, the Company had 3,311,981 shares of common stock issued and outstanding.

     Documents incorporated by reference:  None.

                               ARIES VENTURES INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets - March 31, 2003 (Unaudited) and September 30, 2002

               Condensed Statements of Operations (Unaudited) - Three Months and Six Months Ended March 31, 2003 and 2002

               Condensed Statements of Cash Flows (Unaudited) - Six Months Ended March 31, 2003 and 2002

               Notes to Condensed Financial Statements (Unaudited) - Three Months and Six Months Ended March 31, 2003 and 2002

     Item 2.   Management's Discussion and Analysis or Plan of Operation

     Item 3.   Controls and Procedures


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATION


                               Aries Ventures Inc.
                            Condensed Balance Sheets



                                    March 31,     September 30,
                                       2003           2002
                                   ------------  ---------------
                                   (Unaudited)
ASSETS

CURRENT
  Cash and cash equivalents        $ 4,568,417   $    4,768,749
  Due from related entity               14,170           51,075
  Prepaid expenses and other
    current assets                       4,630           46,235
                                   ------------  ---------------
                                     4,587,217        4,866,059
                                   ------------  ---------------

PROPERTY AND EQUIPMENT                  27,244           25,844
  Less:  accumulated depreciation
    and amortization                   (25,838)         (25,583)
                                   ------------  ---------------
                                         1,406              261
                                   ------------  ---------------

OTHER
  Deposits                               2,309            2,309
                                   ------------  ---------------
                                   $ 4,590,932   $    4,868,629
                                   ============  ===============


                                   (continued)

                              Aries Ventures Inc.
                      Condensed Balance Sheets (continued)



                                    March 31,    September 30,
                                       2003           2002
                                   ------------  ---------------
                                   (Unaudited)
LIABILITIES

CURRENT
  Accounts payable                 $     46,718  $       68,847
  Accrued liabilities                         -          29,937
                                   ------------  ---------------
                                         46,718          98,784
                                   ------------  ---------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - None               -               -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding -
    3,311,981 shares at March 31,
    2003 and September 30, 2002          33,120          33,120
  Additional paid-in capital          1,800,859       1,800,859
  Retained earnings                   2,710,235       2,935,866
                                   ------------  ---------------
                                      4,544,214       4,769,845
                                   ------------  ---------------
                                   $  4,590,932  $    4,868,629
                                   ============  ===============


            See accompanying notes to condensed financial statements.

                              Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)



                                                 Three Months Ended March 31,
                                             ----------------------------------
                                                  2003              2002
                                            ----------------  -----------------


REVENUES                                    $             -   $              -
                                            ----------------  -----------------

COSTS AND EXPENSES
  General and
    administrative                                   84,433            118,440
  Legal fees                                          5,820              3,120
  Depreciation and
    amortization                                        156              2,987
  Interest expense                                       27             14,835
  Interest income                                    (5,756)            (1,175)
  Other expense                                       1,370              1,670
                                            ----------------  -----------------
NET LOSS                                    $       (86,050)  $       (139,877)
                                            ================  =================


LOSS PER COMMON SHARE -
  BASIC AND DILUTED                         $         (0.03)  $          (0.04)
                                            ================  =================


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                               3,311,981          3,594,177
                                            ================  =================


            See accompanying notes to condensed financial statements.

                              Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)



                                   Six Months Ended March 31,
                                -------------------------------
                                     2003             2002
                               ----------------  --------------

REVENUES                       $             -   $           -
                               ----------------  --------------

COSTS AND EXPENSES
  General and
    administrative                     213,356         223,964
  Legal fees                            15,185          25,866
  Depreciation and
    amortization                           254           5,974
  Interest expense                         274          27,852
  Interest income                      (11,704)         (3,189)
  Other expense                          8,266           3,277
                               ----------------  --------------
NET LOSS                       $      (225,631)  $    (283,744)
                               ================  ==============


LOSS PER COMMON SHARE -
  BASIC AND DILUTED            $         (0.07)  $       (0.08)
                               ================  ==============


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                  3,311,981       3,584,010
                               ================  ==============


            See accompanying notes to condensed financial statements.

                              Aries Ventures Inc.
                 Condensed Statements of Cash Flows (Unaudited)



                                      Six Months Ended March 31,
                                   ---------------------------------
                                       2003              2002
                                  ---------------  -----------------
OPERATING ACTIVITIES
  Net loss                        $     (225,631)  $      (283,744)
    Adjustments to reconcile
      net loss to net cash
      used in operating
      activities:
        Depreciation and
          amortization                       254             5,974
        Common stock issued
          for services                         -             1,830
        Changes in operating
          assets and
          liabilities:
          Decrease in:
            Prepaid expenses
              and other
              current assets              41,606            26,991
          Increase
            (decrease) in:
            Accounts payable             (22,129)         (119,646)
            Accrued liabilities          (29,937)            5,412
                                  ---------------  -----------------
  Net cash used in operating
    activities                          (235,837)         (363,183)
                                  ---------------  -----------------


INVESTING ACTIVITIES
  Payment from related entity             51,075                 -
  Increase in amount due from
    related entity                       (14,170)          (18,040)
  Purchase of property and
    equipment                             (1,400)                -
                                  ---------------  -----------------
  Net cash provided by (used
    in) investing activities              35,505           (18,040)
                                  ---------------  -----------------


                                   (continued)

                              Aries Ventures Inc.
           Condensed Statements of Cash Flows (Unaudited) (continued)



                               Six Months Ended March 31,
                             --------------------------------
                                  2003            2002
                             --------------  ----------------

FINANCING ACTIVITIES
  Proceeds from issuance
    of notes payable         $           -   $       500,000
                             --------------  ----------------
  Net cash provided by
    financing activities                 -           500,000
                             --------------  ----------------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)         (200,332)          118,777
  At beginning of period         4,768,749            68,616
                             --------------  ----------------
  At end of period           $   4,568,417   $       187,393
                             ==============  ================


            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
               Notes to Condensed Financial Statements (Unaudited)
            Three Months and Six Months Ended March 31, 2003 and 2002


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

Comments - The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2003, the results of operations for the three months and six months ended March 31, 2003 and 2002, and cash flows for the six months ended March 31, 2003 and 2002. The balance sheet as of September 30, 2002 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2003.

Business - The Company currently has no business operations. The Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three months and six months ended March 31, 2003 and 2002 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months and six months ended March 31, 2003 and 2002. As of March 31, 2003, potentially dilutive securities consisted of outstanding Series A common stock purchase warrants and stock options to acquire 3,250,981 shares and 353,318 shares, respectively.

Comprehensive Income (Loss) - Since the Company had no items of comprehensive income (loss) during the three months and six months ended March 31, 2003 and 2002, a statement of comprehensive income (loss) is not presented.

Pro Forma Financial Disclosure - The fair value of stock options granted under the Company's Employee Stock Option Plan and Management Incentive Stock Option Plan on November 1, 2000 were estimated on the grant date using the Black-Scholes option pricing model. Had such stock options been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations would have been as follows:

For the three months ended March 31, 2003 and 2002, the Company would have recorded $5,031 as additional compensation expense, resulting in a net loss of $91,081 and $144,908, respectively, and a net loss per common share of $0.03 and $0.04, respectively.

For the six months ended March 31, 2003 and 2002, the Company would have recorded $10,062 as additional compensation expense, resulting in a net loss of $235,693 and $293,806, respectively, and a net loss per common share of $0.07 and $0.08, respectively.


2.  Due from Related Entity

During the six months ended March 31, 2003 and 2002, the Company allocated certain common corporate services aggregating $14,170 and $18,040, respectively, to Resource Ventures, Inc. ("Resource"), the Company's former wholly-owned Nevada subsidiary engaged in gold-mining activities in Zimbabwe. The Company spun-off and distributed all of the common stock of Resource to the Company's shareholders on July 1, 2000. As of March 31, 2003 and September 30, 2002, amounts due from Resource aggregated $14,170 and $51,075, respectively. During the three months and six months ended March 31, 2003, the September 30, 2002 balance of $51,075 was paid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

As of March 31, 2003, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Results of Operations:

Three Months Ended March 31, 2003 and 2002:

General and Administrative. General and administrative expenses were $84,433 and $118,440 for the three months ended March 31, 2003 and 2002, respectively. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office expenses. The decrease in expenses in 2003 as compared to 2002 was primarily a result of reduced management compensation and office expenses.

Legal Fees. Legal fees were $5,820 and $3,120 for the three months ended March 31, 2003 and 2002, respectively. The increase in legal fees in 2003 as compared to 2002 was a result of the Company efforts to have the Bankruptcy Court close the Company's Chapter 11 bankruptcy case and issue a final decree. The Company expects legal fees to decrease from these levels in subsequent quarters.

Depreciation and Amortization. Depreciation and amortization was $156 and $2,987 for the three months ended March 31, 2003 and 2002, respectively.

Interest Expense. Interest expense was $27 and $14,835 for the three months ended March 31, 2003 and 2002, respectively. The decrease in interest expense in 2003 as compared to 2002 was a result of the repayment in August 2002 of notes payable of $500,000, which the Company originally borrowed in October 2001.

Interest Income. Interest income was $5,756 and $1,175 for the three months ended March 31, 2003 and 2002, respectively, as a result of increased interest-bearing cash balances during the fiscal year ending September 30, 2003.

Other Expense. Other expense was $1,370 and $1,670 for the three months ended March 31, 2003 and 2002, respectively.

Net Loss. Net loss was $86,050 and $139,877 for the three months ended March 31, 2003 and 2002, respectively.

Six Months Ended March 31, 2003 and 2002:

General and Administrative. General and administrative expenses were $213,356 and $223,964 for the six months ended March 31, 2003 and 2002, respectively. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office expenses. The decrease in expenses in 2003 as compared to 2002 was primarily a result of reduced management compensation and office expenses. The Company expects general and administrative expenses to decrease from these levels in subsequent quarters.

Legal Fees. Legal fees were $15,185 and $25,866 for the six months ended March 31, 2003 and 2002, respectively. The decrease in legal fees in 2003 as compared to 2002 was a result of the Company concluding legal settlements with respect to all litigation and claims that it had been pursuing in various jurisdictions against the Company's former officers, directors, auditors and legal counsel during the three months ended September 30, 2002. The Company expects legal fees to decrease from these levels in subsequent quarters.

Depreciation and Amortization. Depreciation and amortization was $254 and $5,974 for the six months ended March 31, 2003 and 2002, respectively.

Interest Expense. Interest expense was $274 and $27,852 for the six months ended March 31, 2003 and 2002, respectively. The decrease in interest expense in 2003 as compared to 2002 was a result of the repayment in August 2002 of notes payable of $500,000, which the Company originally borrowed in October 2001.

Interest Income. Interest income was $11,704 and $3,189 for the six months ended March 31, 2003 and 2002, respectively, as a result of increased interest-bearing cash balances during the fiscal year ended September 30, 2003.

Other Expense. Other expense was $8,266 and $3,277 for the six months ended Mach 31, 2003 and 2002, respectively.

Net Loss. Net loss was $225,631 and $283,744 for the six months ended March 31, 2003 and 2002, respectively.

Financial Condition - March 31, 2003:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $4,568,417 at March 31, 2003, as compared to $4,768,749 at September 30, 2002, a decrease of $200,332. As of March 31, 2003, the Company had working capital of $4,540,499, as compared to working capital of $4,767,275 at September 30, 2002.

Operating. The Company's operations utilized cash resources of $235,837 and $363,183 during the six months ended March 31, 2003 and 2002, respectively.

As of March 31, 2003, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses at least through the remainder of the fiscal year ending September 30, 2003.

Investing. During the six months ended March 31, 2003, net cash provided by investing activities was $35,505, consisting of the payment from a related entity of $51,075, reduced by an increase in the amount due from the related entity of $14,170 and the purchase of property and equipment of $1,400. During the six months ended March 31, 2002, net cash used in investing activities was $18,040, consisting of an increase in the amount due from the related entity.

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

     (b)  Reports  on  Form  8-K

          Three Months Ended March 31, 2003:

          The Company filed a Current Report on Form 8-K on January 14, 2003 and a Current Report on Form 8-K/A on January 22, 2003 to report that it changed its independent accountants.

          The Company filed a Current Report on Form 8-K on January 31, 2003 to report that the Company had filed documents with the Bankruptcy Court requesting that it enter an order granting the Company a final decree and closing the Company's Chapter 11 bankruptcy case, which order was entered on February 19, 2003.

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




                                               ARIES VENTURES INC.
                                             ------------------------
                                                   (Registrant)



                                             /s/ ROBERT N. WEINGARTEN
DATE:  May 12, 2003                     By:  ------------------------
                                             Robert N. Weingarten
                                             President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer
                                             and Chief Financial
                                             Officer)

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


                                    /s/ ROBERT N. WEINGARTEN
Date:  May 12, 2003            By:  ------------------------
                                    Robert N. Weingarten
                                    President and Chief
                                    Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number         Description of Document
------         -----------------------

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002