Form 10QSB
period 2003-06-30
ARIES VENTURES INC
filed 2003-08-12
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended June 30, 2003

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

      As of June 30, 2003, the Company had 3,311,981 shares of common stock issued and outstanding.

      Documents incorporated by reference:  None.

                               ARIES VENTURES INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Balance Sheets - June 30, 2003 (Unaudited) and September 30, 2002

               Condensed Statements of Operations (Unaudited) - Three Months and Nine Months Ended June 30, 2003 and 2002

               Condensed Statements of Cash Flows (Unaudited) - Nine Months Ended June 30, 2003 and 2002

               Notes to Condensed Financial Statements (Unaudited) - Three Months and Nine Months Ended June 30, 2003 and 2002

      Item 2.  Management's Discussion and Analysis or Plan of Operation

      Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


                               Aries Ventures Inc.
                            Condensed Balance Sheets


                                            June 30,      September 30,
                                              2003             2002
                                           ----------       ----------
                                          (Unaudited)
ASSETS

CURRENT
  Cash and cash equivalents               $ 4,464,169      $ 4,768,749
  Due from related entity                      33,591           51,075
  Prepaid expenses and other
    current assets                             63,076           46,235
                                           ----------       ----------
                                            4,560,836        4,866,059
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         27,244           25,844
  Less:  accumulated depreciation
    and amortization                          (26,019)         (25,583)
                                           ----------       ----------
                                                1,225              261
                                           ----------       ----------

OTHER
  Deposits                                      2,309            2,309
                                           ----------       ----------
                                          $ 4,564,370      $ 4,868,629
                                           ==========       ==========



                                   (continued)

                               Aries Ventures Inc.
                      Condensed Balance Sheets (continued)


                                            June 30,      September 30,
                                              2003             2002
                                           ----------       ----------
                                          (Unaudited)
LIABILITIES

CURRENT
  Accounts payable                        $    50,033      $    68,847
  Accrued liabilities                          52,701           29,937
  Income taxes payable                         33,587             -
                                           ----------       ----------
                                              136,321           98,784
                                           ----------       ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - None                  -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued and outstanding -
    3,311,981 shares at June 30,
    2003 and September 30, 2002                33,120           33,120
  Additional paid-in capital                1,800,859        1,800,859
  Retained earnings                         2,594,070        2,935,866
                                           ----------       ----------
                                            4,428,049        4,769,845
                                           ----------       ----------
                                          $ 4,564,370      $ 4,868,629
                                           ==========       ==========





            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)

                                 Three Months Ended June 30,
                                 ---------------------------
                                   2003               2002
                                   ----               ----
REVENUES                         $    -             $    -
                                   -------            -------

COSTS AND EXPENSES
  General and
    administrative                  88,074            125,542
  Legal fees                            20             10,435
  Depreciation and
    amortization                       182              1,533
  Interest expense                     492             15,420
  Interest income                   (5,751)              (588)
  Other expense                        104                470
                                   -------            -------
  Net loss before
    income taxes                   (83,121)          (152,812)

  State income taxes                33,044               -
                                   -------            -------
NET LOSS                         $(116,165)         $(152,812)
                                   =======            =======


LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.04)            $(0.04)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED              3,311,981          3,594,177
                                 =========          =========



            See accompanying notes to condensed financial statements.


                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)


                                 Nine Months Ended June 30,
                                 --------------------------
                                   2003               2002
                                   ----               ----
REVENUES                         $    -             $    -
                                   -------            -------

COSTS AND EXPENSES
  General and
    administrative                 301,430            349,506
  Legal fees                        15,205             36,301
  Depreciation and
    amortization                       436              7,507
  Interest expense                     766             43,272
  Interest income                  (17,455)            (3,777)
  Other expense                      8,370              3,747
                                   -------            -------
  Net loss before
    income taxes                  (308,752)          (436,556)

  State income taxes                33,044               -
                                   -------            -------
NET LOSS                         $(341,796)         $(436,556)
                                   =======            =======


LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.10)            $(0.12)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED              3,311,981          3,587,399
                                 =========          =========





            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Cash Flows (Unaudited)


                                 Nine Months Ended June 30,
                                 --------------------------
                                   2003               2002
                                   ----               ----
OPERATING ACTIVITIES
  Net loss                     $  (341,796)         $(436,556)
    Adjustments to reconcile
      net loss to net cash
      used in operating
      activities:
        Depreciation and
          amortization                 436              7,507
        Common stock issued
          for services                -                 1,830
        Changes in operating
          assets and
          liabilities:
          Increase in:
            Prepaid expenses
              and other
              current assets       (16,841)           (20,090)
          Increase
            (decrease) in:
            Accounts payable       (18,814)          (109,605)
            Accrued liabilities     22,764             72,477
            Income taxes payable    33,587               -
                                 ---------            -------
  Net cash used in operating
    activities                    (320,664)          (484,437)
                                 ---------            -------


INVESTING ACTIVITIES
  Payment from related entity       65,245             77,393
  Increase in amount due from
    related entity                 (47,761)           (45,865)
  Purchase of property and
    equipment                       (1,400)              -
                                 ---------            -------
  Net cash provided by
    investing activities            16,084             31,528
                                 ---------            -------




                                   (continued)

                               Aries Ventures Inc.
           Condensed Statements of Cash Flows (Unaudited) (continued)


                                 Nine Months Ended June 30,
                                 --------------------------
                                   2003               2002
                                   ----               ----
FINANCING ACTIVITIES
  Proceeds from issuance
    of notes payable           $      -             $ 500,000
                                 ---------            -------
  Net cash provided by
    financing activities              -               500,000
                                 ---------            -------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)         (304,580)            47,091
  At beginning of period         4,768,749             68,616
                                 ---------            -------
  At end of period             $ 4,464,169          $ 115,707
                                 =========            =======



            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
               Notes to Condensed Financial Statements (Unaudited)
            Three Months and Nine Months Ended June 30, 2003 and 2002


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

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2003, the results of operations for the three months and nine months ended June 30, 2003 and 2002, and cash flows for the nine months ended June 30, 2003 and 2002. The balance sheet as of September 30, 2002 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2003.

Business - The Company currently has no business operations. The Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three months and nine months ended June 30, 2003 and 2002 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months and nine months ended June 30, 2003 and 2002. As of June 30, 2003, potentially dilutive securities consisted of outstanding Series A common stock purchase warrants and stock options to acquire 3,250,981 shares and 353,318 shares, respectively.

Comprehensive Income (Loss) - Since the Company had no items of comprehensive income (loss) during the three months and six months ended June 30, 2003 and 2002, a statement of comprehensive income (loss) is not presented.

Stock-Based Compensation - The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company may periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

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

For the three months ended June 30, 2003 and 2002, the Company would have recorded $5,031 as additional compensation expense, resulting in a net loss of $121,196 and $157,843, respectively, and a net loss per common share of $0.04 and $0.04, respectively.

For the nine months ended June 30, 2003 and 2002, the Company would have recorded $15,093 as additional compensation expense, resulting in a net loss of $356,889 and $451,649, respectively, and a net loss per common share of $0.11 and $0.13, respectively.


2.  Due from Related Entity

During the nine months ended June 30, 2003 and 2002, the Company allocated certain common corporate services aggregating $47,761 and $45,865, respectively, to Resource Ventures, Inc. ("Resource"), the Company's former wholly-owned

Nevada subsidiary engaged in gold-mining activities in Zimbabwe. The Company spun-off and distributed all of the common stock of Resource to the Company's shareholders on July 1, 2000. As of June 30, 2003 and September 30, 2002, amounts due from Resource aggregated $33,591 and $51,075, respectively. During the three months and nine months ended June 30, 2003, Resource paid the Company $14,170 and $65,245, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

As of June 30, 2003, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Results of Operations:

Three Months Ended June 30, 2003 and 2002:

General and Administrative. General and administrative expenses were $88,074 and $125,542 for the three months ended June 30, 2003 and 2002, respectively. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office expenses. The decrease in expenses in 2003 as compared to 2002 was primarily a result of reduced management compensation, accounting fees and insurance costs.

Legal Fees. Legal fees were $20 and $10,435 for the three months ended June 30, 2003 and 2002, respectively. The decrease in legal fees in 2003 as compared to 2002 was a result of the Company concluding legal settlements with respect to all litigation and claims that it had been pursuing in various jurisdictions against the Company's former officers, directors, auditors and legal counsel during the year ended September 30, 2002.

Depreciation and Amortization. Depreciation and amortization was $182 and $1,533 for the three months ended June 30, 2003 and 2002, respectively.

Interest Expense. Interest expense was $492 and $15,420 for the three months ended June 30, 2003 and 2002, respectively. The decrease in interest expense in 2003 as compared to 2002 was a result of the repayment in August 2002 of notes payable of $500,000, which the Company originally borrowed in October 2001.

Interest Income. Interest income was $5,751 and $588 for the three months ended June 30, 2003 and 2002, respectively, as a result of increased interest-bearing cash balances during the fiscal year ending September 30, 2003.

Other Expense. Other expense was $104 and $470 for the three months ended June 30, 2003 and 2002, respectively.

Net Loss Before Income Taxes. Net loss before income taxes was $83,121 and $152,812 for the three months ended June 30, 2003 and 2002, respectively.

State Income Taxes. At June 30, 2003, the Company accrued $33,044 of state income tax expense for the California alternative minimum tax relating to the proceeds from the legal settlements received in September 2002, which was paid in July 2003. The Company does not expect to be subject to this tax in subsequent periods. The Company did not have any state income tax expense in 2002.

Net Loss. Net loss was $116,165 and $152,812 for the three months ended June 30, 2003 and 2002, respectively.

Nine Months Ended June 30, 2003 and 2002:

General and Administrative. General and administrative expenses were $301,430 and $349,506 for the nine months ended June 30, 2003 and 2002, respectively. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office expenses. The decrease in expenses in 2003 as compared to 2002 was primarily a result of reduced management compensation and office expenses, offset in part by increased accounting fees and insurance costs.

Legal Fees. Legal fees were $15,205 and $36,301 for the nine months ended June 30, 2003 and 2002, respectively. The decrease in legal fees in 2003 as compared to 2002 was a result of the Company concluding legal settlements with respect to all litigation and claims that it had been pursuing in various jurisdictions against the Company's former officers, directors, auditors and legal counsel during the year ended September 30, 2002. The Company expects legal fees to decrease from these levels in subsequent quarters.

Depreciation and Amortization. Depreciation and amortization was $436 and $7,507 for the nine months ended June 30, 2003 and 2002, respectively.

Interest Expense. Interest expense was $766 and $43,272 for the nine months ended June 30, 2003 and 2002, respectively. The decrease in interest expense in 2003 as compared to 2002 was a result of the repayment in August 2002 of notes payable of $500,000, which the Company originally borrowed in October 2001.

Interest Income. Interest income was $17,455 and $3,777 for the nine months ended June 30, 2003 and 2002, respectively, as a result of increased interest-bearing cash balances during the fiscal year ended September 30, 2003.

Other Expense. Other expense was $8,370 and $3,747 for the nine months ended June 30, 2003 and 2002, respectively.

Net Loss Before Income Taxes. Net loss before income taxes was $308,752 and $436,556 for the nine months ended June 30, 2003 and 2002, respectively.

State Income Taxes. At June 30, 2003, the Company accrued $33,044 of state income tax expense for the California alternative minimum tax relating to the proceeds from the legal settlements received in September 2002, which was paid in July 2003. The Company does not expect to be subject to this tax in subsequent periods. The Company did not have any state income tax expense in 2002.

Net Loss. Net loss was $341,796 and $436,556 for the nine months ended June 30, 2003 and 2002, respectively.

Financial Condition - June 30, 2003:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $4,464,169 at June 30, 2003, as compared to $4,768,749 at September 30, 2002, a decrease of $304,580.

The Company had working capital of $4,424,515 at June 30, 2003, as compared to working capital of $4,767,275 at September 30, 2002.

Operating. The Company's operations utilized cash resources of $320,664 and $484,437 during the nine months ended June 30, 2003 and 2002, respectively.

As of June 30, 2003, the Company had no business operations. The Company's efforts are focused on seeking a new business opportunity and maintaining the corporate entity.

The Company anticipates that its working capital resources are adequate to fund anticipated costs and expenses at least through the remainder of the fiscal year ending September 30, 2003.

Investing. During the nine months ended June 30, 2003, net cash provided by investing activities was $16,084, consisting of the payment from a related entity of $65,245, reduced by an increase in the amount due from the related entity of $47,761 and the purchase of property and equipment of $1,400. During the nine months ended June 30, 2002, net cash provided by investing activities was $31,528, consisting of the payment from a related entity of $77,393, reduced by an increase in the amount due from the related entity of $45,865.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

           Three Months Ended June 30, 2003:  None

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




                                               ARIES VENTURES INC.
                                             ------------------------
                                                   (Registrant)



                                             /s/ ROBERT N. WEINGARTEN
DATE:  August 11, 2003                  By:  ________________________
                                             Robert N. Weingarten
                                             President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer
                                             and Chief Financial
                                             Officer)

                                INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002