Form 10KSB
period 2003-09-30
ARIES VENTURES INC
filed 2003-12-29
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended September 30, 2003

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had no revenues from operations for the fiscal year ended September 30, 2003.

     The aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $345,000 as of November 30, 2003.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The issuer had 2,032,226 shares of common stock issued and outstanding as of November 30, 2003.

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

History:

     Aries Ventures Inc. ("Aries" or the "Company") was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn Corp., a Colorado corporation ("Casmyn"). On April 28, 2000, Casmyn was merged with and into Aries, with Aries being the surviving corporation.

Business Overview:

     As of September 30, 2003, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The Company is not restricting its search to any particular business or industry, geographical area, or legal or business structure.

     The Company recognizes that the number of suitable business opportunities that are available to it may be limited, and a transaction would likely result in substantial dilution to the current equity holders, and a change in control and name of the Company. The Company does not expect to present any such transaction to its stockholders for consent or approval.

     Management and/or principal stockholders may actively negotiate or otherwise consent to the purchase of all or a portion of their securities as a condition to, or in connection with, a proposed reorganization, merger or acquisition, and such opportunity may or may not be afforded to other stockholders.

     The Company is unable to predict if and when it may actually accomplish a transaction. The Company is not currently engaged in substantive negotiations with any businesses or companies regarding the possibility of an acquisition, reorganization, merger or other significant business opportunity.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's corporate and administrative offices are located at 28720 Canwood Street, Suite 207, Agoura Hills, California 91301. Such facilities consist of 1,847 square feet and are occupied under an operating lease that expires on September 30, 2004.


ITEM 3. LEGAL PROCEEDINGS

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

     During February 2002, the Company settled all outstanding debts and claims that it had against WaterPur International, Inc. ("WaterPur") in exchange for 1,000,000 shares of WaterPur common stock and warrants to purchase 250,000 shares of WaterPur common stock, exercisable for a period of three years at $1.00 per share. In conjunction with this settlement, the acquisitions previously effected by WaterPur on May 10, 1999 were rescinded, and WaterPur acquired Aquentium, Inc., an investment and holding company incorporated in the state of Nevada, in a reverse merger transaction. The Company did not ascribe any value to the WaterPur securities because the securities are illiquid, the Company was unable to determine a fair market value for such securities, and the previous investments in WaterPur were written off in prior years as the Company deemed such investments impaired.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a.   Market Information

     From July 14, 2000 through September 30, 2003, the Company's common stock has been traded on the over-the-counter market under the symbol "ARVT".

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

                                                 High      Low
                                                 ----      ---


     Fiscal Year Ended September 30, 2002:

     Three months ended -

         December 31, 2001                     $ 0.51   $ 0.02
         March 31, 2002                          0.45     0.25
         June 30, 2002                           0.25     0.15
         September 30, 2002                      0.15     0.15


     Fiscal Year Ended September 30, 2003:

     Three months ended -

         December 31, 2002                     $ 0.11   $ 0.03
         March 31, 2003                          1.00     0.07
         June 30, 2003                           0.51     0.23
         September 30, 2003                      0.35     0.25


     b.   Holders

     As of September 30, 2003, the Company had 39 shareholders of record with respect to the Company's common stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 900 common shareholders, including shares held in street name, as of September 30, 2003.

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

     d.   Securities Authorized for Issuance under Equity Compensation Plans

     On November 1, 2000, the Company granted stock options under its Employee Stock Option Plan and Management Incentive Stock Option Plan to management and directors as summarized below (see "ITEM 10. EXECUTIVE COMPENSATION - Stock Option Plans"). These stock option plans were approved by the United States Bankruptcy Court as part of the Company's confirmed plan of reorganization. The Company does not have any other stock option plans.

Number of
securities                               Number of securities
to be issued                             remaining available
upon exercise      Weighted-average      for future issuance
of outstanding     exercise price        under equity
options,           of outstanding        compensation plans
warrants and       options, warrants     (excluding securities
rights (1)         and rights            reflected in column (a))
--------------     -----------------     ------------------------

  353,318               $0.24                  247,322 shares


Sales of Unregistered Securities

     The Company did not sell any unregistered securities during the fiscal years ended September 30, 2003 or 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview:

     As of September 30, 2003, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Critical Accounting Policies:

     The Company prepared the financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

     The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

Income Taxes:

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Results of Operations - Fiscal Years Ended September 30, 2003 and 2002:

     General and Administrative. General and administrative expenses were $398,962 and $608,064 for the fiscal years ended September 30, 2003 and 2002, respectively. General and administrative expenses decreased by $209,102 or 34.4% in 2003 as compared to 2002, primarily as a result of decreases in management and directors compensation.

     Proceeds from Legal Settlements. During September 2002, the Company concluded legal settlements with respect to all litigation and claims that it had been pursuing in various jurisdictions against the Company's former officers and directors, auditors and legal counsel. These legal settlements provided for aggregate lump-sum cash payments to the Company of $6,901,406, which resulted in net payments of $5,676,406, after deduction for contingency legal fees and other related expenses.

     Legal Fees. Legal fees were $15,459 and $1,264,984 for the fiscal years ended September 30, 2003 and 2002. Included in legal fees for the fiscal year ended September 30, 2002 were contingency legal fees of $1,225,000, equivalent to 17.75% of the gross settlement proceeds of $6,901,406.

     Depreciation and Amortization. Depreciation and amortization was $553 and $7,727 for the fiscal years ended September 30, 2003 and 2002, respectively.

     Loss from Write-Down of Marketable Securities. At September 30, 2002, the Company recorded a write-down of $24,000 on its investment in corporate bonds to reflect a permanent decline in market value.

     Interest Expense. Interest expense decreased to $1,289 for the fiscal year ended September 30, 2003, as compared to $54,858 for the fiscal year ended September 30, 2002, as a result of the Company repaying $500,000 of notes payable in August 2002 that it originally issued in October 2001.

     Interest Income. Interest income increased to $19,452 for the fiscal year ended September 30, 2003, as compared to $6,935 for the fiscal year ended September 30, 2002, as a result of increased interest-bearing cash balances during 2003.

     State Income Taxes. State income taxes were $36,456 for the fiscal year ended September 30, 2003, as compared to $1,670 for the fiscal year ended September 30, 2002. State income taxes in 2003 consisted primarily of the California alternative minimum tax relating to the proceeds from the legal settlements received in September 2002, which was paid in July 2003. The Company does not expect to be subject to this tax in subsequent periods.

     Net Income (Loss). The Company had a net loss of $433,267 for the fiscal year ended September 30, 2003. As a result of the conclusion of legal settlements in 2002, the Company had net income of $4,947,038 for the fiscal year ended September 30, 2002.

Consolidated Financial Condition - September 30, 2003:

Liquidity and Capital Resources:

     Overview. The Company's cash and cash equivalents were $4,345,513 at September 30, 2003, as compared to $4,768,749 at September 30, 2002, a decrease of $423,236. As of September 30, 2003, the Company's working capital was $4,333,161, as compared to $4,767,275 at September 30, 2002.

     Subsequent to September 30, 2003, effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743.

     Operating. The Company's operations utilized cash resources of $446,017 during the fiscal year ended September 30, 2003, as compared to utilizing cash resources of $785,724 during the fiscal year ended September 30, 2002 (exclusive of the legal settlements received in 2002, net of the related contingency legal fees, of $5,676,406), primarily for various general and administrative and legal costs.

     As of September 30, 2003, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The Company believes that its working capital resources are adequate to fund anticipated costs and expenses during the fiscal year ending September 30, 2004.

     Investing. During the fiscal years ended September 30, 2003 and 2002, the Company generated net cash from investing activities of $22,781 and $26,318, respectively.

     During the fiscal years ended September 30, 2003 and 2002, the Company allocated certain common corporate services to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors, aggregating $60,485 and $51,075, respectively. As of September 30, 2003 and 2002, amounts due from Resource aggregated $26,894 and $51,075, respectively. During the fiscal years ended September 30, 2003 and 2002, Resource paid the Company $84,666 and $$77,393.

     As of September 30, 2003, the Company did not have any outstanding commitments for capital expenditures.

     Financing. During the fiscal year ended September 30, 2002, the Company utilized net cash in financing activities of $216,867. The Company did not have any financing activities during the fiscal year ended September 30, 2003.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In February 2001, the Company's independent accountants, Hollander, Lumer & Co., LLP, merged with Good Swartz Brown & Berns LLP ("GSBB") and HL's senior partner joined GSBB, as a result of which GSBB became the successor entity to HL. As a result of this merger, GSBB subsequently acquired most of the accounting practice of HL and became the Company's independent accountants effective March 29, 2001. The termination of HL and the retention of GSBB were approved by the Company's Board of Directors.

     Prior to GSBB becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with GSBB regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided that was an important factor considered by the Company in reaching a decision on an accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-B.

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

     Effective October 31, 2002, the Company terminated GSBB and retained Weinberg & Company, P.A. ("W&C"). The Company changed accounting firms as a result of one of GSBB's partners leaving GSBB and joining W&C. The termination of GSBB and the retention of W&C were approved by the Company's Board of Directors.

     Prior to W&C becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with W&C regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided that was an important factor considered by the Company in reaching a decision on an accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-B.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following tables and text set forth the names and ages of all directors and executive officers of the Company as of November 30, 2003. Pursuant to the Company's confirmed plan of reorganization, the Board of Directors of the Company is comprised of three classes, with each class having a staggered three-year term. All of the directors serve until their terms expire and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.
                                    DIRECTORS

                                             Date Elected
Name                             Age         as Director
----                             ---         -----------

Class I (term expired
April 11, 2001):

Mark S. Zucker (1)               42          August 1, 1998

Class II (term expired
April 11, 2002):

Divo Milan (1)(2)(3)             47          August 21, 1998

Class III (term expired
April 11, 2003):

Selwyn Kossuth (1)(2)(3)         66          September 26, 1997

-------------------------

(1) Member of the executive committee.

(2) Member of the compensation committee.

(3) Member of the audit committee.

                               EXECUTIVE OFFICERS

                                                                   Date First
                                                                   Elected as
Name                             Age         Position               Officer
----                             ---         --------              ----------

Mark S. Zucker                   42          Chairman of the       October 1,
                                             Board of Directors    1998


Robert N. Weingarten             51          President, Chief      November 20,
                                             Financial Officer     1998
                                             and Secretary


Biographies of Directors and Executive Officers:

Selwyn Kossuth. Mr. Kossuth's career has been in international mining finance and the development of strategic marketing programs. During his career, Mr. Kossuth has served as president and chief executive officer of the Investment Funds Institute of Canada, as executive director and chief operating officer of the Ontario Securities Commission, vice president and director of corporate finance of Nesbitt Thomson, Inc., and president of the Canadian operations of the Hochschild Group. He holds a Bachelor's Degree in Commerce from Stellenbosch University, and a Master's Degree in Law from Oxford University. Mr. Kossuth is an English barrister. Mr. Kossuth serves on the board of governors and audit committee of Royal Bank of Canada Mutual Funds, and is a consultant to the Investment Funds Institute of Canada and to Leon Frazer Associates, Inc. Mr. Kossuth also serves on the board of directors of Resource Ventures, Inc., a public company formerly owned by Aries Ventures Inc.

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

Mark S. Zucker. Mr. Zucker served as President and Chief Executive Officer of the Company from October 1, 1998 through September 30, 2002. Mr. Zucker became a member of the Board of Directors on August 1, 1998. In 2002, Mr. Zucker co-founded and currently co-manages Dorchester Capital Advisors, LLC, an investment advisory firm. From 1995 through 2000, Mr. Zucker was the founder and managing partner of Anvil Investors, Inc., an investment advisory firm. From 1991 through 1996, Mr. Zucker was a founding partner and served as

Senior Vice President of Libra Investments, Inc., an investment banking and institutional brokerage firm. Mr. Zucker received a Bachelor of Science Degree from the Wharton School and a Bachelor of Arts Degree from the University of Pennsylvania in 1983. Mr. Zucker serves on the Board of Directors of Resource Ventures, Inc., a public company formerly owned by Aries Ventures Inc.

Robert N. Weingarten. Mr. Weingarten was appointed Chief Financial Officer of the Company on November 20, 1998, and President effective October 1, 2002. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. Since 1979, Mr. Weingarten has served as a consultant to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. Degree in Finance from the University of Southern California in 1975 and a B.A. Degree in Accounting from the University of Washington in 1974. Mr. Weingarten currently serves as an officer of Resource Ventures, Inc., a public company formerly owned by Aries Ventures Inc., and YouthStream Media Networks, Inc.

Family Relationships among Directors and Executive Officers:

     There were no family relationships among directors and executive officers during the fiscal year ended September 30, 2003.

Compliance with Section 16(a) of the Exchange Act:

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended September 30, 2003 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended September 30, 2003, and any written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock registered pursuant to
Section 12 at any time during the fiscal year ended September 30, 2003 failed to file on a timely basis reports required by Section 16(a) during the fiscal year ended September 30, 2003.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to the named executive officers during the last three fiscal years. No other executive officers received total annual compensation exceeding $100,000 during such fiscal years.

                           SUMMARY COMPENSATION TABLE

                  Fiscal
                   Year
Name and          Ended
Principal       September                         Other Annual
Positions           30,    Salary        Bonus    Compensation
---------          ----    ------        -----    ------------

Mark S. Zucker     2003  $ 60,000
Chairman of        2002   125,000     $90,000 (1)  $1,500 (2)
the Board of       2001   125,000
Directors

Robert N.          2003    60,000
Weingarten         2002    60,000      60,000 (1)
President and      2001    60,000
Chief Financial
Officer

---------------

(1) During the fiscal year ended September 30, 2002, the Company paid bonuses to Mr. Zucker and Mr. Weingarten as a result of the successful conclusion of the legal proceedings (see "ITEM 3. LEGAL PROCEEDINGS").

(2) Represents fair market value of 50,000 shares of common stock issued to Mr. Zucker on November 1, 2001 as compensation for arranging a $500,000 loan (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION").

Compensation Agreements with Management:

     The Company entered into three-year employment agreements dated September 1, 1999 with Mark S. Zucker, the Company's then President and Chief Executive Officer, and with Robert N. Weingarten, the Company's then Chief Financial Officer, with minimum annual compensation of $250,000 and $120,000, respectively. Mr. Zucker and Mr. Weingarten do not receive perquisites or other customary benefits such as medical, disability or life insurance, pension or profit-sharing, or any other ancillary benefits. The employment agreements provided that in the event of a change of majority ownership of the Company, Mr. Zucker and Mr. Weingarten would each have the option to terminate their employment with the Company and receive a payment equal to three times their base annual salary. These employment agreements were approved and assumed pursuant to the Company's confirmed plan of reorganization.

     Effective October 1, 2000, Mr. Zucker and Mr. Weingarten voluntarily agreed to permanently reduce their base annual compensation by 50%, resulting in a reduction in annual officers' compensation of $185,000 beginning with the fiscal year ended September 30, 2001. Effective October 1, 2002, Mr. Zucker voluntarily agreed to permanently reduce his base annual salary by an additional 52%, resulting in a reduction in annual officers' compensation of $65,000 beginning with the fiscal year ended September 30, 2003. The employment agreements of Mr. Zucker and Mr. Weingarten have been extended through September 30, 2005, under the same terms and conditions as contained in the original employment agreements, except that, effective October 1, 2002, the compensation of each such person has been permanently reduced to $60,000 per year, and Mr. Zucker's position has been designated as Chairman of the Board of Directors and Mr. Weingarten's positions have been designated as President and Chief Financial Officer.

Compensation Arrangements with Board of Directors:

     During the fiscal years ended September 30, 2003, 2002 and 2001, Selwyn Kossuth, a director of the Company, was paid an annual board consulting fee of approximately $14,000.

     Commencing July 1, 2000, non-officer directors receive $5,000 per year for serving on the Board of Directors. Commencing October 1, 2002, only non-officer directors who are not otherwise compensated by the Company receive $5,000 per year for serving on the Board of Directors. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending board meetings.

Independent Public Accountants:

     Weinberg & Company, P.A. has served as the Company's independent auditors for the fiscal years ended September 30, 2003, 2002 and 2001. Services provided to the Company by Weinberg & Company, P.A. during such periods consisted of the audit of the Company's financial statements and limited reviews of quarterly reports. Charges by Weinberg & Company, P.A. with respect to the audit of the Company's financial statements for the fiscal year ended September 30, 2002 and for the reviews of the Company's unaudited quarterly financial statements during such fiscal year were $22,500. Charges by Weinberg & Company, P.A. with respect to the audit of the Company's financial statements for the fiscal year ended September 30, 2003 and for the reviews of the Company's unaudited quarterly financial statements during such fiscal year are expected to be approximately $23,000.

Long-Term Incentive Plans:

     The Company does not have any long-term incentive plans.

Stock Option Plans:

     Under the Company's Employee Stock Option Plan, the Company may issue stock options to purchase a maximum of 353,318 shares of common stock of the Company pursuant to incentive and non-qualified stock options to officers, management and employees of the Company. Under the Company's Management Incentive Stock Option Plan, the Company may issue stock options to purchase a maximum of 247,322 shares of common stock of the Company pursuant to incentive and non-qualified stock options to officers, directors, employees, management and consultants of the Company. Both stock option plans were adopted by the Board of Directors on April 12, 2000, and are administered by the Board of Directors or, in the discretion of the Board of Directors, by a committee of not less than two individuals with authority to determine persons to whom options will be granted, the timing and manner of grants of options, the exercise prices, the number of shares covered by the options, the terms of the options, and all other determinations necessary or advisable for administration of such stock option plans. At September 30, 2003, there were 247,322 options issuable under the Employee Stock Option Plan and no options issuable under the Management Incentive Stock Option Plan.

     The purchase price for the shares subject to any incentive stock option granted under the Employee Stock Option Plan or the Management Incentive Stock Option Plan shall not be less than 100% of the fair market value of the shares of common stock of the Company on the date the option is granted (110% for stockholders who own in excess of 10% of the outstanding common stock). No options shall be exercisable after the earliest of the following: the expiration of 10 years after the date the option is granted; three months after the date the optionee's employment with the Company terminates if termination is for any reason other than permanent disability or death; or one year after the date the optionee's employment terminates if termination is a result of death or permanent disability. Unless sooner terminated by the Board of Directors, both option plans expire on April 11, 2010.

     On November 1, 2000, the Company granted stock options under these stock option plans to management and directors aggregating 353,318 shares of common stock, exercisable for a period of five years. The exercise price of such options was the fair market value on the date of grant ($0.23 per share), except for Mr. Zucker, a more than 10% stockholder of the Company; the exercise price of Mr. Zucker's option was 110% of the fair market value on the date of grant ($0.25 per share). The stock options vested in equal annual increments on September 30, 2001, 2002 and 2003.

     A summary of stock options issued to officers and directors as of September 30, 2003 (all issued pursuant to stock option plans) is presented below. No stock options have been exercised.

                            STOCK OPTION VALUE TABLE

                                                    Value of
                                                  Unexercised
                  Number of Shares                 in-the-Money
                  of Common Stock                 Stock Options
                  Underlying Stock   Weighted       at Fiscal
                      Options        Average       Year-End (1)
                  -----------------  Exercise   -----------------
Name              Unvested   Vested   Price     Unvested   Vested
----              --------   ------   -----     --------   ------

Mark S. Zucker        -     176,659   $0.25      $  -      $ -

Robert N.
  Weingarten          -     141,327   $0.23         -       2,827

Selwyn Kossuth        -      17,666   $0.23         -         353

Divo Milan            -      17,666   $0.23         -         353
                   -------  -------               ------    -----
                      -     353,318   $0.24      $  -      $3,533
                   =======  =======    ====       ======    =====

--------------

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and the market price for the common stock of $0.25 per share at September 30, 2003.

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

     As of November 30, 2003, the Company had 2,032,226 shares of common stock issued and outstanding, which was the only class of voting securities authorized or outstanding.

     The following table sets forth, as of November 30, 2003: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer of the Company, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                             Amount and       Percent of
                             Nature of        Shares of
Name and Address             Beneficial       Common
of Beneficial Owner          Ownership        Stock (8)
-------------------          ---------        ---------

Kyneton Investments, Ltd.
2 Jane Street, #501
Toronto, Canada M6S 4W3       593,710 (1)        25.5

Directors and Executive
  Officers:

Mark S. Zucker (7)          2,007,149 (2)        64.8

Divo Milan (7)                253,682 (3)        11.7

Selwyn Kossuth (7)             17,666 (4)         0.9

Robert N. Weingarten (7)      141,327 (5)         6.5

All Directors and
Executive Officers as
a Group (4 persons)         2,419,824 (6)        71.3

------------------------

(1) Includes 296,855 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants.

(2) Includes 446,879 shares of common stock owned of record by Reflection Partners, L.P., a California limited partnership, and 50,000 shares of common stock owned by Anvil Claims, Inc. Mark S. Zucker, the Chairman of the Board of Directors of the Company, is the general partner of Reflection Partners, L.P. and the owner of Anvil Claims, Inc. Includes 890,245 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants and vested options to purchase 176,659 shares of common stock.

(3) The securities with respect to Divo Milan are held by Karpnale Investment PTE Ltd., the beneficiaries of which are the sons of Divo Milan. Mr. Milan does not have investment or voting power with respect to such securities, and accordingly, disclaims any beneficial interest in such securities.

     Includes 118,008 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants and vested options to purchase 17,666 shares of common stock.

(4)  Consists of vested options to purchase 17,666 shares of common stock.

(5)  Consists of vested options to purchase 141,327 shares of common stock.

(6) Includes 1,008,253 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants and vested options to purchase 353,318 shares of common stock.

(7) The address of each such person is c/o the Company, 28720 Canwood Street, Suite 207, Agoura Hills, California 91301.

(8) The calculation with respect to percent of shares of common stock outstanding for each beneficial owner assumes that the currently exercisable Series A common stock purchase warrants and the vested stock options owned by each such beneficial owner are exercised, and also assumes that no warrants or options held by others are exercised at that time.

Changes in Control:

     As of September 30, 2003, the Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal years ended September 30, 2003 and 2002, the Company allocated certain common corporate services to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors, aggregating $60,485 and $51,075, respectively. As of September 30, 2003 and 2002, amounts due from Resource aggregated $26,894 and $51,075, respectively. During the fiscal years ended September 30, 2003 and 2002, Resource paid the Company $84,666 and $$77,393.

     Information with respect to remuneration paid to officers and directors is provided at "ITEM 10. EXECUTIVE COMPENSATION".

     Information with respect to the transfer of Series A common stock purchase warrants by a former affiliate of the Company to the Company's lender in conjunction with a short-term loan during the fiscal year ended September 30, 2002 is provided at "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION".

                                    PART IV.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b)  Reports on Form 8-K

     During the three months ended September 30, 2003, the Company did not file any Current Reports on Form 8-K.


ITEM 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


                                   ARIES VENTURES INC.
                                   -------------------
                                      (Registrant)


Date:  December 26, 2003      By:  /s/ ROBERT N. WEINGARTEN
                                   ------------------------
                                   Robert N. Weingarten
                                   President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  December 26, 2003      By:  /s/ MARK S. ZUCKER
                                   -------------------------
                                   Mark S. Zucker
                                   Chairman of the Board of
                                   Directors



Date:  December 26, 2003      By:  /s/ SELWYN KOSSUTH
                                   -------------------------
                                   Selwyn Kossuth
                                   Director



Date:  December 26, 2003      By:  /s/ DIVO MILAN
                                   -------------------------
                                   Divo Milan
                                   Director


Date:  December 26, 2003      By:  /s/ ROBERT N. WEINGARTEN
                                   -------------------------
                                   Robert N. Weingarten
                                   President and Chief
                                   Financial Officer

                               Aries Ventures Inc.

                          Index to Financial Statements



Report of Independent Public Accountants

Balance Sheets - September 30, 2003 and 2002

Statements of Operations - Fiscal Years Ended September 30, 2003 and 2002

Statements of Shareholders' Equity - Fiscal Years Ended September 30, 2003 and 2002

Statements of Cash Flows - Fiscal Years Ended September 30, 2003 and 2002

Notes to Financial Statements - Fiscal Years Ended September 30, 2003 and 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Aries Ventures Inc.

     We have audited the accompanying balance sheets of Aries Ventures Inc., a Nevada corporation (the "Company") as of September 30, 2003 and 2002, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aries Ventures Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


Weinberg & Company, P.A.
Boca Raton, Florida
December 17, 2003

                               Aries Ventures Inc.
                                 Balance Sheets
                                      September 30,
                                --------------------------
                                   2003            2002
                                ----------      ----------
ASSETS

CURRENT
  Cash and cash equivalents    $ 4,345,513     $ 4,768,749
  Due from related party            26,894          51,075
  Prepaid expenses and
    other current assets            43,744          46,235
                                ----------      ----------
    Total current assets         4,416,151       4,866,059
                                ----------      ----------

PROPERTY AND EQUIPMENT              27,244          25,844
  Less:  accumulated
    depreciation and
    amortization                   (26,136)        (25,583)
                                ----------      ----------
                                     1,108             261
                                ----------      ----------

OTHER
  Deposits                           2,309           2,309
                                ----------      ----------
                                     2,309           2,309
                                ----------      ----------
                               $ 4,419,568     $ 4,868,629
                                ==========      ==========



                                (continued) Aries

                                  Ventures Inc.
                           Balance Sheets (continued)
                                      September 30,
                                --------------------------
                                   2003            2002
                                ----------      ----------
LIABILITIES

CURRENT
  Accounts payable             $    52,702     $    68,847
  Accrued liabilities               30,288          29,937
                                ----------      ----------
  Total current liabilities         82,990          98,784
                                ----------      ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
  Preferred stock,
    $0.01 par value
    Authorized -
      10,000,000 shares
    Issued and outstanding -
      None                            -               -
  Common stock,
    $0.01 par value
    Authorized -
      50,000,000 shares
    Issued and outstanding -
      3,311,981 shares at
      September 30, 2003
      and 2002                      33,120          33,120
    Additional paid-in
      capital                    1,800,859       1,800,859
    Retained earnings            2,502,599       2,935,866
                                ----------      ----------
                                 4,336,578       4,769,845
                                ----------      ----------
                               $ 4,419,568     $ 4,868,629
                                ==========      ==========


                 See accompanying notes to financial statements.

                              Aries Ventures Inc.
                            Statements of Operations
                                    Fiscal Years Ended
                                       September 30,
                                --------------------------
                                   2003            2002
                                ----------      ----------
REVENUES
                               $      -        $      -
                                 ---------       ---------

COSTS AND EXPENSES
  General and
    administrative                 398,962         608,064
  Proceeds from legal
    settlements                       -         (6,901,406)
  Legal fees                        15,459       1,264,984
  Depreciation and
    amortization                       553           7,727
  Loss from write-down
    of investment in
    corporate bonds                   -             24,000
  Interest expense                   1,289          54,858
  Interest income                  (19,452)         (6,935)
                                 ---------       ---------
  Net income (loss)
    before income taxes           (396,811)      4,948,708

  State income taxes                36,456           1,670
                                 ---------       ---------
NET INCOME (LOSS)              $  (433,267)    $ 4,947,038
                                 =========       =========



INCOME (LOSS) PER COMMON
  SHARE - BASIC AND
  DILUTED                      $     (0.13)    $      1.38
                                 =========       =========


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING - BASIC
  AND DILUTED                    3,311,981       3,589,094
                                 =========       =========



                 See accompanying notes to financial statements.

                               Aries Ventures Inc.
                        Statement of Shareholders' Equity
                 Fiscal Years Ended September 30, 2003 and 2002
                               Common Stock        Preferred Stock   Additional     Retained
                          ----------------------  -----------------   Paid-in       Earnings
                            Shares     Par Value  Shares  Par Value   Capital      (Deficit)          Total
                          ----------   ---------  ------  ---------  -----------  ------------     ------------

Balance, October 1, 2001   3,533,177   $  35,332          $          $ 2,013,684  $ (2,011,172)    $     37,844

  Common stock issued
    for services              61,000         610                           1,220                          1,830
  Common stock
    repurchased             (282,196)     (2,822)                       (214,045)                      (216,867)
  Net income for the
    fiscal year                                                                      4,947,038        4,947,038
                           ---------   ---------  ------  ---------  -----------  ------------     ------------
Balance, September 30,
  2002                     3,311,981      33,120                       1,800,859     2,935,866        4,769,845

  Net loss for the
   fiscal year                                                                        (433,267)        (433,267)
                           ---------   ---------  ------  ---------  -----------  ------------     ------------
Balance, September 30,
   2003                    3,311,981   $  33,120          $          $ 1,800,859  $  2,502,599     $  4,336,578
                           =========   =========  ======  =========  ===========  ============     ============


                 See accompanying notes to financial statements.

                               Aries Ventures Inc.
                            Statements of Cash Flows
                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2003            2002
                                ----------      ----------
OPERATING ACTIVITIES
Net income (loss)              $  (433,267)    $ 4,947,038
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    (used in) operating
    activities:
      Depreciation and
        amortization                   553           7,727
      Loss from write-down
        of investment in
        corporate bonds               -             24,000
      Common stock issued
        for services                  -              1,830
      Changes in operating
        assets and liabilities:
        (Increase) decrease in:
          Prepaid expenses
            and other current
            assets                   2,491          (2,857)
        Increase (decrease) in:
          Accounts payable         (16,145)        (94,954)
          Accrued liabilities          351           7,898
                                ----------      ----------
  Net cash provided by (used
    in) operating activities      (446,017)      4,890,682
                                ----------      ----------


INVESTING ACTIVITIES
  Payments from related
    entity                          84,666          77,393
  Increase in amounts
    due from related
    entity                         (60,485)        (51,075)
  Purchase of property
    and equipment                   (1,400)           -
                                ----------      ----------
  Net cash provided by
    investing activities            22,781          26,318
                                ----------      ----------


                                   (continued)

                               Aries Ventures Inc.
                            Statements of Cash Flows
                                   Fiscal Years Ended
                                      September 30,
                                --------------------------
                                   2003            2002
                                ----------      ----------
FINANCING ACTIVITIES
  Proceeds from issuance
    of notes payable           $      -        $   500,000
  Repayment of notes
    payable                           -           (500,000)
  Repurchase of securities                        (216,867)
                                ----------      ----------
  Net cash used in
    financing activities              -           (216,867)
                                ----------      ----------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)         (423,236)      4,700,133
  At beginning of year           4,768,749          68,616
                                ----------      ----------
  At end of year               $ 4,345,513     $ 4,768,749
                                ==========      ==========


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

Cash paid for interest         $     1,289     $    54,858
                                ==========      ==========

Cash paid for taxes            $    36,456     $     1,670
                                ==========      ==========


SUPPLEMENTAL DISCLOSURE
  OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

 Common stock issued
   for services                $      -        $     1,830
                                ==========      ==========



                 See accompanying notes to financial statements.

                               Aries Ventures Inc.
                          Notes to Financial Statements
                 Fiscal Years Ended September 30, 2003 and 2002


1.   Organization and Business

     a.   Organization

     Aries Ventures Inc. ("Aries" or the "Company") was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn Corp., a Colorado corporation ("Casmyn"). On April 28, 2000, Casmyn was merged with and into Aries, with Aries being the surviving corporation.

     b.   Company Outlook

     As of September 30, 2003, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The Company believes that its working capital resources are adequate to fund anticipated costs and expenses during the fiscal year ending September 30, 2004.

2.   Basis of Presentation

     a.   Presentation

     The financial statements include the accounts of the Company and its wholly-owned, inactive subsidiary (which has no assets or operations), and have been prepared in accordance with accounting principles generally accepted in the United States.

     b.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

     c.   Cash and Cash Equivalents

     Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located primarily in the United States. However, cash balances exceeded federally-insured levels at September 30, 2003 and 2002. Balances that exceed such limits are separately insured through the commercial insurance carrier of the financial institution. The Company believes that no risk exists with respect to its concentration of balances in cash and cash equivalents.

     d.   Property and Equipment

     Depreciation with respect to furniture, fixtures and office equipment is provided on the straight-line method over the estimated useful lives of the respective assets.

     e.   Income (Loss) Per Common Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for fiscal year ended September 30, 2003 because the Company incurred a loss during such period and thus their effect would have been anti-dilutive. These potentially dilutive securities were not included in the calculation of income per share for the fiscal year ended September 30, 2002 because the respective exercise prices of the stock options and warrants were greater than the average price of the Company's common stock during such period. Accordingly, basic income (loss) per common share and diluted income (loss) per common share are the same for the fiscal years ended September 30, 2003 and 2002.

     As of September 30, 2003, potentially dilutive securities consisted of outstanding Series A common stock purchase warrants and stock options to acquire 3,250,981 shares and 353,318 shares, respectively.

     f.   Fair Value of Financial Instruments

     The Company believes that the carrying value of the its cash and cash equivalents, related party receivables, accounts payable and accrued liabilities as of September 30, 2003 and 2002 approximates their respective fair values due to the demand or short-term nature of those instruments and their underlying liquidity.

     g.   Stock-Based Compensation

     The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

     The Company may periodically issue stock options and warrants to management, employees and non-employees in non-capital raising transactions for services and for financing costs.

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

     h.   Reclassification

     Certain amounts have been reclassified in 2002 to conform to the presentation in 2003.

     i.   Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

3.   Due from Related Party

     During the fiscal years ended September 30, 2003 and 2002, the Company allocated certain common corporate services to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. Activity with respect to the allocation of such services is summarized as follows:

     Balance, October 1, 2001                $ 77,393
     Amounts allocated to Resource             51,075
     Payments by Resource to Company          (77,393)
                                               ------
     Balance, September 30, 2002               51,075
     Amounts allocated to Resource             60,485
     Payments by Resource to Company          (84,666)
                                               ------
     Balance, September 30, 2003             $ 26,894
                                               ======

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

5.   Commitments and Contingencies

     a.   Operating Leases

     The Company leases its executive and administrative offices under an operating lease that expires on September 30, 2004. Future minimum lease payments for the fiscal year ended September 30, 2004 under the existing lease are approximately $22,500.

     Related rent expense for the fiscal years ended September 30, 2003 and 2002 was $21,766 and $19,047, respectively.

     b.   Employment Agreements

     The Company has employment agreements with its Chairman of the Board of Directors (the "Chairman") and its President and Chief Financial Officer (the "President"), providing for individual compensation of $60,000 per year for the period from October 1, 2002 through September 30, 2005. The employment agreements provide that in the event of a change in majority ownership of the Company, each such person has the option to terminate his employment with the Company and receive a payment equal to three times his base annual compensation.

     During the fiscal year ended September 30, 2002, the Chairman and the President were paid $125,000 and $60,000, respectively, pursuant to their employment agreements, and bonuses aggregating $150,000 as a result of the successful conclusion of the legal proceedings, as described below. No bonuses were paid during the fiscal year ended September 30, 2003.

     c.   Legal Proceedings

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

     During February 2002, the Company settled all outstanding debts and claims that it had against WaterPur International, Inc. ("WaterPur") in exchange for 1,000,000 shares of WaterPur common stock and warrants to purchase 250,000 shares of WaterPur common stock, exercisable for a period of three years at $1.00 per share. In conjunction with this settlement, the acquisitions previously effected by WaterPur on May 10, 1999 were rescinded, and WaterPur acquired Aquentium, Inc., an investment and holding company incorporated in the state of Nevada, in a reverse merger transaction. The Company did not ascribe any value to the WaterPur securities because the securities are illiquid, the Company was unable to determine a fair market value for such securities, and the previous investments in WaterPur were written off in prior years as the Company deemed such investments impaired.

6.   Income Taxes

     As of September 30, 2003, the Company had federal net operating loss carryforwards of approximately $70,500,000 expiring in various years through 2023, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the Company's financial statements due to the uncertainty as to their realizability in future periods.

     State income taxes were $36,456 for the fiscal year ended September 30, 2003, as compared to $1,670 for the fiscal year ended September 30, 2002. State income taxes in 2003 consisted primarily of the California alternative minimum tax relating to the proceeds from the legal settlements received in September 2002, which was paid in July 2003. The Company does not expect to be subject to this tax in subsequent periods.

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

     The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at September 30, 2003 and 2002:

                                              September 30,
                                      ------------------------------
                                          2003              2002
                                      ------------      ------------

     Deferred tax assets:
       Operating loss carryforwards   $ 26,275,000      $ 26,301,000
       Valuation allowances                180,000           172,000
       Depreciation                          2,000             2,000
                                        ----------        ----------
                                        26,457,000        26,475,000
     Less:  Valuation allowance        (26,457,000)      (26,475,000)
                                        ----------        ----------
     Net deferred tax assets          $     -           $     -
                                        ==========        ==========

     As a result of the Company's significant operating loss carryforwards and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at September 30, 2003 and 2002. The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

                                              September 30,
                                      ------------------------------
                                          2003              2002
                                      ------------      ------------

     Tax expense (benefit) at
       statutory rate                    (34.0%)            34.0%
     State income taxes                    6.2%              -
     Adjustments to change in
       valuation allowance                37.0%            (34.0%)
                                          ----              ----
                                           9.2%              0.0%
                                          ====              ====

7.   Related Party Transactions

     In addition to the related party transactions described at Notes 3, 4, 8 and 9, the Company had the following related party transactions during the fiscal years ended September 30, 2003 and 2002:

     a. During the fiscal years ended September 30, 2003 and 2002, the Company paid a non-employee director of the Company an annual board consulting fee of approximately $14,000.

     b. During the fiscal years ended September 30, 2003 and 2002, the Company paid a fee to a non-officer director not otherwise compensated of $5,000.


8.   Shareholders' Equity

     a.   Common Stock

     As of September 30, 2003, the Company had authorized 50,000,000 shares of common stock with a par value of $0.01 per share.

     On November 1, 2001, the Company issued 61,000 shares of its common stock to three individuals for services, including 50,000 shares to the Company's Chairman for arranging the $500,000 loan (see Note 4). Accordingly, during the fiscal year ended September 30, 2002, the Company recorded general and administrative expense of $1,830 with respect to the issuance of such shares, based on their market value of $0.03 per share on the issuance date.

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

     During November 2003, the Company also repurchased shares of common stock and Series A common stock purchase warrants as described at Note 9.

     b.   Preferred Stock

     As of September 30, 2003, the Company had authorized 10,000,000 shares of preferred stock with a par value $0.01 per share.

     The Board of Directors is vested with the authority to divide the authorized shares of preferred stock into series and to determine the relative rights and preferences at the time of issuance of the series.

     c.   Stock Option Plans

     Under the Company's Employee Stock Option Plan, the Company may issue stock options to purchase a maximum of 353,318 shares of common stock of the Company pursuant to incentive and non-qualified stock options to officers, management and employees of the Company. Under the Company's Management Incentive Stock Option Plan, the Company may issue stock options to purchase a maximum of 247,322 shares of common stock of the Company pursuant to incentive and non-qualified stock options to officers, directors, employees, management and consultants of the Company. Both stock option plans were adopted by the Board of Directors on April 12, 2000, and are administered by the Board of Directors or, in the discretion of the Board of Directors, by a committee of not less than two individuals with authority to determine persons to whom options will be granted, the timing and manner of grants of options, the exercise prices, the number of shares covered by the options, the terms of the options, and all other determinations necessary or advisable for administration of such stock option plans. At September 30, 2003, there were 247,322 options issuable under the Employee Stock Option Plan and no options issuable under the Management Incentive Stock Option Plan.

     The purchase price for the shares subject to any incentive stock option granted under the Employee Stock Option Plan or the Management Incentive Stock Option Plan shall not be less than 100% of the fair market value of the shares of common stock of the Company on the date the option is granted (110% for stockholders who own in excess of 10% of the outstanding common stock). No options shall be exercisable after the earliest of the following: the expiration of 10 years after the date the option is granted; three months after the date the optionee's employment with the Company terminates if termination is for any reason other than permanent disability or death; or one year after the date the optionee's employment terminates if termination is a result of death or permanent disability. Unless sooner terminated by the Board of Directors, both option plans expire on April 11, 2010.

     On November 1, 2000, the Company granted stock options under these stock option plans to management and directors aggregating 353,318 shares of common stock, exercisable for a period of five years. The exercise price of such options was the fair market value on the date of grant ($0.23 per share), except for the Chairman, a more than 10% stockholder of the Company; the exercise price of the Chairman's option was 110% of the fair market value on the date of grant ($0.25 per share). The stock options vested in equal annual increments on September 30, 2001, 2002 and 2003.

     Option activity under these stock option plans for the fiscal years ended September 30, 2002 and 2003 is summarized as follows:

                                                               Remaining
                                                              Contractual
                                  Number of     Exercise         Life
                                   Options       Price        (in years)
                                  ---------    ----------     ----------

     Balance outstanding,
       October 1, 2001              353,318    $0.23-0.25

     Options granted                   -            -
     Options exercised                 -            -
     Options expired                   -            -
                                    -------
     Balance outstanding,
       September 30, 2002           353,318    $0.23-0.25

     Options granted                   -            -
     Options exercised                 -            -
     Options expired                   -            -
                                    -------
     Balance outstanding,
       September 30, 2003           353,318    $0.23-0.25        1.9
                                    =======

     Options exercisable
       at September 30, 2003        353,318    $0.23-0.25        1.9
                                    =======

     The fair value of the stock options granted on November 1, 2000 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate 5%; dividend yield of 0%; stock price volatility of 100%; and expected life of five years. Had compensation cost for stock option grants made under the Employee Stock Option Plan and the Management Incentive Stock Option Plan been determined under SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for the fiscal years ended September 30, 2003 and 2002 would have been as follows:

                                     Fiscal Years Ended September 30,
                                     --------------------------------
                                          2003              2002
                                      ------------      ------------

     Net income (loss), as reported      $(433,267)       $4,947,038
     Additional compensation expense
       pursuant to SFAS No. 123            (20,124)          (20,124)
                                           -------         ---------
     Net income (loss), as adjusted      $(453,391)       $4,926,914
                                           =======         =========

     Net income (loss) per common
       share (basic and diluted),
       as adjusted                       $   (0.14)       $     1.37
                                           =======         =========

     d.   Warrants

     Warrant activity for the fiscal years ended September 30, 2002 and 2003 is summarized below. The Series A warrants entitle the holders to purchase one share of common stock at $6.00 per share, and are currently exercisable through October 11, 2004.

                                                           Remaining
                                                          Contractual
                                  Number of   Exercise       Life
                                  Warrants     Price      (in years)
                                  ---------   --------    -----------

     Balance outstanding,
       October 1, 2001            3,533,177      $6.00

     Warrants granted                  -           -
     Warrants exercised                -           -
     Warrants expired                  -           -
     Warrants repurchased          (282,196)       -
                                  ---------
     Balance outstanding,
       September 30, 2002         3,250,981      $6.00

     Warrants granted                -
     Warrants exercised              -
     Warrants expired                -
     Warrants repurchased            -
                                  ---------
     Balance outstanding,
       September 30, 2003         3,250,981      $6.00        1.0
                                  =========

     Warrants exercisable
       at September 30, 2003      3,250,981      $6.00        1.0
                                  =========

9.   Subsequent Events

     Effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743. Accordingly, the Company's issued and outstanding shares of common stock were reduced to 2,032,226 shares and the Company's shareholders' equity was reduced by $1,343,743.

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

10.1 Employment Agreement between Casmyn Corp. and Mark S. Zucker dated September 1, 1999, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference. (C)

10.2 Employment Agreement between Casmyn Corp. and Robert N. Weingarten dated September 1, 1999, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference. (C)

31           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002. (1)

32           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002. (1)

---------------------

(1)  Filed herewith.

(C)  Indicates compensatory plan, agreement or arrangement.