Form 10QSB
period 2003-12-31
ARIES VENTURES INC
filed 2004-02-13
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended December 31, 2003

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

         As of December 31, 2003, the Company had 2,032,226 shares of common stock outstanding.

         Documents incorporated by reference:  None.

                               ARIES VENTURES INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - December 31, 2003 (Unaudited) and September 30, 2003

                  Condensed Statements of Operations (Unaudited) - Three Months Ended December 31, 2003 and 2002

                  Condensed Statements of Cash Flows (Unaudited) - Three Months Ended December 31, 2003 and 2002

                  Notes to Condensed Financial Statements (Unaudited) - Three Months Ended December 31, 2003 and 2002

         Item 2.  Management's Discussion and Analysis or Plan of Operation

         Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                              Aries Ventures Inc.
                            Condensed Balance Sheets


                                          December 31,     September 30,
                                              2003             2003
                                           ----------       ----------
                                          (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents               $ 2,915,550      $ 4,345,513
  Due from related party                       11,246           26,894
  Prepaid expenses and other
    current assets                             30,579           43,744
                                           ----------       ----------
                                            2,957,375        4,416,151
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         27,363           27,244
  Less:  accumulated depreciation
    and amortization                          (26,263)         (26,136)
                                           ----------       ----------
                                                1,100            1,108
                                           ----------       ----------

OTHER
  Deposits                                      2,309            2,309
                                           ----------       ----------
                                          $ 2,960,784      $ 4,419,568
                                           ==========       ==========


                                   (continued)

                               Aries Ventures Inc.
                      Condensed Balance Sheets (continued)


                                          December 31,     September 30,
                                              2003             2003
                                           ----------       ----------
                                          (Unaudited)

LIABILITIES

CURRENT
  Accounts payable                        $    61,796      $    52,702
  Accrued liabilities                           8,561           30,288
                                           ----------       ----------
                                               70,357           82,990
                                           ----------       ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - None                  -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued -
    3,311,981 shares at December 31,
    2003 and September 30, 2003
  Outstanding -
    2,032,226 shares at December 31,
    2003 and 3,311,981 shares at
    September 30, 2003                         33,120           33,120
  Less:  securities held in treasury
    at December 31, 2003 -
    1,279,755 shares of common
    stock and 1,194,755 Class
    A common stock purchase warrants,
    at cost                                (1,343,743)            -
  Additional paid-in capital                1,800,859        1,800,859
  Retained earnings                         2,400,191        2,502,599
                                           ----------       ----------
                                            2,890,427        4,336,578
                                           ----------       ----------
                                          $ 2,960,784      $ 4,419,568
                                           ==========       ==========


            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)


                                Three Months Ended December 31,
                                -------------------------------
                                   2003               2002
                                   ----               ----

REVENUES                         $    -             $    -
                                   -------            -------

COSTS AND EXPENSES
  General and
    administrative                 101,716            128,123
  Legal fees                         2,000              9,365
  Depreciation and
    amortization                       127                 98
  Interest expense                     263                247
  Interest income                   (1,653)            (5,948)
  Other (income) expense               (45)             6,896
                                   -------            -------
  Net loss before
    income taxes                  (102,408)          (138,781)

  State income taxes                  -                   800
                                   -------            -------
NET LOSS                         $(102,408)         $(139,581)
                                   =======            =======


LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.04)            $(0.04)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED              2,699,924          3,311,981
                                 =========          =========



            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Cash Flows (Unaudited)


                                Three Months Ended December 31,
                                -------------------------------
                                   2003                 2002
                                   ----                 ----
OPERATING ACTIVITIES
  Net loss                     $  (102,408)         $  (139,581)
    Adjustments to reconcile
      net loss to net cash
      used in operating
      activities:
        Depreciation and
          amortization                 127                   98
        Changes in operating
          assets and
          liabilities:
          Decrease in:
            Prepaid expenses
              and other
              current assets        13,165               13,795
          Increase
            (decrease) in:
            Accounts payable         9,094               33,685
            Accrued liabilities    (21,727)             (22,412)
                                 ---------            ---------
  Net cash used in operating
    activities                    (101,749)            (114,415)
                                 ---------            ---------


INVESTING ACTIVITIES
  Payments from related party       26,894                 -
  Increase in amounts due from
    related party                  (11,246)              (5,724)
  Purchase of property and
    equipment                         (119)                -
                                 ---------            ---------
  Net cash provided by
    (used in) investing
    activities                      15,529               (5,724)
                                 ---------            ---------


                                   (continued)

                               Aries Ventures Inc.
           Condensed Statements of Cash Flows (Unaudited) (continued)


                               Three Months Ended December 31,
                               -------------------------------
                                   2003               2002
                                   ----               ----
FINANCING ACTIVITIES
  Repurchase of treasury
    securities                 $(1,343,743)         $      -
                                 ---------            ---------
  Net cash used in
    financing activities        (1,343,743)                -
                                 ---------            ---------

CASH AND CASH EQUIVALENTS:
  Net decrease                  (1,429,963)            (120,139)
  At beginning of period         4,345,513            4,768,749
                                 ---------            ---------
  At end of period             $ 2,915,550          $ 4,648,610
                                 =========            =========




            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
               Notes to Condensed Financial Statements (Unaudited)
                  Three Months Ended December 31, 2003 and 2002


1.  Organization and Basis of Presentation

Basis of Presentation - The accompanying condensed financial statements include the operations of Aries Ventures Inc., a Nevada corporation (the "Company"). The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2003, the results of operations for the three months ended December 31, 2003 and 2002, and cash flows for the three months ended December 31, 2003 and 2002. The balance sheet as of September 30, 2003 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2004.

Business - As of December 31, 2003, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended December 31, 2003 and 2002 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months ended December 31, 2003 and 2002.

As of December 31, 2003, potentially dilutive securities consisted of outstanding Series A common stock purchase warrants to acquire 2,056,226 shares of common stock and stock options to acquire 353,318 shares of common stock.

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

For the three months ended December 31, 2003 and 2002, the Company would have recorded $1,662 and $5,031 as additional compensation expense, resulting in a net loss of $104,070 and $144,612, respectively, and a net loss per common share of $0.04 and $0.04, respectively.


2.  Due from Related Entity

During the three months ended December 31, 2003 and 2002, the Company allocated certain common corporate services aggregating $11,246 and $5,724, respectively, to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. As of December 31, 2003 and September 30, 2003, amounts due from Resource aggregated $11,246 and $26,894, respectively. During the three months ended December 31, 2003 and 2002, Resource paid the Company $26,894 and $0, respectively.


3.  Stockholders' Equity

Effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743. As a result of the exercise price of the Series A common stock purchase warrants being substantially in excess of the fair market value of the Company's common stock, all of the consideration was allocated to the common shares. These securities have been classified as treasury securities and recorded at cost as a reduction to stockholders' equity in the Company's condensed balance sheet at December 31, 2003.


4.  Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

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

In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The implementation of the provisions of Interpretation No. 46 is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

As of December 31, 2003, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

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

The following critical accounting policy affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

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

Results of Operations:

Three Months Ended December 31, 2003 and 2002:

General and Administrative. General and administrative expenses were $101,716 and $128,123 for the three months ended December 31, 2003 and 2002, respectively. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office expenses. The decrease in expenses in 2003 as compared to 2002 was primarily a result of a decrease in accounting and filing fees.

Legal Fees. Legal fees were $2,000 and $9,365 for the three months ended December 31, 2003 and 2002, respectively.

Depreciation and Amortization. Depreciation and amortization was $127 and $98 for the three months ended December 31, 2003 and 2002, respectively.

Interest Expense. Interest expense was $263 and $247 for the three months ended December 31, 2003 and 2002, respectively.

Interest Income. Interest income was $1,653 and $5,948 for the three months ended December 31, 2003 and 2002, respectively, as a result of reduced interest-bearing cash balances during 2003 as compared to 2002.

Other (Income) Expense. Other income was $45 for the three months ended December 31, 2003, as compared to other expense was $6,896 for the three months ended December 31, 2002.

Net Loss Before Income Taxes. Net loss before income taxes was $102,408 and $138,781 for the three months ended December 31, 2003 and 2002, respectively.

State Income Taxes. State income taxes were $800 for the three months ended December 31, 2002. The Company did not have any state income taxes for the three months ended December 31, 2002.

Net Loss. Net loss was $102,408 and $139,581 for the three months ended December 31, 2003 and 2002, respectively.

Financial Condition - December 31, 2003:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $2,915,550 at December 31, 2003, as compared to $4,345,513 at September 30, 2003, a decrease of $1,429,963.

The major component of the decrease in cash and cash equivalents during the three months ended December 31, 2003 was the Company's repurchase of its securities in November 2003 for $1,343,743.

The Company had working capital of $2,887,018 at December 31, 2003, as compared to working capital of $4,333,161 at September 30, 2003.

Operating. The Company's operations utilized cash resources of $101,749 and $114,415 during the three months ended December 31, 2003 and 2002, respectively.

As of December 31, 2003, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

The Company believes that its working capital resources are adequate to fund anticipated costs and expenses at least for the remainder of the fiscal year ending September 30, 2004.

Investing. During the three months ended December 31, 2003, net cash provided by investing activities was $15,529, as compared to net cash used in investing activities of $5,724 for the three months ended December 31, 2002.

During the three months ended December 31, 2003 and 2002, the Company allocated certain common corporate services aggregating $11,246 and $5,724, respectively, to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. As of December 31, 2003 and September 30, 2003, amounts due from Resource aggregated $11,246 and $26,894, respectively. During the three months ended December 31, 2003 and 2002, Resource paid the Company $26,894 and $0, respectively.

Financing. Effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743.

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

     (b)  Reports on Form 8-K

          Three Months Ended December 31, 2003:

          On October 1, 2003, the Company filed a Current Report on Form 8-K to file a press release announcing the extension of the expiration date of the Company's Class A common stock purchase warrants to October 11, 2004.

          On November 19, 2003, the Company filed a Current Report on Form 8-K to report that it had repurchased from an institutional shareholder 1,279,755 common shares and 1,194,755 Class A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743.

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




                                               ARIES VENTURES INC.
                                             ------------------------
                                                   (Registrant)



                                             /s/ ROBERT N. WEINGARTEN
DATE:  February 12, 2004                By:  ________________________
                                             Robert N. Weingarten
                                             President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer
                                             and Chief Financial
                                             Officer)

                                INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

 31        Certification pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002

 32        Certification pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002