Form 10QSB
period 2004-03-31
ARIES VENTURES INC
filed 2004-05-17
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended March 31, 2004

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

      As of March 31, 2004, the Company had 2,032,226 shares of common stock outstanding.

      Documents incorporated by reference:  None.

                               ARIES VENTURES INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Balance Sheets - March 31, 2004 (Unaudited) and September 30, 2003

               Condensed Statements of Operations (Unaudited) - Three Months Ended March 31, 2004 and 2003

               Condensed Statements of Operations (Unaudited) - Six Months Ended March 31, 2004 and 2003

               Condensed Statements of Cash Flows (Unaudited) - Six Months Ended Mach 31, 2004 and 2003

               Notes to Condensed Financial Statements (Unaudited) - Three Months and Six Months Ended March 31, 2004 and 2003

      Item 2.  Management's Discussion and Analysis or Plan of Operation

      Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

      Item 2. Changes in Securities, Use of Proceeds and Small Business Issuer Purchases of Equity Securities

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES



                               Aries Ventures Inc.
                            Condensed Balance Sheets
                                            March 31,      September 30,
                                              2004             2003
                                           ----------       ----------
                                          (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents               $ 2,824,038      $ 4,345,513
  Due from related party                       20,368           26,894
  Prepaid expenses and other
    current assets                             10,258           43,744
                                           ----------       ----------
                                            2,854,664        4,416,151
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         27,363           27,244
  Less:  accumulated depreciation
    and amortization                          (26,389)         (26,136)
                                           ----------       ----------
                                                  974            1,108
                                           ----------       ----------

OTHER
  Deposits                                      2,309            2,309
                                           ----------       ----------
                                          $ 2,857,947      $ 4,419,568
                                           ==========       ==========







                                   (continued)

                               Aries Ventures Inc.
                      Condensed Balance Sheets (continued)

                                            March 31,      September 30,
                                              2004             2003
                                           ----------       ----------
                                          (Unaudited)

LIABILITIES

CURRENT
  Accounts payable                        $    48,192      $    52,702
  Accrued liabilities                             481           30,288
                                           ----------       ----------
                                               48,673           82,990
                                           ----------       ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - None                  -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued -
    3,311,981 shares at March 31,
    2004 and September 30, 2003
  Outstanding -
    2,032,226 shares at March 31,
    2004 and 3,311,981 shares at
    September 30, 2003                         33,120           33,120
  Less:  securities held in
    treasury at March 31, 2004 -
    1,279,755 shares of common
    stock and 1,194,755 Class A
    common stock purchase warrants,
    at cost                                (1,343,743)            -
  Additional paid-in capital                1,800,859        1,800,859
  Retained earnings                         2,319,038        2,502,599
                                           ----------       ----------
                                            2,809,274        4,336,578
                                           ----------       ----------
                                          $ 2,857,947      $ 4,419,568
                                           ==========       ==========



            See accompanying notes to condensed financial statements.


                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)

                                 Three Months Ended March 31,
                                 ----------------------------
                                    2004               2003
                                    ----               ----
REVENUES                          $   -              $   -
                                    ------             ------

COSTS AND EXPENSES
  General and
    administrative                  81,410             84,433
  Legal fees                          -                 5,820
  Depreciation and
    amortization                       127                156
  Interest expense                      29                 27
  Interest income                   (1,485)            (5,756)
  Other expense                        272              1,370
                                    ------             ------
  Net loss before
    income taxes                   (80,353)           (86,050)

  State income taxes                   800               -
                                    ------             ------
NET LOSS                          $(81,153)          $(86,050)
                                    ======             ======


LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.04)            $(0.03)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED              2,032,226          3,311,981
                                 =========          =========






            See accompanying notes to condensed financial statements.


                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)

                                  Six Months Ended March 31,
                                  --------------------------
                                    2004               2003
                                    ----               ----
REVENUES                         $    -             $    -
                                   -------            -------

COSTS AND EXPENSES
  General and
    administrative                 183,127            210,270
  Legal fees                         2,000             15,185
  Depreciation and
    amortization                       253                254
  Interest expense                     292                274
  Interest income                   (3,138)           (11,704)
  Other expense                        227              8,266
                                   -------            -------
  Net loss before
    income taxes                  (182,761)          (222,545)

  State income taxes                   800              3,086
                                   -------            -------
NET LOSS                         $(183,561)         $(225,631)
                                   =======            =======


LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.08)            $(0.07)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED              2,367,899          3,311,981
                                 =========          =========



              See accompanying notes to condensed financial statements.


                               Aries Ventures Inc.
                 Condensed Statements of Cash Flows (Unaudited)


                                  Six Months Ended March 31,
                                  --------------------------
                                   2004                 2003
                                   ----                 ----
OPERATING ACTIVITIES
  Net loss                     $  (183,561)         $  (225,631)
    Adjustments to reconcile
      net loss to net cash
      used in operating
      activities:
        Depreciation and
          amortization                 253                  254
        Changes in operating
          assets and
          liabilities:
          Decrease in:
            Prepaid expenses
              and other
              current assets        33,486               41,606
          Decrease in:
            Accounts payable        (4,510)             (22,129)
            Accrued liabilities    (29,807)             (29,937)
                                 ---------            ---------
  Net cash used in operating
    activities                    (184,139)            (235,837)
                                 ---------            ---------


INVESTING ACTIVITIES
  Payments from related party       26,894               51,075
  Increase in amounts due from
    related party                  (20,368)             (14,170)
  Purchases of property and
    equipment                         (119)              (1,400)
                                 ---------            ---------
  Net cash provided by
    investing activities             6,407               35,505
                                 ---------            ---------



                                   (continued)


                               Aries Ventures Inc.
           Condensed Statements of Cash Flows (Unaudited) (continued)


                                  Six Months Ended March 31,
                                  --------------------------
                                   2004                 2003
                                   ----                 ----
FINANCING ACTIVITIES
  Securities repurchased       $(1,343,743)         $      -
                                 ---------            ---------
  Net cash used in
    financing activities        (1,343,743)                -
                                 ---------            ---------

CASH AND CASH EQUIVALENTS:
  Net decrease                  (1,521,475)            (200,332)
  At beginning of period         4,345,513            4,768,749
                                 ---------            ---------
  At end of period             $ 2,824,038          $ 4,568,417
                                 =========            =========



SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

Cash paid for interest         $        29          $        27
                                 =========            =========

Cash paid for taxes            $       800          $       -
                                ==========            =========






            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
               Notes to Condensed Financial Statements (Unaudited)
            Three Months and Six Months Ended March 31, 2004 and 2003


1.  Organization and Basis of Presentation

Basis of Presentation - The accompanying condensed financial statements include the operations of Aries Ventures Inc., a Nevada corporation (the "Company"). The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2004, the results of operations for the three months and six months ended March 31, 2004 and 2003, and cash flows for the six months ended March 31, 2004 and 2003. The balance sheet as of September 30, 2003 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2004.

Business - As of March 31, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Loss Per Share - Basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months and six months ended March 31, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months and six months ended March 31, 2004 and 2003.

At March 31, 2004, potentially dilutive securities consisted of outstanding Series A common stock purchase warrants to acquire 2,056,226 shares of common stock and stock options to acquire 353,318 shares of common stock.

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

In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Pro Forma Financial Disclosure - The fair value of stock options granted under the Company's Employee Stock Option Plan and Management Incentive Stock Option Plan on November 1, 2000 were estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options been accounted for pursuant to SFAS No. 123, the effect on the Company's results of operations would have been as follows:

For the three months ended March 31, 2004 and 2003, the Company would have recorded $0 and $5,031 as additional compensation expense, resulting in a net loss of $81,153 and $91,081, respectively, and a net loss per common share of $0.04 and $0.03, respectively.

For the six months ended March 31, 2004 and 2003, the Company would have recorded $1,662 and $5,031 as additional compensation expense, resulting in a net loss of $185,223 and $230,662, respectively, and a net loss per common share of $0.08 and $0.07, respectively.

2.  Due from Related Entity

During the six months ended March 31, 2004 and 2003, the Company allocated certain common corporate services aggregating $20,368 and $14,170, respectively, to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. As of March 31, 2004 and September 30, 2003, amounts due from Resource aggregated $20,386 and $26,894, respectively. During the six months ended March 31, 2004 and 2003, Resource paid the Company $26,894 and $51,075, respectively.


3.  Stockholders' Equity

Effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743. As a result of the exercise price of the Series A common stock purchase warrants being substantially in excess of the fair market value of the Company's common stock, all of the consideration was allocated to the common shares. These securities have been classified as treasury securities and recorded at cost as a reduction to stockholders' equity in the Company's condensed balance sheet at March 31, 2004.


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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have a significant effect on the Company's financial statement presentation or disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004, 2003 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

As of March 31, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Critical Accounting Policies:

The Company prepared the financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

Cash and Cash Equivalents:

Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located primarily in the United States. However, cash balances exceeded federally-insured levels at March 31, 2004 and September 30, 2003. Balances that exceed such limits are separately insured through the commercial insurance carrier of the financial institution. The Company believes that no risk exists with respect to its concentration of balances in cash and cash equivalents.

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

Results of Operations:

Three Months Ended March 31, 2004 and 2003:

General and Administrative. General and administrative expenses were $81,410 and $84,433 for the three months ended March 31, 2004 and 2003, respectively. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office expenses.

Legal Fees. Legal fees were $5,820 for the three months ended March 31, 2003. The Company did not have any legal fees for the three months ended March 31, 2004.

Depreciation and Amortization. Depreciation and amortization was $127 and $156 for the three months ended March 31, 2004 and 2003, respectively.

Interest Expense. Interest expense was $29 and $27 for the three months ended March 31, 2004 and 2003, respectively.

Interest Income. Interest income was $1,485 and $5,756 for the three months ended March 31, 204 and 2003, respectively, as a result of reduced interest-bearing cash balances during 2004 as compared to 2003.

Other Expense. Other expense was $272 and $1,370 for the three months ended March 31, 2004 and 2003, respectively.

Net Loss Before Income Taxes. Net loss before income taxes was $80,353 and $86,050 for the three months ended March 31, 2004 and 2003, respectively.

State Income Taxes. State income taxes were $800 for the three months ended March 31, 2004. The Company did not have any state income taxes for the three months ended March 31, 2003.

Net Loss. Net loss was $81,153 and $86,050 for the three months ended March 31, 2004 and 2003, respectively.

Six Months Ended March 31, 2004 and 2003:

General and Administrative. General and administrative expenses were $183,127 and $210,270 for the six months ended March 31, 2004 and 2003, respectively. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office expenses. The decrease in expenses in 2004 as compared to 2003 was primarily a result of a decrease in accounting and filing fees.

Legal Fees. Legal fees were $2,000 and $15,185 for the six months ended March 31, 2004 and 2003, respectively.

Depreciation and Amortization. Depreciation and amortization was $253 and $254 for the six months ended March 31, 2004 and 2003, respectively.

Interest Expense. Interest expense was $292 and $274 for the six months ended March 31, 2004 and 2003, respectively.

Interest Income. Interest income was $3,138 and $11,704 for the six months ended March 31, 2004 and 2003, respectively, as a result of reduced interest-bearing cash balances during 2004 as compared to 2003.

Other Expense. Other expense was $227 and 8,266 for the six months ended March 31, 2004 and 2003, respectively.

Net Loss Before Income Taxes. Net loss before income taxes was $182,761 and $222,545 for the six months ended March 31, 2004 and 2003, respectively.

State Income Taxes. State income taxes were $800 and $3,086 for the six months ended March 31, 2004 and 2003, respectively.

Net Loss. Net loss was $183,561 and $225,631 for the six months ended March 31, 2004 and 2003, respectively.

Financial Condition - March 31, 2004:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $2,824,038 at March 31, 2004, as compared to $4,345,513 at September 30, 2003, a decrease of $1,521,475.

The major component of the decrease in cash and cash equivalents during the six months ended March 31, 2004 was the Company's repurchase of its securities from an institutional investor in November 2003 for $1,343,743.

The Company had working capital of $2,805,991 at March 31, 2004, as compared to working capital of $4,333,161 at September 30, 2003.

Operating. The Company's operations utilized cash resources of $184,139 and $235,837 during the six months ended March 31, 2004 and 2003, respectively.

As of March 31, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

The Company believes that its working capital resources are adequate to fund anticipated costs and expenses for the remainder of the fiscal year ending September 30, 2004.

Investing. During the six months ended March 31, 2004, net cash provided by investing activities was $6,407, as compared to net cash provided by investing activities of $35,505 for the six months ended March 31, 2003. The primary reason for the decrease in net cash provided by investing activities in 2004 as compared to 2003 was a decrease in payments from a related entity as described below.

During the six months ended March 31, 2004 and 2003, the Company allocated certain common corporate services aggregating $20,368 and $14,170, respectively, to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. As of March 31, 2004 and September 30, 2003, amounts due from Resource aggregated $20,386 and $26,894, respectively. During the six months ended March 31, 2004 and 2003, Resource paid the Company $26,894 and $51,075, respectively.

Financing. Effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743.

Commitments and Contingencies:

At March 31, 2004, the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

                              PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743 ($1.05 per common share). As a result of the exercise price of the Series A common stock purchase warrants being substantially in excess of the fair market value of the Company's common stock, all of the consideration was allocated to the common shares.


ITEM 5.  OTHER INFORMATION

The Company has adopted a written Code of Ethics that applies to its senior management. A copy of the Company's Code of Ethics, executed by the Company's President and Chief Financial Officer, has been filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004. A copy of the Company's Code of Ethics is available to any shareholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company's corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

           A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

           Three Months Ended March 31, 2004:  None

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




                                               ARIES VENTURES INC.
                                             ------------------------
                                                   (Registrant)



                                             /s/ ROBERT N. WEINGARTEN
DATE:  May 12, 2004                     By:  ________________________
                                             Robert N. Weingarten
                                             President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer
                                             and Chief Financial Officer)

                                INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

14         Code of Ethics

31         Certification pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002

32         Certification pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002