Form 10QSB
period 2004-06-30
ARIES VENTURES INC
filed 2004-08-11
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended June 30, 2004

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

        As of June 30, 2004, the Company had 2,032,226 shares of common stock outstanding.

        Documents incorporated by reference:  None.

                               ARIES VENTURES INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Balance Sheets - June 30, 2004 (Unaudited) and September 30, 2003

                  Condensed Statements of Operations (Unaudited) - Three Months and Nine Months Ended June 30, 2004 and 2003

                  Condensed Statements of Cash Flows (Unaudited) - Nine Months Ended June 30, 2004 and 2003

                  Notesto Condensed Financial Statements (Unaudited) - Three Months and Nine Months Ended June 30, 2004 and 2003

          Item 2. Management's Discussion and Analysis or Plan of Operation

          Item 3. Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                               Aries Ventures Inc.
                            Condensed Balance Sheets

                                            June 30,      September 30,
                                              2004             2003
                                           ----------       ----------
                                          (Unaudited)
ASSETS

CURRENT
  Cash and cash equivalents               $ 2,750,670      $ 4,345,513
  Due from related party                        8,981           26,894
  Prepaid expenses and other
    current assets                             27,350           43,744
                                           ----------       ----------
                                            2,787,001        4,416,151
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         27,363           27,244
  Less:  accumulated depreciation
    and amortization                          (26,516)         (26,136)
                                           ----------       ----------
                                                  847            1,108
                                           ----------       ----------

OTHER
  Deposits                                      2,309            2,309
                                           ----------       ----------
                                          $ 2,790,157      $ 4,419,568
                                           ==========       ==========


                                   (continued)

                               Aries Ventures Inc.
                      Condensed Balance Sheets (continued)


                                            June 30,      September 30,
                                              2004             2003
                                           ----------       ----------
                                          (Unaudited)
LIABILITIES

CURRENT
  Accounts payable                        $    47,755      $    52,702
  Accrued liabilities                          17,594           30,288
                                           ----------       ----------
                                               65,349           82,990
                                           ----------       ----------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - None                  -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued -
    3,311,981 shares at June 30,
    2004 and September 30, 2003
  Outstanding -
    2,032,226 shares at June 30,
    2004 and 3,311,981 shares at
    September 30, 2003                         33,120           33,120
  Less:  securities held in
    treasury at June 30, 2004 -
    1,279,755 shares of common
    stock and 1,194,755 Class A
    common stock purchase warrants,
    at cost                                (1,343,743)            -
  Additional paid-in capital                1,800,859        1,800,859
  Retained earnings                         2,234,572        2,502,599
                                           ----------       ----------
                                            2,724,808        4,336,578
                                           ----------       ----------
                                          $ 2,790,157      $ 4,419,568
                                           ==========       ==========

            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)


                           Three Months Ended June 30,
                                  ---------------------------
                                    2004               2003
                                    ----               ----
REVENUES                          $   -             $    -
                                    ------            -------

COSTS AND EXPENSES
  General and
    administrative                  84,670             88,074
  Legal fees                          -                    20
  Depreciation and
    amortization                       127                182
  Interest expense                     231                492
  Interest income                     (851)            (5,751)
  Other expense                        289                104
                                    ------            -------
  Net loss before
    income taxes                   (84,466)           (83,121)

  State income taxes                  -                33,044
                                    ------            -------
NET LOSS                          $(84,466)         $(116,165)
                                    ======            =======


LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.04)            $(0.04)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED              2,032,226          3,311,981
                                 =========          =========

            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)


                                  Nine Months Ended June 30,
                                  --------------------------
                                    2004               2003
                                    ----               ----
REVENUES                         $    -             $    -
                                   -------            -------

COSTS AND EXPENSES
  General and
    administrative                 267,797            301,430
  Legal fees                         2,000             15,205
  Depreciation and
    amortization                       380                436
  Interest expense                     523                766
  Interest income                   (3,989)           (17,455)
  Other expense                        516              8,370
                                   -------            -------
  Net loss before
    income taxes                  (267,227)          (308,752)

  State income taxes                   800             33,044
                                   -------            -------
NET LOSS                         $(268,027)         $(341,796)
                                   =======            =======


LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.12)            $(0.10)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED              2,256,417          3,311,981
                                 =========          =========

            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Cash Flows (Unaudited)


                                       Nine Months Ended June 30,
                                       --------------------------
                                        2004                 2003
                                        ----                 ----
OPERATING ACTIVITIES
  Net loss                          $  (268,027)         $  (341,796)
    Adjustments to reconcile
      net loss to net cash
      used in operating
      activities:
        Depreciation and
          amortization                      380                  436
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Prepaid expenses and
              other current assets       16,394              (16,841)
          Increase (decrease) in:
            Accounts payable             (4,947)             (18,814)
            Accrued liabilities         (12,694)              22,764
            Income taxes payable           -                  33,587
                                      ---------            ---------
  Net cash used in operating
    activities                         (268,894)            (320,664)
                                      ---------            ---------


INVESTING ACTIVITIES
  Payments from related party            47,262               65,245
  Increase in amounts due from
    related party                       (29,349)             (47,761)
  Purchases of property and
    equipment                              (119)              (1,400)
                                      ---------            ---------
  Net cash provided by
    investing activities                 17,794               16,084
                                      ---------            ---------


FINANCING ACTIVITIES
  Securities repurchased             (1,343,743)                -
                                      ---------            ---------
  Net cash used in
    financing activities             (1,343,743)                -
                                      ---------            ---------

CASH AND CASH EQUIVALENTS:
  Net decrease                       (1,594,843)            (304,580)
  Balance at beginning of period      4,345,513            4,768,749
                                      ---------            ---------
  Balance at end of period          $ 2,750,670          $ 4,464,169
                                      =========            =========

                                   (continued)

                               Aries Ventures Inc.
           Condensed Statements of Cash Flows (Unaudited) (continued)


                                       Nine Months Ended June 30,
                                       --------------------------
                                        2004                 2003
                                        ----                 ----
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

Cash paid for interest              $       523          $       766
                                      =========            =========

Cash paid for income taxes          $       800          $      (543)
                                     ==========            =========

            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
               Notes to Condensed Financial Statements (Unaudited)
            Three Months and Nine Months Ended June 30, 2004 and 2003


1.  Organization and Basis of Presentation

Basis of Presentation - The accompanying condensed financial statements include the operations of Aries Ventures Inc., a Nevada corporation (the "Company"). The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2004, the results of operations for the three months and nine months ended June 30, 2004 and 2003, and cash flows for the nine months ended June 30, 2004 and 2003. The balance sheet as of September 30, 2003 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2004.

Business - As of June 30, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Loss Per Share - Basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months and nine months ended June 30, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months and nine months ended June 30, 2004 and 2003.

At June 30, 2004, potentially dilutive securities consisted of outstanding Series A common stock purchase warrants to acquire 2,056,226 shares of common stock and stock options to acquire 353,318 shares of common stock.

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

For the three months ended June 30, 2004 and 2003, the Company would have recorded $0 and $5,031 as additional compensation expense, resulting in a net loss of $84,466 and $121,196, respectively, and a net loss per common share of $0.04 and $0.04, respectively.

For the nine months ended June 30, 2004 and 2003, the Company would have recorded $1,662 and $15,093 as additional compensation expense, resulting in a net loss of $269,689 and $356,889, respectively, and a net loss per common share of $0.12 and $0.11, respectively.


2.  Due from Related Entity

During the nine months ended June 30, 2004 and 2003, the Company allocated certain common corporate services aggregating $29,349 and $47,761, respectively, to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. As of June 30, 2004 and September 30, 2003, amounts due from Resource aggregated $8,981 and $26,894, respectively. During the nine months ended June 30, 2004 and 2003, Resource paid the Company $47,262 and $65,245, respectively.

3.  Stockholders' Equity

Effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743. As a result of the exercise price of the Series A common stock purchase warrants being substantially in excess of the fair market value of the Company's common stock, all of the consideration was allocated to the common shares. These securities have been classified as treasury securities and recorded at cost as a reduction to stockholders' equity in the Company's condensed balance sheet at June 30, 2004.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

As of June 30, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Critical Accounting Policies:

The Company prepared its financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

Cash and Cash Equivalents:

Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located primarily in the United States. However, cash balances exceeded federally-insured levels at June 30, 2004 and September 30, 2003. Balances that exceed such limits are separately insured through the commercial insurance carrier of the financial institution. The Company believes that no risk exists with respect to its concentration of balances in cash and cash equivalents.

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

Results of Operations:

Three Months Ended June 30, 2004 and 2003:

General and Administrative. General and administrative expenses were $84,670 and $88,074 for the three months ended June 30, 2004 and 2003, respectively, a decrease of $3,404 or 3.9%. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office expenses.

Legal Fees. Legal fees were $20 for the three months ended June 30, 2003. The Company did not have any legal fees for the three months ended June 30, 2004.

Depreciation and Amortization. Depreciation and amortization was $127 and $182 for the three months ended June 30, 2004 and 2003, respectively.

Interest Expense. Interest expense was $231 and $492 for the three months ended June 30, 2004 and 2003, respectively.

Interest Income. Interest income was $851 and $5,751 for the three months ended June 30, 2004 and 2003, respectively, as a result of reduced interest-bearing cash balances during 2004 as compared to 2003.

Other Expense. Other expense was $289 and $104 for the three months ended June 30, 2004 and 2003, respectively.

Net Loss Before Income Taxes. Net loss before income taxes was $84,466 and $83,121 for the three months ended June 30, 2004 and 2003, respectively.

State Income Taxes. State income taxes were $33,044 for the three months ended June 30, 2003. The Company did not have any state income taxes for the three months ended June 30, 2004.

Net Loss. Net loss was $84,466 and $116,165 for the three months ended June 30, 2004 and 2003, respectively.

Nine Months Ended June 30, 2004 and 2003:

General and Administrative. General and administrative expenses were $267,797 and $301,430 for the nine months ended June 30, 2004 and 2003, respectively, a decrease of $33,633 or 11.2%. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office expenses. The decrease in expenses in 2004 as compared to 2003 was primarily a result of a decrease in accounting and filing fees.

Legal Fees. Legal fees were $2,000 and $15,205 for the nine months ended June 30, 2004 and 2003, respectively.

Depreciation and Amortization. Depreciation and amortization was $380 and $436 for the nine months ended June 30, 2004 and 2003, respectively.

Interest Expense. Interest expense was $523 and $766 for the nine months ended June 30, 2004 and 2003, respectively.

Interest Income. Interest income was $3,989 and $17,455 for the nine months ended June 30, 2004 and 2003, respectively, as a result of reduced interest-bearing cash balances during 2004 as compared to 2003.

Other Expense. Other expense was $516 and 8,370 for the nine months ended June 30, 2004 and 2003, respectively.

Net Loss Before Income Taxes. Net loss before income taxes was $267,227 and $308,752 for the nine months ended June 30, 2004 and 2003, respectively.

State Income Taxes. State income taxes were $800 and $33,044 for the nine months ended June 30, 2004 and 2003, respectively.

Net Loss. Net loss was $268,027 and $341,796 for the nine months ended June 30, 2004 and 2003, respectively.

Financial Condition - June 30, 2004:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $2,750,670 at June 30, 2004, as compared to $4,345,513 at September 30, 2003, a decrease of $1,594,843.

The major component of the decrease in cash and cash equivalents during the nine months ended June 30, 2004 was the Company's repurchase of its securities from an institutional investor in November 2003 for $1,343,743.

The Company had working capital of $2,721,652 at June 30, 2004, as compared to working capital of $4,333,161 at September 30, 2003.

Operating. The Company's operations utilized cash resources of $268,894 during the nine months ended June 30, 2004, as compared to utilizing cash resources of $320,664 during the nine months ended June 30, 2003, a reduction of $51,770, primarily as a result of the reduction in net loss.

As of June 30, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

The Company believes that its working capital resources are adequate to fund anticipated costs and expenses for the remainder of the fiscal year ending September 30, 2004.

Investing. During the nine months ended June 30, 2004, net cash provided by investing activities was $17,794, as compared to net cash provided by investing activities of $16,084 for the nine months ended June 30, 2003.

During the nine months ended June 30, 2004 and 2003, the Company allocated certain common corporate services aggregating $29,349 and $47,761, respectively, to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. As of June 30, 2004 and September 30, 2003, amounts due from Resource aggregated $8,981 and $26,894, respectively. During the nine months ended June 30, 2004 and 2003, Resource paid the Company $47,262 and $65,245, respectively.

Financing. Effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743.

Commitments and Contingencies. At June 30, 2004, the Company did not have any commitments for capital expenditures.

Off-Balance Sheet Arrangements. At June 30, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

        Three Months Ended June 30, 2004:  None

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




                                               ARIES VENTURES INC.
                                             ------------------------
                                                   (Registrant)



                                             /s/ ROBERT N. WEINGARTEN
DATE:  August 10, 2004                  By:  ________________________
                                             Robert N. Weingarten
                                             President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer
                                             and Chief Financial
                                             Officer)

                                INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

31         Certification pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002

32         Certification pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002