Form 10KSB
period 2004-09-30
ARIES VENTURES INC
filed 2005-01-13
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended September 30, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had no revenues from operations for the fiscal year ended September 30, 2004.

     The aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $146,000 as of December 31, 2004.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [X] No [ ]


     The issuer had 2,032,226 shares of common stock issued and outstanding as of December 31, 2004.

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                     PART I.


ITEM 1. DESCRIPTION OF BUSINESS

Background:

     Aries Ventures Inc. ("Aries" or the "Company") was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn Corp., a Colorado corporation ("Casmyn"). On April 28, 2000, Casmyn was merged with and into Aries, with Aries being the surviving corporation.

Business Overview:

     As of September 30, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The Company is not restricting its search to any particular business or industry, geographical area, or legal or business structure.

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


ITEM 2. DESCRIPTION OF PROPERTY

     The Company's corporate and administrative offices are located at 28720 Canwood Street, Suite 207, Agoura Hills, California 91301. Such facilities consist of 1,847 square feet and are occupied under an operating lease that expired on September 30, 2004. Subsequent to September 30, 2004, such facilities will be occupied on a month-to-month basis. Effective January 1, 2005, the Company will occupy new offices provided by an affiliate without charge on a month-to-month basis at 11111 Santa Monica Boulevard, Suite 1250, Los Angeles, California 90025.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any threatened or pending legal claims or proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

                                    PART II.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     The Company's common stock is traded on the over-the-counter market under the symbol "ARVT".

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

                                                 High      Low
                                                 ----      ---
     Fiscal Year Ended September 30, 2003:

     Three months ended -

      December 31, 2002                         $ 0.11  $ 0.03
      March 31, 2003                              1.00    0.07
      June 30, 2003                               0.51    0.23
      September 30, 2003                          0.35    0.25

     Fiscal Year Ended September 30, 2004:

     Three months ended -

      December 31, 2003                         $ 0.91  $ 0.25
      March 31, 2004                              0.55    0.25
      June 30, 2004                               0.35    0.30
      September 30, 2004                          0.30    0.25


     (b) Holders

     As of September 30, 2004, the Company had 41 shareholders of record with respect to the Company's common stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors. The Company estimates that it had approximately 630 common shareholders, including shares held in street name, as of September 30, 2004.

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

     (d) Securities Authorized for Issuance under Equity Compensation Plans

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

     On June 25, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering the common shares issuable under the Employee Stock Option Plan and the Management Incentive Stock Option Plan Consultant Stock Plan under the Securities Act of 1933.


Number of
securities                               Number of securities
to be issued                             remaining available
upon exercise      Weighted-average      for future issuance
of outstanding     exercise price        under equity
options,           of outstanding        compensation plans
warrants and       options, warrants     (excluding securities
rights (1)         and rights            reflected in column (a))
--------------     -----------------     ------------------------
     (a)                 (b)                       (c)

  353,318               $0.24                  247,322 shares

------------------


(1) Consists of vested stock options.

Sales of Unregistered Securities

     The Company did not sell any unregistered securities during the fiscal years ended September 30, 2004 or 2003.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview:

     As of September 30, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

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

However, cash balances exceeded federally-insured levels at September 30, 2004 and 2003. Balances that exceed such limits are separately insured through the commercial insurance carrier of the financial institution. The Company believes that no risk exists with respect to its concentration of balances in cash and cash equivalents.

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

Results of Operations - Fiscal Years Ended September 30, 2004 and 2003:

     General and Administrative. General and administrative expenses were $342,525 and $398,962 for the fiscal years ended September 30, 2004 and 2003, respectively. General and administrative expenses decreased by $56,437 or 14.1% in 2004 as compared to 2003, primarily as a result of decreases in accounting fees and insurance costs.

     Effective January 1, 2005, the Company will relocate its offices to new facilities in the Los Angeles area, as a result of which the Company expects to incur substantially reduced office and occupancy expenses, as well as reduced personnel-related costs, from that date forward.

     Legal Fees. Legal fees decreased by $8,459 or 54.7%, to $7,000 for the fiscal year ended September 30, 2004, as compared to $15,459 for the fiscal year ended September 30, 2003.

     Depreciation and Amortization. Depreciation and amortization was $506 and $553 for the fiscal years ended September 30, 2004 and 2003, respectively.

     Interest Expense. Interest expense was $768 and $1,289 for the fiscal years ended September 30, 2004 and 2003, respectively.

     Interest Income. Interest income decreased to $5,202 for the fiscal year ended September 30, 2004, as compared to $19,452 for the fiscal year ended September 30, 2003, as a result of decreased interest-bearing cash balances during 2003.

     State Income Taxes. State income taxes were $36,456 for the fiscal year ended September 30, 2003, which consisted of the California alternative minimum tax relating to the proceeds from the legal settlements received in September 2002, and which was paid in July 2003. The Company does not expect to be subject to this tax in subsequent periods. The Company did not incur any state income taxes in 2004.

     Net Loss. The Company had a net loss of $345,597 for the fiscal year ended September 30, 2004, as compared to $433,267 for the fiscal year ended September 30, 2003.

Consolidated Financial Condition - September 30, 2004:

Liquidity and Capital Resources:

     Overview. The Company's cash and cash equivalents were $2,686,241 at September 30, 2004, as compared to $4,345,513 at September 30, 2003, a decrease of $1,659,272, primarily as a result of the Company expending $1,343,743 in November 2003 to repurchase its securities, as described below at "Financing".

As of September 30, 2004, the Company's working capital was $2,644,208, as compared to $4,333,161 at September 30, 2003.

     Operating. The Company's operations utilized cash resources of $342,304 during the fiscal year ended September 30, 2004, as compared to $446,017 during the fiscal year ended September 30, 2003, primarily for various general and administrative costs.

     As of September 30, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The Company believes that its working capital resources are adequate to fund anticipated costs and expenses during the fiscal year ending September 30, 2005.

     Investing. During the fiscal years ended September 30, 2004 and 2003, the Company generated net cash from investing activities of $26,775 and $22,781, respectively.

     During the fiscal years ended September 30, 2004 and 2003, the Company allocated certain common corporate services (consisting of rent, utilities, common area services, insurance and other office services) to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors, aggregating $38,356 and $60,485, respectively. As of September 30, 2004 and 2003, amounts due from Resource aggregated $0 and $26,894, respectively. During the fiscal years ended September 30, 2004 and 2003, Resource paid the Company $65,250 and $84,666, respectively.

     Financing. During the fiscal year ended September 30, 2004, the Company utilized net cash in financing activities of $1,343,743, as described below. The Company did not have any financing activities during the fiscal year ended September 30, 2003.

     Effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743.

     Commitments and Contingencies. At September 30, 2004, the Company did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements:

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

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R did not have a significant effect on the Company's financial statement presentation or disclosures.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements included herein are listed at the "Index to Financial Statements".


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES

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


ITEM 8B. OTHER INFORMATION

     Not applicable.

                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following tables and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2004. Pursuant to the Company's confirmed plan of reorganization, the Board of Directors of the Company is comprised of three classes, with each class having a staggered three-year term. All of the directors serve until their terms expire and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                                    DIRECTORS

                                             Date Elected
Name                             Age         as Director
----                             ---         -----------
Class I (term expired
  April 11, 2001):

Robert N. Weingarten             52          December 31, 2004

Class II (term expired
  April 11, 2002):

Divo Milan (1)(2)                48          August 21, 1998

Class III (term expired
  April 11, 2003):

Selwyn Kossuth (1)(2)            67          September 26,1997

-------------------------
(1) Member of the compensation committee.
(2) Member of the audit committee.


     Effective December 31, 2004, Mark S. Zucker resigned from the Board of Directors, and Robert N. Weingarten was appointed to the board of directors.


                               EXECUTIVE OFFICERS

                                                      Date First
                                                      Elected as
Name                    Age    Position                 Officer
----                    ---    --------               ----------
Robert N. Weingarten    52     Chairman of the        November 20,
                               Board of Directors,       1998
                               President, Chief
                               Financial Officer
                               and Secretary


Involvement in Certain Legal Proceedings:

     None of the Company's directors or executive officers has, during the past five years: (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time (except with respect to the Company's bankruptcy reorganization in 2000); (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding; (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Biographies of Directors and Executive Officers:

Selwyn Kossuth. Mr. Kossuth's career has been in international mining finance and the development of strategic marketing programs. During his career, Mr. Kossuth has served as president and chief executive officer of the Investment Funds Institute of Canada, as executive director and chief operating officer of the Ontario Securities Commission, vice president and director of corporate finance of Nesbitt Thomson, Inc., and president of the Canadian operations of the Hochschild Group. He holds a Bachelor's Degree in Commerce from Stellenbosch University, and a Master's Degree in Law from Oxford University. Mr. Kossuth is an English barrister. Mr. Kossuth serves on the board of governors and audit committee of Royal Bank of Canada Mutual Funds, and is a consultant to the Investment Funds Institute of Canada and to Leon Frazer Associates, Inc. Mr. Kossuth also serves on the board of directors of Resource Ventures, Inc., a public company formerly wholly-owned by Aries Ventures Inc.

Divo Milan. Mr. Milan has been the Chief Executive Officer of Investigacion Estrategica, a merchant banking firm located in Mexico City, Mexico, since 1987. He has over 20 years experience in all aspects of corporate finance, investment banking, merchant banking and venture capital in Mexico and South America. Mr. Milan currently serves on the board of directors of Banca Quadrum and Banco Bital, both of which are publicly-held companies. Mr. Milan also serves on the board of directors of Resource Ventures, Inc., a public company formerly wholly-owned by Aries Ventures Inc.

Robert N. Weingarten. Mr. Weingarten was appointed Chief Financial Officer of the Company on November 20, 1998, President effective October 1, 2002, and Chairman of the Board of Directors effective December 31, 2004. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. Since 1979, Mr. Weingarten has served as a consultant to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. Degree in Finance from the University of Southern California in 1975 and a B.A. Degree in Accounting from the University of Washington in 1974. Mr. Weingarten currently serves as an officer of Resource Ventures, Inc., a public company formerly wholly-owned by Aries Ventures Inc., and YouthStream Media Networks, Inc. and ARTISTdirect, Inc., both of which are public companies.

Audit Committee Financial Expert:

     Selwyn Kossuth, by virtue of his background and experience, has been designated as the audit committee's financial expert, and is considered "independent", as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended.

Family Relationships among Directors and Executive Officers:

     There were no family relationships among directors and executive officers during the fiscal years ended September 30, 2003 or 2004.

Compliance with Section 16(a) of the Exchange Act:

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons or entities who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

     To the Company's knowledge based solely on its review of the copies of the
Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during the fiscal year ended September 30, 2004.

Code of Ethics:

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

Changes in Procedures to Nominate Directors:

     Since the date of the Company's last disclosures pursuant to Item 7(d)(s)(ii)(G) of Schedule 14A of the Securities Exchange Act of 1934, as amended, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to the named executive officers during the last three fiscal years. No other executive officers received total annual compensation exceeding $100,000 during such fiscal years.

                           SUMMARY COMPENSATION TABLE

                  Fiscal
                   Year
Name and          Ended
Principal       September                         Other Annual
Positions           30,    Salary        Bonus    Compensation
---------          ----    ------        -----    ------------
Mark S. Zucker     2004  $ 60,000
former Chairman    2003    60,000
of the Board of    2002   125,000      $90,000 (1)      $1,500(2)
Directors

Robert N.          2004    60,000
Weingarten         2003    60,000
President and      2002    60,000       60,000 (1)
Chief Financial
Officer

---------------
(1) During the fiscal year ended September 30, 2002, the Company paid bonuses to Mr. Zucker and Mr. Weingarten as a result of the successful conclusion of various legal proceedings.
(2) Represents fair market value of 50,000 shares of common stock issued to Mr. Zucker on November 1, 2001 as compensation for arranging a $500,000 loan.

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

     Effective October 1, 2000, Mr. Zucker and Mr. Weingarten voluntarily agreed to reduce their annual compensation to $125,000 and $60,000, respectively. Effective October 1, 2002, Mr. Zucker voluntarily agreed to reduce his base annual compensation to $60,000.

     The employment agreements of Mr. Zucker and Mr. Weingarten were extended through September 30, 2005, under the same terms and conditions as contained in the original employment agreements, except that, effective October 1, 2002, the compensation of Mr. Zucker and Mr. Weingarten were each reduced to $60,000 per year, and Mr. Zucker's position was designated as Chairman of the Board of Directors and Mr. Weingarten's positions were designated as President and Chief Financial Officer. Subsequently, effective October 1, 2004, Mr. Zucker and Mr. Weingarten voluntarily agreed to reduce their annual compensation to $18,000 for the remainder of the term of the respective employment agreements.

     Effective December 31, 2004, Mr. Zucker resigned from the Board of Directors, and his employment agreement was terminated.

Board of Directors Compensation:

     Commencing October 1, 2002, non-officer directors who are not otherwise compensated by the Company receive $5,000 per year for serving on the Board of Directors. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending board meetings.

     During the fiscal years ended September 30, 2004, 2003 and 2002, Selwyn Kossuth, a director of the Company, was paid an annual board committee fee of approximately $14,000.

Committees of Board of Directors:

     The Company does not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

     The Company does not have a stock option committee of the Board of Directors, or any committee performing similar functions. The Board of Directors is currently responsible for the operation and administration of the Company's stock option plans, including the grants thereunder.

     The compensation committee of the Board of Directors consists of Selwyn Kossuth and Divo Milan, neither of whom is an employee of the Company. The compensation committee reviews the performance of the executive officers of the

Company and reviews the compensation programs for key employees, including salary and bonus levels.

     The audit committee of the Board of Directors consists of Selwyn Kossuth and Divo Milan, neither of whom is an employee of the Company. The audit committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, the performance of the independent public accountants, and the accounting practices of the Company. The audit committee held four meetings during the fiscal year ended September 30, 2004.

Long-Term Incentive Plans:

     The Company does not have any long-term incentive plans.

Stock Option Plans:

     Under the Company's Employee Stock Option Plan, the Company may issue stock options to purchase a maximum of 353,318 shares of common stock of the Company pursuant to incentive and non-qualified stock options to officers, management and employees of the Company. Under the Company's Management Incentive Stock Option Plan, the Company may issue stock options to purchase a maximum of 247,322 shares of common stock of the Company pursuant to incentive and non-qualified stock options to officers, directors, employees, management and consultants of the Company. Both stock option plans were adopted by the Board of Directors on April 12, 2000, and are administered by the Board of Directors or, in the discretion of the Board of Directors, by a committee of not less than two individuals with authority to determine persons to whom options will be granted, the timing and manner of grants of options, the exercise prices, the number of shares covered by the options, the terms of the options, and all other determinations necessary or advisable for administration of such stock option plans. At September 30, 2004, there were 247,322 options issuable under the Employee Stock Option Plan and no options issuable under the Management Incentive Stock Option Plan.

     The purchase price for the shares subject to any incentive stock option granted under the Employee Stock Option Plan or the Management Incentive Stock Option Plan shall not be less than 100% of the fair market value of the shares of common stock of the Company on the date the option is granted (110% for stockholders who own in excess of 10% of the outstanding common stock). No option shall be exercisable after the expiration of 10 years after the date the option is granted. In addition, subject to certain exceptions, no option shall be exercisable after the expiration of three months after the date the optionee's employment with the Company terminates if termination is for any reason other than permanent disability or death, or one year after the date the optionee's employment terminates if termination is a result of death or permanent disability. Unless sooner terminated by the Board of Directors, both option plans expire on April 11, 2010.

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

     A summary of stock options issued to officers and directors as of September 30, 2004 (all issued pursuant to stock option plans) is presented below. No stock options have been exercised.

                            STOCK OPTION VALUE TABLE

                                                         Value of
                                                        Unexercised
                       Number of Shares                in-the-Money
                       of Common Stock                 Stock Options
                       Underlying Stock   Weighted       at Fiscal
                           Options        Average       Year-End (1)
                       -----------------  Exercise  -----------------
Name                   Unvested   Vested   Price     Unvested Vested
----                   --------   ------   -----     -------- ------
Mark S. Zucker             -     176,659   $0.25      $  -   $    -

Robert N. Weingarten       -     141,327   $0.23         -      2,827

Selwyn Kossuth             -      17,666   $0.23         -        353

Divo Milan                 -      17,666   $0.23         -        353
                        -------  -------               ------   -----
                           -     353,318   $0.24      $  -     $3,533
                        =======  =======               ======   =====

--------------
(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and the market price for the common stock of $0.25 per share at September 30, 2004.


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

     As of December 31, 2004, the Company had 2,032,226 shares of common stock issued and outstanding, which was the only class of voting securities authorized or outstanding.

     The following table sets forth, as of December 31, 2004: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer of the Company, the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                             Amount and       Percent of
                             Nature of        Shares of
Name and Address             Beneficial       Common
of Beneficial Owner          Ownership        Stock (9)
-------------------          ---------        ---------
Kyneton Investments, Ltd.
2 Jane Street, #501
Toronto
Ontario
Canada M6S 4W3                593,710 (1)        25.5

David and Lily Marx
55 South La Cumbre Road
Suite #15
Santa Barbara
California 93105              167,300 (2)         8.2

Mark S. Zucker              2,007,149 (3)        64.8

11111 Santa Monica
  Boulevard
Suite 1250
Los Angeles
California 90025


Directors and Executive
  Officers:

Divo Milan (8)                253,682 (4)        11.7

Selwyn Kossuth (8)             17,666 (5)         0.9

Robert N. Weingarten (8)      141,327 (6)         6.5

All Directors and
Executive Officers as
a Group (3 persons)           412,675 (7)        17.7

------------------------
(1) Includes 296,855 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants.(1)
(2) Reflects shares of common stock reported in Schedule 13D filed with Securities and Exchange Commission on January 30, 2004.
(3) Includes 446,879 shares of common stock owned of record by Reflection Partners, L.P., a California limited partnership, and 50,000 shares of common stock owned by Anvil Claims, Inc. Mark S. Zucker is the general partner of Reflection Partners, L.P. and the owner of Anvil Claims, Inc. Includes 890,245 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants and vested options to purchase 176,659 shares of common stock.(3)
(4) The securities with respect to Divo Milan are held by Karpnale Investment PTE Ltd., the beneficiaries of which are the sons of Divo Milan. Mr. Milan does not have investment or voting power with respect to such securities, and accordingly, disclaims any beneficial interest in such securities. Includes 118,008 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants and vested options to purchase 17,666 shares of common stock.
(5)   Consists of vested options to purchase 17,666 shares of common stock.
(6)   Consists of vested options
      to purchase 141,327 shares of common stock.
(7) Includes 118,008 shares of common stock issuable upon exercise of currently exercisable Series A common stock purchase warrants and vested options to purchase 176,659 shares of common stock.
(8) The address of each such person is c/o the Company, 28720 Canwood Street, Suite 207, Agoura Hills, California 91301.

(9) The calculation with respect to percent of shares of common stock outstanding for each beneficial owner assumes that any currently exercisable Series A common stock purchase warrants and the vested stock options owned by each such beneficial owner are exercised, and also assumes that any warrants or options held by others are not exercised at that time.

Changes in Control:

     As of September 30, 2004, the Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

     Information with respect to securities authorized for issuance under equity compensation plans is provided at "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Securities Authorized for Issuance Under Equity Compensation Plans".


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal years ended September 30, 2004 and 2003, the Company allocated certain common corporate services (consisting of rent, utilities, common area services, insurance and other office services) to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors, aggregating $38,356 and $60,485, respectively. As of September 30, 2004 and 2003, amounts due from Resource aggregated $0 and $26,894, respectively. During the fiscal years ended September 30, 2004 and 2003, Resource paid the Company $65,250 and $84,666, respectively.

     Information with respect to remuneration paid to officers and directors is provided at "ITEM 10. EXECUTIVE COMPENSATION".


ITEM 13. EXHIBITS

     A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit-Related Fees:

     Weinberg & Company, P.A. has served as the Company's independent accountant for the fiscal years ended September 30, 2003 and 2004. Services provided to the Company by Weinberg & Company, P.A. during such periods consisted of the audit of the Company's annual financial statements and limited reviews of interim unaudited financial statements included in quarterly reports pursuant to Statement on Auditing Standards No. 100. Charges by Weinberg & Company, P.A. with respect to these matters for the fiscal years ended September 30, 2003 and 2004 aggregated approximately $23,000 and $22,000, respectively.

Tax Fees:

     Weinberg & Company, P.A. has not provided any services to the Company with respect to the preparation of corporate income tax returns or tax planning matters.

All Other Fees:

     Weinberg & Company, P.A. has not provided any services with respect to any matters other than those related to audit and audit-related matters.

Pre-Approval Policies and Procedures:

     The Audit Committee meets periodically to review and approve the scope of the services to be provided to the Company by its independent accountant, as well to review and discuss any issues that may arise during an engagement. The Audit Committee considers various issues with respect to the services to be provided by its independent accountant, including the complexity of any engagement, its expected cost, the knowledge and expertise of the independent accountant's staff, any complex accounting or disclosure issues, new accounting pronouncements, and the capability of the Company's financial staff.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ARIES VENTURES INC.
                                   -------------------
                                      (Registrant)



Date:  January 10, 2005       By:  /s/ ROBERT N. WEINGARTEN
                                   ------------------------
                                   Robert N. Weingarten
                                   President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  January 10, 2005       By:  /s/ ROBERT N. WEINGARTEN
                                   -------------------------
                                   Robert N. Weingarten
                                   Chairman of the Board of
                                     Directors, President
                                     and Chief Financial
                                     Officer



Date:  January 10, 2005       By:  /s/ SELWYN KOSSUTH
                                   -------------------------
                                   Selwyn Kossuth
                                   Director



Date:  January 10, 2005       By:  /s/ DIVO MILAN
                                   -------------------------
                                   Divo Milan
                                   Director

                               Aries Ventures Inc.

                          Index to Financial Statements



Report of Independent Registered Public Accounting Firm

Balance Sheets - September 30, 2004 and 2003

Statements of Operations - Years Ended September 30, 2004 and 2003

Statements of Shareholders' Equity - Years Ended September 30, 2004 and 2003

Statements of Cash Flows - Years Ended September 30, 2004 and 2003

Notes to Financial Statements - Years Ended September 30, 2004 and 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders of Aries Ventures Inc.

     We have audited the accompanying balance sheets of Aries Ventures Inc., a Nevada corporation (the "Company") as of September 30, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aries Ventures Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


Weinberg & Company, P.A.
Boca Raton, Florida
December 17, 2004

                                    Aries Ventures Inc.
                                        Balance Sheets


                                      September 30,
                                --------------------------
                                   2004            2003
                                ----------      ----------
ASSETS

CURRENT
  Cash and cash equivalents    $ 2,686,241     $ 4,345,513
  Due from related party              -             26,894
  Prepaid expenses and
    other current assets            18,147          43,744
                                ----------      ----------
    Total current assets         2,704,388       4,416,151
                                ----------      ----------

PROPERTY AND EQUIPMENT              27,363          27,244
  Less:  accumulated
    depreciation and
    amortization                   (26,642)        (26,136)
                                ----------      ----------
                                       721           1,108
                                ----------      ----------

OTHER
  Deposits                           2,309           2,309
                                ----------      ----------
                                     2,309           2,309
                                ----------      ----------
                               $ 2,707,418     $ 4,419,568
                                ==========      ==========




                         (continued)

                               Aries Ventures Inc.
                           Balance Sheets (continued)


                                      September 30,
                                --------------------------
                                   2004            2003
                                ----------      ----------
LIABILITIES

CURRENT
  Accounts payable             $    50,045     $    52,702
  Accrued liabilities               10,135          30,288
                                ----------      ----------
  Total current liabilities         60,180          82,990
                                ----------      ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
  Preferred stock,
    $0.01 par value
    Authorized -
      10,000,000 shares
    Issued and outstanding -
      None                            -               -
  Common stock,
    $0.01 par value
    Authorized -
      50,000,000 shares
    Issued -
    3,311,981 shares at
    September 30, 2004
    and 2003 (outstanding -
    2,032,226 shares at
    September 30, 2004
    and 3,311,981 shares
    at September 30, 2003)          33,120          33,120
  Less:  securities held
    in treasury at
    September 30, 2004 -
    1,279,755 shares of
    common stock and
    1,194,755 Class A
    common stock purchase
    warrants, at cost           (1,343,743)           -
    Additional paid-in
      capital                    1,800,859       1,800,859
    Retained earnings            2,157,002       2,502,599
                                ----------      ----------
                                 2,647,238       4,336,578
                                ----------      ----------
                               $ 2,707,418     $ 4,419,568
                                ==========      ==========



                 See accompanying notes to financial statements.

                               Aries Ventures Inc.
                            Statements of Operations


                                Years Ended September 30,
                                -------------------------
                                   2004           2003
                                ----------     ----------
REVENUES
                               $      -       $      -
                                 ---------      ---------

COSTS AND EXPENSES
  General and
    administrative                 342,525        398,962
  Legal fees                         7,000         15,459
  Depreciation and
    amortization                       506            553
  Interest expense                     768          1,289
  Interest income                   (5,202)       (19,452)
                                 ---------      ---------
  Net loss before
    income taxes                  (345,597)      (396,811)

  State income taxes                  -            36,456
                                 ---------      ---------
NET LOSS                       $  (345,597)   $  (433,267)
                                 =========      =========



NET LOSS PER COMMON
  SHARE -
  BASIC AND DILUTED            $     (0.16)   $     (0.13)
                                 =========      =========


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING -
  BASIC AND DILUTED              2,200,063      3,311,981
                                 =========      =========



                 See accompanying notes to financial statements.

                               Aries Ventures Inc.
                       Statements of Shareholders' Equity
                     Years Ended September 30, 2004 and 2003



                                   Common Stock        Preferred Stock    Securities  Additional
                              ----------------------   -----------------   Held in     Paid-in       Retained
                                Shares     Par Value   Shares  Par Value   Treasury    Capital       Earnings           Total
                              ----------   ---------   ------  ---------  ----------- -----------   ------------     -----------

Balance, October 1, 2002       3,311,981   $  33,120      -    $   -      $      -     $1,800,859   $  2,935,866     $  4,769,845
  Net loss                          -           -         -        -             -           -          (433,267)        (433,267)
                               ---------   ---------   ------  ---------    --------- -----------   ------------     ------------
Balance, September 30, 2003    3,311,981      33,120      -        -             -      1,800,859      2,502,599        4,336,578
  Common stock repurchased          -           -         -        -      (1,343,743)        -              -          (1,343,743)
  Net loss                          -           -         -        -             -           -          (345,597)        (345,597)
                               ---------   ---------   ------  ---------   ---------  -----------   ------------     ------------
Balance, September 30, 2004    3,311,981   $  33,120      -    $   -     $(1,343,743)  $1,800,859   $  2,157,002     $  2,647,238
                               =========   =========   ======  =========   =========  ===========   ============     ============


                 See accompanying notes to financial statements.

                               Aries Ventures Inc.
                            Statements of Cash Flows


                                Years Ended September 30,
                                -------------------------
                                   2004           2003
                                ----------     ----------
OPERATING ACTIVITIES
Net loss                        $  (345,597)  $  (433,267)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
      Depreciation and
        amortization                   506            553
      Changes in operating
        assets and liabilities:
        (Increase) decrease in:
          Prepaid expenses
            and other current
            assets                  25,597          2,491
        Increase (decrease) in:
          Accounts payable          (2,657)       (16,145)
          Accrued liabilities      (20,153)           351
                                ----------     ----------
  Net cash used in operating
    activities                    (342,304)      (446,017)
                                ----------     ----------


INVESTING ACTIVITIES
  Payments from related
    entity                          65,250         84,666
  Increase in amounts
    due from related
    entity                         (38,356)       (60,485)
  Purchase of property
    and equipment                     (119)        (1,400)
                                ----------     ----------
  Net cash provided by
    investing activities            26,775         22,781
                                ----------     ----------


                                   (continued)

                               Aries Ventures Inc.
                            Statements of Cash Flows


                                Years Ended September 30,
                                -------------------------
                                   2004           2003
                                ----------     ----------
FINANCING ACTIVITIES
  Repurchase of securities     $(1,343,743)   $      -
                                ----------     ----------
  Net cash used in
    financing activities        (1,343,743)          -
                                ----------     ----------

CASH AND CASH EQUIVALENTS:
  Net decrease                  (1,659,272)      (423,236)
  Balance at beginning of
    year                         4,345,513      4,768,749
                                ----------     ----------
  Balance at end of year       $ 2,686,241    $ 4,345,513
                                ==========     ==========


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

Cash paid for interest         $       768    $     1,289
                                ==========     ==========

Cash paid for income taxes     $      -       $    36,456
                                ==========     ==========


                 See accompanying notes to financial statements.

                               Aries Ventures Inc.
                          Notes to Financial Statements
                     Years Ended September 30, 2004 and 2003


1.   Organization and Business

     a.   Organization

     Aries Ventures Inc. ("Aries" or the "Company") was incorporated in Nevada on April 21, 2000 as a wholly-owned subsidiary of Casmyn Corp., a Colorado corporation ("Casmyn"). On April 28, 2000, Casmyn was merged with and into Aries, with Aries being the surviving corporation.

     b.   Company Outlook

     As of September 30, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The Company believes that its working capital resources are adequate to fund anticipated costs and expenses during the year ending September 30, 2005.


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

     c.   Cash and Cash Equivalents

     Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located primarily in the United States. However, cash balances exceeded federally-insured levels at September 30, 2004 and 2003. Balances that exceed such limits are separately insured through the commercial insurance carrier of the financial institution. The Company believes that no risk exists with respect to its concentration of balances in cash and cash equivalents.

     d.   Property and Equipment

     Depreciation with respect to furniture, fixtures and office equipment is provided on the straight-line method over the estimated useful lives of the respective assets.

     e.   Loss Per Common Share

     Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the years ended September 30, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for the years ended September 30, 2004 and 2003.

     As of September 30, 2004, potentially dilutive securities consisted of outstanding Series A common stock purchase warrants and stock options to acquire 2,056,226 shares and 353,318 shares, respectively.

     f.   Fair Value of Financial Instruments

     The Company believes that the carrying value of its cash and cash equivalents, related party receivables, accounts payable and accrued liabilities as of September 30, 2004 and 2003 approximates their respective fair values due to the demand or short-term nature of those instruments and their underlying liquidity.

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

     In accordance with SFAS No. 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The value of a stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. Stock options issued to non-employee directors at fair market value are accounted for under the intrinsic value method.

     h.   Reclassification

     Certain amounts have been reclassified in 2003 to conform to the presentation in 2004.

     i.   Recent Accounting Pronouncements

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

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R did not have a significant effect on the Company's financial statement presentation or disclosures.


3.   Due from Related Party

     During the years ended September 30, 2004 and 2003, the Company allocated certain common corporate services (consisting of rent, utilities, common area services, insurance and other office services) to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. Activity with respect to the allocation of such services is summarized as follows:

      Balance, October 1, 2002                $ 51,075
      Amounts allocated to Resource             60,485
      Payments by Resource to Company          (84,666)
                                                ------
      Balance, September 30, 2003               26,894
      Amounts allocated to Resource             38,356
      Payments by Resource to Company          (65,250)
                                                ------
      Balance, September 30, 2004             $   -
                                                ======


4.   Commitments and Contingencies

     a.   Operating Leases

     During the years ended September 30, 2004 and 2003, the Company leased its executive and administrative offices under an operating lease that expired on September 30, 2004. Subsequent to September 30, 2004, the Company will occupy office space on a month-to-month basis.

     Related rent expense for the years ended September 30, 2004 and 2003 was $22,441 and $21,766, respectively.

     b.   Employment Agreements

     At September 30, 2004, the Company had employment agreements with its Chairman of the Board of Directors (the "Chairman") and its President and Chief Financial Officer (the "President"), providing for individual compensation of $60,000 per year for the period from October 1, 2002 through September 30, 2005. The employment agreements also provide that in the event of a change in majority ownership of the Company, each such person has the option to terminate his employment with the Company and receive a payment equal to three times his base annual compensation.

     Effective October 1, 2004, the Chairman and the President each agreed to reduce their compensation to $18,000 per year for the remainder of the term of the respective employment agreements.

     Effective December 31, 2004, the Chairman resigned from the Board of Directors, and his employment agreement was terminated.


5.   Income Taxes

     As of September 30, 2004, the Company had federal net operating loss carryforwards of approximately $70,900,000 expiring in various years through 2024, which can be used to offset future taxable income, if any. No deferred asset benefit for these operating losses has been recognized in the Company's financial statements due to the uncertainty as to their realizability in future periods.

     State income taxes were $36,456 for the year ended September 30, 2003, which consisted of the California alternative minimum tax relating to the proceeds from legal settlements received in September 2002, and which was paid in July 2003. The Company does not expect to be subject to this tax in subsequent periods. The Company did not incur any state income taxes in 2004.

     Due to the restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company's federal net operating loss carryforwards will likely be limited as a result of cumulative changes in stock ownership.

     During the year ended September 30, 1999, the Company identified specific losses occurring in prior years that were caused by the improper and fraudulent actions and activities of former management. These losses aggregated approximately $55,120,000 and were recognized as deductions on the Company's federal income tax return for the year ended September 30, 1999. The Company's federal net operating loss carryforwards and the benefits deriving therefrom may be subject to audit by the Internal Revenue Service.

     The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at September 30, 2004 and 2003:

                                               September 30,
                                       ------------------------------
                                           2004              2003
                                       ------------      ------------
      Deferred tax assets:
        Operating loss carryforwards   $ 26,412,000      $ 26,275,000
        Valuation allowances                180,000           180,000
        Depreciation                          1,000             2,000
                                         ----------        ----------
                                         26,593,000        26,457,000
      Less:  Valuation allowance        (26,593,000)      (26,457,000)
                                         ----------        ----------
      Net deferred tax assets          $     -           $     -
                                         ==========        ==========

     As a result of the Company's significant operating loss carryforwards and the corresponding valuation allowance, no income tax expense (benefit) has been recorded at September 30, 2004 and 2003. The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

                                               September 30,
                                       ------------------------------
                                           2004              2003
                                       ------------      ------------
      Tax expense (benefit) at
        statutory rate                         34.0%          (34.0%)
      State income taxes                         -              6.2%
      Adjustments to change in
        valuation allowance                   (34.0)           37.0%
                                               ----            ----
                                                 -              9.2%
                                               ====            ====


6.   Related Party Transactions

     In addition to the related party transactions described at Notes 3 and 4, the Company had the following related party transactions for the years ended September 30, 2004 and 2003:

     a. During the years ended September 30, 2004 and 2003, the Company paid an annual board committee fee of approximately $14,000 to a non-employee director.

     b. During the years ended September 30, 2004 and 2003, the Company paid a fee of $5,000 to a non-employee director who was not otherwise compensated.


7.   Shareholders' Equity

     a.   Preferred Stock

     As of September 30, 2004, the Company had authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share.

     The Board of Directors is vested with the authority to divide the authorized shares of preferred stock into series and to determine the relative rights and preferences at the time of issuance of the series.

     b.   Common Stock

     As of September 30, 2004, the Company had authorized 50,000,000 shares of common stock with a par value of $0.01 per share.

     Effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743. As a result of the exercise price of the Series A common stock purchase warrants being substantially in excess of the fair market value of the Company's common stock, all of the consideration was allocated to the common shares. These securities have been classified as treasury securities and recorded at cost as a reduction to shareholders' equity in the Company's balance sheet at September 30, 2004.

     c.   Stock Option Plans

     Under the Company's Employee Stock Option Plan, the Company may issue stock options to purchase a maximum of 353,318 shares of common stock of the Company pursuant to incentive and non-qualified stock options to officers, management and employees of the Company. Under the Company's Management Incentive Stock Option Plan, the Company may issue stock options to purchase a maximum of 247,322 shares of common stock of the Company pursuant to incentive and non-qualified stock options to officers, directors, employees, management and consultants of the Company. Both stock option plans were adopted by the Board of Directors on April 12, 2000, and are administered by the Board of Directors or, in the discretion of the Board of Directors, by a committee of not less than two individuals with authority to determine persons to whom options will be granted, the timing and manner of grants of options, the exercise prices, the number of shares covered by the options, the terms of the options, and all other determinations necessary or advisable for administration of such stock option plans. At September 30, 2004, there were 247,322 options issuable under the Employee Stock Option Plan and no options issuable under the Management Incentive Stock Option Plan.

     The purchase price for the shares subject to any incentive stock option granted under the Employee Stock Option Plan or the Management Incentive Stock Option Plan shall not be less than 100% of the fair market value of the shares of common stock of the Company on the date the option is granted (110% for stockholders who own in excess of 10% of the outstanding common stock). No option shall be exercisable after the expiration of 10 years after the date the option is granted. In addition, subject to certain exceptions, no option shall be exercisable after the expiration of three months after the date the optionee's employment with the Company terminates if termination is for any reason other than permanent disability or death, or one year after the date the optionee's employment terminates if termination is a result of death or permanent disability. Unless sooner terminated by the Board of Directors, both option plans expire on April 11, 2010.

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

     Option activity under these stock option plans for the years ended September 30, 2003 and 2004 is summarized as follows:


                                                              Remaining
                                                             Contractual
                                   Number of     Exercise       Life
                                    Options       Price       (in years)
                                   ---------    ----------    ----------
      Balance outstanding,
        October 1, 2002              353,318    $0.23-0.25

      Options issued                    -            -
      Options exercised                 -            -
      Options expired                   -            -
                                     -------
      Balance outstanding,
        September 30, 2003           353,318    $0.23-0.25


      Options issued                    -            -
      Options exercised                 -            -
      Options expired                   -            -
                                     -------
      Balance outstanding,
        September 30, 2004           353,318    $0.23-0.25        1.1
                                     =======

      Options exercisable
        at September 30, 2004        353,318    $0.23-0.25        1.1
                                     =======

      The fair value of the stock options granted on November 1, 2000 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate 5%; dividend yield of 0%; stock price volatility of 100%; and expected life of five years. Had compensation cost for stock option grants made under the Employee Stock Option Plan and the Management Incentive Stock Option Plan been determined under SFAS No. 123, the Company's net loss and net loss per common share for the years ended September 30, 2004 and 2003 would have been as follows:

                                          Years Ended September 30,
                                       ------------------------------
                                           2004              2003
                                       ------------      ------------
      Net loss, as reported               $(345,597)       $(433,267)
      Additional compensation expense
        pursuant to SFAS No. 123             (1,662)         (20,124)
                                            -------          -------
      Net loss, as adjusted               $(347,259)       $(453,391)
                                            =======          =======

      Net loss per common share
        (basic and diluted), as
        adjusted                          $   (0.16)        $  (0.14)
                                            =======          =======

     d.   Warrants

     Warrant activity for the fiscal years ended September 30, 2003 and 2004 is summarized below. The Series A warrants entitle the holders to purchase one share of common stock at $6.00 per share, and are currently exercisable through October 11, 2005.

                                                            Remaining
                                                           Contractual
                                   Number of   Exercise       Life
                                   Warrants     Price       (in years)
                                   ---------   --------    -----------
      Balance outstanding,
        October 1, 2002            3,250,981      $6.00

      Warrants issued                   -
      Warrants exercised                -
      Warrants expired                  -
      Warrants repurchased              -
                                   ---------
      Balance outstanding,
        September 30, 2003         3,250,981      $6.00

      Warrants issued                   -
      Warrants exercised                -
      Warrants expired                  -
      Warrants repurchased        (1,194,755)     $6.00
                                   ---------
      Balance outstanding,
        September 30, 2004         2,056,226      $6.00        1.0
                                   =========

      Warrants exercisable
        at September 30, 2004      2,056,226      $6.00        1.0
                                   =========

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

4.1 Management Incentive Stock Option Plan, previously filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 25, 2004, and incorporated herein by reference. (C)

4.2 Employee Incentive Stock Option Plan, previously filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 25, 2004, and incorporated herein by reference. (C)

10.1 Employment Agreement between Casmyn Corp. and Mark S. Zucker dated September 1, 1999, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference. (C)

10.2 Employment Agreement between Casmyn Corp. and Robert N. Weingarten dated September 1, 1999, previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, and incorporated herein by reference. (C)

14 Code of Ethics, previously filed as an exhibit to the Company's March 31, 2004 Form 10-QSB Quarterly Report, and incorporated herein by reference.

31   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     (1)

32   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (1)

---------------------

(1) Filed herewith.

(C) Indicates compensatory plan, agreement or arrangement.