Form 10QSB
period 2004-12-31
ARIES VENTURES INC
filed 2005-02-10
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended December 31, 2004

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


     11111 Santa Monica Boulevard, Suite 1250, Los Angeles, California 90025
     -----------------------------------------------------------------------
                    (Address of principal executive offices)


                    Issuer's telephone number: (310) 402-5069

         28720 Canwood Street, Suite 207, Agoura Hills, California 91301
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

      As of December 31, 2004, the Company had 2,032,226 shares of common stock outstanding.

      Documents incorporated by reference: None.

                               ARIES VENTURES INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

      Item  1. Financial Statements

               Condensed Balance Sheets - December 31, 2004 (Unaudited) and September 30, 2004

               Condensed Statements of Operations (Unaudited) - Three Months Ended December 31, 2004 and 2003

               Condensed Statements of Cash Flows (Unaudited) - Three Months Ended December 31, 2004 and 2003

               Notes to Condensed Financial Statements (Unaudited) - Three Months Ended December 31, 2004 and 2003

      Item 2.  Management's Discussion and Analysis or Plan of Operation

      Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

      Item 6.  Exhibits


SIGNATURES

                               Aries Ventures Inc.
                            Condensed Balance Sheets


                                          December 31,     September 30,
                                              2004             2004
                                           ----------       ----------
                                          (Unaudited)
ASSETS

CURRENT
  Cash and cash equivalents               $ 2,622,082      $ 2,686,241
  Due from related party                       12,076             -
  Prepaid expenses and other
    current assets                             16,622           18,147
                                           ----------       ----------
                                            2,650,780        2,704,388
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         27,363           27,363
  Less:  accumulated depreciation             (27,363)         (26,642)
                                           ----------       ----------
                                                 -                 721
                                           ----------       ----------

OTHER
  Deposits                                       -               2,309
                                           ----------       ----------
                                          $ 2,650,780      $ 2,707,418
                                           ==========       ==========





                                   (continued)

                               Aries Ventures Inc.
                      Condensed Balance Sheets (continued)


                                          December 31,     September 30,
                                              2004             2004
                                           ----------       ----------
                                          (Unaudited)
LIABILITIES

CURRENT
  Accounts payable                        $    66,479      $    50,045
  Accrued liabilities                           2,554           10,135
                                           ----------       ----------
                                               69,033           60,180
                                           ----------       ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - None                  -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued - 3,311,981 shares
    (outstanding - 2,032,226 shares)           33,120           33,120
  Less:  securities held in
    treasury - 1,279,755 shares of
    common stock and 1,194,755 Class
    A common stock purchase warrants,
    at cost                                (1,343,743)      (1,343,743)
  Additional paid-in capital                1,800,859        1,800,859
  Retained earnings                         2,091,511        2,157,002
                                           ----------       ----------
                                            2,581,747        2,647,238
                                           ----------       ----------
                                          $ 2,650,780      $ 2,707,418
                                           ==========       ==========




            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)


                                Three Months Ended December 31,
                                -------------------------------
                                    2004               2003
                                    ----               ----

REVENUES                          $   -             $    -
                                    ------            -------

COSTS AND EXPENSES
  General and
    administrative                  66,639            101,671
  Legal fees                          -                 2,000
  Depreciation                         721                127
  Interest expense                     124                263
  Interest income                   (2,793)            (1,653)
                                    ------            -------
  Net loss before
    income taxes                   (64,691)          (102,408)

  State income taxes                   800               -
                                    ------            -------
NET LOSS                          $(65,491)         $(102,408)
                                    ======            =======


LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.03)            $(0.04)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED              2,032,226          2,699,924
                                 =========          =========




            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Cash Flows (Unaudited)


                                     Three Months Ended December 31,
                                     -------------------------------
                                        2004                 2003
                                        ----                 ----
OPERATING ACTIVITIES
  Net loss                          $   (65,491)         $  (102,408)
    Adjustments to reconcile
      net loss to net cash
      used in operating
      activities:
        Depreciation                        721                  127
        Changes in operating
          assets and liabilities:
          Decrease in:
            Prepaid expenses and
              other current assets        1,525               13,165
            Other assets                  2,309                 -
          Increase (decrease) in:
            Accounts payable             16,434                9,094
            Accrued liabilities          (7,581)             (21,727)
                                      ---------            ---------
  Net cash used in operating
    activities                          (52,083)            (101,749)
                                      ---------            ---------


INVESTING ACTIVITIES
  Payments from related party              -                  26,894
  Increase in amounts due from
    related party                       (12,076)             (11,246)
  Purchases of property and
    equipment                              -                    (119)
                                      ---------            ---------
  Net cash provided by (used in)
    investing activities                (12,076)              15,529
                                      ---------            ---------


FINANCING ACTIVITIES
  Repurchase of securities                 -              (1,343,743)
                                      ---------            ---------
  Net cash used in
    financing activities                   -              (1,343,743)
                                      ---------            ---------

CASH AND CASH EQUIVALENTS:
  Net decrease                          (64,159)          (1,429,963)
  Balance at beginning of period      2,686,241            4,345,513
                                      ---------            ---------
  Balance at end of period          $ 2,622,082          $ 2,915,550
                                      =========            =========




                                   (continued)

                               Aries Ventures Inc.
           Condensed Statements of Cash Flows (Unaudited) (continued)


                                     Three Months Ended December 31,
                                     -------------------------------
                                        2004                 2003
                                        ----                 ----
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

Cash paid for interest              $       124          $       263
                                      =========            =========

Cash paid for income taxes          $        -           $        -
                                     ==========            =========




            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
               Notes to Condensed Financial Statements (Unaudited)
                  Three Months Ended December 31, 2004 and 2003


1.  Organization and Basis of Presentation

Basis of Presentation - The accompanying condensed financial statements include the operations of Aries Ventures Inc., a Nevada corporation (the "Company"). The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2004, the results of operations for the three months ended December 31, 2004 and 2003, and cash flows for the three months ended December 31, 2004 and 2003. The balance sheet as of September 30, 2004 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2005.

Business - As of December 31, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

Loss Per Share - Basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended December 31, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months ended December 31, 2004 and 2003.

At December 31, 2004, potentially dilutive securities consisted of outstanding Series A common stock purchase warrants to acquire 2,056,226 shares of common stock and stock options to acquire 353,318 shares of common stock.

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

For the three months ended December 31, 2004 and 2003, the Company would have recorded $0 and $1,662 as additional compensation expense, resulting in a net loss of $65,491 and $104,070, respectively, and a net loss per common share of $0.03 and $0.04, respectively.

Reclassification - Certain amounts have been reclassified in 2003 to conform to the presentation in 2004.


2.  Due from Related Entity

During the three months ended December 31, 2004 and 2003, the Company allocated certain common corporate services (consisting of rent, utilities, common area services, insurance and other office services) aggregating $12,076 and $11,246, respectively, to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. As of December 31, 2004 and September 30, 2004, amounts due from Resource aggregated $12,076 and $0, respectively. During the three months ended December 31, 2004 and 2003, Resource paid the Company $0 and $26,894, respectively. The allocation of common corporate services between the Company and Resource ceased effective December 31, 2004.

3.  Stockholders' Equity

Effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743. As a result of the exercise price of the Series A common stock purchase warrants being substantially in excess of the fair market value of the Company's common stock, all of the consideration was allocated to the common shares. These securities have been classified as treasury securities and recorded at cost as a reduction to stockholders' equity in the Company's condensed balance sheets.

Effective December 31, 2004, the Company's Board of Directors approved an extension of the expiration date of a stock option to acquire 176,659 shares of common stock exercisable at $0.25 per share previously granted to the Company's former Chairman of the Board of Directors, from March 31, 2005 to October 31, 2005. The former Chairman resigned from the Company's Board of Directors effective December 31, 2004. The financial effect of the extension of the stock option calculated pursuant to the Black-Scholes option-pricing model was not material.


4.  Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.

123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123(R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

General Overview:

As of December 31, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

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

Cash and Cash Equivalents:

Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located primarily in the United States. However, cash balances exceeded federally-insured levels at December 31, 2004 and September 30, 2004. Balances that exceed such limits are separately insured through the commercial insurance carrier of the financial institution. The Company believes that no risk exists with respect to its concentration of balances in cash and cash equivalents.

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

Results of Operations:

Three Months Ended December 31, 2004 and 2003:

General and Administrative. General and administrative expenses were $66,639 and $101,671 for the three months ended December 31, 2004 and 2003, respectively. General and administrative expenses decreased by $35,032 or 34.5% in 2004 as compared to 2003, primarily as a result of a decrease in management compensation and insurance. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office expenses.

Effective January 1, 2005, the Company restructured and relocated its corporate office to a new facility in the Los Angeles area, which is being provided by an affiliate without charge on a month-to-month basis. As a result, beginning January 1, 2005, the Company expects to incur substantially reduced office and occupancy expenses, as well as reduced personnel-related costs.

Legal Fees. Legal fees were $2,000 for the three months ended December 31, 2003. The Company did not have any legal fees for the three months ended December 31, 2004.

Depreciation. Depreciation was $721 and $127 for the three months ended December 31, 2004 and 2003, respectively. Included in depreciation for the three months ended December 31, 2004 was a charge of $594 to write-off the remaining net book value of the Company's property and equipment at December 31, 2004, as a result of the relocation of the Company's corporate office to a new facility effective January 1, 2005.

Interest Expense. Interest expense was $124 and $263 for the three months ended December 31, 2004 and 2003, respectively.

Interest Income. Interest income was $2,793 and $1,653 for the three months ended December 31, 2004 and 2003, respectively.

Net Loss Before Income Taxes. Net loss before income taxes was $64,691 and $102,408 for the three months ended December 31, 2004 and 2003, respectively.

State Income Taxes. State income taxes were $800 for the three months ended December 31, 2004. The Company did not have any state income taxes for the three months ended December 31, 2003.

Net Loss. Net loss was $65,491 and $102,408 for the three months ended December 31, 2004 and 2003, respectively.

Financial Condition - December 31, 2004:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $2,622,082 at December 31, 2004, as compared to $2,686,241 at September 30, 2004, a decrease of $64,159. The Company had working capital of $2,581,747 at December 31, 2004, as compared to working capital of $2,644,208 at September 30, 2004.

Operating. The Company's operations utilized cash resources for various general and administrative expenses of $52,083 during the three months ended December 31, 2004, as compared to utilizing cash resources of $101,749 during the three months ended December 31, 2003. The reduction in cash utilized in operations in 2004 as compared to 2003 of $49,666 was primarily a result of the reduction in net loss.

As of December 31, 2004, the Company had no business operations. The Company is focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

The Company believes that its working capital resources are adequate to fund anticipated costs and expenses for the remainder of the fiscal year ending September 30, 2005.

Investing. During the three months ended December 31, 2004, net cash used in investing activities was $12,076, as compared to net cash provided by investing activities of $15,529 for the three months ended December 31, 2003.

During the three months ended December 31, 2004 and 2003, the Company allocated certain common corporate services (consisting of rent, utilities, common area services, insurance and other office services) aggregating $12,076 and $11,246, respectively, to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. During the three months ended December 31, 2004 and 2003, Resource paid the Company $0 and $26,894, respectively. The allocation of common corporate services between the Company and Resource ceased effective December 31, 2004.

During the three months ended December 31, 2003, the Company also purchased $119 of property and equipment.

Financing. Effective November 17, 2003, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743.

Commitments and Contingencies. At December 31, 2004, the Company did not have any commitments for capital expenditures.

Off-Balance Sheet Arrangements. At December 31, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.


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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123(R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.


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




                                               ARIES VENTURES INC.
                                             ------------------------
                                                   (Registrant)



                                             /s/ ROBERT N. WEINGARTEN
DATE:  February 9, 2005                 By:  ________________________
                                             Robert N. Weingarten
                                             President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer
                                             and Chief Financial
                                             Officer)

                                INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

 31        Certification pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002

 32        Certification pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002