Form 10QSB
period 2005-03-31
ARIES VENTURES INC
filed 2005-05-09
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of March 31, 2005, the Company had 2,032,226 shares of common stock outstanding.

     Documents incorporated by reference: None.

                               ARIES VENTURES INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Balance Sheets - March 31, 2005 (Unaudited) and September 30, 2004

                 Condensed Statements of Operations (Unaudited) - Three Months and Six Ended March 31, 2005 and 2004

                 Condensed Statements of Cash Flows (Unaudited) - Six Months Ended March 31, 2005 and 2004

                 Notes to Condensed Financial Statements (Unaudited) - Three Months and Six Months Ended March 31, 2005 and 2004

        Item 2.  Management's Discussion and Analysis or Plan of Operation

        Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

        Item 6.  Exhibits


SIGNATURES

                               Aries Ventures Inc.
                            Condensed Balance Sheets


                                            March 31,      September 30,
                                              2005             2004
                                           ----------       ----------
                                          (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents               $ 2,592,203      $ 2,686,241
  Prepaid expenses and other
    current assets                              7,375           18,147
                                           ----------       ----------
                                            2,599,578        2,704,388
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         27,363           27,363
  Less:  accumulated depreciation             (27,363)         (26,642)
                                           ----------       ----------
                                                 -                 721
                                           ----------       ----------

OTHER
  Deposits                                       -               2,309
                                           ----------       ----------
                                          $ 2,599,578      $ 2,707,418
                                           ==========       ==========




                                   (continued)

                               Aries Ventures Inc.
                      Condensed Balance Sheets (continued)


                                            March 31,      September 30,
                                              2005             2004
                                           ----------       ----------
                                          (Unaudited)

LIABILITIES

CURRENT
  Accounts payable                        $    46,598      $    50,045
  Accrued liabilities                            -              10,135
                                           ----------       ----------
                                               46,598           60,180
                                           ----------       ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - None                  -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued - 3,311,981 shares
    (outstanding - 2,032,226 shares)           33,120           33,120
  Less:  securities held in
    treasury - 1,279,755 shares of
    common stock and 1,194,755 Class
    A common stock purchase warrants,
    at cost                                (1,343,743)      (1,343,743)
  Additional paid-in capital                1,800,859        1,800,859
  Retained earnings                         2,062,744        2,157,002
                                           ----------       ----------
                                            2,552,980        2,647,238
                                           ----------       ----------
                                          $ 2,599,578      $ 2,707,418
                                           ==========       ==========




            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)


                                  Three Months Ended March 31,
                                  ----------------------------
                                    2005               2004
                                    ----               ----
REVENUES                          $   -              $   -
                                    ------            -------

COSTS AND EXPENSES
  General and
    administrative                  33,521             81,682
  Legal fees                          (404)              -
  Depreciation                        -                   127
  Interest expense                      14                 29
  Interest income                   (4,364)            (1,485)
                                    ------             ------
                                   (28,767)           (80,353)
                                    ------             ------
  Net loss before
    income taxes                   (28,767)           (80,353)

  State income taxes                  -                   800
                                    ------             ------
NET LOSS                          $(28,767)          $(81,153)
                                    ======             ======


NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.01)            $(0.04)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED              2,032,226          2,032,226
                                 =========          =========




            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)


                                   Six Months Ended March 31,
                                   --------------------------
                                    2005               2004
                                    ----               ----
REVENUES                         $    -             $    -
                                   -------            -------

COSTS AND EXPENSES
  General and
    administrative                 100,160            183,354
  Legal fees                          (404)             2,000
  Depreciation                         721                253
  Interest expense                     138                292
  Interest income                   (7,157)            (3,138)
                                   -------            -------
                                   (93,458)          (182,761)
                                   -------            -------
  Net loss before
    income taxes                   (93,458)          (182,761)

  State income taxes                   800                800
                                   -------            -------
NET LOSS                         $ (94,258)         $(183,561)
                                   =======            =======


NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $(0.05)            $(0.08)
                                      ====               ====


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED              2,032,226          2,367,899
                                 =========          =========



            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Cash Flows (Unaudited)


                                       Six Months Ended March 31,
                                       --------------------------
                                        2005                 2004
                                        ----                 ----
OPERATING ACTIVITIES
  Net loss                          $   (94,258)         $  (183,561)
    Adjustments to reconcile
      net loss to net cash
      used in operating
      activities:
        Depreciation                        721                  253
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Prepaid expenses and
              other current assets       10,772               33,486
            Other assets                  2,309                 -
          Increase (decrease) in:
            Accounts payable             (3,447)              (4,510)
            Accrued liabilities         (10,135)             (29,807)
                                      ---------            ---------
  Net cash used in operating
    activities                          (94,038)            (184,139)
                                      ---------            ---------


INVESTING ACTIVITIES
  Payments from related party            16,459               26,894
  Increase in amounts due from
    related party                       (16,459)             (20,368)
  Purchases of property and
    equipment                              -                    (119)
                                      ---------            ---------
  Net cash provided by investing
    activities                             -                   6,407
                                      ---------            ---------


FINANCING ACTIVITIES
  Repurchase of securities                 -              (1,343,743)
                                      ---------            ---------
  Net cash used in financing
    activities                             -              (1,343,743)
                                      ---------            ---------

CASH AND CASH EQUIVALENTS:
  Net decrease                          (94,038)          (1,521,475)
  Balance at beginning of period      2,686,241            4,345,513
                                      ---------            ---------
  Balance at end of period          $ 2,592,203          $ 2,824,038
                                      =========            =========




                                   (continued)

                               Aries Ventures Inc.
           Condensed Statements of Cash Flows (Unaudited) (continued)


                                       Six Months Ended March 31,
                                       --------------------------
                                        2005                 2004
                                        ----                 ----
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

Cash paid for:
  Interest                          $       138          $       292
                                      =========            =========
  Income taxes                      $       800          $       800
                                      =========            =========

           See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
               Notes to Condensed Financial Statements (Unaudited)
            Three Months and Six Months Ended March 31, 2005 and 2004


1.  Organization and Basis of Presentation

Basis of Presentation - The accompanying condensed financial statements include the operations of Aries Ventures Inc., a Nevada corporation (the "Company"). The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

As of March 31, 2005, the Company had no business operations. The Company's activities are focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three months and six months ended March 31, 2005 and 2004, and cash flows for the six months ended March 31, 2005 and 2004. The balance sheet as of September 30, 2004 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2005.

Reclassification - Certain amounts have been reclassified in 2004 to conform to the presentation in 2005.

Loss Per Share - Basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended December 31, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months and six months ended March 31, 2005 and 2004.

At March 31, 2005, potentially dilutive securities consisted of outstanding Series A common stock purchase warrants to acquire 2,056,226 shares of common stock and stock options to acquire 353,318 shares of common stock.

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

                          Three Months Ended March 31,   Six Months Ended March 31,
                          ----------------------------   --------------------------
                               2005         2004             2005          2004
                               ----         ----             ----          ----
Net loss:
  As reported                $(28,767)    $(81,153)        $(94,258)    $(183,561)
  Pro forma                  $(28,767)    $(81,153)        $(94,258)    $(185,223)

Net loss per common share:
  As reported                  $(0.01)      $(0.04)          $(0.05)       $(0.08)
  Pro forma                    $(0.01)      $(0.04)          $(0.05)       $(0.08)

2.  Due from Related Entity

During the six months ended March 31, 2005 and 2004, the Company allocated certain common corporate services (consisting of rent, utilities, common area services, insurance and other office services) aggregating $16,459 and $20,368, respectively, to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. As of March 31, 2005 and September 30, 2004, there were no amounts due from Resource.

During the six months ended March 31, 2005 and 2004, Resource paid the Company $16,459 and $26,894, respectively. The allocation of common corporate services between the Company and Resource ceased effective December 31, 2004.

3.  Stockholders' Equity

During the six months ended March 31, 2004, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743 effective November 17, 2003. As a result of the exercise price of the Series A common stock purchase warrants being substantially in excess of the fair market value of the Company's common stock, all of the consideration was allocated to the common shares. These securities have been classified as treasury securities and recorded at cost as a reduction to stockholders' equity in the Company's condensed balance sheets.

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


4.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)). SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the beginning of the annual reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) effective October 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS No. 153 will have a significant effect on the Company's financial statement presentation or disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 to reflect any future events or circumstances.

General Overview:

As of March 31, 2005, the Company had no business operations. The Company's activities are focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

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

Cash and Cash Equivalents:

Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located primarily in the United States. However, cash balances exceeded federally-insured levels at March 31, 2005 and September 30, 2004. Balances that exceed such limits are separately insured through the commercial insurance carrier of the financial institution. The Company believes that no risk exists with respect to its concentration of balances in cash and cash equivalents.

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

Results of Operations:

Three Months Ended March 31, 2005 and 2004:

General and Administrative. General and administrative expenses were $33,521 and $81,682 for the three months ended March 31, 2005 and 2004, respectively. General and administrative expenses decreased by $48,161 or 59.0% in 2005 as compared to 2004, primarily as a result of a decrease in management compensation, insurance, and office and occupancy expenses, as a result of the restructuring and relocation of the Company's corporate office as described below. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office and occupancy expenses.

Effective January 1, 2005, the Company restructured and relocated its corporate office to a new facility in the Los Angeles area, which is being provided by an affiliate without charge on a month-to-month basis. As a result, for the three months ended March 31, 2005, the Company incurred substantially reduced office and occupancy expenses, as well as reduced personnel-related costs.

Legal Fees. Legal fees were $(404) for the three months ended March 31, 2005. The Company did not have any legal fees for the three months ended March 31, 2004.

Depreciation. Depreciation was $127 for the three months ended March 31, 2004. The Company did not have any depreciation for the three months ended March 31, 2005.

Interest Expense. Interest expense was $14 and $29 for the three months ended March 31, 2005 and 2004, respectively.

Interest Income. Interest income was $4,364 and $1,485 for the three months ended March 31, 2005 and 2004, respectively.

Net Loss Before Income Taxes. Net loss before income taxes was $28,767 and $80,353 for the three months ended March 31, 2005 and 2004, respectively.

State Income Taxes. State income taxes were $800 for the three months ended March 31, 2004. The Company did not have any state income taxes for the three months ended March 31, 2005.

Net Loss. Net loss was $28,767 and $81,153 for the three months ended March 31, 2005 and 2004, respectively.

Six Months Ended March 31, 2005 and 2004:

General and Administrative. General and administrative expenses were $100,160 and $183,354 for the six months ended March 31, 2005 and 2004, respectively. General and administrative expenses decreased by $83,194 or 45.4% in 2005 as compared to 2004, primarily as a result of a decrease in management compensation, insurance, and office and occupancy expenses, as a result of the restructuring and relocation of the Company's corporate office as described below. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office and occupancy expenses.

Effective January 1, 2005, the Company restructured and relocated its corporate office to a new facility in the Los Angeles area, which is being provided by an affiliate without charge on a month-to-month basis. As a result, beginning January 1, 2005, the Company incurred substantially reduced office and occupancy expenses, as well as reduced personnel-related costs.

Legal Fees. Legal fees were $(404) for the six months ended March 31, 2005, as compared to $2,000 for the six months ended March 31, 2004.

Depreciation. Depreciation was $721 and $253 for the six months ended March 31, 2005 and 2004, respectively. Included in depreciation for the six months ended March 31, 2005 was a charge of $594 to write-off the remaining net book value of the Company's property and equipment at December 31, 2004, as a result of the relocation of the Company's corporate office to a new facility effective January 1, 2005.

Interest Expense. Interest expense was $138 and $292 for the six months ended March 31, 2005 and 2004, respectively.

Interest Income. Interest income was $7,157 and $3,138 for the six months ended March 31, 2005 and 2004, respectively.

Net Loss Before Income Taxes. Net loss before income taxes was $93,458 and $182,761 for the six months ended March 31, 2005 and 2004, respectively.

State Income Taxes. State income taxes were $800 for the six months ended March 31, 2005 and 2004.

Net Loss. Net loss was $94,258 and $183,561 for the six months ended March 31, 2005 and 2004, respectively

Financial Condition - March 31, 2005:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $2,592,203 at March 31, 2005, as compared to $2,686,241 at September 30, 2004, a decrease of $94,038. The Company had working capital of $2,552,980 at March 31, 2005, as compared to working capital of $2,644,208 at September 30, 2004.

Operating. The Company's operations utilized cash resources for various general and administrative expenses of $94,038 during the six months ended March 31, 2005, as compared to utilizing cash resources of $184,139 during the six months ended March 31, 2004. The reduction in cash utilized in operations in 2005 as compared to 2004 of $90,101 was a result of the reduction in operating expenses as described above at "Results of Operations".

As of March 31, 2005, the Company had no business operations. The Company's activities are focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

The Company believes that its working capital resources are adequate to fund anticipated costs and expenses for the remainder of the fiscal year ending September 30, 2005.

Investing. During the six months ended March 31, 2005 and 2004, the Company allocated certain common corporate services (consisting of rent, utilities, common area services, insurance and other office services) aggregating $16,459 and $20,368, respectively, to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. During the six months ended March 31, 2005 and 2004, Resource paid the Company $16,459 and $26,894, respectively. The allocation of common corporate services between the Company and Resource ceased effective December 31, 2004.

During the six months ended March 31, 2004, the Company purchased $119 of property and equipment.

Financing. During the six months ended March 31, 2004, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743 effective November 17, 2003.

Commitments and Contingencies. At March 31, 2005, the Company did not have any commitments for capital expenditures.

Off-Balance Sheet Arrangements. At March 31, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)). SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the beginning of the annual reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) effective October 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS No. 153 will have a significant effect on the Company's financial statement presentation or disclosures.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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




                                               ARIES VENTURES INC.
                                             ------------------------
                                                   (Registrant)



                                             /s/ ROBERT N. WEINGARTEN
DATE:  May 9, 2005                      By:  ________________________
                                             Robert N. Weingarten
                                             President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer
                                             and Chief Financial
                                             Officer)

                                INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002