Form 10QSB
period 2005-06-30
ARIES VENTURES INC
filed 2005-08-09
CIK 772320

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

        As of June 30, 2005, the Company had 2,032,226 shares of common stock issued and outstanding.

        Documents incorporated by reference:  None.

                               ARIES VENTURES INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

        Item 1.  Financial Statements

                  Condensed Balance Sheets - June 30, 2005 (Unaudited) and September 30, 2004

                  Condensed Statements of Operations (Unaudited) - Three Months and Nine Ended June 30, 2005 and 2004

                  Condensed Statements of Cash Flows (Unaudited) - Nine Months Ended June 30, 2005 and 2004

                  Notes to Condensed Financial Statements (Unaudited) - Three Months and Nine Months Ended June 30, 2005 and 2004

        Item 2.  Management's Discussion and Analysis or Plan of Operation

        Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        Item 3.  Defaults upon Senior Securities

        Item 4.  Submission of Matters to a Vote of Security Holders

        Item 5.  Other Information

        Item 6.  Exhibits


SIGNATURES

                               Aries Ventures Inc.
                            Condensed Balance Sheets


                                            June 30,      September 30,
                                              2005             2004
                                           ----------       ----------
                                          (Unaudited)

ASSETS

CURRENT
  Cash and cash equivalents               $ 2,565,392      $ 2,686,241
  Prepaid expenses and other
    current assets                             31,265           18,147

                                           ----------       ----------
                                            2,596,657        2,704,388
                                           ----------       ----------

PROPERTY AND EQUIPMENT                         27,363           27,363
  Less:  accumulated depreciation             (27,363)         (26,642)
                                           ----------       ----------
                                                 -                 721
                                           ----------       ----------

OTHER
  Deposits                                       -               2,309
                                           ----------       ----------
                                          $ 2,596,657      $ 2,707,418
                                           ==========       ==========




                                   (continued)

                               Aries Ventures Inc.
                      Condensed Balance Sheets (continued)


                                            June 30,      September 30,
                                              2005             2004
                                           ----------       ----------
                                          (Unaudited)

LIABILITIES

CURRENT
  Accounts payable                        $    54,722      $    50,045
  Accrued liabilities                          18,646           10,135
                                           ----------       ----------
                                               73,368           60,180
                                           ----------       ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - None                  -                -
Common stock, $0.01 par value
  Authorized - 50,000,000 shares
  Issued - 3,311,981 shares
    (outstanding - 2,032,226 shares)           33,120           33,120
  Less:  securities held in
    treasury - 1,279,755 shares of
    common stock and 1,194,755 Class
    A common stock purchase warrants,
    at cost                                (1,343,743)      (1,343,743)
  Additional paid-in capital                1,800,859        1,800,859
  Retained earnings                         2,033,053        2,157,002
                                           ----------       ----------
                                            2,523,289        2,647,238
                                           ----------       ----------
                                          $ 2,596,657      $ 2,707,418
                                           ==========       ==========



            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Operations (Unaudited)


                    Three Months Ended June 30,      Nine Months Ended June 30,
                    ---------------------------      --------------------------
                        2005          2004             2005              2004
                        ----          ----             ----              ----
REVENUES             $   -         $   -           $    -            $    -
                       ------        ------          -------           -------

COSTS AND EXPENSES
  General and
    administrative     35,531        84,959          135,691           268,313
  Legal fees             -             -                (404)            2,000
  Depreciation           -              127              721               380
  Interest expense        285           231              423               523
  Interest income      (6,125)         (851)         (13,282)           (3,989)
                       ------        ------          -------           -------
                       29,691        84,466          123,149           267,227
                       ------        ------          -------           -------
  Net loss before
    income taxes      (29,691)      (84,466)        (123,149)         (267,227)

  State income taxes     -             -                 800               800
                       ------        ------          -------           -------
NET LOSS             $(29,691)     $(84,466)       $(123,949)        $(268,027)
                       ======        ======          =======           =======


NET LOSS PER COMMON
 SHARE -
  BASIC AND DILUTED    $(0.01)       $(0.04)          $(0.06)           $(0.12)
                         ====          ====             ====              ====


WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES
 OUTSTANDING -
  BASIC AND
  DILUTED           2,032,226     2,032,226        2,032,226         2,256,417
                    =========     =========        =========         =========



            See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
                 Condensed Statements of Cash Flows (Unaudited)


                                         Nine Months Ended June 30,
                                         --------------------------
                                          2005                 2004
                                          ----                 ----
OPERATING ACTIVITIES
  Net loss                           $  (123,949)         $  (268,027)
    Adjustments to reconcile
      net loss to net cash
      used in operating
      activities:
        Depreciation                         721                  380
        Changes in operating
          assets and liabilities:
          (Increase) decrease in:
            Prepaid expenses and
              other current assets       (13,118)              16,394
            Deposits                       2,309                 -
          Increase (decrease) in:
            Accounts payable               4,677               (4,947)
            Accrued liabilities            8,511              (12,694)
                                       ---------            ---------
  Net cash used in operating
    activities                          (120,849)            (268,894)
                                       ---------            ---------


INVESTING ACTIVITIES
  Payments from related party             16,459               47,262
  Increase in amounts due from
    related party                        (16,459)             (29,349)
  Purchases of property and
    equipment                               -                    (119)
                                       ---------            ---------
  Net cash provided by investing
    activities                              -                  17,794
                                       ---------            ---------


FINANCING ACTIVITIES
  Repurchase of securities                  -              (1,343,743)
                                       ---------            ---------
  Net cash used in financing
    activities                              -              (1,343,743)
                                       ---------            ---------

CASH AND CASH EQUIVALENTS:
  Net decrease                          (120,849)          (1,594,843)
  Balance at beginning of period       2,686,241            4,345,513
                                       ---------            ---------
  Balance at end of period           $ 2,565,392          $ 2,750,670
                                       =========            =========


                                   (continued)

                               Aries Ventures Inc.
           Condensed Statements of Cash Flows (Unaudited) (continued)


                                         Nine Months Ended June 30,
                                         --------------------------
                                          2005                 2004
                                          ----                 ----
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

Cash paid for:

  Interest                          $      423           $      523
                                      ========             ========
  Income taxes                      $      800           $      800
                                      ========             ========


NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

None




           See accompanying notes to condensed financial statements.

                               Aries Ventures Inc.
               Notes to Condensed Financial Statements (Unaudited)
            Three Months and Nine Months Ended June 30, 2005 and 2004


1.  Organization and Basis of Presentation

Basis of Presentation - The accompanying condensed financial statements include the operations of Aries Ventures Inc., a Nevada corporation (the "Company"). The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

As of June 30, 2005, the Company had no business operations. The Company's activities are focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position at June 30, 2005, the results of operations for the three months and nine months ended June 30, 2005 and 2004, and cash flows for the nine months ended June 30, 2005 and 2004. The balance sheet as of September 30, 2004 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2005.

Reclassification - Certain amounts have been reclassified in 2004 to conform to the presentation in 2005.

Loss Per Share - Basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months and nine months ended June 30, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months and nine months ended June 30, 2005 and 2004.

At June 30, 2005, potentially dilutive securities consisted of outstanding Series A common stock purchase warrants to acquire 2,056,226 shares of common stock and stock options to acquire 353,318 shares of common stock.

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

The provisions of SFAS 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS 123 was amended by SFAS 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income
(loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

In accordance with SFAS 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Pro Forma Financial Disclosure - The fair value of stock options granted under the Company's Employee Stock Option Plan and Management Incentive Stock Option Plan on November 1, 2000 were estimated on the grant date using the Black-Scholes option-pricing model. Had such stock options been accounted for pursuant to SFAS 123, the effect on the Company's results of operations would have been as follows:

                          Three Months Ended June 30,    Nine Months Ended June 30,
                          ---------------------------    --------------------------
                               2005         2004             2005          2004
                               ----         ----             ----          ----
Net loss:
  As reported                $(29,691)    $(84,466)       $(123,949)    $(268,027)
  Pro forma                  $(29,691)    $(84,466)       $(123,949)    $(269,689)

Net loss per common share:
  As reported                  $(0.01)      $(0.04)          $(0.06)       $(0.12)
  Pro forma                    $(0.01)      $(0.04)          $(0.06)       $(0.12)

2.  Due from Related Entity

During the nine months ended June 30, 2005 and 2004, the Company allocated certain common corporate services (consisting of rent, utilities, common area services, insurance and other office services) aggregating $16,459 and $29,349, respectively, to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. As of June 30, 2005 and September 30, 2004, there were no amounts due from Resource. During the nine months ended June 30, 2005 and 2004, Resource paid the Company $16,459 and $47,262, respectively. The allocation of common corporate services between the Company and Resource ceased effective December 31, 2004.


3. Equity-Based Transactions

During the nine months ended June 30, 2004, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743 effective November 17, 2003. As a result of the exercise price of the Series A common stock purchase warrants being substantially in excess of the fair market value of the Company's common stock, all of the consideration was allocated to the common shares. These securities have been classified as treasury securities and recorded at cost as a reduction to stockholders' equity in the Company's condensed balance sheets.

Effective December 31, 2004, the Company's Board of Directors approved an extension of the expiration date of a stock option to acquire 176,659 shares of common stock exercisable at $0.25 per share previously granted to the Company's former Chairman of the Board of Directors, from March 31, 2005 to October 31, 2005. The former Chairman had resigned from the Company's Board of Directors effective December 31, 2004. The financial effect of the extension of the stock option calculated pursuant to the Black-Scholes option-pricing model was not material.


4.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company's financial statement presentation or disclosures.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by applicable law or regulation, the Company undertakes no obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 to reflect any future events or circumstances.

General Overview:

As of June 30, 2005, the Company had no business operations. The Company's activities are focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

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

Cash and Cash Equivalents:

Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located primarily in the United States. However, cash balances exceeded federally-insured levels at June 30, 2005 and September 30, 2004. Balances that exceed such limits are separately insured through the commercial insurance carrier of the financial institution. The Company believes that no risk exists with respect to its concentration of balances in cash and cash equivalents.

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

Results of Operations:

Three Months Ended June 30, 2005 and 2004:

General and Administrative. General and administrative expenses were $35,531 and $84,959 for the three months ended June 30, 2005 and 2004, respectively. General and administrative expenses decreased by $49,428 or 58.2% in 2005 as compared to 2004, primarily as a result of a decrease in management compensation, insurance, and office and occupancy expenses, as a result of the restructuring and relocation of the Company's corporate office as described below. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office and occupancy expenses.

Effective January 1, 2005, the Company restructured and relocated its corporate office to a new facility in the Los Angeles area, which is being provided by an affiliate without charge on a month-to-month basis. The fair value of the new office facility is nominal. As a result, for the three months ended March 31, 2005, the Company incurred substantially reduced office and occupancy expenses, as well as reduced personnel-related costs.

Legal Fees. The Company did not have any legal fees for the three months ended June 30, 2005 or 2004.

Depreciation. Depreciation was $127 for the three months ended June 30, 2004. The Company did not have any depreciation for the three months ended June 30, 2005.

Interest Expense. Interest expense was $285 and $231 for the three months ended June 30, 2005 and 2004, respectively.

Interest Income. Interest income was $6,125 and $851 for the three months ended June 30, 2005 and 2004, respectively.

Net Loss Before Income Taxes. Net loss before income taxes was $29,691 and $84,466 for the three months ended June 30, 2005 and 2004, respectively.

State Income Taxes. The Company did not have any state income taxes for the three months ended June 30, 2005 or 2004.

Net Loss. Net loss was $29,691 and $84,466 for the three months ended June 30, 2005 and 2004, respectively.

Nine Months Ended June 30, 2005 and 2004:

General and Administrative. General and administrative expenses were $135,691 and $268,313 for the nine months ended June 30, 2005 and 2004, respectively. General and administrative expenses decreased by $132,622 or 49.4% in 2005 as compared to 2004, primarily as a result of a decrease in management compensation, insurance, and office and occupancy expenses, as a result of the restructuring and relocation of the Company's corporate office as described below. Significant components of general and administrative expenses include management and directors' compensation, insurance costs, accounting fees and office and occupancy expenses.

Effective January 1, 2005, the Company restructured and relocated its corporate office to a new facility in the Los Angeles area, which is being provided by an affiliate without charge on a month-to-month basis. The fair value of the new office facility is nominal. As a result, beginning January 1, 2005, the Company incurred substantially reduced office and occupancy expenses, as well as reduced personnel-related costs.

Legal Fees. Legal fees were $(404) for the nine months ended June 30, 2005, as compared to $2,000 for the nine months ended June 30, 2004.

Depreciation. Depreciation was $721 and $380 for the nine months ended June 30, 2005 and 2004, respectively. Included in depreciation for the nine months ended June 30, 2005 was a charge of $594 to write-off the remaining net book value of the Company's property and equipment at December 31, 2004, as a result of the relocation of the Company's corporate office to a new facility effective January 1, 2005.

Interest Expense. Interest expense was $423 and $523 for the nine months ended June 30, 2005 and 2004, respectively.

Interest Income. Interest income was $13,282 and $3,989 for the nine months ended June 30, 2005 and 2004, respectively.

Net Loss Before Income Taxes. Net loss before income taxes was $123,149 and $267,227 for the nine months ended June 30, 2005 and 2004, respectively.

State Income Taxes. State income taxes were $800 for the nine months ended June 30, 2005 and 2004.

Net Loss. Net loss was $123,949 and $268,027 for the nine months ended June 30, 2005 and 2004, respectively

Financial Condition - June 30, 2005:

Liquidity and Capital Resources:

Overview. The Company had cash and cash equivalents of $2,565,392 at June 30, 2005, as compared to $2,686,241 at September 30, 2004, a decrease of $120,849. The Company had working capital of $2,523,289 at June 30, 2005, as compared to working capital of $2,644,208 at September 30, 2004, a decrease of $120,919.

Operating. The Company's operations utilized cash resources for various general and administrative expenses of $120,849 during the nine months ended June 30, 2005, as compared to utilizing cash resources of $268,894 during the nine months ended June 30, 2004. The reduction in cash utilized in operations in 2005 as compared to 2004 of $148,045 was a result of the reduction in operating expenses as described above at "Results of Operations".

As of June 30, 2005, the Company had no business operations. The Company's activities are focused on maintaining the corporate entity and seeking a new business opportunity. The acquisition of a new business opportunity may result in a change in name and in control of the Company.

The Company believes that its working capital resources are adequate to fund anticipated costs and expenses for the remainder of the fiscal year ending September 30, 2005 and beyond.

Investing. During the nine months ended June 30, 2005 and 2004, the Company allocated certain common corporate services (consisting of rent, utilities, common area services, insurance and other office services) aggregating $16,459 and $29,349, respectively, to Resource Ventures, Inc. ("Resource"), a related entity with certain common officers and directors. During the nine months ended June 30, 2005 and 2004, Resource paid the Company $16,459 and $47,262, respectively. The allocation of common corporate services between the Company and Resource ceased effective December 31, 2004.

During the nine months ended June 30, 2004, the Company purchased $119 of property and equipment.

Financing. During the nine months ended June 30, 2004, the Company repurchased from an institutional shareholder 1,279,755 shares of common stock and 1,194,755 Series A common stock purchase warrants in a private transaction for an aggregate cash purchase price of $1,343,743 effective November 17, 2003.

Commitments and Contingencies. At June 30, 2005, the Company did not have any commitments for capital expenditures or other obligations.

Off-Balance Sheet Arrangements. At June 30, 2005, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company's financial statement presentation or disclosures.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Not applicable.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.  OTHER INFORMATION

Not applicable.


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




                                               ARIES VENTURES INC.
                                             ------------------------
                                                   (Registrant)



                                             /s/ ROBERT N. WEINGARTEN
DATE:  August 8, 2005                   By:  ________________________
                                             Robert N. Weingarten
                                             President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer
                                             and Chief Financial
                                             Officer)

                                INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002