Form 10QSB
period 2006-03-31
Cardium Therapeutics, Inc.
filed 2006-05-15
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT

under Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

000-14136

(Commission file number)

CARDIUM THERAPEUTICS, INC.

(Name of small business issuer as specified in its charter)

Delaware	27-0075787
(State of incorporation)	(IRS Employer Identification No.)

3611 Valley Centre Drive, Suite 525 San Diego, California 92130	(858) 436-1000
(Address of principal executive offices)	(Issuer’s telephone number)

Check whether Cardium Therapeutics, Inc. (Cardium) (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Cardium was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether Cardium is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐  Yes    ☒  No

As of May 15, 2006, 31,749,801 shares of Cardium’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): ☐  Yes    ☒  No

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Cardium Therapeutics, Inc.

(a development stage company)

Condensed Consolidated Balance Sheet

March 31, 2006

(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$19,373,417
Accounts receivable	189,649
Inventory	110,840
Prepaid expenses	268,691

Total current assets	19,942,597

Property and equipment, net of accumulated depreciation of $47,820	597,630
Patented technology, net of accumulated amortization of $45,107	5,728,677
Intangibles, net of accumulated amortization of $6,220	461,954
Deposits	68,132

Total assets	$26,798,990

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$702,007
Accrued liabilities	761,086

Total liabilities	1,463,093

Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 31,749,801 shares issued and outstanding	3,174
Additional paid-in capital	38,524,305
Deferred stock compensation	(5,191,636)
Deficit accumulated during development stage	(7,999,946)

Total stockholders’ equity	25,335,897

Total liabilities and stockholders’ equity	$26,798,990

See accompanying notes, which are an integral part of these financial statements.

Cardium Therapeutics, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from December 22, 2003 (Inception) To March 31, 2006
	2006	2005
Revenues	$39,342	$—	$39,342
Cost of good sold	53,328	—	53,328

Gross loss	(13,986)	—	(13,986)

Operating expenses
Research and development	43,338	—	4,043,338
Sales and marketing	51,971	—	51,971
General and administrative	2,613,450	31,421	4,205,699
Amortization - intangibles	51,327	—	51,327

Total operating expenses	2,760,086	31,421	8,352,335

Interest income	219,781	—	366,375

Net loss	$(2,554,291)	$(31,421)	$(7,999,946)

Loss Per Common Share
Net loss per common share – basic and diluted	$(0.09)	$(0.02)

Weighted average shares outstanding – basic and diluted	29,888,690	1,700,000

See accompanying notes, which are an integral part of these financial statements.

Cardium Therapeutics, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Period from December 22, 2003 (Inception) To March 31, 2006
	2006	2005
Cash Flows From Operating Activities
Net loss	$(2,554,291)	$(31,421)	$(7,999,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,174	—	47,820
Amortization - intangibles	51,327	—	51,327
Common stock issued for services and reimbursement of expenses	—	—	41,500
Stock based compensation expense	277,071		277,071
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	(13,056)		(13,056)
Inventory	(14,176)		(14,176)
Prepaid expenses	(61,927)	(10,000)	(232,009)
Deposits	(22,275)	—	(43,751)
Accounts payable	490,709	—	653,578
Accrued liabilities	(505,144)	—	(54,505)

Net cash used in operating activities	(2,315,588)	(41,421)	(7,286,147)

Cash Flows From Investing Activities
Purchases of property and equipment	(150,664)		(534,507)

Cash Flows From Financing Activities
Proceeds from officer loan	—	3,421	62,882
Cash acquired in a merger or an acquisition	51,800	—	1,551,800
Proceeds from the sale of common stock	—	38,000	25,579,389

Net cash provided by financing activities	51,800	41,421	27,194,071

Net (decrease) increase in cash	(2,414,452)	—	19,373,417
Cash at beginning of period	21,787,869	13,039	—

Cash and cash equivalents end of period	$19,373,417	$13,039	$19,373,417

Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock issued for services	$—	$—	$62,882
Net assets acquired for the issuance of common stock (exclusive of cash)	$5,824,000	$—	$—

See accompanying notes, which are an integral part of these financial statements.

Cardium Therapeutics, Inc.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Business and Basis of Presentation

Business

Cardium Therapeutics, Inc. (“Cardium”) was organized in Delaware in December 2003. We are a medical technology company primarily focused on the development, manufacture and sale of innovative products for cardiovascular and related indications. In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group, Germany, which we plan to develop as cardiovascular-directed growth factor therapeutics for various interventional cardiology applications, including potential treatments for ischemic heart disease. In March 2006, we acquired the technologies and products of Innercool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia, which is designed to rapidly and controllably cool the body in order to reduce cell death and damage following acute ischemic events such as cardiac arrest and stroke, and to potentially lessen or prevent associated injuries such as adverse neurologic outcomes. Innercool Therapies is operated as a wholly-owned subsidiary of Cardium.

We are a development stage company in the initial stage of our operations. We have yet to generate positive cash flows from operations, and are essentially dependent on debt and equity funding to finance our operations. Before October 2005, cash requirements were funded by loans from executive officers. In October 2005, we closed a private placement of 19,325,651 shares of our common stock at a purchase price of $1.50 per share and received net proceeds of $25,542,389. In connection with the offering, we completed a reverse merger, whereby Cardium merged with Aries Ventures Inc. (“Aries”), a publicly traded company (see Note 9 ). As a result of these transactions, the stockholders of Cardium became the controlling stockholders of Aries. Accordingly, the acquisition of Cardium by Aries was a reverse merger. The historical financial results before the reverse merger on October 20, 2005, are those of Cardium. Aries’ results of operations are included in Cardium’s financial results beginning October 20, 2005.

In January 2006, Aries was merged with and into Cardium, with Cardium as the surviving entity and the successor issuer to Aries. As a result, we are now in our present form a publicly-traded, Delaware corporation named Cardium Therapeutics, Inc.

Basis of Presentation

Cardium’s principal activities are expected to focus on the commercialization of its licensed technologies. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7. “ Development Stage Enterprises.”

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustment necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the accompanying condensed consolidated financial statements in conjunction with our audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 (“2005 Annual Report”).

Loss Per Common Share

We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted earnings per share.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2006 and 2005, because we incurred a loss during such periods and thus their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented. The common stock issued and outstanding with respect to the stockholders of Aries Ventures have been included since October 20, 2005, the effective date of the reverse merger.

Potentially dilutive securities consisted of outstanding stock options and warrants to acquire 6,901,818 shares as of March 31, 2006, and 0 shares as of March 31, 2005.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

The pro forma table below reflects net loss, and net loss per common share, as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in fiscal 2005 as follows:

Three Months Ended March 31, 2005
Net loss, as reported	$(31,421)
Add: compensation expense included in net loss	—
Less: compensation expense pursuant to SFAS No. 123	—

Pro forma net loss	$(31,421)

Pro forma net loss per common share (basic and diluted)	$0 .02

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

For the three months ended March 31, 2006, total stock-based compensation expense included in the consolidated statements of operations was $277,071 and was recorded as a component of general and administrative expense. As of March 31, 2006, the Company had $5,191,636 of stock based compensation remaining to be expensed ratably over the period April 2006 through March 2010

The fair value of the stock options granted for three month ended March 31, 2006 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate 4.33%; dividend yield of 0%; stock price volatility of 66%; and expected life of 5.25 years. There were no stock options issued or outstanding during the three months ended March 31, 2005.

Stock Option Activity

At March 31, 2006 we have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common have been reserved for issuance to employees, non-employee directors and consultants of the Company. In November 2005, options to purchase 2,095,000 shares of our common stock, in the aggregate, were granted under the plan. The options vest over three years, have an exercise price of $1.95 per share. The options and warrants issued in 2006 vest over four and three year respectively. During the three months ended March 31, 2006, options to purchase 1,250,000 were granted under the plan and 700,000 warrants were issued outside of the plan. The fair value of these 2006 grants were $1.44 - $1.57, and $1.23 respectively.

The following is a summary of stock option activity under the Option Plan and employee warrants issued outside of the plan which are included as options below as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2005	2,095,000	$1.95	10	$2,451,150
Issued	1,950,000	2.64	10	3,087,000
Exercised	—	—	—
Expired	—	—	—

Outstanding at March 31, 2006	4,045,000	$2.28	10	$5,538,150

The following table summarizes information about stock options outstanding and exercisable under the Option Plans and warrants issued to employees of Innercool outside of the plan at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$1.95 - $3.00	4,045,000	10	$2.64	20,830	$2.75

	4,045,000	10	$2.64	20,830	$2.75

Note 2.	Business Combinations

Innercool Therapies Acqusition

On March 8, 2006, Cardium, through its newly-formed, wholly-owned subsidiary, Innercool Therapies, Inc., a Delaware corporation, acquired substantially all of the assets and the business of Innercool Therapies, Inc., an unaffiliated California corporation, then in the development stage, engaged in the business of researching, developing, manufacturing, marketing, selling and distributing products and services related to endovascular temperature control therapy. As partial consideration therefore, Cardium issued to the seller 2,500,000 shares of Cardium’s common stock. In addition, as part of the acquisition, Cardium agreed to (i) deliver to the seller $5,000,000 in cash or shares of Cardium’s common stock, at Cardium’s election, if net sales revenue from certain of Innercool’s products acquired in the acquisition equals or exceeds $20,000,000 in any one calendar year beginning with 2006 and ending December 31, 2011; (ii) assume certain liabilities of Innercool Therapies in the aggregate amount of approximately $580,000; and (iii) pay certain transaction costs associated with the acquisition and amounts that may be payable to former employees of the seller for accrued and unpaid vacation estimated, in the aggregate, to be approximately $170,000, as well as certain audit fees and other expenses of approximately $100,000. The acquisition was recorded based on Cardium’s common stock price of $2.35 per share.

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The estimated total cost of the acquisition is as follows:

Issuance of common stock	$5,875,000

Total purchase price	$5,875,000

Based on the Company’s evaluation, a summary of the preliminary allocation of the purchase price for the Innercool Therapies Acquisition is as follows as of March 8, 2006, the date of the acquisition:

Assets acquired:
Cash	$51,800
Accounts receivable	176,593
Inventory, net	96,664
Property and equipment	110,943
Prepaid expenses	36,682
Deposits	24,381
Intangible assets (amortizable over 3-6 years)	468,174
Acquired technology (amortizable over 8 years)	5,773,784

Total assets acquired	$6,739,021

Liabilities assumed:
Accounts payable	$48,429
Other accrued expenses	815,592

Total liabilities assumed	$864,021

Total consideration	$5,875,000

The Company is in the process of obtaining an independent appraisal of such assets acquired. The appraisal report has not yet been finalized.

Pro forma Results (unaudited)

The following table presents the unaudited combined results of operations of the Company, and its acquisition:

	(1) Pro forma Combined for the Three Months Ended March 31, 2006	(2) Pro forma Combined for the Three Months Ended March 31, 2005
Revenues:
Net Sales	$189,342	$121,735

Net income (loss)	$(3,498,083)	$(1,364,265)

Net income per share - Basic	$(0.11)	$(0.32)

Weighted average common shares outstanding - Basic and Diluted	31,749,801	4,200,000

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition had been completed as of the beginning of fiscal year 2006 and 2005, nor are they necessarily indicative of future consolidated results.

(1) (2)	These columns represents the unaudited combined results of the Company and Innercool as if they had been combined from the beginning of 2006 and 2005. The results have been adjusted to account for the amortization of acquired technology and intangibles and other proforma adjustments.

Note 3.	Purchase of Technology from Schering AG Group (Germany)

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

Note 4.	Commitments and Contingencies

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

As part of the acquisition, Cardium, through its wholly-owned Innercool subsidiary, acquired all of the rights and assumed all of the obligations of the seller under the terms of a lease for approximately 24,000 square feet in San Diego, California, and a sublease of approximately 6,602 square feet of such facilities to an unaffiliated third party. The base monthly rent under the lease is $25,200. The monthly base rent payable to Innercool under the terms of the sublease is approximately $7,262. The lease and the sublease both expire October 31, 2007.

Future annual minimum rental payments under the leases are as follows:

Year Ending December 31,
2006	$422,000
2007	475,000

Total	$897,000

Rent expense was $64,430 for the three months ended March 31, 2006, and $0 for the three months ended March 31, 2005.

Note 5.	Stockholders’ Equity

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

On March 8, 2006, we acquired substantially all of the assets of Innercool Therapies, Inc. As partial consideration, we issued to the Company 2,500,000 shares of our common stock. In addition, as part of the acquisition, we agreed to deliver to the Company $5,000,000 in cash or shares of our common stock, at our election, if net sales revenue from the company’s existing line of business products acquired in the acquisition equals or exceeds $20,000,000 in any one calendar year beginning with 2006 and ending December 31, 2011.

Warrants

The following table summarizes the warrant activity:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2004	—	$—	—

Warrants issued	2,856,818	$1.50 - $1.75	3 - 5
Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, December 31, 2005	2,856,818	$1.50 - $1.75	3 - 5
Warrants issued	—	—
Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, March 31, 2006	2,856,818	$1.50 - $1.75	3 - 5

Warrants exercisable at March 31, 2006	2,856,818	$1.50 - $1.75	3 - 5

Note 6.	Reverse Merger Transaction

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results;

•	the conduct and outcome of regulatory submissions and clinical trials;

•	the performance of Innercool’s Celsius Control SystemTM, GenerxTM and other product candidates and their potential to attract development partners and/or generate revenues;

•	our beliefs and opinions about the safety and efficacy of our products and product candidates and the results of our clinical studies and trials;

•	the development or commercialization of competitive products or medical procedures;

•	our development of new products and product candidates;

•	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of litigation matters;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	the ability to enter into acceptable relationships with one or more contract manufacturers or other service providers on which we may depend and the ability of such contract manufacturers or other service providers to manufacture biologics or devices or to provide services of an acceptable quality on a cost-effective basis;

•	our personnel, consultants and collaborators;

•	operations outside the United States;

•	current and future economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 6 and elsewhere in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as well as in other reports and documents we file with the United States Securities and Exchange Commission.

Unless the context requires otherwise, all references in this report to the “Company,” “Cardium,” “we,” “our,” and “us” refer to Cardium Therapeutics, Inc. and, as applicable, Innercool Therapies, Inc. and our other wholly-owned subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of our intended plan of operation during the next 12 months. You should carefully review the risks described under Item 6 and elsewhere in our 2005 Annual Report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Plan of Operation

Building upon our core products and product candidates, our strategic goal is to develop a portfolio of medical products at various stages of development and secure additional financial resources to commercialize these products in a timely and effective manner. The key elements of our strategy are to:

•	initiate a late-stage clinical study for Generx;

•	seek to accelerate the development and sales of Innercool’s Celsius Control System and, at the same time, broaden and expand our therapeutic hypothermia technology into other medical indications and applications;

•	leverage our financial resources and focused corporate infrastructure through the use of contract manufacturers to produce clinical supplies and a contract research organization to manage or assist planned clinical studies;

•	advance the pre-clinical development of Corgentin and potentially seek partnering opportunities for the Corgentin and Genvascor product candidates;

•	seek to broaden and expand our product base and financial resources through other corporate development transactions in an attempt to enhance stockholder value, which could include acquiring other companies or product opportunities and/or securing additional capital; and

•	seek to monetize the economic value of our product portfolio by establishing strategic collaborations at appropriate valuation inflection points.

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

More detailed information about our products, product candidates and our intended efforts to develop our products is included in our 2005 Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of such investments.

Principles of Consolidation

The consolidated financial statements include the financial statements of Cardium Therapeutics, Inc. and its wholly-owned subsidiary, Innercool Therapies, Inc. (collectively, “the Company”). All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

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

Cash and Cash Equivalents

Cash and cash equivalents, including approximately $18,000,000 invested in short-term commercial paper, includes all highly-liquid investments with an original maturity of three months or less at the date of purchase. We attempt to reduce our credit risk by investing our cash and cash equivalents with major banks and financial institutions located primarily in the United States. At times, cash balances held at financial institutions may exceed federally-insured limits.

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

We have federal net operating losses available to offset future taxable income, which, if not used, will expire in 2024. No provision for income taxes has been recorded in the financial statements as a result of such operating losses. Any benefit for income taxes as a result of the use of net operating losses acquired from Aries will likely be limited as a result of cumulative changes in stock ownership.

ITEM 3.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended March 31, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

As of May 12, 2006, neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding other than patent proceedings and related matters. We anticipate, however, that we will be regularly engaged in various patent prosecution and related matters in connection with the technology we develop and/or license. For example, we, and previously Collateral Therapeutics, Inc. have assisted the University of California, as the licensor, in an interference proceeding involving the University of California’s technology for cardiovascular gene therapy (filed by Hammond et al.) and a pending patent application filed by Jeffrey Leiden et al. (a U.S. counterpart of international application PCT/US93/11133, which published as WO94/11506). In March 2006, we reported that a panel of Administrative Patent Judges of the U.S. Board of Patent Appeals and Interferences (“BPAI”) issued a final judgment against the Leiden applicants, ordering that the interference count (representing the claims in dispute) be awarded to Hammond, and that Leiden et al. be held not entitled to any patent containing claims corresponding to those in the interference. The patent applicant, Arch Development Corporation, which had licensed the technology to Boston Scientific Corporation, subsequently appealed the decision against them. In May 2006, we reported that the U.S. Court of Appeals for the Federal Circuit, which oversees appeals in all patent-related matters in the United States had ruled in our favor and the BPAI decision against the Leiden applicants had been summarily affirmed.

In a related matter, Collateral Therapeutics, Inc., with our assistance, successfully opposed a European counterpart to the Leiden PCT application (EP-B-668913), which led to a decision to revoke the patent grant in Europe. Although the patentee, Arch Development Corporation, subsequently appealed the adverse decision, a ruling following appeal to the European Patent Office’s Technical Board of Appeal has now been rendered and the European patent grant to Arch (which had been licensed to Boston Scientific) has now been revoked. If the interference, opposition or other adverse proceedings were ultimately to be decided adversely, we could be compelled to seek a license to the Leiden technology, which may not be available on terms that we find commercially reasonable. In addition, such proceedings, even if decided in our favor, involve a lengthy process, are subject to appeal, and typically result in substantial costs and diversion of resources.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2006, during the quarterly period ended March 31, 2006, we did not sell any unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders of Aries Ventures Inc., our predecessor with whom we merged in January 2006, was held on January 17, 2006. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon		Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
1.	Election of seven (7) directors consisting of two (2) Class I directors, two (2) Class II directors and three (3) Class III directors to serve until the next annual meeting of stockholders held to elect directors of their respective class and until their successors are elected and qualified:

	Edward W. Gabrielson (Class I)	18,797,763	—	—	—	—
	Lon E. Otremba (Class I)	18,797,763	—	—	—	—
	Tyler M. Dylan (Class II)	18,797,763	—	—	—	—
	Gerald J. Lewis (Class II)	18,697,763	100,000	—	—	—
	Murray H. Hutchison (Class III)	18,697,763	100,000	—	—	—
	Christopher J. Reinhard (Class III)	18,764,429	33,334	—	—	—
	Ronald I. Simon (Class III)	18,797,763	—	—	—	—

2.	Approval and adoption of an Agreement and Plan of Merger providing for the merger of Aries Ventures Inc. into its wholly-owned subsidiary, Cardium Therapeutics, Inc., a Delaware corporation, for the purpose of effectively changing the company’s state of incorporation from Nevada to Delaware, changing the company’s name to Cardium Therapeutics, Inc. and more clearly reflecting our business plans and objectives	18,797,763	—	—	—	—

3.	Approval of an increase in authorized capital stock from 60,000,000 (50,000,000 of common stock and 10,000,000 of preferred stock) to 240,000,000 (200,000,000 of common stock and 40,000,000 of preferred stock)	18,731,095	—	66,668	—	—

4.	Approval of a change from a variable range Board of Directors of from three to seven members to a fixed-size Board of no less than three members and as otherwise determined from time to time by the Board of Directors	18,664,429	—	133,334	—	—

5.	Approval of an amendment to change the required vote for proposals with prior Board approval from 50% of the outstanding shares to 50% of the outstanding shares voting thereon	18,631,095	—	166,668	—	—

6.	Approval of an amendment to add that directors may only be removed for cause and with stockholder approval	18,764,429	—	33,334	—	—

7.	Approval to add an “anti-greenmail” provision that would limit the Company’s ability to make any stock repurchase from an interested stockholder	18,676,095	—	—	121,668	—

8.	Approval of an amendment to require that stockholder action be effected at a meeting	18,797,763	—	—	—	—

9.	Approval of our 2005 Equity Incentive Plan	18,764,429	—	33,334	—	—

10.	Ratification of the selection of Marcum & Kliegman LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2005	18,797,763	—	—	—	—

In accordance with the terms set forth in the proxy statement related to the solicitation of proxies for use at the annual meeting, an abstention from voting was used for the purpose of establishing a quorum, and was considered a vote “against” a proposal. A broker non-vote was also used for the purpose of establishing a quorum, but was not otherwise counted in the voting process. The named directors and the above matters were each approved by the stockholders at the annual meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

2.1	Agreement and Plan of Merger dated as of October 19, 2005 and effective as of October 20, 2005, by and among Aries Ventures Inc., Aries Acquisition Corporation and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.2	Certificate of Merger of Domestic Corporation as filed with the Delaware Secretary of State on October 20, 2005	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.3	Agreement and Plan of Merger dated January 17, 2006, between Aries Ventures Inc. and Cardium Therapeutics, Inc.	Exhibit 2.4 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

2.4	Certificate of Merger, as filed with the Delaware Secretary of State on January 17, 2006	Exhibit 2.5 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(i)	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(ii)	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

4.1	Form of Warrant issued to National Securities Corporation as Placement Agent	Exhibit 4.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

4.2	Form of Warrant issued to Lead Investors and Mark Zucker	Exhibit 4.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

4.3	Form of Lock-Up Agreement executed by officers, directors and employees of Cardium Therapeutics, Inc.	Exhibit 4.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

4.4	Form of Warrant issued to employees and consultants of Innercool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

4.5	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of Aries’ Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.11	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.12	Office Lease between Cardium and Kilroy Realty, L.P. dated as of September 30, 2005 and commencing on November 1, 2005	Exhibit 10.12 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.13	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.14	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.15	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.16	Placement Agency Agreement dated July 1, 2005 by and between Cardium Therapeutics, Inc. and National Securities Corporation	Exhibit 1.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.17	Asset Purchase Agreement dated as of March 8, 2006, by and among Cardium Therapeutics, Inc., Innercool Therapies, Inc. (a Delaware corporation), and Innercool Therapies, Inc. (a California corporation) (without schedules)	Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

10.18	Production Service Agreement effective as of January 24, 2006, by and between Molecular Medicine Bioservices, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.18 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.19	Executive Employment Agreement dated March 8, 2006 by and between Innercool Therapies, Inc. and Michael Magers*	Exhibit 10.19 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.20	Master License Agreement effective as of December 1, 1999, by and between SurModics, Inc. and Innercool Therapies, Inc.	Exhibit 10.20 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.21	Lease dated August 12, 1997, by and between R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord) and Copper Mountain Networks, Inc. (as tenant)	Exhibit 10.21 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.22	Lease Amendment No. 1 effective as of August 1, 1999, by and among R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord), Copper Mountain Networks, Inc. (as tenant), and Neurothermia, Inc. (as assignee)	Exhibit 10.22 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.23	Assignment, Assumption and Consent effective as of October 2, 1999, by and among Copper Mountain Networks, Inc., Neurothermia, Inc., and R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust	Exhibit 10.23 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.24	Lease Amendment No. 2 effective as of October 16, 2002, by and between E.G. Sirrah, LLC, as successor-in-interest to R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust, and Innercool Therapies, Inc. (formerly known as Neurothermia, Inc.)	Exhibit 10.24 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.25	Sublease dated August 30, 2005, by and between Innercool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.25 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Cardium Therapeutics, Inc., the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006

CARDIUM THERAPEUTICS, INC.

By:	/s/ Dennis M. Mulroy
Dennis M. Mulroy, Chief Financial Officer

Mr. Mulroy is the principal financial officer of Cardium Therapeutics, Inc. and has been duly authorized to sign on its behalf.