Form 10QSB
period 2006-06-30
Cardium Therapeutics, Inc.
filed 2006-08-09
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT

under Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 7, 2006, 31,750,482 shares of Cardium’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): ☐  Yes    ☒  No

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Cardium Therapeutics, Inc.

(a development stage company)

Condensed Consolidated Balance Sheet

June 30, 2006

(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$16,313,894
Accounts receivable	172,622
Inventory	189,289
Prepaid expenses	275,001

Total current assets	16,950,806

Property and equipment, net of accumulated depreciation of $108,808	557,709
Patented technology, net of accumulated amortization of $225,809	5,554,904
Intangibles, net of accumulated amortization of $33,093	415,410
Deposits	68,181

Total assets	$23,547,010

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$668,626
Accrued liabilities	667,495

Total liabilities	1,346,121

Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 31,750,482 shares issued and outstanding	3,175
Additional paid-in capital	38,700,353
Deferred stock compensation	(4,929,655)
Deficit accumulated during development stage	(11,572,984)

Total stockholders’ equity	22,200,889

Total liabilities and stockholders’ equity	$23,547,010

See accompanying notes, which are an integral part of these financial statements.

Cardium Therapeutics, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2006
	2006	2005	2006	2005
Revenues	$209,438	$—	$248,780	$—	$248,780
Cost of goods sold	228,490	—	281,818	—	281,818

Gross loss	(19,052)	—	(33,038)	—	(33,038)

Operating expenses
Research and development	423,175	—	466,513	—	4,466,513
Sales and marketing	304,962	—	356,933	—	356,933
General and administrative	2,829,638	287,138	5,443,088	318,559	7,035,337
Amortization - intangibles	207,575	—	258,902	—	258,902

Total operating expenses	3,765,350	287,138	6,525,436	318,559	12,117,685

Interest income	211,364	—	431,145	—	577,739

Net loss	$(3,573,038)	$(287,138)	$(6,127,329)	$(318,559)	$(11,572,984)

Loss per common share
Net loss per common share – basic and diluted	$(0.11)	$(0.05)	$(0.20)	$(0.09)

Weighted average shares outstanding – basic and diluted	31,750,138	5,659,444	30,824,556	3,679,722

See accompanying notes, which are an integral part of these financial statements.

Cardium Therapeutics, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Period from December 22, 2003 (Inception) To June 30, 2006
	2006	2005
Cash Flows From Operating Activities
Net loss	$(6,127,329)	$(318,559)	$(11,572,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,162	—	108,808
Amortization - intangibles	258,902	—	258,902
Common stock issued for services and reimbursement of expenses	—	41,500	41,500
Stock based compensation expense	715,102	—	715,102
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	3,971	—	3,971
Inventory	(92,625)	—	(92,625)
Prepaid expenses	(86,371)	(73,857)	(256,453)
Deposits	(22,324)	—	(43,800)
Accounts payable	118,652	104,596	281,521
Accrued liabilities	(219,184)	200,000	231,455

Net cash used in operating activities	(5,354,044)	(46,320)	(10,324,603)

Cash Flows From Investing Activities
Purchases of property and equipment	(171,731)	—	(555,574)

Cash Flows From Financing Activities
Proceeds from officer loan	—	62,882	62,882
Cash acquired in a merger or an acquisition	51,800	—	1,551,800
Proceeds from the sale of common stock	—	—	25,579,389

Net cash provided by financing activities	51,800	62,882	27,194,071

Net (decrease) increase in cash	(5,473,975)	16,562	16,313,894
Cash at beginning of period	21,787,869	13,039	—

Cash and cash equivalents at end of period	$16,313,894	$29,601	$16,313,894

Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock issued to retire start-up loans	$—	$—	$62,882
Net assets acquired for the issuance of common stock (exclusive of cash)	$5,824,000	$—	$—

See accompanying notes, which are an integral part of these financial statements.

Cardium Therapeutics, Inc.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Business and Basis of Presentation

Business

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was organized in Delaware in December 2003. We are a medical technology company primarily focused on the development, manufacture and sale of innovative products for cardiovascular and related indications. In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group, Germany, which we plan to develop as cardiovascular-directed growth factor therapeutics for various interventional cardiology applications, including potential treatments for ischemic heart disease. In March 2006, we acquired the technologies and products of Innercool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia, whose systems and products are designed to rapidly and controllably cool the body to reduce cell death and damage following acute ischemic events such as cardiac arrest and stroke, and to potentially lessen or prevent associated injuries such as adverse neurologic outcomes. Innercool Therapies is operated as a wholly-owned subsidiary of Cardium.

We are a development stage company in the initial stage of our operations. We have yet to generate positive cash flows from operations, and are essentially dependent on debt and equity funding to finance our operations. Before October 2005, cash requirements were funded by loans from executive officers. In October 2005, we closed a private placement of 19,325,651 shares of our common stock at a purchase price of $1.50 per share and received net proceeds of $25,542,389. In connection with the offering, we completed a reverse merger, whereby Cardium merged with Aries Ventures Inc. (“Aries”), a publicly-traded company (see Note 6). As a result of these transactions, the stockholders of Cardium became the controlling stockholders of Aries. Accordingly, the acquisition of Cardium by Aries was a reverse merger. The historical financial results before the reverse merger on October 20, 2005, are those of Cardium. Aries’ results of operations are included in Cardium’s financial results beginning October 20, 2005.

In January 2006, Aries was merged with and into Cardium, with Cardium as the surviving entity and the successor issuer to Aries. As a result, we are now in our present form a publicly-traded, Delaware corporation named Cardium Therapeutics, Inc.

Basis of Presentation

Cardium’s principal activities are expected to focus on the commercialization of its licensed technologies. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Development Stage Enterprises.”

The accompanying interim, unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the accompanying condensed consolidated financial statements and these notes in conjunction with our audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 (“2005 Annual Report”).

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Cardium. and its wholly-owned subsidiary, Innercool Therapies, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents, including approximately $ 15,700,000 invested in short-term commercial paper, includes all highly-liquid investments with an original maturity of three months or less at the date of purchase. We attempt to reduce our credit risk by investing our cash and cash equivalents with major banks and financial institutions located primarily in the United States. At times, cash balances held at financial institutions may exceed federally-insured limits.

Loss Per Common Share

We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted earnings per share.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three and six month periods ended June 30, 2006 and 2005, because we incurred a loss during such periods and thus their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented. The common stock issued and outstanding with respect to the stockholders of Aries have been included since October 20, 2005, the effective date of the reverse merger.

Potentially dilutive securities consisted of outstanding stock options and warrants to acquire 7,005,319 shares as of June 30, 2006. As of June 30, 2005 there were no outstanding options or warrants.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under the transition method, stock-based compensation expense is recognized (i) for all stock-based compensation awards granted before, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (ii) for all stock-based compensation awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Before the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. The pro forma table below reflects net loss, and net loss per common share, as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in fiscal 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(287,138)	$(318,559)
Add: compensation expense included in net loss	—	—
Less: compensation expense pursuant to SFAS No. 123	—	—

Pro forma net loss	$(287,138)	$(318,559)

Pro forma net loss per common share (basic and diluted)	$(0 .05)	$(0 .09)

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the consolidated statements of operations was $438,031 for the three months ended June 30, 2006, and $715,102 for the six months ended June 30, 2006, and was recorded as a component of general and administrative expense. As of June 30, 2006, the Company had $4,929,655 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period July 2006 through June 2010.

The fair value of the stock options and similar equity instruments (collectively, “options”) granted during the three and six month periods ended June 30, 2006, was estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including expected life and stock price volatility. The following weighted-average assumptions were used: risk-free interest rate of 5.00% for the three month period ended June 30, 2006, and 4.67% for the six month period ended June 30, 2006; dividend yield of 0%; stock price volatility of 66%; and expected life of 5.25 years. There were no options issued or outstanding during the six months ended June 30, 2005.

Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company. In November 2005, options to purchase 2,095,000 shares of our common stock, in the aggregate, were granted under the plan. The options vest over three years and have an exercise price of $1.95 per share.

During the three months ended June 30, 2006, options to purchase 140,000 shares of our common stock were granted under the plan. Options to purchase 1,390,000 shares were granted under the plan during the six months ended June 30, 2006. The options granted under the plan have exercise prices ranging from $2.55 to $3.00 and vest over four years. During the three months ended June 30, 2006, nonvested options to purchase 35,000 shares of common stock were cancelled and are available for future issue under the plan. In March 2006, warrants to purchase 700,000 shares of common stock were issued outside of the plan with an exercise price of $2.35 and vest over three years. The fair value of the 2006 grants was $1.44 - $1.57 for the grants made under the plan, and $1.23 for the warrants granted outside of the plan. In July 2006, warrants to purchase an additional 169,500 shares of common stock were issued outside of the plan.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, which are included as options below, during the six months ended June 30, 2006:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance outstanding, December 31, 2005	2,095,000	$1.95	9.4	$2,451,150
Issued	2,090,000	2.63	9.6	3,304,000
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	(35,000)	1.95	—	(40,950)

Balance outstanding, June 30, 2006	4,150,000	$2.29	9.5	$5,714,200

Exercisable, June 30, 2006	52,083	$2.75

The following is a summary of nonvested options and warrants as of June 30, 2006, and changes during six months ended June 30, 2006:

	Number of Options or Warrants	Weighted Average Grant-Date Fair Value
Nonvested balance outstanding, December 31, 2005	2,095,000	$1.17
Granted	2,090,000	1.58
Vested	(52,083)	1.65
Expired	—	—
Cancelled	(35,000)	1.17

Nonvested balance outstanding, June 30, 2006	4,097,917	$1.37

Note 2.	Business Combinations

Innercool Therapies Acquisition

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

Based on the Company’s evaluation, the preliminary allocation of the purchase price for the Innercool Therapies acquisition is as follows as of March 8, 2006, the date of the acquisition:

Assets acquired:
Cash	$51,800
Accounts receivable	176,593
Inventory, net	96,664
Property and equipment	110,943
Prepaid expenses	18,548
Deposits	24,381
Intangible assets (amortizable over 3-6 years)	448,503
Acquired technology (amortizable over 8 years)	5,780,713

Total assets acquired	$6,708,145

Liabilities assumed:
Accounts payable	$387,105
Other accrued expenses	446,040

Total liabilities assumed	$833,145

Total consideration	$5,875,000

Unaudited pro forma consolidated financial information is presented below as if the Innercool Therapies acquisition had occurred at the beginning of the periods shown. The results have been adjusted to account for the amortization of acquired technology and intangibles and other pro forma adjustments. The pro forma information presented below does not purport to present what actual results would have been if the acquisition occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of Cardium included in this report, as well as the historical financial information of Cardium and Innercool Therapies included in other reports and documents we file with the SEC. The unaudited pro forma consolidated financial information for the three and six month periods ended June 30, 2005, is as follows:

	Pro Forma Combined for the
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Revenues
Net sales	$186,725	$308, 460
Net income (loss)	(1,023,143)	(2,387,048)
Net income (loss) per common share - basic	(0.13)	(0.39)
Weighted average common shares outstanding – basic and diluted	8,159,444	6,179,722

Note 3.	Purchase of Technology from Schering AG Group (Germany)

In October 2005, we completed a transaction with Schering AG Group (Germany) and related licensors, including the University of California, New York University and Yale University, for the transfer or license of certain assets and technology relating to (i) methods of gene therapy for the treatment of cardiovascular disease (including methods for the delivery of genes to the heart or vasculature and the use of angiogenic and/or non-angiogenic genes for the potential treatment of diseases of the heart or vasculature); (ii) therapeutic genes that include fibroblast growth factors (including FGF-4); insulin-like growth factors (including IGF-I); and potentially other related biologics (including mutant eNOS); and (3) other technology and know-how, including manufacturing and formulation technology, as well as data relating to the clinical development of Generx and corresponding Food and Drug Administration regulatory matters. Under the terms of the transaction, we paid Schering a $4 million fee, and will pay a $10 million milestone payment upon the first commercial sale of each resulting product. We also are obligated to pay the following royalties to Schering: (i) 5% on net sales of an FGF-4 based product such as Generx, or (ii) 4% on net sales of other products developed based on technology transferred to Cardium by Schering.

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

As part of the acquisition of Innercool Therapies, Cardium, through its wholly-owned Innercool subsidiary, acquired all of the rights and assumed all of the obligations of the seller under the terms of a lease for approximately 24,000 square feet in San Diego, California, and a sublease of approximately 6,602 square feet of such facilities to an unaffiliated third party. The base monthly rent under the lease is $25,200. The monthly base rent payable to Innercool under the terms of the sublease is approximately $7,262. The lease and the sublease both expire October 31, 2007.

Future annual minimum rental payments along with sub-lease income under the leases are as follows:

Year Ending December 31,	Facilities (Operating Lease)	Sub-Lease (Income)	Net
2006	$282,000	$(43,000)	$239,000
2007	475,000	(73,000)	402,000

Total	$757,000	$(116,000)	$641,000

Rent expense was $115,620 for the three months ended June 30, 2006, and $180,184 for the six months ended June 30, 2006. There was no rent expense incurred during the three and six months ended June 30, 2005.

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

On October 20, 2005, we completed a reverse merger with Aries Ventures Inc., a publicly-traded “shell” company, whereby a newly formed and wholly-owned subsidiary of Aries was merged with and into Cardium. At the time of the reverse merger, Cardium had 7,850,000 shares of its common stock outstanding and Aries had 2,032,226 shares of its common stock outstanding. In connection with the reverse merger, a three year warrant to purchase 400,000 shares of our common stock at an exercise price of $1.75 per share was issued to an Aries stockholder who held of record or beneficially more than 45% of the outstanding common stock of Aries before the reverse merger, as consideration for such stockholder’s agreement not to sell any of such stockholder’s shares for a specified period of time.

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

On March 8, 2006, we acquired substantially all of the assets of Innercool Therapies, Inc. As partial consideration, we issued to the seller 2,500,000 shares of our common stock. In addition, as part of the acquisition, we agreed to deliver to the seller $5,000,000 in cash or shares of our common stock, at our election, if net sales revenue from certain of Innercool’s existing line of business products acquired in the acquisition equals or exceeds $20,000,000 in any one calendar year beginning with 2006 and ending December 31, 2011.

On May 16, 2006, 681 shares of common stock were issued when a warrant to purchase 1,499 shares of common stock was exercised in a cashless transaction, whereby a portion of the warrant representing the right to purchase 818 shares of common stock was cancelled as the method of payment for the exercise of the warrant. The warrant had an exercise price of $1.50 per share.

Warrant Activity

The following table summarizes warrant activity for the year ended December 31, 2005 and the six months ended June 30, 2006:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2004	—	$—	—

Warrants issued	2,856,818	$1.50 - $1.75	3 - 5
Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, December 31, 2005	2,856,818	$1.50 - $1.75	3 - 5
Warrants issued	—	—	—
Warrants exercised	(681)	1.50	5
Warrants expired	—	—	—
Warrants cancelled	(818)	1.50	5

Balance outstanding, June 30, 2006	2,855,319	$1.50 - $1.75	3 - 5

Warrants exercisable at June 30, 2006	2,855,319	$1.50 – $1.75	3 - 5

The table above summarizes investor warrant activity and warrants associated with the reverse merger transaction. It does not include warrants issued to employees and consultants described and included under “Option Activity” above.

Note 6.	Reverse Merger Transaction

On October 20, 2005, we completed a reverse merger with Aries Ventures Inc., a publicly-traded “shell” company, whereby a newly formed and wholly-owned subsidiary of Aries was merged with and into Cardium. For financial reporting purposes, Cardium was the acquirer in the merger and the merger was accounted for as a reverse merger. At the time of the reverse merger, Cardium had 7,850,000 shares of its common stock outstanding and Aries had 2,032,226 shares of its common stock outstanding.

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

Note 7.	Subsequent Event – Stockholder Rights Plan

On July 10, 2006, the Board of Directors approved the adoption of a Stockholder Rights Plan (“Rights Plan”). The Rights Plan is designed to protect against potential takeover tactics that are not in the best interest of Cardium and its stockholders, such as acquisitions of control without paying all stockholders a fair premium, coercive tender offers and inadequate offers. The Rights Plan was not adopted in response to any specific effort to acquire control of Cardium and it is not intended to prevent an offer that the Board of Directors concludes is in the best interests of Cardium and its stockholders.

Pursuant to the Rights Plan, Cardium issued a dividend of one right for each share of its Common Stock held by stockholders of record as of the close of business on July 21, 2006. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. In general, if a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of Cardium’s common stock while the Rights Plan remains in place, then, unless the rights are redeemed by Cardium for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for one one-thousandth of a share of newly created Series A Preferred Stock of the Company at an exercise price of $40.00. Until the rights become exercisable, the rights will be represented by, and will automatically trade with, the Company’s common stock certificates.

The Rights Plan will be reviewed and evaluated every three years by a committee of independent directors of Cardium’s Board of Directors to consider whether the plan is in the best interests of Cardium and its stockholders. The Rights Plan may also be amended or revoked by Cardium at any time. Unless earlier terminated or amended, the rights will expire on July 10, 2016. Additional details regarding the Rights Plan are set forth in a Current Report on Form 8-K that Cardium filed with the Securities and Exchange Commission on July 11, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 6 and elsewhere in our 2005 Annual Report, as well as in other reports and documents we file with the United States Securities and Exchange Commission.

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

Building upon our core products and product candidates, our strategic goal is to develop a portfolio of medical products at various stages of development and secure additional financial resources to commercialize these products in a timely and effective manner. The key elements of our strategy are to:

•	initiate a late-stage clinical study for Generx;

•	seek to accelerate the development and sales of Innercool’s Celsius Control SystemTM and, at the same time, broaden and expand our therapeutic hypothermia technology into other medical indications and applications;

•	leverage our financial resources and focused corporate infrastructure through the use of contract manufacturers to produce clinical supplies and a contract research organization to manage or assist planned clinical studies;

•	advance the pre-clinical development of Corgentin and potentially seek partnering opportunities for the Corgentin and Genvascor product candidates;

•	seek to broaden and expand our product base and financial resources through other corporate development transactions in an attempt to enhance stockholder value, which could include acquiring other companies or product opportunities and/or securing additional capital; and

•	seek to monetize the economic value of our product portfolio by establishing strategic collaborations at appropriate valuation inflection points.

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

Off-Balance Sheet Arrangements

As of June 30, 2006 we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

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

Our significant accounting policies are described under Item 7 of our 2005 Annual Report and in the notes to the financial statements included in this report. Our critical accounting policies also include purchase price allocation and amortization of intangibles, stock based compensation, and income taxes.

Purchase Price Allocation and Amortization of Intangibles

The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed based upon their respective fair values. We reach our conclusions regarding the fair values assigned to identifiable tangible and intangible assets based upon a number of factors, including valuations from an independent firm. We, however, are ultimately responsible for these valuations. The tangible and intangible assets are depreciated and amortized over the estimated useful life of the assets.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under the transition method, stock-based compensation expense is recognized (i) for all stock-based compensation awards granted before, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (ii) for all stock-based compensation awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Before the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carryforwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain.

The Company believes it is more likely than not that it will not realize the benefits of these deductible differences in the near future and, therefore, a valuation allowance has been recorded to offset future tax benefits.

The Company has federal net operating losses available to offset future taxable income, which, if not utilized, will expire in 2025. No provision for income taxes has been recorded in the financial statements as a result of such operating losses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended June 30, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

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

As of August 7, 2006, neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding other than patent proceedings and related matters. We anticipate, however, that we will be regularly engaged in various patent prosecution and related matters in connection with the technology we develop and/or license. For example, we, and previously Collateral Therapeutics, Inc., have assisted the University of California, as the licensor, in an interference proceeding involving the University of California’s technology for cardiovascular gene therapy (filed by Hammond et al.) and a pending patent application filed by Jeffrey Leiden et al. (a U.S. counterpart of international application PCT/US93/11133, which published as WO94/11506). In March 2006, we reported that a panel of Administrative Patent Judges of the U.S. Board of Patent Appeals and Interferences (“BPAI”) issued a final judgment against the Leiden applicants, ordering that the interference count (representing the claims in dispute) be awarded to Hammond, and that Leiden et al. be held not entitled to any patent containing claims corresponding to those in the interference. The patent applicant, Arch Development Corporation, which had licensed the technology to Boston Scientific Corporation, subsequently appealed the decision against them. In May 2006, we reported that the U.S. Court of Appeals for the Federal Circuit, which oversees appeals in all patent-related matters in the United States, had ruled in our favor and the BPAI decision against the Leiden applicants had been summarily affirmed.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended June 30, 2006, we did not sell any unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
2.1	Agreement and Plan of Merger dated as of October 19, 2005 and effective as of October 20, 2005, by and among Aries Ventures Inc., Aries Acquisition Corporation and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.2	Certificate of Merger of Domestic Corporation as filed with the Delaware Secretary of State on October 20, 2005	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.3	Agreement and Plan of Merger dated January 17, 2006, between Aries Ventures Inc. and Cardium Therapeutics, Inc.	Exhibit 2.4 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

2.4	Certificate of Merger, as filed with the Delaware Secretary of State on January 17, 2006	Exhibit 2.5 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(i)	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(ii)	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.1	Form of Warrant issued to National Securities Corporation as Placement Agent	Exhibit 4.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

4.2	Form of Warrant issued to Lead Investors and Mark Zucker	Exhibit 4.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

4.3	Form of Lock-Up Agreement executed by officers, directors and employees of Cardium Therapeutics, Inc.	Exhibit 4.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

4.4	Form of Warrant issued to employees and consultants of Innercool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

4.5	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

4.6	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.7	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of Aries’ Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.11	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.12	Office Lease between Cardium and Kilroy Realty, L.P. dated as of September 30, 2005 and commencing on November 1, 2005	Exhibit 10.12 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.13	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.14	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.15	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.16	Placement Agency Agreement dated July 1, 2005 by and between Cardium Therapeutics, Inc. and National Securities Corporation	Exhibit 1.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.17	Asset Purchase Agreement dated as of March 8, 2006, by and among Cardium Therapeutics, Inc., Innercool Therapies, Inc. (a Delaware corporation), and Innercool Therapies, Inc. (a California corporation) (without schedules)	Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

10.18	Production Service Agreement effective as of January 24, 2006, by and between Molecular Medicine Bioservices, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.18 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.19	Executive Employment Agreement dated March 8, 2006 by and between Innercool Therapies, Inc. and Michael Magers*	Exhibit 10.19 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.20	Master License Agreement effective as of December 1, 1999, by and between SurModics, Inc. and Innercool Therapies, Inc.	Exhibit 10.20 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.21	Lease dated August 12, 1997, by and between R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord) and Copper Mountain Networks, Inc. (as tenant)	Exhibit 10.21 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.22	Lease Amendment No. 1 effective as of August 1, 1999, by and among R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord), Copper Mountain Networks, Inc. (as tenant), and Neurothermia, Inc. (as assignee)	Exhibit 10.22 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.23	Assignment, Assumption and Consent effective as of October 2, 1999, by and among Copper Mountain Networks, Inc., Neurothermia, Inc., and R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust	Exhibit 10.23 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.24	Lease Amendment No. 2 effective as of October 16, 2002, by and between E.G. Sirrah, LLC, as successor-in-interest to R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust, and Innercool Therapies, Inc. (formerly known as Neurothermia, Inc.)	Exhibit 10.24 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.25	Sublease dated August 30, 2005, by and between Innercool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.25 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Cardium Therapeutics, Inc., the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2006

CARDIUM THERAPEUTICS, INC.

By:	/s/ Dennis M. Mulroy
Dennis M. Mulroy, Chief Financial Officer

Mr. Mulroy is the principal financial officer of Cardium Therapeutics, Inc. and has been duly authorized to sign on its behalf.