Form 10-Q
period 2007-03-31
Cardium Therapeutics, Inc.
filed 2007-05-15
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

000-14136

(Commission file number)

CARDIUM THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0075787
(State of incorporation)	(IRS Employer Identification No.)

3611 Valley Centre Drive, Suite 525 San Diego, California 92130	(858) 436-1000
(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether Cardium Therapeutics, Inc. (Cardium) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Cardium was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether Cardium is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether Cardium is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

As of May 10, 2007 40,914,425 shares of Cardium’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,777,626	$5,931,123
Accounts receivable	263,995	275,590
Inventory	1,033,623	857,034
Prepaid expenses	501,586	654,448

Total current assets	21,576,830	7,718,195

Property and equipment, net	924,351	791,277
Patented technology, net	5,012,937	5,327,648
Intangibles, net	336,006	228,338
Deposits	152,437	51,965

Total assets	$28,002,561	$14,117,423

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$905,155	$989,021
Accrued liabilities	1,010,386	1,975,047

Total liabilities	1,915,541	2,964,068

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 40,914,425 at March 31, 2007 and 32,190,804 at December 31, 2006	4,091	3,218
Additional paid-in capital	55,961,598	35,188,957
Deficit accumulated during development stage	(29,878,669)	(24,038,820)

Total stockholders’ equity	26,087,020	11,153,355

Total liabilities and stockholders’ equity	$28,002,561	$14,117,423

See accompanying notes, which are an integral part of these financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

			Period from December 22, 2003 (Inception) to March 31, 2007
	Three Months Ended March 31,
	2007	2006
Revenues	$309,331	$39,342	$1,065,468
Cost of good sold	246,565	53,328	1,200,759

Gross profit (loss)	62,766	(13,986)	(135,291)

Operating expenses:
Research and development	3,242,866	43,338	15,627,190
Selling, general and administrative	2,539,101	2,665,421	14,184,880
Amortization - intangibles	207,043	51,327	880,273

Total operating expenses	5,989,010	2,760,086	30,692,343

Interest income	86,395	219,781	948,965

Net loss	$(5,839,849)	$(2,554,291)	$(29,878,669)

Net loss per common share – basic and diluted	$(0.17)	$(0.09)

Weighted average shares outstanding – basic and diluted	34,362,080	29,888,690

See accompanying notes, which are an integral part of these financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			Period from December 22, 2003 (Inception) To March 31, 2007
	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(5,839,849)	$(2,554,291)	$(29,878,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,692	36,174	346,379
Amortization - intangibles	207,043	51,327	880,273
Common stock issued for services and reimbursement of expenses	—	—	41,500
Stock based compensation expense	614,837	277,071	2,249,643
In-process purchased technology	—	—	1,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	11,595	(13,056)	(87,401)
Inventory	(176,589)	(14,176)	(936,959)
Prepaid expenses	152,862	(61,927)	(483,038)
Deposits	(100,472)	(22,275)	(125,776)
Accounts payable	(83,866)	490,709	856,725
Accrued liabilities	(964,661)	(505,144)	106,735

Net cash used in operating activities	(6,092,408)	(2,315,588)	(26,003,059)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	—	—	(1,000,000)
Purchases of property and equipment	(219,766)	(150,664)	(1,070,661)

Net cash used in investing activities	(219,766)	(150,664)	(2,070,661)

Cash Flows From Financing Activities
Proceeds from officer loan	—	—	62,882
Cash acquired in a merger or an acquisition	—	51,800	1,551,800
Proceeds from the exercise of warrants	—	—	498,598
Proceeds from the sale of common stock, net	20,158,677	—	45,738,066

Net cash provided by financing activities	20,158,677	51,800	47,851,346

Net increase (decrease) in cash and cash equivalents	13,846,503	(2,414,452)	19,777,626
Cash and cash equivalents at beginning of period	5,931,123	21,787,869	—

Cash and cash equivalents at end of period	$19,777,626	$19,373,417	$19,777,626

Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock issued for services	$—	$—	$62,882
Net assets acquired for the issuance of common stock (exclusive of cash)	$—	$5,824,000	$5,824,000

See accompanying notes, which are an integral part of these financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was organized in Delaware in December 2003. We are a medical technology company primarily focused on the development, manufacture and sale of innovative products for cardiovascular and related indications. We have initially focused on acquiring “fallen angel” opportunities having potential unrealized value. In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group, Germany, which we plan to develop as cardiovascular-directed growth factor therapeutics for potential use by interventional cardiologists as a one-time treatment to promote and stimulate the growth of collateral circulation in the hearts of patients with ischemic conditions such as recurrent angina. In March 2006, we acquired the technologies and products of Innercool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia or patient temperature modulation, whose systems and products are designed to rapidly and controllably cool the body to reduce cell death and damage following acute ischemic events such as cardiac arrest and stroke, and to potentially lessen or prevent associated injuries such as adverse neurologic outcomes. In August 2006, we acquired rights to the assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose product candidate, ExcellarateTM is initially being developed as a single administration for the treatment of non-healing, neuropathic diabetic foot ulcers. Innercool Therapies and Tissue Repair Company are each operated as a wholly-owned subsidiary of Cardium.

We are a development stage company in the initial stage of our operations. We have yet to generate positive cash flows from operations, and are essentially dependent on debt and equity funding to finance our operations. Before October 2005, cash requirements were funded by loans from executive officers. In October 2005, we closed a private placement of 19,325,651 shares of our common stock at a purchase price of $1.50 per share and received net proceeds of $25,542,389. In connection with the offering, we completed a reverse merger, whereby Cardium merged with Aries Ventures Inc. (“Aries”), a publicly-traded company. As a result of these transactions, the stockholders of Cardium became the controlling stockholders of Aries. Accordingly, the acquisition of Cardium by Aries was a reverse merger. The historical financial results before the reverse merger on October 20, 2005, are those of Cardium. Aries’ results of operations are included in Cardium’s financial results beginning October 20, 2005.

In January 2006, Aries was merged with and into Cardium, with Cardium as the surviving entity and the successor issuer to Aries. As a result, we are now in our present form a publicly-traded, Delaware corporation named Cardium Therapeutics, Inc.

On March 9, 2007, we closed a private placement of 8,636,000 shares of common stock at a purchase price of $2.50 per share and received net proceeds of approximately $20 million. Investors received five-year warrants to buy up to 35% of the number of shares of common stock purchased in the private placement, at an exercise price of $3.75 per share. Warrants to purchase approximately 3,022,600 shares of common stock, in the aggregate, were issued to such investors.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Our principal activities are expected to focus on the commercialization of our licensed technologies, other technologies and the expansion of our existing products. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Development Stage Enterprises.”

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustment necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the accompanying condensed consolidated financial statements and these notes, which are an integral part of the financial statements, in conjunction with our audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 (“2006 Annual Report”). The accounting policies used to prepare the financial statements included in this report is the same as those described in the notes to the consolidated financial statements in our 2006 Annual Report unless otherwise noted below.

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

The Company has federal net operating losses available to offset future taxable income, which, if not utilized, will expire in 2027. No provision for income taxes has been recorded in the financial statements as a result of such operating losses. Any benefit for income taxes as a result of the use of our net operating losses will likely be limited as a result of cumulative changes in stock ownership.

Loss Per Common Share

We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted earnings per share.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2007 and 2006 because we incurred a loss during such periods and thus their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. The common stock issued and outstanding with respect to the stockholders of Aries has been included since October 20, 2005, the effective date of the reverse merger.

Potentially dilutive securities consisted of outstanding stock options and warrants to acquire 11,005,551 shares as of March 31, 2007. As of March 31, 2006, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 6,901,818 shares.

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

We recognize stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. Total stock-based compensation expense included in the consolidated statements of operations was $614,837 for the three months ended March 31, 2007. $280,980 was recorded as a component of research and development expenses and $333,857 was recorded as a component of general and administrative expenses. For the three months ended March 31, 2006, total stock-based compensation expense included in the consolidated statements of operations was $277,071 and was recorded as a component of general and administrative expense. As of March 31, 2007, the Company had $6,161,852 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period April 2007 through June 2010.

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

	For the Three Months Ended March 31,
	2007	2006
Dividend yield	0%	0%
Expected life (years)	5.25	5.25
Risk-free interest rate	4.75%	4.33%
Volatility	76%	66%

Recent Accounting Pronouncements

In July 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material effect on our condensed consolidated financial statements.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in “General and administrative” expenses.

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $12 million as of March 31, 2007, primarily relating to net operating loss carryforwards of approximately $28 million (which excludes net operating losses of $71 million that represent pre merger losses for which the use of these losses is limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended), available to offset future taxable income through 2027.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

Note 3. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2007	December 31, 2006
Computer and telecommunication equipment	$543,588	$528,447
Machinery and equipment	244,738	135,225
Office equipment	27,595	27,595
Instrumentation	103,439	84,000
Construction in progress	75,673	—
Office furniture and equipment	275,697	275,697

	1,270,730	1,050,964
Accumulated depreciation and amortization	(346,379)	(259,687)

Property and equipment, net	$924,351	$791,277

Depreciation and amortization of property and equipment totaled $86,692 for the three months ended March 31, 2007, $36,174 for the three months ended March 31, 2006 and $346,379 for the period from December 22, 2003 (date of inception) through March 31, 2007.

Note 4. Patented Technology and Other Intangible Assets

In connection with the Company’s acquisition of Innercool Therapies, the Company recorded patented technology and other intangibles. The following is a summary of intangible assets:

	March 31, 2007				December 31, 2006
	Cost	Accumulated Amortization	Net Asset	Amortization	Amortization	Net
Acquired technology	$5,965,114	$833,505	$5,131,609	$196,039	$637,466	$5,327,648
Trade names and trademarks	264,102	46,768	217,334	11,004	35,764	228,338

Total	$6,229,216	$880,273	$5,348,943	$207,043	$673,230	$5,555,986

Based on the carrying amount of the intangible assets as of March 31, 2007, the amortization expense for the next five years and thereafter is estimated as follows:

Twelve months ended March 31,	Amount
2008	$789,656
2009	789,656
2010	789,656
2011	789,656
2012	789,656
Thereafter	1,400,663

Total	$5,348,943

Note 5. Accrued Liabilities

Accrued Liabilities consisted of the following:

	March 31, 2007	December 31, 2006
Accrued consulting expense	$37,500	$37,500
Accrued legal expenses	129,818	70,933
Accrued expenses other	406,701	462,470
Accrued payroll and benefits	436,367	1,404,144

Total	$1,010,386	$1,975,047

Note 6. Business Combinations

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

The results of operations of Innercool Therapies have been included in the accompanying condensed consolidated financial statements from the date of acquisition. The total cost of the acquisition is as follows:

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

Unaudited pro forma consolidated financial information is presented below as if the Innercool Therapies and Tissue Repair Company acquisitions had occurred before the beginning of the periods shown. The results have been adjusted to account for the amortization of acquired technology and intangibles and other pro forma adjustments. The pro forma information presented below does not purport to present what actual results would have been if the acquisition occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of Cardium included in this report, as well as the historical financial information of Cardium and Innercool Therapies included in other reports and documents we have filed with the SEC.

The unaudited pro forma consolidated financial information for the three month period ended March 31, 2006 is as follows:

Pro Forma Combined for the Three Months Ended
March 31, 2006
Revenues
Net sales	$392,240

Net loss	(3,630,500)

Net loss per common share – basic and diluted	$(0.11)

Weighted average common shares outstanding – basic and diluted	31,749,801

Note 7. Purchase of Technology from Schering AG Group (Germany)

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

Note 8. Commitments and Contingencies

Effective November 1, 2005, we entered into a two year lease for our principal executive offices. The lease contains two options, the first for an additional term of one year and the second for an additional term of two years. The second option is subject to a third party right of first refusal. During the first year of the lease, the monthly installment of base rent was approximately $21,500, which increased to approximately $22,335 in November 2006. In March 2007, we signed the one year lease extension, which extends the lease to October 31, 2008, and increases the base monthly rent to approximately $23,229 effective November 1, 2007. In addition to base rent, we also are required to pay our proportionate share of operating and tax expenses for the office park in which our space is located.

As part of the acquisition of Innercool Therapies, we acquired all of the rights and assumed all of the obligations of the seller under the terms of a lease for approximately 24,000 square feet in San Diego, California, and a sublease of approximately 6,600 square feet of such facilities to an unaffiliated third party. The base monthly rent under the lease is $25,200. The monthly base rent payable to Innercool under the terms of the sublease is approximately $7,300. In November 2006, we entered into an amendment to the sublease in anticipation of our new technology center described below pursuant to which the subtenant agreed to sublease an additional 11,000 square feet. As a result, the monthly base rent payable to Innercool under the terms of the sublease has increased to $20,500. The lease and the sublease both expire October 31, 2007.

On December 20, 2006, we entered into a six year lease for our technology center, which will house the operations of Innercool Therapies, Inc. and Tissue Repair Company. Under the terms of the lease, we have the option to cancel the last two years of the lease for a one time fee of $75,000, if we give written notice of our intent to exercise such option no later than July 20, 2010, or to cancel only the last year of the lease for a one time fee of $50,000, if we give written notice no later than September 20, 2011. During the first year of the lease, the monthly installment of base rent will average $38,320, which amount will increase to approximately $41,506 in the second year of the lease. In addition to base rent, we also are required to pay our proportionate share of operating and tax expenses for the office park in which our space is located. Innercool has moved into the facility with the exception of operations, which requires some tenant improvement modifications. Once the required tenant improvements are completed, Innercool’ operations and the Tissue Repair Company will move to our technology center as well.

The Tissue Repair Company currently rents on a month to month basis approximately 2,700 square feet of combined office and lab space for approximately $2,700, which it will vacate when its space in the technology center is ready.

Future annual minimum rental payments along with sub-lease income under the leases are as follows:

Twelve months ending March 31,	Facilities (Operating Lease)	Sub-Lease (Income)	Net
2008	927,210	(144,075)	783,135
2009	665,043	—	665,043
2010	520,024	—	520,024
2011	475,167	—	475,167

Total	$2,587,444	$(144,075)	$2,443,369

Rent expense was $134,026 and $64,430 for the three months ended March 31, 2007 and 2006, respectively.

The Company also has license arrangements with New York University, Yale University, University of Michigan and SurModics, Inc. which may require the Company to pay royalties of 3%-4% based on certain future sales and other milestones, as defined in the agreements.

Employment Agreements

The two executive founders of Cardium entered into formal two-year employment agreements with the Company on October 20, 2005. The agreements provided for their combined base annual compensation in an amount initially equal to $675,000, as such amount may be adjusted from time to time by the Company’s Board of Directors. Effective as of March 16, 2007, the Compensation Committee of the Board of Directors approved an increase in their combined base annual compensation to $708,750. In the event a founder is terminated without cause, the founder shall be entitled to severance pay in an amount equal to the greater of the remaining term of the contract, or one year.

From November 2005 until March 2006, a, stockholder had been providing consulting services to the Company pursuant to a .Consulting Services Agreement, Under the agreement, the stockholder was paid consulting fees of $8,333 per month, The agreement was terminated in March 2006 when the stockholder became an employee.

In connection with the Innercool transaction described in Note 6 above, the President and Chief Operating Officer of the seller was appointed as the President and Chief Operating Officer of Innercool, and entered into a three year employment agreement with Innercool effective March 8, 2006, the agreement provides for his annual base salary of $266,000. If the officer is terminated without cause or if he terminates his employment for good reason, he will be entitled to a severance benefit in an amount equal to one year’s base salary.

Note 9. Stockholders’ Equity

Common Stock

On March 9, 2007, we closed a private placement of 8,636,000 shares of common stock at a purchase price of $2.50 per share and received net proceeds of approximately $20 million. Investors received five-year warrants to buy up to 35% of the number of shares of common stock purchased in the private placement, at an exercise price of $3.75 per share. Warrants to purchase approximately 3,022,600 shares of common stock, in the aggregate, were issued to such investors.

In connection with the private placement, we incurred selling commissions, and expenses payable to the placement agent, totaling approximately $1,478,350, and legal, accounting and other fees and expenses totaling approximately $100,000. In addition, a five-year warrant to purchase 518,160 shares of our common stock was issued to the placement agent at an exercise price of $3.78 per share.

Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

During the three months ended March 31, 2007, no options or warrants were issued to employees, non-employee directors or consultants of the Company.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, which are included as options below, during the three months ended March 31, 2007:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance outstanding, December 31, 2006	5,304,000	$2.27	8.4	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—

Balance outstanding, March 31, 2007	5,304,000	$2.27	8.1	$3,871,920

Exercisable, March 31, 2007	1,449,258	2.11

The following is a summary of unvested options and warrants as of March 31, 2007, and changes during the three months ended March 31, 2007:

	Number of Options or Warrants	Weighted Average Grant Date Fair Value
Unvested balance outstanding, December 31, 2006	4,234,053	$1.40
Granted	—	—
Vested	(379,311)	1.32
Expired	—	—
Cancelled	—	—

Unvested balance outstanding, March 31, 2007	3,854,742	$1.60

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

On March 9, 2007, we closed a private placement of 8,636,000 shares of common stock at a purchase price of $2.50 per share and received net proceeds of $20,158,677. Investors received five-year warrants to buy up to 35% of the number of shares of common stock purchased in the private placement, at an exercise price of $3.75 per share. Warrants to purchase approximately 3,022,600 shares of common stock, in the aggregate, were issued to such investors. In addition, a five-year warrant to purchase 518,160 shares of our common stock was issued to the placement agent at an exercise price of $3.78 per share.

The following table summarizes warrant activity for the three months ended March 31, 2007:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2006	2,307,853	$1.50 -$1.75	2 – 4
Warrants issued	3,540,760	3.75 - 3.78	4
Warrants exercised	(147,062)	1.50	5
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, March 31, 2007	5,701,551	$1.50 – 3.78	2 - 5

Warrants exercisable at March 31, 2007	5,701,551	$1.50 – 3.78	2 - 5

The table above summarizes investor warrant activity and warrants issued in connection with the reverse merger transaction. It does not include warrants issued to employees and consultants described and included under “Option Activity” above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended March 31, 2007. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2006 Annual Report and other reports and documents we file with the United States Securities and Exchange Commission (SEC). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other section of this Item 2 and this report.

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

•

accelerate the development and sales of Innercool’s endovascular patient temperature modulation system and, at the same time, broaden and expand our technology into other medical indications and applications;

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

We plan to continue to build our business through internal development and external acquisitions. As an emerging public company, we have initially focused on acquiring undervalued opportunities having unrealized value but which we believe have potential for significant future growth and development or partnering prospects when combined with the skills and perspectives of our experienced management team.

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

More detailed information about our products, product candidates and our intended efforts to develop our products is included in our 2006 Annual Report.

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

Our significant accounting policies are described under Item 7 of our 2006 Annual Report and in the notes to the financial statements included in this report.

Results of Operations

The $270,000 increase in revenues and $193,000 increase in cost of goods sold were due primarily to our acquisition of Innercool Therapies, Inc. and its Celsius Control System in March 2006. Before March 2006, we had no products available for sale or use. Thus, the amounts for the three months ended March 31, 2006, reflect less than one month of revenues and cost of goods sold. As of March 31, 2007, a significant portion of our revenues resulted from the sale of Innercool Therapies’ products. Tissue Repair Company received grant revenue of $40,000.

Research and development expenses increased $3.2 million from the comparable quarter last year due primarily to our efforts to advance our lead product candidate, Generx, to a Phase 3 clinical trial (AWARE), to develop and launch a next-generation console for the Celsius Control System, and to advance our Excellarate product candidate acquired in the Tissue Repair Company acquisition to a Phase 2b clinical study. Because we did not acquire Innercool Therapies and its Celsius Control System until March 2006, research and development expenses for the quarter ended March 31, 2006 include only one month of expenses related to Innercool Therapies and the development of its products. Similarly, due to the timing of the Tissue Repair Company acquisition in August 2006, research and development expenses for the quarter ended March 31, 2006 do not include any expenses related to the development of Tissue Repair Company’s products.

The $126,000 decrease in selling, general and administrative expenses from the comparable quarter last year was due in part to a reclassification of expenses related to our clinical staff. In the first half of 2006, we classified our clinical staff as general and administrative expense, as they were then focused on the technology transfer from Schering AG Group, Germany. As they have transitioned to development activities and clinical studies for our product candidates, we now include the related expenses in research and development. The decrease in selling, general and administrative expenses due to the reclassification was significantly offset by incremental selling, general and administrative expenses related to our acquisitions of Innercool Therapies and Tissue Repair Company.

In connection with our acquisition of Innercool Therapies, we recorded patented technology and other intangibles. The $156,000 increase in amortization is due to the timing of our acquisition of Innercool Therapies in March 2006.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. The $133,000 decrease in interest income is directly related to the decrease in cash available for investment as we used the proceeds from our October 2005 private placement to fund operations, partially offset by the investment of the proceeds received from the private placement we completed in March 2007.

Liquidity and Capital Resources

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sale of our common stock. Net cash provided by financing activities was $20,158,677 for the three months ended March 31, 2007, and was from proceeds we received from the sale of our common stock, net of issuance costs. Net cash used in operating activities was $6,092,408 for the three months ended March 31, 2007 compared to $2,315,588 in the comparable period in the prior year. The increase in net cash used in operating activities was due primarily to an increase in expenditures for research and development and the spending associated with adding Innercool Therapies and Tissue Repair Company to our Company. During the three months ended March 31, 2007, we purchased $219,766 of property and equipment.

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. As a result, we anticipate that the negative cash flow from operations will continue. On March 9, 2007, we completed a private placement of our common stock that resulted in net proceeds to the Company of approximately $20 million. As of March 31, 2007, we had $19,800,000 in cash and cash equivalents. As a result, we believe we have sufficient funds available to fund our operations for the next 12 months. However, the amount and timing of future cash requirements will depend on the amount and rate at which resources are applied to clinical trials and other activities associated with researching, developing, manufacturing, commercializing and supporting our products and product candidates, which could lead to our cash resources being consumed sooner than currently expected. If we do not have sufficient cash to maintain operations and fund planned programs, we would either need to reduce or slow our expenditures, which could cause a delay in the implementation or accomplishment of one or more components of our operation described above, or seek additional financing through the sale of equity securities, debt financing, and/or strategic licensing agreements. Any additional capital may not be available on terms that are desirable or acceptable to us, or at all.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors. We do have operating lease obligations of $2,443,369 extending through 2011.

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part II and elsewhere in this report and in our 2006 Annual Report, as well as in other reports and documents we file with the SEC.

Unless the context requires otherwise, all references in this report to the “Company,” “Cardium,” “we,” “our,” and “us” refer to Cardium Therapeutics, Inc. and, as applicable, Innercool Therapies, Inc., and Tissue Repair Company, each a wholly-owned subsidiary of Cardium.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a limited level of market risk, which is the potential loss arising from adverse changes in market rates and prices, such as interest rates, due to the investment of our available cash in various instruments. The goal of our investment activities is to preserve principal while seeking to increase income received on our investments without significantly increasing risk. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair value of our investments. We generally do not, however, enter into derivatives or other financial instruments for trading or speculative purposes or to otherwise manage our exposure to interest rate changes. Generally, we seek to limit our exposure to risk by investing substantially in short-term, investment grade securities, such as commercial paper, certificates of deposit and money market funds. The amount of interest income we receive on our investments will vary with changes in the general level of interest rates in the United States, generally decreasing as interest rates decrease and increasing as interest rates increase.

While we cannot predict with any certainty our future exposure to fluctuations in interest rates or other market risks or the impact, if any, such fluctuations may have on our future business, consolidated financial condition, results of operations or cash flows, due to the short-term, investment grade nature of our investments, we do not believe our exposure to market risk is material.

ITEM 4. CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended March 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

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

As of May 10, 2007, neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. We anticipate, however, that we will be regularly engaged in various patent prosecution and related matters in connection with the technology we develop and/or license. To the extent we are not successful in defending against any adverse claims concerning our technology, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2006 Annual Report. You should carefully consider the risks described under Item 6 of our 2006 Annual Report, as well as the other information in our 2006 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Report on Form 8-K filed with the SEC on March 6, 2007, during the three months ended March 31, 2007, we did not sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
2.1	Agreement and Plan of Merger dated as of October 19, 2005 and effective as of October 20, 2005, by and among Aries Ventures Inc., Aries Acquisition Corporation and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.2	Certificate of Merger of Domestic Corporation as filed with the Delaware Secretary of State on October 20, 2005	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.3	Agreement and Plan of Merger dated January 17, 2006, between Aries Ventures Inc. and Cardium Therapeutics, Inc.	Exhibit 2.4 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

2.4	Certificate of Merger, as filed with the Delaware Secretary of State on January 17, 2006	Exhibit 2.5 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(i)	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(ii)	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.1	Form of Warrant issued to Lead Investors and Mark Zucker	Exhibit 4.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

4.2	Form of Warrant issued to employees and consultants of Innercool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

4.3	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

4.4	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.5	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.6	Form of Warrant issued to purchasers in 2007 private financing	Exhibit 4.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

4.7	Form of Warrant issued to Oppenheimer & Co. Inc. as Placement Agent in 2007 financing	Exhibit 4.7 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of Aries’ Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.11	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.12	Office Lease between Cardium and Kilroy Realty, L.P. dated as of September 30, 2005 and commencing on November 1, 2005	Exhibit 10.12 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.13	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.14	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.15	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.16	Placement Agency Agreement dated July 1, 2005 by and between Cardium Therapeutics, Inc. and National Securities Corporation	Exhibit 1.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.17	Asset Purchase Agreement dated as of March 8, 2006, by and among Cardium Therapeutics, Inc., Innercool Therapies, Inc. (a Delaware corporation), and Innercool Therapies, Inc. (a California corporation) (without schedules)	Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

10.18	Production Service Agreement effective as of January 24, 2006, by and between Molecular Medicine Bioservices, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.18 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.19	Executive Employment Agreement dated March 8, 2006 by and between Innercool Therapies, Inc. and Michael Magers*	Exhibit 10.19 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.20	Master License Agreement effective as of December 1, 1999, by and between SurModics, Inc. and Innercool Therapies, Inc.	Exhibit 10.20 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.21	Lease dated August 12, 1997, by and between R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord) and Copper Mountain Networks, Inc. (as tenant)	Exhibit 10.21 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.22	Lease Amendment No. 1 effective as of August 1, 1999, by and among R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord), Copper Mountain Networks, Inc. (as tenant), and Neurothermia, Inc. (as assignee)	Exhibit 10.22 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.23	Assignment, Assumption and Consent effective as of October 2, 1999, by and among Copper Mountain Networks, Inc., Neurothermia, Inc., and R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust	Exhibit 10.23 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.24	Lease Amendment No. 2 effective as of October 16, 2002, by and between E.G. Sirrah, LLC, as successor-in-interest to R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust, and Innercool Therapies, Inc. (formerly known as Neurothermia, Inc.)	Exhibit 10.24 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.25	Sublease dated August 30, 2005, by and between Innercool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.25 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.26	Asset Purchase Agreement dated as of August 11, 2006, by and among Cardium Therapeutics, Inc., Cardium Biologics, Inc. (a Delaware corporation), and Tissue Repair Company (a Delaware corporation)	Exhibit 10.26 of our Current Report on Form 8-K dated August 11, 2006, filed with the commission on August 15, 2006

10.27	Form of Securities Purchase Agreement, dated March 6, 2007, by an between Cardium Therapeutics, Inc. and each purchaser in 2007 private financing (agreements on substantially this form were signed by each purchaser in the financing)	Exhibit 10.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.28	Form of Lock-Up Agreement executed by each executive officer and director of Cardium Therapeutics, Inc. in connection with 2007 private financing	Exhibit 10.2 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.29	Placement Agent Agreement dated November 1, 2006, by and between Cardium Therapeutics, Inc. and Oppenheimer & Co. Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.30	Office Lease dated as of September 16, 2006 and commencing on January 20, 2007, by and between Cardium Therapeutics, Inc. and Jaguar Properties, L.L.C.	Exhibit 10.30 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.31	Amendment 1 effective on October 31, 2006, to Sublease dated August 30, 2005, by and between Innercool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.31 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.32	Amendment 2 effective as of January 2, 2007, to Sublease dated August 30, 2005, by and between Innercool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.32 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.33	Michigan License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated July 13, 1995	Exhibit 10.33 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.34	Amendment to License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated August 10, 1995	Exhibit 10.34 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.35	Second Amendment to the Michigan License agreement between the Regents of the University of Michigan and Selective Genetics, Inc. dated February 1, 2004	Exhibit 10.35 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.36	Third Amendment to Michigan License Agreement between the Regents of the University of Michigan, and Tissue Repair Company, and Cardium Biologics Inc. dated August 10, 2006	Exhibit 10.36 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.37	First Amendment to Lease Agreement between Cardium Therapeutics, Inc. and Kilroy Realty, L.P. dated February 15, 2007	Filed herewith

10.38	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Filed herewith

10.39	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007

CARDIUM THERAPEUTICS, INC.

By:	/s/ Dennis M. Mulroy
Dennis M. Mulroy, Chief Financial Officer

Mr. Mulroy is the principal financial officer of Cardium Therapeutics, Inc. and has been duly authorized to sign on its behalf.