Form 10-Q
period 2007-06-30
Cardium Therapeutics, Inc.
filed 2007-08-14
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

001-33635

(Commission file number)

CARDIUM THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0075787
(State of incorporation)	(IRS Employer Identification No.)

3611 Valley Centre Drive, Suite 525 San Diego, California 92130	(858) 436-1000
(Address of principal executive offices)	(Registrant's telephone number)

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

Indicate by check mark whether Cardium is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

As of August 10, 2007 40,926,254 shares of Cardium's common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,045,579	$5,931,123
Accounts receivable	171,597	275,590
Inventory	1,129,636	857,034
Prepaid expenses	418,623	654,448

Total current assets	16,765,435	7,718,195

Property and equipment, net	1,416,344	791,277
Patented technology, net	4,935,570	5,327,648
Intangibles, net	206,330	228,338
Deposits	150,139	51,965

Total assets	$23,473,818	$14,117,423

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,259,030	$989,021
Accrued liabilities	1,014,988	1,975,047

Total liabilities	3,274,018	2,964,068

Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 40,926,254 at June 30, 2007 and 32,190,804 at December 31, 2006	4,093	3,218
Additional paid-in capital	56,475,557	35,188,957
Deficit accumulated during development stage	(36,279,850)	(24,038,820)

Total stockholders' equity	20,199,800	11,153,355

Total liabilities and stockholders' equity	$23,473,818	$14,117,423

See accompanying notes, which are an integral part of these financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2007
	2007	2006	2007	2006
Revenues	$229,472	$209,438	$538,803	$248,780	$1,294,940

Cost of goods sold	258,177	228,490	504,742	281,818	1,458,936

Gross (loss) profit	(28,705)	(19,052)	34,061	(33,038)	(163,996)

Operating expenses

Research and development	3,415,213	423,175	6,658,079	466,513	19,042,403
Selling, general and administrative	2,978,448	3,134,600	5,517,549	5,800,021	17,163,328
Amortization - intangibles	207,043	207,575	414,086	258,902	1,087,316

Total operating expenses	6,600,704	3,765,350	12,589,714	6,525,436	37,293,047

Interest income	228,228	211,364	314,623	431,145	1,177,193

Net loss	$(6,401,181)	$(3,573,038)	$(12,241,030)	$(6,127,329)	$(36,279,850)

Loss per common share
Net loss per common share – basic and diluted	$(0.16)	$(0.11)	$(0.33)	$(0.20)

Weighted average shares outstanding - basic and diluted	40,914,902	31,750,138	37,656,592	30,824,556

See accompanying notes, which are an integral part of these financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Period from December 22, 2003 (Inception) To June 30, 2007
	2007	2006
Cash Flows From Operating Activities
Net loss	$(12,241,030)	$(6,127,329)	$(36,279,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,500	97,162	435,187
Amortization - intangibles	414,086	258,902	1,087,316
Common stock issued for services and reimbursement of expenses	—	—	41,500
Stock based compensation expense	1,160,801	715,102	2,795,607
In-process purchased technology	—	—	1,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	103,993	3,971	4,997
Inventory	(272,602)	(92,625)	(1,032,972)
Prepaid expenses	235,825	(86,371)	(400,075)
Deposits	(98,174)	(22,324)	(123,478)
Accounts payable	1,270,009	118,652	2,210,600
Accrued liabilities	(960,059)	(219,184)	111,337

Net cash used in operating activities	(10,211,651)	(5,354,044)	(30,122,302)

Cash Flows From Investing Activities

In-process technology purchased from Tissue Repair Company	—	—	(1,000,000)
Purchases of property and equipment	(800,567)	(171,731)	(1,651,462)

Net cash used in investing activities	(800,567)	(171,731)	(2,651,462)

Cash Flows From Financing Activities

Proceeds from officer loan	—	—	62,882
Cash acquired in a merger or an acquisition	—	51,800	1,551,800
Proceeds from the exercise of warrants, net	(3)	—	498,595
Proceeds from the sale of common stock, net	20,126,677	—	45,706,066

Net cash provided by financing activities	20,126,674	51,800	47,819,343

Net increase (decrease) in cash and cash equivalents	9,114,456	(5,473,975)	15,045,579
Cash and cash equivalents at beginning of period	5,931,123	21,787,869	—

Cash and cash equivalents at end of period	$15,045,579	$16,313,894	$15,045,579

Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000

Common stock issued for services	$—	$—	$62,882
Net assets acquired for the issuance of common stock (exclusive of cash)	$—	$5,824,000	$5,824,000

See accompanying notes, which are an integral part of these financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Operations and Liquidity

Operations

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was organized in Delaware in December 2003. We are a medical technology company primarily focused on the development, manufacture and sale of innovative products for cardiovascular and related indications. We have initially focused on acquiring “fallen angel” opportunities having potential unrealized value. In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group, Germany, which we plan to develop as cardiovascular-directed growth factor therapeutics for potential use by interventional cardiologists as a one-time treatment to promote and stimulate the growth of collateral circulation in the hearts of patients with ischemic conditions such as recurrent angina. In March 2006, we acquired the technologies and products of Innercool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia, or patient temperature modulation, whose systems and products are designed to rapidly and controllably cool the body to reduce cell death and damage following acute ischemic events such as cardiac arrest and stroke, and to potentially lessen or prevent associated injuries such as adverse neurologic outcomes. In August 2006, we acquired rights to the assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose product candidate, ExcellarateTM is initially being developed as a single administration for the treatment of non-healing, neuropathic diabetic foot ulcers. Innercool Therapies and Tissue Repair Company are each operated as a wholly-owned subsidiary of Cardium.

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

On March 9, 2007, we closed a private placement of 8,636,000 shares of common stock at a purchase price of $2.50 per share and received net proceeds of $20,126,677. Investors received five-year warrants to buy up to 35% of the number of shares of common stock purchased in the private placement, at an exercise price of $3.75 per share. Warrants to purchase approximately 3,022,600 shares of common stock, in the aggregate, were issued to such investors.

Liquidity

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. As a result, we anticipate that the negative cash flow from operations will continue. On March 9, 2007, we completed a private placement of our common stock that resulted in net proceeds to the Company of approximately $20 million. As of June 30, 2007, we had $15,046,000 in cash and cash equivalents. We believe we would be able to fund required operations for the next twelve months; however, we would also like to accelerate the study of our

Generx and Excellarate product candidates and at the same time actively promote the upcoming launches of InnerCool’s CoolBlue and RapidBlue product lines, for which we plan to raise additional financing through the sale of equity securities, debt financing and/or strategic licensing agreements. Such additional financing may not be available on terms that are desirable or acceptable to us, or at all. If we do not raise such funds, we will not be able to accelerate our product development activities. This may negatively impact our business plans.

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the accompanying condensed consolidated financial statements and these notes, which are an integral part of the financial statements, in conjunction with our audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 ("2006 Annual Report"). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2006 Annual Report unless otherwise noted below.

Loss Per Common Share

We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted earnings per share.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three and six months ended June 30, 2007 and 2006 because we incurred a loss during such periods and thus their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. The common stock issued and outstanding with respect to the stockholders of Aries has been included since October 20, 2005, the effective date of the reverse merger.

Potentially dilutive securities not included in diluted loss per common share consisted of outstanding stock options and warrants to acquire 11,173,533 and 7,005,319 shares as of June 30, 2007 and 2006, respectively.

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

We recognize stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. Total stock-based compensation expense included in the condensed consolidated statements of operations was $545,965 and $1,160,801 for the three and six months ended June 30, 2007, respectively. $530,486 was recorded as a component of research and development expenses and $630,315 was recorded as a component of general and administrative expenses. For the three and six months ended June 30, 2006, total stock-based compensation expense included in the condensed consolidated statements of operations was $438,031 and $715,102, respectively, and was recorded as a component of general and administrative expense. As of June 30, 2007, the Company had $4,690,442 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period July 2007 through June 2016.

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

	For the Three Months Ended June 30,
	2007	2006
Dividend yield	0%	0%
Expected life (years)	5.25	5.25
Risk-free interest rate	4.75%	5.00%
Volatility	76%	66%

	For the Six Months Ended June 30,
	2007	2006
Dividend yield	0%	0%
Expected life (years)	5.25	5.25
Risk-free interest rate	4.75%	4.67%
Volatility	76%	66%

Income Taxes

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

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net.” Penalties, if incurred, would be recognized as a component of “General and administrative” expenses.

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $ 14 million as of June 30, 2007, primarily relating to net operating loss carryforwards of approximately $ 33 million (which excludes net operating losses of $71 million that represent pre merger losses for which the use of these losses is limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended), available to offset future taxable income through 2027.

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

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 3. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2007	December 31, 2006
Computer and telecommunication equipment	$577,458	$528,447
Machinery and equipment	333,119	135,225
Office equipment	27,595	27,595
Instrumentation	104,553	84,000
Construction in progress	524,734	—
Office furniture and equipment	284,073	275,697

	1,851,532	1,050,964
Accumulated depreciation and amortization	(435,188)	(259,687)

Property and equipment, net	$1,416,344	$791,277

Depreciation and amortization of property and equipment totaled $93,888 and $175,500 for the three and six months ended June 30, 2007, respectively. For the three and six month ended June 30, 2006 depreciation of property and equipment totaled $60,988 and $97,162, respectively, and $435,187 for the period from December 22, 2003 (date of inception) through June 30, 2007.

Note 4. Accrued Liabilities

Accrued Liabilities consisted of the following:

	June 30, 2007	December 31, 2006
Accrued consulting expense	$—	$37,500
Accrued legal expenses	72,226	70,933
Accrued expenses other	484,857	462,470
Accrued payroll and benefits	457,905	1,404,144

Total	$1,014,988	$1,975,047

Note 5. Employment Agreements

The two executive founders of Cardium entered into formal two-year employment agreements with the Company on October 20, 2005. The agreements provided for their combined base annual compensation in an amount initially equal to $675,000, as such amount may be adjusted from time to time by the Company's Board of Directors. Effective as of March 16, 2007, the Compensation Committee of the Board of Directors approved an increase in their combined base annual compensation to $708,750. In the event a founder is terminated without cause, the founder shall be entitled to severance pay in an amount equal to the greater of the remaining term of the contract, or one year.

Note 6. Stockholders' Equity

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

During the six months ended June 30, 2007, 235,000 options or warrants were issued to employees, non-employee directors or consultants of the Company.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, which are included below, during the six months ended June 30, 2007:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance outstanding, December 31, 2006	5,304,000	$2.27	8.4	—
Granted	235,000	2.95	6.8	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	(37,050)	2.36	—	—

Balance outstanding, June 30, 2007	5,501,950	$2.17	7.8	$1,819,043

Exercisable, June 30, 2007	1,961,967	2.18

The following is a summary of unvested options and warrants as of June 30, 2007, and changes during the six months ended June 30, 2007.

	Number of Options or Warrants	Weighted Average Grant Date Fair Value
Unvested balance outstanding, December 31, 2006	4,234,053	$1.40
Granted	235,000	2.95
Vested	(892,020)	1.63
Expired	—	—
Cancelled	(37,050)	2.36

Unvested balance outstanding, June 30, 2007	3,539,983	$1.33

Warrants

On March 9, 2007, we closed a private placement of 8,636,000 shares of common stock at a purchase price of $2.50 per share and received net proceeds of $20,126,677. Investors received five-year warrants to buy up to 35% of the number of shares of common stock purchased in the private placement, at an exercise price of $3.75 per share. Warrants to purchase approximately 3,022,600 shares of common stock, in the aggregate, were issued to such investors. In addition, a five-year warrant to purchase 518,160 shares of our common stock was issued to the placement agent at an exercise price of $ 3.78 per share.

The following table summarizes warrant activity for the six months ended June 30, 2007:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2006	2,307,853	$1.50 -$1.75	2 - 4
Warrants issued	3,540,760	3.75 - 3.78	4
Warrants exercised	(177,030)	1.50	5
Warrants expired	—	—	—
Warrants cancelled	—	1.50	5

Balance outstanding, June 30, 2007	5,671,583	$1.50 – 3.78	2 - 5

Warrants exercisable at June 30, 2007	5,671,583	$1.50 – 3.78	2 - 5

The table above does not include warrants issued to employees and consultants described and included under “Option Activity" above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended June 30, 2007. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2006 Annual Report and other reports and documents we file with the United States Securities and Exchange Commission (SEC). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

We are a medical technology company primarily focused on the development and commercialization of novel biologic therapeutics and medical devices for cardiovascular and ischemic disease. Building upon our core products and product candidates, our strategic goal is to develop a portfolio of medical products at various stages of development and secure additional financial resources to commercialize these products in a timely and effective manner. The key elements of our strategy are to:

•	advance the Phase 3 AWARE clinical study for Generx;

•	initiate a Phase 2b clinical study for Excellarate in the second half of 2007;

•

accelerate the development and sales of Innercool’s endovascular patient temperature modulation system and, at the same time, broaden and expand our therapeutic hypothermia technology into other medical indications and applications;

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

Results of Operations

Revenues for the three months ended June 30, 2007 were $229,000 compared to revenues of $209,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007 revenues were $539,000 compared to revenues for the six months ended June 30, 2006 of $249,000. The increase in sales for the six months of 2007 when compared to the same period last year was primarily due to our acquisition of Innercool Therapies, Inc. and its Celsius Control System in March 2006. Before March 2006, we had no products available for sale or use. Thus, the amounts for the six months ended June 30, 2006, reflect only four month of revenues. Cost of goods sold for the three months ended June 30, 2007 were $258,000 compared to $228,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007 cost of goods sold were $505,000 compared to $282,000 for the six months ended June 30, 2006. The increase in the cost of goods sold is directly related to the increase in revenues from the Innercool Therapies products which currently account for a significant portion of our revenues. Tissue Repair Company generated $75,000 in grant revenue during the six month period ended June 30, 2007.

Research and development expenses for the three months ended June 30, 2007 were $3,415,000 compared to $423,000 for the same period last year. For the six months ended June 30, 2007 and 2006 research and development costs were $6,658,000 and $467,000, respectively. The increase of $6.2 million over the same six month period last year was primarily due to our efforts to advance our lead product candidate, Generx, to a Phase 3 clinical trial (AWARE), to develop and launch a next-generation console for the Celsius Control System, and to advance our Excellarate product candidate acquired in the Tissue Repair Company acquisition to a Phase 2b clinical study. In the first half of 2006, we classified our clinical staff as general and administrative expense, as they were then focused on the technology transfer from Schering AG Group, Germany. As they have transitioned to development activities and clinical studies for our product candidates, we now include their related expenses in research and development. Because we did not acquire Innercool Therapies and its Celsius Control System until March 2006, research and development expenses for the six months ended June 30, 2006 include only four months of expenses related to Innercool Therapies and the development of its products. Similarly, due to the timing of the Tissue Repair Company acquisition in August 2006, research and development expenses for the three and six months ended June 30, 2006 do not include any expenses related to the development of Tissue Repair Company's products.

Selling, general and administrative expenses for the three months ended June 30, 2007 were $2,978,000 compared to $3,135,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007 and 2006 selling, general and administrative expenses were $5,518,000 and $5,800,000, respectively. The $282,000 decrease in selling, general and administrative expenses from the comparable six month period last year was due in part to a classification of expenses related to our clinical staff as general and administrative expense, as described above; which was significantly offset by incremental selling, general and administrative expenses related to our acquisitions of Innercool Therapies and Tissue Repair Company.

Amortization of intangibles for the three months ended June 30, 2007 was $207,000, no change from the $207,000 of amortization recorded in the three months ended June 30, 2006. Amortization expense for the six months ended June 30, 2007 and 2006 was $414,000 and $259,000, respectively. The increase of $155,000 for the six months ended June 30, 2007 compared to the previous year was in connection with our acquisition of Innercool Therapies as we recorded patented technology and other intangibles and is due to the timing of our acquisition of Innercool Therapies in March 2006.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended June 30, 2007 was $228,000 compared to $211,000 for the same three month period last year. For the six months ended June 30, 2007 interest income was $315,000 compared to $431,000 for the six months ended June 30, 2006. The $116,000 decrease in interest income for the six months when compared to the same period last year is directly related to the decrease in cash available for investment as we used the proceeds from our October 2005 private placement to fund operations, partially offset by the investment of the proceeds received from the private placement we completed in March 2007.

Liquidity and Capital Resources

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sale of our common stock. Net cash provided by financing activities was $20,127,000 for the six months ended June 30, 2007, and was from proceeds we received from the sale of our common stock, net of issuance costs. Net cash used in operating activities was $10,212,000 for the six months ended June 30, 2007 compared to $5,354,000 for the same six month period last year. The increase in net cash used in operating activities was due primarily to an increase in expenditures for research and development and the spending associated with adding Innercool Therapies and Tissue Repair Company to our Company. During the six months ended June 30, 2007, we purchased $801,000 of property and equipment and leasehold improvements for our new Tech Center facility.

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. As a result, we anticipate that the negative cash flow from operations will continue. On March 9, 2007, we completed a private placement of our common stock that resulted in net proceeds to the Company of approximately $20 million. As of June 30, 2007, we had $15,046,000 in cash and cash equivalents. We believe we would be able to fund required operations for the next twelve months; however, we would also like to accelerate the study of our Generx and Excellarate product candidates and at the same time actively promote the upcoming launches of InnerCool’s CoolBlue and RapidBlue product lines, for which we plan to raise additional financing through the sale of equity securities, debt financing and/or strategic licensing agreements. Such additional financing may not be available on terms that are desirable or acceptable to us, or at all. If we do not raise such funds, we will not be able to accelerate our product development activities. This may negatively impact our business plans.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors. We do have operating lease obligations of $2,249,329 extending through 2011.

Special Note About Forward-Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including our ability to fund future operations;

•	the timing, conduct and outcome of discussions with regulatory agencies, regulatory submissions and clinical trials;

•	the performance of Innercool’s Celsius Control SystemTM, GenerxTM, ExcellarateTM and other product candidates and their potential to attract development partners and/or generate revenues;

•	our beliefs and opinions about the safety and efficacy of our products and product candidates and the results of our clinical studies and trials;

•	the development or commercialization of competitive products or medical procedures;

•	our development of new products and product candidates;

•	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of litigation matters;

•	our intellectual property rights and those of others, including actual or potential competitors;

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended June 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

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

As of August 10, 2007, neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. We anticipate, however, that we will be regularly engaged in various patent prosecution and related matters in connection with the technology we develop and/or license. To the extent we are not successful in defending against any adverse claims concerning our technology, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources.

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

During the quarterly period ended June 30, 2007, we did not sell any unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 6, 2007. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of two Class I directors to serve until the next annual meeting of stockholders held to elect Class I directors and until their respective successors are elected and qualified:
Edward Gabrielson	23,241,871	34,200	—	—	—
Lon Otremba	23,241,871	34,200	—	—	—

Ratification of the selection of Marcum & Kliegman LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007	23,259,404	—	—	16,667	—

In accordance with the terms set forth in the proxy statement related to the solicitation of proxies for use at the annual meeting, an abstention from voting was used for the purpose of establishing a quorum, and was considered a vote "against" a proposal. A broker non-vote was also used for the purpose of establishing a quorum, but was not otherwise counted in the voting process. The named directors and the above matter were each approved by the stockholders at the annual meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
2.1	Agreement and Plan of Merger dated as of October 19, 2005 and effective as of October 20, 2005, by and among Aries Ventures Inc., Aries Acquisition Corporation and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.2	Certificate of Merger of Domestic Corporation as filed with the Delaware Secretary of State on October 20, 2005	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.3	Agreement and Plan of Merger dated January 17, 2006, between Aries Ventures Inc. and Cardium Therapeutics, Inc.	Exhibit 2.4 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

2.4	Certificate of Merger, as filed with the Delaware Secretary of State on January 17, 2006	Exhibit 2.5 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(i)	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(ii)	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.1	Form of Warrant issued to Lead Investors and Mark Zucker	Exhibit 4.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

4.2	Form of Warrant issued to employees and consultants of Innercool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

4.3	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

4.4	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.5	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.6	Form of Warrant issued to purchasers in 2007 private financing	Exhibit 4.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

4.7	Form of Warrant issued to Oppenheimer & Co. Inc. as Placement Agent in 2007 financing	Exhibit 4.7 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of Aries’ Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.11	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.12	Office Lease between Cardium and Kilroy Realty, L.P. dated as of September 30, 2005 and commencing on November 1, 2005	Exhibit 10.12 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.13	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.14	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.15	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.16	Placement Agency Agreement dated July 1, 2005 by and between Cardium Therapeutics, Inc. and National Securities Corporation	Exhibit 1.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.17	Asset Purchase Agreement dated as of March 8, 2006, by and among Cardium Therapeutics, Inc., Innercool Therapies, Inc. (a Delaware corporation), and Innercool Therapies, Inc. (a California corporation) (without schedules)	Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

10.18	Production Service Agreement effective as of January 24, 2006, by and between Molecular Medicine Bioservices, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.18 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.19	Executive Employment Agreement dated March 8, 2006 by and between Innercool Therapies, Inc. and Michael Magers*	Exhibit 10.19 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.20	Master License Agreement effective as of December 1, 1999, by and between SurModics, Inc. and Innercool Therapies, Inc.	Exhibit 10.20 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.21	Lease dated August 12, 1997, by and between R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord) and Copper Mountain Networks, Inc. (as tenant)	Exhibit 10.21 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.22	Lease Amendment No. 1 effective as of August 1, 1999, by and among R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord), Copper Mountain Networks, Inc. (as tenant), and Neurothermia, Inc. (as assignee)	Exhibit 10.22 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.23	Assignment, Assumption and Consent effective as of October 2, 1999, by and among Copper Mountain Networks, Inc., Neurothermia, Inc., and R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust	Exhibit 10.23 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.24	Lease Amendment No. 2 effective as of October 16, 2002, by and between E.G. Sirrah, LLC, as successor-in-interest to R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust, and Innercool Therapies, Inc. (formerly known as Neurothermia, Inc.)	Exhibit 10.24 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.25	Sublease dated August 30, 2005, by and between Innercool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.25 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.26	Asset Purchase Agreement dated as of August 11, 2006, by and among Cardium Therapeutics, Inc., Cardium Biologics, Inc. (a Delaware corporation), and Tissue Repair Company (a Delaware corporation)	Exhibit 10.26 of our Current Report on Form 8-K dated August 11, 2006, filed with the commission on August 15, 2006

10.27	Form of Securities Purchase Agreement, dated March 6, 2007, by an between Cardium Therapeutics, Inc. and each purchaser in 2007 private financing (agreements on substantially this form were signed by each purchaser in the financing)	Exhibit 10.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.28	Form of Lock-Up Agreement executed by each executive officer and director of Cardium Therapeutics, Inc. in connection with 2007 private financing	Exhibit 10.2 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.29	Placement Agent Agreement dated November 1, 2006, by and between Cardium Therapeutics, Inc. and Oppenheimer & Co. Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.30	Office Lease dated as of September 16, 2006 and commencing on January 20, 2007, by and between Cardium Therapeutics, Inc. and Jaguar Properties, L.L.C.	Exhibit 10.30 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.31	Amendment 1 effective on October 31, 2006, to Sublease dated August 30, 2005, by and between Innercool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.31 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.32	Amendment 2 effective as of January 2, 2007, to Sublease dated August 30, 2005, by and between Innercool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.32 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.33	Michigan License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated July 13, 1995	Exhibit 10.33 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.34	Amendment to License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated August 10, 1995	Exhibit 10.34 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.35	Second Amendment to the Michigan License agreement between the Regents of the University of Michigan and Selective Genetics, Inc. dated February 1, 2004	Exhibit 10.35 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.36	Third Amendment to Michigan License Agreement between the Regents of the University of Michigan, and Tissue Repair Company, and Cardium Biologics Inc. dated August 10, 2006	Exhibit 10.36 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.37	First Amendment to Lease Agreement between Cardium Therapeutics, Inc. and Kilroy Realty, L.P. dated February 15, 2007	Exhibit 10.37 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007

10.38	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007

10.39	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007

CARDIUM THERAPEUTICS, INC.

By:	/s/ Dennis M. Mulroy
Dennis M. Mulroy, Chief Financial Officer

Mr. Mulroy is the principal financial officer of Cardium Therapeutics, Inc. and has been duly authorized to sign on its behalf.