Form 10-K
period 2007-12-31
Cardium Therapeutics, Inc.
filed 2008-03-14
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

001-33635

(Commission file number)

CARDIUM THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0075787
(State of incorporation)	(IRS Employer Identification No.)

3611 Valley Centre Drive, Suite 525 San Diego, California 92130	(858) 436-1000
(Address of principal executive offices)	(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value per share	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if Cardium Therapeutics, Inc. (Cardium) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if Cardium is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether Cardium (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Cardium was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Cardium’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether Cardium is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether Cardium is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of Cardium's common stock held by non-affiliates of Cardium as of the last business day of Cardium’s most recently completed second quarter (June 29, 2007) was approximately $83,085,340 (based on the closing sale price of $2.50 reported by AMEX on June 29, 2007). For this purpose, all of Cardium’s officers and directors and their affiliates were assumed to be affiliates of Cardium.

As of March 10, 2008, 43,615,291 shares of Cardium’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of Cardium’s definitive proxy statement for its Annual Meeting of Stockholders to be held June 5, 2008, to be filed on or before April 29, 2008.

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

•

the performance of GenerxTM, Innercool Therapies' Celsius Control SystemTM and RapidBlueTM and CoolBlueTM systems, ExcellarateTM, and other product candidates and their potential to attract development partners and/or generate revenues;

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

•	our personnel, consultants and collaborators;

•	operations outside the United States;

•	current and future economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	management's goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (SEC).

Unless the context requires otherwise, all references in this report to the “Company,” “Cardium,” “we,” “our,” and “us” refer to Cardium Therapeutics, Inc. and, as applicable, Innercool Therapies, Inc. and Tissue Repair Company, each a wholly-owned subsidiary of Cardium.

PART I

ITEM 1. BUSINESS

Overview

Cardium Therapeutics, Inc. was organized as a Delaware corporation in December 2003. We are a medical technology company primarily focused on the development, manufacture and sale of innovative therapeutic products and devices for cardiovascular, ischemic and related indications. In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group, Germany (now part of Bayer AG), which we plan to develop as cardiovascular-directed growth factor therapeutics for potential use by interventional cardiologists as a one-time treatment to promote and stimulate the growth of collateral circulation in the hearts of patients with ischemic conditions such as recurrent angina. In March 2006, we acquired the technologies and products of Innercool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia, or patient temperature modulation, whose systems and products are designed to rapidly and controllably cool the body to reduce cell death and damage following acute ischemic events such as cardiac arrest and stroke, and to potentially lessen or prevent associated injuries such as adverse neurologic outcomes. In August 2006, we acquired rights to the assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose product candidate, ExcellarateTM, is initially being developed as a single administration for the treatment of non-healing, neuropathic diabetic foot ulcers. Innercool Therapies and Tissue Repair Company are each operated as a wholly-owned subsidiary of Cardium.

We are a development stage company in the initial stage of our operations. We have yet to generate positive cash flows from operations, and are essentially dependent on debt and equity funding to finance our operations. Before October 2005, cash requirements were funded by loans from executive officers. In October 2005, we sold 19,325,651 shares of our common stock in a private placement at a purchase price of $1.50 per share and received net proceeds of $25,542,389. In connection with the private placement, we completed a reverse merger, whereby Cardium merged with a wholly-owned subsidiary of Aries Ventures Inc. (“Aries”), a publicly-traded company. As a result of these transactions, the stockholders of Cardium became the controlling stockholders of Aries. Accordingly, the acquisition of Cardium by Aries was a reverse merger. The historical financial results before the reverse merger on October 20, 2005, are those of Cardium. Aries’ results of operations are included in Cardium’s financial results beginning October 20, 2005.

In January 2006, Aries was merged with and into Cardium with Cardium as the surviving entity and successor issuer to Aries. As a result, we are now in our present form a publicly-traded, Delaware corporation named Cardium Therapeutics, Inc.

We intend to continue to pursue opportunistic acquisitions designed to enhance long-term stockholder value. At the same time, to the extent our technologies and product canidates are advanced and businesses are built-up, further developed and mature, we may consider various corporate development transactions to enhance and monetize stockholder value such as corporate partnerings, spin-out transactions and equity distributions.

Cardium Biologics—Non-Surgical Approaches to Treating Heart Disease

Schering Transaction

In October 2005, we acquired a portfolio of interventional cardiology growth factor therapeutics from Schering AG Group, Germany (Schering). This portfolio included the following three product candidates: (1) Generx (alferminogene tadenovec), a late-stage DNA-based growth factor therapeutic that is being developed as a one-time treatment to promote and stimulate the growth of collateral circulation in the hearts of patients with ischemic conditions such as recurrent angina; (2) Corgentin, a next-generation pre-clinical product candidate and DNA-based therapeutic based on myocardial produced insulin-like growth factor-I, which could be developed for administration in an acute care setting by interventional cardiologists as a treatment for heart attack patients immediately following percutaneous coronary intervention. Corgentin is designed to enhance myocardial healing in and around the infarct zone when used as an adjunct to existing vascular-directed pharmacologic and interventional therapies; and (3) Genvascor, a pre-clinical, DNA-based therapeutic, based on endothelial nitric oxide synthase (eNOS) intended to induce the localized and sustained production of nitric oxide directed at mediating the effects of multiple growth factors to enhance neovascularization and increased blood flow for the treatment of patients with critical limb ischemia due to advanced peripheral arterial occlusive disease.

Incidence of Heart Disease and Angina

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

Of the major interventions performed for treating severe heart disease in the United States, namely percutaneous coronary intervention (PCI or angioplasty) and coronary artery bypass graft (CABG) surgeries, more than one million procedures are performed annually and more than two-thirds of these are performed on men. While angioplasty and stenting or CABG surgeries can be used to mechanically open or surgically bypass blockages of the large epicardial blood vessels that surround the myocardium, neither angioplasty nor CABG are believed to be capable of also addressing blockages or flow limitations affecting the mid-sized to smaller blood vessels that are located deeper within the heart muscle. These deeper blood vessels, which form the underlying coronary “microcirculation,” are directly responsible for conveying oxygenated blood into close proximity with the adjacent heart tissue. In addition, microcirculatory impedance or resistance to flow at the downstream level can contribute substantially to reducing overall blood flow through the myocardium, which may be a contributory cause of ischemia in patients with heart disease. In that regard, many patients continue to experience angina even after surgical and other interventions have been performed to mechanically open or bypass accessible portions of the large upstream blood vessels that initially conduct blood flow into the heart.

Cardiovascular-Directed Growth Factors—Generx™

Generx (alferminogene tadenovec, Ad5FGF-4) is the lead product candidate in a new class of cardiovascular biologics being developed to leverage the body’s natural healing processes in response to repeated ischemic stress (insufficient blood flow and myocardial oxygen supply due to coronary heart disease). The natural biologic response to repeated transient ischemia is angiogenesis, the growth of new collateral blood vessels, which is orchestrated by a complex and not fully understood cascade involving many myocardial-derived growth factors. These newly formed vessels can effectively augment blood flow and oxygen delivery to parts of the patient’s heart downstream from a blockage in a coronary artery. In many patients however, including those with recurrent angina, coronary collateral vessel formation is insufficient to meet the heart’s needs during stress. Currently available anti-anginal drugs, which may provide symptomatic relief, are generally designed to alter the oxygen demand of the heart muscle or dilate vessels to temporarily relieve angina. Generx is an angiogenic therapeutic that is designed to promote the heart’s natural response of collateral growth and to increase blood flow in the microcirculation.

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

We believe that our angiogenic therapeutic approach differs markedly from other potential angiogenic therapies currently at various stages of development, and that our approach offers several advantages over competitors. Our intracoronary delivery technique uses a standard diagnostic catheter, a commonly used tool of all interventional cardiologists. The intracoronary catheter approach also offers the potential for a broader distribution of therapeutic material throughout the heart. Additionally, our delivery method is designed to allow for the use of angiogenic therapy as an adjunctive treatment along with percutaneous intracoronary intervention (angioplasty and stent). Our approach to the treatment of heart disease uses a standard cardiac catheter to gradually infuse an angiogenic adenovector into the coronary circulation. The intracoronary route of delivery is readily accessible from outside of the heart. It also directly supplies the underlying heart muscle, as well as the coronary endothelium, to which adenovectors can bind and from which blood vessels grow in the process of angiogenesis. Cardiac infusion catheters and the intracoronary delivery route are also beneficial because they are routinely used by cardiologists for performing standard diagnostic procedures such as angiography.

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

Generx Clinical Data Meta-Analysis and Phase III Protocol

In June 2006, we reported our recently completed meta-analysis findings of the clinical studies conducted by Schering. Based on this analysis, positive effects following intracoronary angiogenic therapy in both men and women with heart disease were observed. The data was presented at the American Society of Gene Therapy (ASGT) 9th Annual Meeting in Baltimore, Maryland. Timothy D. Henry, M.D., FACC, an interventional cardiologist and Professor of Medicine at the Minneapolis Heart Institute presented the data at a Special Cardiovascular Session entitled Modulating Cardiac Phenotype: From Basic Mechanism to Clinical Trials. As reported, several positive findings emerged from a review of the AGENT clinical data relating to our lead product candidate, Generx (Ad5FGF-4).

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

As reported at the ASGT meeting, there was a statistically significant reduction in anginal severity among the Generx patients compared to placebo at six months as measured by CCS Class (Canadian Cardiovascular Society), a widely used functional assessment for patients experiencing angina pectoris (chest pain associated with heart disease that can severely limit patients’ daily activities). Longer-term patient follow-up showed that the observed improvements with respect to anginal class were maintained even a year after patients had received a one-time infusion of Generx.

It was further reported that among more exercise-limited patients in the AGENT-3 study (including both men and women over 55 who had previously been unable to exercise for more than five minutes on the exercise treadmill test (ETT)), there was a significant improvement in the primary endpoint of ETT duration in the group receiving Generx as compared to the placebo group. These improvements in exercise capacity were statistically significant with respect to the primary endpoint as measured 12 weeks following intracoronary administration, and a subsequent patient follow-up showed the differences between the Generx and placebo groups were even greater after six months.

In addition it was observed that a protocol-specified subgroup analysis by gender in AGENT-3 revealed a significant increase in the primary endpoint of ETT duration among women with angina, an improvement that was also maintained six months after the one-time infusion of Generx. Additional data from the subgroup meta-analysis of all women participating in the AGENT-3 and AGENT-4 clinical studies showed that Generx had a statistically significant effect on improvements in overall exercise treadmill time, time to onset of angina during ETT, exercise time to 1 mm ST-segment depression on electrocardiogram, and CCS Class, each as compared to the placebo control group.

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

Generx Advances to Phase 3 Following Meetings with FDA

In December 2006, we announced that Generx was to be advanced to a Phase 3 clinical trial in women as a potential treatment for myocardial ischemia (insufficient blood flow within the heart muscle), following an end-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA). As reported, Generx is the first and only DNA-based cardiovascular therapeutic to be advanced to Phase 3, and is believed to be the only current Phase 3 product candidate for the potential treatment of stable angina, a chronic medical condition affecting millions of patients in the U.S. and elsewhere.

The potential for Generx to bring about sustained improvements in blood flow and heart function, as compared to medications for symptom relief such as anti-anginals, also led the FDA to indicate that changes on an electrocardiogram (ECG) that are diagnostic of myocardial ischemia would constitute both an objective and acceptable primary efficacy endpoint for a proposed product indication of treating myocardial ischemia. Data from the completed AGENT-3 and AGENT-4 studies indicated that women receiving Generx showed a statistically significant improvement with respect to their ischemia as measured by time to ST segment changes on ECG (the primary efficacy endpoint accepted by the FDA for the Phase 3 study), as well as related improvements in overall ETT, time to onset of angina during ETT, and improvements in angina class, each as compared to the placebo control group.

Following discussions with the FDA, improvements in myocardial blood flow within the affected heart muscle will also be measured directly by SPECT perfusion imaging (single photon emission computed tomography) as a secondary efficacy endpoint. SPECT perfusion was the focus of the AGENT-2 mechanism of action study (Grines et al., JAM Coll Cardiol 2003; 42:1339-47). Improvements in myocardial blood flow observed in the AGENT-2 study, which included both men and women, were similar in magnitude to improvements reported in the literature for patients who have undergone revascularization procedures (coronary artery bypass graft surgery or angioplasty).

This Phase 3 clinical study (AWARE), which we began in the second half of 2007, is a randomized, placebo-controlled, double blind trial in approximately 300 women at multiple medical centers in the U.S. An additional follow-up study of Generx in men with recurrent angina due to myocardial ischemia is expected to commence later. Our therapeutic approach to the treatment of cardiovascular heart disease has been the focus of the most widely-conducted clinical studies for Angiogenic Gene Therapy (AGENT-1 through AGENT-4), which prior to our current study, had involved 663 patients at more than 100 U.S., European and other medical centers.

Additional Product Candidate for Heart Attack—Corgentin [Ad5IGF-I]

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

Additional Product Candidate for Peripheral Vascular Disease—Genvascor [Ad5eNOS]

As part of our acquisition of cardiovascular growth factor therapeutic assets from Schering, we secured the rights to Genvascor, a pre-clinical, DNA-based, endothelial nitric oxide synthase (eNOS) therapeutic. This product candidate is being designed to induce production of nitric oxide directed at mediating the effects of multiple growth factors to enhance neovascularization and increased blood flow for the treatment of patients with critical limb ischemia due to advanced peripheral vascular disease. We may seek to develop additional pre-clinical information through sponsored studies and, if confirmatory, we may consider the further development of Genvascor either alone or through a corporate collaboration.

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

The Excellarate topical gel is designed to stimulate angiogenesis and granulation tissue formation through the recruitment and proliferation of chemotactic cells such as monocytes and fibroblasts, which are necessary for the stimulation of a variety of wound healing processes. Other potential applications for TRC’s Gene Activated Matrix (GAM) technology include therapeutic angiogenesis (cardiovascular ischemia, peripheral arterial disease) and orthopedic products, including hard tissue (bone) and soft tissue (ligament, tendon, and cartilage) repair. We have entered into a contract manufacturing agreement to produce Excellarate for clinical studies, and we initiated the Phase 2b clinical study for Excellarate during the second half of 2007.

Incidence of Chronic Wounds

•	An estimated 12.5 million patients worldwide suffer from chronic wounds with the industrialized countries making up 8 million, of which the U.S. totals approximately 3.7 million.

•	Over 800,000 patients in the U.S. develop diabetic foot ulcers annually.

•	Approximately 1.7 million patients suffer from pressure wounds, 1 million from diabetic foot ulcers and 1 million from venous status ulcers.

•	Diabetic ulcers cost the U.S. healthcare system approximately $5 billion per year with treatment and subsequent lower limb amputations adding an additional $1 billion per year.

•

Of the approximately 15 million diabetic patients, approximately 15 to 20 percent of this patient population will go on to suffer at least one chronic foot ulcer and of those six percent will be hospitalized due to infection or other ulcer-related complications.

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

Tissue Repair Product Candidate—Excellarate™

Excellarate is being developed as a next-generation treatment to leverage the established medical utility of PDGF-B, and to simplify treatment by stimulating the body’s own localized and sustained production of PDGF-B at the wound site over a six to 12-day period following a single dose administration. We believe that a one-time administration, or in more severe cases several once-a-week administrations, of the Excellarate topical gel, which is designed to mediate a sustained cellular-release of PDGF-B at the injury site, could substantially simplify the treatment regimen, thus potentially enhancing patient compliance and improving medical outcomes.

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

Excellarate has been evaluated in an initial multi-center Phase 1-2 clinical trial that evaluated preliminary safety and included an assessment of healing in 15 patients having diabetic foot ulcers that did not heal using conventional techniques. Based on the data obtained, Excellarate appeared to be safe and well tolerated in patients with diabetic foot ulcers. In addition, in the 12 patients that completed the treatment protocol and follow-up, over 80% of the patients exhibited complete closure of previously non-healing wounds by 14 weeks. Single dose applications were administered in 70% of the patients and the remaining patients received a weekly dose application over a four-week period. Based on the prior pre-clinical and toxicology database, and results from the Phase 1-2 clinical study, we advanced Excellarate into a randomized, double-blind, placebo-controlled, multi-center Phase 2b clinical study in the second half of 2007.

InnerCool Therapies—Patient Temperature Modulation for Reducing Ischemic Injury

InnerCool Therapies Transaction and Subsequent Product Development

In March 2006, we acquired the technologies and products of InnerCool Therapies, Inc., a San Diego-based medical technology company in the emerging field of therapeutic hypothermia or patient temperature modulation, which is designed to controllably cool the body in order to reduce cell death and damage following acute ischemic events such as cardiac arrest or stroke, and to potentially lessen or prevent associated injuries such as adverse neurological outcomes, as well as in the management of patients experiencing trauma or fever. Rapid cooling and rewarming of patients can be accomplished from inside the body, using an endovascular catheter which is selectively chilled or warmed. For less acute needs, cooling and rewarming of patients can also be accomplished by surface-based systems which are applied to the outside of the body, such as a vest applied to the upper body. InnerCool’s Celsius Control System™ is a rapid endovascular-based system, which has received regulatory clearance in the U.S., Europe and Australia.

Following the acquisition, we expanded InnerCool’s direct sales force, completed the construction of a new San Diego-based cGMP manufacturing facility, and introduced a new CoolBlue™ surface temperature modulation system. With the introduction of CoolBlue, and our soon to be launched next-generation RapidBlue™ endovascular cooling system, we have positioned InnerCool Therapies as the first and only comprehensive provider of temperature modulation solutions for hospital and medical centers. We plan to accelerate the commercialization of InnerCool’s surface and endovascular temperature modulation systems and broaden and expand its therapeutic hypothermia technology into other medical indications and applications.

Incidence of Ischemic Injuries and Potentially Related Applications

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

Treatment of Acute Ischemic Conditions Using Patient Temperature Modulation

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

Endovascular Temperature Control—the InnerCool Celsius Control System™ and RapidBlue™

Endovascular cooling, provided by InnerCool’s Celsius Control System, is believed to offer more rapid and precise temperature control and ease of administration, which are believed to be important requirements for the potential treatment of patients presenting with acute ischemic stroke in a hospital setting. In addition, it offers the ability to cool “awake” patients without the need to anesthetize them, avoiding a potentially confounding factor.

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

InnerCool’s Celsius Control System has received FDA 510(k) clearance for use in inducing, maintaining and reversing mild hypothermia in neurosurgical patients, both in surgery and in recovery or intensive care. The system has also received FDA clearance for use in cardiac patients to achieve or maintain normal body temperatures during surgery and in recovery/intensive care, and as an adjunctive treatment for fever control in patients with cerebral infarction and intracerebral hemorrhage. InnerCool has also received a CE mark allowing the Celsius Control System to be marketed in the European Community, and a TGA approval allowing the system to be marketed in Australia.

The Celsius Control System is now being used at a number of leading U.S. medical centers, including those at Stanford University, Cornell, Columbia, the University of Michigan, Harborview Medical Center, San Francisco General Hospital, the University of California Medical Centers at San Diego and San Francisco, and at medical centers in Australia and Sweden.

InnerCool’s next-generation RapidBlue™ system for high-performance endovascular temperature modulation, which is scheduled for launch in the first half of 2008, includes a programmable console with an enhanced user interface and a catheter designed to quickly modulate patient temperature in association with surgery or other medical procedures. The RapidBlue system powers InnerCool’s Accutrol™ catheter, which has a flexible metallic temperature control element and a built-in temperature feedback sensor to provide fast and precise patient temperature control.

The RapidBlue endovascular system is expected to initially have FDA 510(k) clearance for the same indications as already obtained for the Celsius Control System. Studies for additional indications with InnerCool’s endovascular cooling systems are expected to be conducted in collaboration with the National Institutes of Health, AHA and others. Potential future applications of the technology include endovascular cooling for cardiac arrest, acute ischemic stroke and myocardial infarction (heart attack), and acute traumatic injury.

Surface-Based Temperature Control—CoolBlue™

InnerCool’s new CoolBlue surface temperature modulation system is designed to provide a complementary tool for use in less acute patients or in clinical settings best suited to prolonged temperature management. The CoolBlue system includes a console and a disposable vest with upper thigh pads.

Surface cooling devices are becoming one of several important therapies to help manage patients who experience fevers in association with severe neurologic injuries or other medical conditions. The ASA and the American Association of Neurological Surgeons (AANS), as well as other organizations internationally, now recommend proactive fever reduction following neurological injury. The company estimates that more than 450,000 hospital patients in the U.S. experience neurologic or non-neurologic fever conditions that either require or could benefit from proactive therapies to reduce patients’ body temperatures. Fever patients typically require treatment for multiple days, sometimes as long as a week.

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

Positive Effects of Hypothermia Following Heart Attack

In October 2006, InnerCool announced preclinical data demonstrating a new and expanded benefit of early rapid cooling for the potential treatment of acute myocardial infarction (heart attack), as presented at the Transcatheter Cardiovascular Therapeutics (TCT) 2006 Annual Meeting in Washington, DC. Innercool also announced its plans for a new clinical study to further assess the safety and potential usefulness of early cooling for heart attack patients. The study began in 2007 and is being co-sponsored in Sweden.

The research reported at TCT was conducted by a team of interventional cardiologists led by Drs. Goran Olivecrona and David Erlinge at the Lund University Hospital, Sweden. In the recently completed study in a preclinical porcine heart attack model, researchers evaluated rapid cooling, induced by a combination of cold saline infusion along with InnerCool’s endovascular Celsius Control System, before or coincident with percutaneous coronary intervention (PCI) procedures, which are used to restore blood flow in the heart. The data showed that cooling before PCI reduced overall infarct size (reflecting tissue damage) by an additional 40%. These findings strongly support the use of early rapid cooling in planned clinical studies, and suggest that InnerCool’s endovascular cooling system may have the potential to enable interventional cardiologists to dramatically reduce tissue damage following a heart attack.

Based on these findings, InnerCool is sponsoring a study on the use of early rapid cooling following heart attack, which is being co-sponsored and conducted by the interventional cardiology center at Lund University Hospital, Sweden. The study is a randomized human clinical trial designed to evaluate the potential use of InnerCool’s hypothermia system in the treatment of heart attack patients. This study will randomize approximately twenty patients who present within six hours of their heart attack for PCI alone or PCI plus the new early rapid cooling protocol. The hypothermia arm will include iced saline infusion plus use of the

InnerCool Celsius Control System catheter before reperfusion in patients undergoing PCI. The trial will employ cardiac magnetic resonance imaging (MRI) to provide an accurate assessment of the damage to the heart within days of the injury.

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

Dr. Morgan reported on the safety, efficient cooling and beneficial outcomes achieved using InnerCool’s Celsius Control System in an open-label cohort of 26 patients with 33 aneurysms, and reported that based on his experience and the clinical data reviewed, aneurysms greater than 12 millimeters frequently require prolonged temporary occlusion times. It was also reported that the ability of InnerCool’s Celsius Control System to safely and effectively cool patients with aneurysms provides an important new tool for protecting the brain from ischemic injury, especially in patients such as these who are at higher risk for tissue damage due to the prolonged lack of blood flow, and that, in addition to achieving positive outcomes, there were no clinically significant catheter-related complications. The specifics of these findings are expected to be published in a neurosurgical journal.

Business Strategy

Strategic Goals

Building upon our core products and product candidates, our strategic goal is to develop a portfolio of medical products at various stages of development and secure additional financial resources to commercialize these products in a timely and effective manner. The key elements of our strategy are to:

•	advance the Phase 3 AWARE clinical study for Generx;

•	advance the Phase 2b clinical study for Excellarate;

•

accelerate the commercialization of Innercool's Rapid Blue System and, at the same time, expand our CoolBlue product placements, broaden and expand our therapeutic hypothermia technology into other medical indications and applications;

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

•	monetize the economic value of our product portfolio by establishing strategic collaborations and selling businesses and assets at appropriate valuation inflection points.

Strategic Business Transactions

We were initially formed as a Delaware corporation in December 2003 by Christopher J. Reinhard, our Chairman, President and Chief Executive Officer, and Tyler M. Dylan, Ph.D., our Chief Business Officer and General Counsel, to acquire certain technology and product rights from Schering AG Group, Germany relating to certain growth factor therapeutics initially developed by Collateral Therapeutics Inc. (“Collateral”) in partnership with Schering. Mr. Reinhard was a co-founder and executive officer of Collateral and Dr. Dylan was General Counsel of Collateral. In 2002, following a six year strategic research and development collaboration and successful Phase 2 clinical studies of Generx, Schering acquired Collateral for approximately $160 million.

As part of a strategic refocusing in 2004, Schering divested its cardiovascular small molecule drugs and biologics under clinical development, including Generx. Mr. Reinhard and Dr. Dylan subsequently negotiated a transaction to acquire Schering’s portfolio of cardiovascular growth factor therapeutics formally co-developed with Collateral. In October 2005, we completed a private equity financing concurrent with a merger transaction with a small public company raising $30 million to support our acquisition of Schering’s portfolio of growth factor therapeutics. Since we were initially funded, a little more than two years ago, we have made three acquisitions described above and which are summarized below.

As set forth in the summary below, we estimate that approximately $270 million has been invested by sellers and their affiliates in connection with the businesses, product candidates and technology in our three completed acquisitions . Based on the terms negotiated by our management team, these assets have been acquired at an average purchase price (as measured by upfront cash, equity, assumed debt and product success milestones) of approximately 10% on capital invested by corporate pharmaceutical partners, venture capital firms and other investors.

Summary of Strategic Acquisitions

Acquisition	Estimated Capital Invested (by sellers and affiliates)	Acquisition Price plus Milestones (excluding royalties)	Price/Invested Capital

Cardium Biologics Cardiovascular Growth Factor Therapeutics	~ $200 Million	$4 Million Cash plus potential $10 Million Milestone upon product success (Product Sales)	7%

InnerCool Therapies Endovascular Temperature Control Systems	~ $50 Million	~ $6 Million Equity plus potential $5 Million Milestone upon product success (Sales > $20 Million); No royalties	22%

Tissue Repair Company DNA-Activated Matrices for Wounds	~ $20 Million	~ $1 Million Cash plus $1 Million Clinical Milestone (Phase 2 advancement)	10%

Total	~ $270 Million	~ $27 Million	10%

		Up-front payments: ~ $11 Million (incl. equity)	4%

We plan to continue to build our business through internal development and external acquisitions. As an emerging public company, we have initially focused on acquiring undervaluled opportunities having unrealized value but that we believe have potential for significant future growth and development or partnering prospects when combined with the value-added skills and perspectives of our experienced management team.

We intend to continue to pursue opportunistic acquisitions designed to enhance long-term stockholder value. At the same time, to the extent our technologies and product canidates are advanced and businesses are built-up, further developed and mature, we may consider various corporate development transactions to enhance and monetize stockholder value such as corporate partnerings, spin-out transactions and equity distributions.

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

To the extent we have operations outside the United States, any such operations would be similarly regulated by various agencies and entities in the countries in which we operate. The regulations of these countries may conflict with those in the United States and may vary from country to country. In markets outside the United States, we may be required to obtain approvals, licenses or certifications from a country's ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned or unavailable for certain products. These regulations may limit our ability to enter certain markets outside the United States.

Competition

The pharmaceutical, biotechnology and medical device industries are intensely competitive. Our products and any product candidates developed by us would compete with existing drugs, therapies and medical devices or procedures and with others under development. There are many pharmaceutical companies, biotechnology companies, medical device companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of cardiovascular and related diseases, and/or products for temperature control therapy and the healing of chronic wounds. Many of these organizations have financial, technical, research, clinical, manufacturing and marketing resources that are greater than ours. If a competing company develops or acquires rights to a more efficient, more effective, or safer competitive therapy for treatment of the same or similar diseases we have targeted, or one that offers significantly lower costs of treatment, our business, financial condition and results of operations could be materially adversely affected. In view of the relatively early stage of the industry, we believe that the most significant competitive factor in the field of gene therapy and biologics is the effectiveness and safety of a product candidate, as well as its relative safety, efficacy and cost as compared to other products, product candidates or approaches that may be useful for treating a particular disease condition.

We believe that our product development programs will be subject to significant competition from companies using alternative technologies, some of which are described above, as well as to increasing competition from companies that develop and apply technologies similar to ours. Other companies may succeed in developing products earlier than we do, obtaining approvals for these products from the FDA more rapidly than we do or developing products that are safer, more effective or less expensive than those under development or proposed to be developed by us. We cannot assure you that research and development by others will not render our technology or product candidates obsolete or non-competitive or result in treatments superior to any therapy developed by us, or that any therapy developed by us will be preferred to any existing or newly developed technologies.

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

In the areas of temperature control therapy, as practiced by our Innercool Therapies subsidiary, there are a number of actual or potential competitive approaches including alternative endovascular approaches based on inflatable balloon devices, such as the CoolGard™ thermal regulating system developed by Alsius Corporation, and the Reprieve™ system being developed by Radiant Medical Inc. Alsius is currently marketing its CoolGard™ device, although it has recalled a number of units. Radiant is studying its Reprieve™ device in “COOL MI,” an international study reportedly designed to demonstrate that lowering a patient's body temperature in connection with treatment of a heart attack can reduce subsequent damage to the heart and that earlier, faster and deeper cooling results in a clinically significant reduction in heart damage. There are also a number of actual or potential competitive approaches including alternative surface-based cooling devices, include the use of specialized cooling pads such as those employed in the Artic Sun™ system being developed by Medivance, and other devices such as cooling blankets and helmets.

Manufacturing Strategy

To leverage our experience and available financial resources, except as noted below with respect to Innercool Therapies, we do not plan to develop company-owned and operated manufacturing facilities. We plan to outsource all product manufacturing to one or more contract manufacturers of clinical drug products that operate manufacturing facilities in compliance with current good manufacturing practices (GMPs). We may also seek to refine the current manufacturing process and final product formulation to achieve improvements in storage temperatures and the like.

Our management team already has experience with the production of Adenovirus vector (“Adenovector”), DNA-based therapies, which is believed to be useful in understanding the unique requirements of our business. Schering, using their experience in the production of clinical grade, DNA-based drug products, has developed an adenovector manufacturing process employing the use of master viral banks and master cell banks. Technical transfer of process materials and methodologies from Schering to Cardium has taken place, combining the expertise of both companies.

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

The disposable portions of Innercool's products, the catheter and administrative set, are currently assembled at our facilities in San Diego. The console's cooling sub-assembly is currently purchased from a single vendor, although we believe there are several vendors that could supply this component. Innercool currently integrates this sub-assembly with additional software, printed circuit boards, electrical isolation, and a user interface in order to create the final product. Our CoolBlue consoles and disposable pads are currently being assembled for us by a third party in the Midwest. We are nearly complete with the redesign of our Celsius Control System console to enhance functionality and manufacturability to allow for assembly at third party manufacturing facilities. The redesigned console will be launched in the first half of 2008 under the name RapidBlue.

Innercool's manufacturing operations are required to comply with certain quality assurance regulations. Specifically, Innercool must adhere to the FDA quality system regulations, comply with ISO 13485 requirements and maintain our CE mark. We believe Innercool's operations meet such requirements.

Marketing and Sales

Our product candidates must undergo testing and development in clinical trials and pre-clinical studies. Other than Innercool's Celsius Control System and CoolBlue surface cooling system, we do not currently have any products approved for marketing nor any present capacity to market and sell products that could be commercially developed based on our technology. If we should obtain any such marketing approvals, we expect that we would elect to engage in marketing or sales through or in collaboration with a commercialization partner, although we are not currently involved with such a partner.

Innercool is currently selling its products into neurosurgical and neurocritical care markets. Innercool's sales force currently consists of seven individuals. Representative accounts include medical centers at Stanford University, Cornell, Columbia, the University of Michigan, Seattle's Harborview and Swedish medical centers, San Francisco General Hospital, and the University of California medical centers at San Diego and San Francisco.

Innercool has received a CE mark allowing its products to be marketed in the European Community, and approval from the Therapeutic Goods Administration (TGA) that allows it to market its products in Australia. Innercool has used a distributorship arrangement to commence sales efforts in Australia and has opened accounts at some of the country's premier hospitals. Innercool has not commenced sales efforts in Europe and does not currently expect to do so other than through a distributorship arrangement.

Intellectual Property

As part of our acquisition of Schering's portfolio of cardiovascular growth factor therapeutic assets, pursuant to a Technology Transfer Agreement entered into between Cardium and Schering, we acquired from Schering a portfolio of methods and compositions directed at the treatment of cardiovascular diseases. We also have exclusive licenses to methods for introducing DNA to the heart and for improving heart muscle function, as well as to various biologics. Our resulting portfolio of cardiovascular product candidates and associated intellectual property include methods and genes applicable to the treatment of heart diseases, the promotion of healing, and the treatment of peripheral vascular disease. In March 2006, we also acquired a portfolio of intellectual property related to devices and methods for endovascular temperature control therapy, in connection with our acquisition of the assets of Innercool Therapies. In August 2006, we acquired the rights to various technologies and products now part of TRC including Excellarate. There can be no assurance that our intellectual property assets will be sufficient to protect our commercialization opportunities, nor that our planned commercialization activities will not infringe any intellectual property rights held or developed by third parties.

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

As part of the Schering transaction, we acquired Collateral Therapeutics' rights and corresponding obligations under the September 1995 agreement, which in connection with the Schering transaction was amended, among other things, to include the technology previously covered by the June 1997 agreement. The agreement as amended may be canceled by us at any time on 60 days' notice, following which we would continue to be responsible only for obligations and liabilities accrued before termination. Under the agreement, we are obligated to pay (1) an annual royalty fee of 2% based on net sales of products incorporating the technology licensed under the agreement, and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee) of $150,000 for 2009, $200,000 for 2010, $250,000 for 2011, $300,000 for 2012, $400,000 for 2013 and $500,000 for 2014 and thereafter. We also are obligated to reimburse the Regents for ongoing patent expenses incurred in connection with the licensed technologies. We are obligated to make a milestone payment to the Regents of $200,000 payable on the earlier to occur of the beginning of Phase II/III clinical trials in the United States or December 31, 2008.

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

SurModics License Agreement

In connection with the Innercool Therapies acquisition, a Master License Agreement with SurModics, Inc., dated December 1, 1999, was assigned to and assumed by Innercool Therapies, Inc. (SurModics License). Pursuant to the terms of the SurModics License, SurModics granted to Innercool a worldwide license with respect to medical products that are surface-treated with photo-reactive polyvinylpyrrolidone, photo-reactive heparin, diphoto diquat (photo-reactive crosslinking compound) or any combination of such photo-reactive reagents, under SurModics' trade secrets and other technical information relating to the surface-treatment of medical devices and which SurModics has the right to transmit to others, as well as certain patent applications and patents. In connection with the SurModics License, Innercool is obligated to pay SurModics a royalty equal to the greater of: (A) earned royalties calculated as a percentage of net sales of licensed products sold in each calendar year (the percentage used in each calculation during each calendar year is based on the cumulative net sales of licensed product in the calendar year as follows: 2.5% on the first $15 million of net sales; 2.25% on the next $15 million; and 2.0% on net sales over $30 million); or (B) quarterly minimum royalties that increase on an annual basis. Quarterly minimum royalties for 2006 and 2007 were approximately $22,000. In addition, Innercool granted to SurModics a non-cancelable, nonexclusive, sublicensable, worldwide license to make, have made, use and sell products and processes covered by any Innercool latent reactive chemical patent, to the extent such manufacture, sale or use is covered by any claim of any patent that SurModics has the right to license or may have licensed to others, and SurModics agrees to pay to Innercool 5% of the royalties SurModics receives from its sublicensees based on sales of products that but for such sublicenses would infringe Innercool's patents. Each license granted under the SurModics License extends until expiration of the last to expire patent rights covering the applicable product or for 15 years following the first bona fide commercial sale of such product, whichever is longer. The SurModics License may be terminated by Innercool upon 90 days' advance notice and by SurModics in the event of any material breach or default by Innercool upon 30 days' advance notice.

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

Employees

As of December 31, 2007 we employed 61 full-time employees. We expect to hire approximately eight additional employees during the next 12 months. Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good. We also rely on various consultants and advisors to provide services to us.

Available Information

Our website address is www.cardiumthx.com. We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC.

ITEM 1A. RISK FACTORS

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

We have sustained operating losses to date and will likely continue to sustain losses as we seek to accelerate our product development efforts. We expect these losses to be substantial in the early years of our operations because our product development and other costs, including significant amounts we expect to spend on development activities and clinical trials for Generx™, Excellarate™ and other product candidates, cannot be offset by our limited revenues during our development stage. As of December 31, 2007, our accumulated deficit was approximately $49 million, and our cash equivalents were approximately $7.7 million. To date, we have generated limited revenues, consisting of revenues from sales of our InnerCool Celsius Control System™ and CoolBlue and associated disposables, grant revenue, as well as interest income. A large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations to continue for at least the next five years. Our ability to generate additional revenues and potential to become profitable will depend largely on our ability, alone or with potential collaborators, to efficiently and successfully complete the development of our product candidates, successfully complete pre-clinical and clinical tests, obtain necessary regulatory approvals, and manufacture and market our products. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business. The audit opinion accompanying our consolidated financial statements for the year ended December 31, 2007, included under Item 8 of this report, contains a going concern qualification.

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

We are an early stage company and, other than InnerCool’s Celsius Control System and CoolBlue and related disposables that are approved for limited uses, we have no other products available for sale or use. Our product candidates require additional research, development, testing, and regulatory approvals before marketing. We may be unable to develop, obtain regulatory approval or market any of our product candidates or expand the market of our existing products and technology. If our product candidates are delayed or fail, our business and stockholder value will be negatively impacted, and we may have to curtail or cease our operations.

We are in the early stage of product development and, other than InnerCool’s Celsius Control System and related disposables, and its CoolBlue surface-based system and related disposables, each of which is approved only for limited uses, we currently do not sell any other products and may not have any other products commercially available for several years, if at all. Our product candidates, and the potential expansion of our therapeutic hypothermia products into other medical indications and applications, require additional research and development, clinical testing and regulatory clearances before we can market them. To our knowledge, the U.S. Food and Drug Administration, or FDA, has not yet approved any gene therapy or similar product and there can be no assurance that it will. There are many reasons that our products and product candidates may fail or not advance beyond clinical testing, including the possibility that:

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

To obtain regulatory approvals for new products or to expand indications for existing ones, we must, among other things, initiate and successfully complete multiple clinical trials demonstrating to the satisfaction of the FDA that our product candidates are sufficiently safe and effective for a particular indication. We are in ongoing discussions with the FDA regarding clinical trials of our Generx and Excellarate product candidates. While both product candidates began clinical trials in 2007, there is no assurance that they will complete the clinical trials, as the completion is dependent on, among other things, FDA reviews, clinical site approvals, successful manufacturing of clinical materials, sufficient funding and other factors outside of our control. Furthermore, there can be no assurance that our clinical trials will in fact demonstrate to the satisfaction of the FDA and others that our products are sufficiently safe or effective.

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

Clinical trials for products such as ours are often conducted with patients who have more advanced forms of a particular disease. For example, in clinical trials for our lead product candidate Generx, we expect to study patients who are not only suffering from severe forms of heart disease but are also older and much more likely to develop cancers and other serious adverse conditions. During the course of treatment, these patients could die or suffer other adverse events for reasons that may or may not be related to the proposed product being tested. Our clinical trials may also be adversely impacted by patient deaths or problems that occur in other trials. Even if unrelated to our product, such events can nevertheless adversely impact our clinical trials. As a result, our business and ability to ultimately develop and market our products and obtain revenues would suffer.

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

Our ongoing business and future depends on the success of our technologies and product candidates. Gene-based therapy and endovascular temperature control therapy are new and rapidly evolving medical approaches that have not been shown to be effective on a widespread basis. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of biologic-based products to date and no gene therapy has yet been successfully commercialized . Our product candidates, and the technology underlying them, are new and unproven and there is no guarantee that health care providers or patients will be interested in our products even if they are approved for use. Our success will depend in part on our ability to demonstrate sufficient clinical benefits, reliability, safety and cost effectiveness of our product candidates and technology relative to other approaches, as well as on our ability to continue to develop our product candidates to respond to competitive and technological changes. If the market does not accept our products or product candidates, when and if we are able to commercialize them, then we may never become profitable. It is difficult to predict the future growth of our business, if any, and the size of the market for our product candidates because the market and technology are continually evolving. There can be no assurance that our technologies and product candidates will prove superior to technologies and products that may currently be available or may become available in the future or that our technologies or research and development activities will result in any commercially profitable products.

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

Other than InnerCool’s Celsius Control System and CoolBlue and associated disposables, we currently have no products approved for marketing. Our ability to earn sufficient returns on our products and future products, if and when such products are approved and ready for marketing, will depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other third-party payers. If we fail to obtain appropriate reimbursement, it could prevent us from successfully commercializing and marketing our products and future products.

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

Our headquarters and research and development facilities in San Diego, California, and our third party manufacturing and storage facilities in Carlsbad, California, are both located in or near seismic zones, and there is a constant possibility that an earthquake or other natural disaster or resource shortage could be disruptive to our operations and result in delays in our research and development efforts. In the event of a natural or other disaster such as earthquake, fire, flood or terrorist attack, if our facilities or the equipment in our facilities, or our clinical supplies, are significantly damaged or destroyed, we may not be able to rebuild or relocate our facility or replace any damaged equipment, records or clinical supplies in a timely manner and our business, financial condition and results of operations could be materially and adversely affected.

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

If we are unsuccessful in defending against any adverse claims, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all. In addition, such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources.

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

Our board of directors has adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend. These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control. These provisions also could deter or prevent transactions that stockholders deem to be in their interests. In addition, we are subject to the anti-

takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of our company. The foregoing factors could reduce the price that investors or an acquirer might be willing to pay in the future for shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The table below summarizes our facilities. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Monthly Base Rent		Lease Expiration Date
3611 Valley Centre Drive Suite 525 San Diego, CA USA	Corporate headquarters (Principal executive offices)	5,727	Leased	$23,722	[1]	October 31, 2008	[2]

6740 Top Gun St. San Diego, CA USA	Office, Research Development, Production and Related Uses[3]	29,706	Leased	$41,506	[4]	January 19, 2013	[5]

[1]	In addition to base rent, we are also required to pay our proportionate share of operating and tax expenses for the office park in which our space is located.
[2]

In November 2007, we signed a 64 month lease for new principal executive offices consisting of approximately 11,200 square feet. The new space is also located in San Diego, California. The lease term commences upon substantial completion of tenant improvements by the new landlord, which we anticipate will occur during the first half of 2008. If all the terms and conditions of the lease are met, the monthly base rent for the first year will be $46,973, increasing to $48,650 in the second year and subject to an additional increase each year thereafter.

[3]	This facility is used by Innercool Therapies, Inc., and Tissue Repair Company, each a wholly-owned subsidiary.
[4]	In addition to base rent, we are also required to pay our proportionate share of operating and tax expenses for the office park in which our space is located.
[5]

The lease contains an option allowing us to cancel the last two years of the lease for a one time fee of $75,000 if we provide written notice of our intent to exercise the option no later than July 20, 2010 and an option to cancel only the last year of the lease for a one time fee of $50,000 if we give written notice no later than September 20, 2011. The lease contains an option to renew the lease for an additional six year period, provided the lessor does not elect to sell the property at the end of the current lease term.

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

As of March 9, 2008, neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. We anticipate, however, that we will be regularly engaged in various patent prosecution and related matters in connection with the technology we develop and/or license. To the extent we are not successful in defending against any adverse claims concerning our technology, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our stockholders for a vote during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on AMEX under the symbol “CXM.” Below are the high and low closing prices of our common stock for each quarter of the years ended December 31, 2007 and 2006:

	2007		2006
	High	Low	High	Low
First Quarter	$3.63	$2.95	$3.94	$1.85
Second Quarter	$3.10	$2.45	$3.23	$2.00
Third Quarter	$2.95	$2.22	$2.60	$1.85
Fourth Quarter	$3.17	$2.38	$3.40	$2.75

Until February 27, 2006, our common stock traded solely on the Pink Sheets. From February 28, 2006 through July 31, 2007, our common stock traded on the Over-The-Counter Bulletin Board. The information above for periods before August 1, 2007 reflects inter-dealer prices, without retail mark-up, mark down or commissions, and may not represent actual transactions.

Holders

As of March 9, 2008, there were approximately 1,900 stockholders of record of our common stock.

Dividends

During the last two years ended December 31, 2007 and 2006, we did not pay a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future, as we are in our development stage and expect to sustain losses over the next several years. To the extent we do have earnings, we intend to retain any earnings to help provide funds for the development of our product candidates, the implementation of our business strategy and for our future growth. Additionally, under the terms of our Loan and Security Agreement with Life Sciences Capital, LLC, we are precluded from paying a cash dividend.

Recent Sales of Unregistered Securities

Other than as previously reported, during the years ended December 31, 2007, 2006, and 2005, we did not sell any unregistered securities.

Repurchases

During the fourth quarter of the year ended December 31, 2007, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.

Performance Graph

The graph below provides a comparison of cumulative total returns for our common stock, the Nasdaq Composite Index, the Nasdaq Biotechnology Index, and the RDG MicroCap Biotechnology Index for the five year period ended December 31, 2007. Please note that the information used to calculate the returns for periods before December 2005 is based on the share price of Aries Ventures Inc. On October 20, 2005, Cardium completed a reverse merger whereby it merged with a wholly-owned subsidiary of Aries. Thereafter, Aries was merged with and into Cardium with Cardium as the surviving entity and successor issuer to Aries. For the period from December 31, 2002 until October 20, 2005, Aries had no business operations.

The graph below assumes an investment of $100 on December 31, 2002 in each of our common stock, and the stock comprising each of the indices shown. Each of the indices assumes that all dividends were reinvested. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

The stock performance shown above is not indicative of future performance.

The graph below provides a comparison of cumulative total returns for our common stock, the Nasdaq Composite Index, the Nasdaq Biotechnology Index, and the RDG MicroCap Biotechnology Index for the period from October 20, 2005, the date of the merger between Cardium and the Aries subsidiary described above and commencement of business operations, through December 31, 2007. This graph assumes an investment of $100 on October 20, 2005 in each of our common stock and the stock comprising each of the indices shown, and also assumes that all dividends were reinvested. As noted above, the graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

The stock performance shown above is not indicative of future performance.

The performance information above is not deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing with the SEC, except to the extent we specifically incorporate this information by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain certain financial information about the Company, including its subsidiaries. You should review this information together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial information below based on a variety of factors. You should carefully review the risks described under Items 1A and 7A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Annual Financial Data

	Years Ended December 31,
	2007	2006	2005	2004	2003(1)
Consolidated Statements of Operations Data:
Revenues	$1,586,519	$756,137	$—	$—	N/A
Loss from operations	$(25,803,878)	$(19,309,141)	$(5,588,288)	$(3,961)	N/A
Net loss	$(25,321,770)	$(18,593,165)	$(5,441,694)	$(3,961)	N/A
Net loss per common share—basic and diluted	$(0.64)	$(0.59)	$(0.54)	$(0.00)	N/A
Weighted average shares outstanding—basic and diluted	39,311,359	31,308,650	9,992,426	1,700,000	N/A

	Years Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Current assets, net of current liabilities	$4,592,268	$4,754,127	$21,344,443	$13,039	$17,000
Total assets	$16,925,689	$14,117,423	$22,351,624	$13,039	$17,000
Long-term liabilities, less current portion	$3,241,992	$—	$—	$—	$—
Total stockholder’s equity	$8,428,305	$11,153,355	$21,738,116	$13,039	$17,000

(1)	The Company began operation on December 22, 2003 and did not incur any expenses or receive any revenues for the period from December 22 to December 31, 2003.

Quarterly Consolidated Financial Data—Unaudited

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$309,331	$229,472	$364,330	$683,386
Gross profit (loss)	$62,766	$(28,705)	$45,396	$158,727
Loss from operations	$(5,926,244)	$(6,629,409)	$(6,214,717)	$(7,033,508)
Net loss	$(5,839,849)	$(6,401,181)	$(6,067,969)	$(7,012,771)
Net loss per common share—basic and diluted	$(0.17)	$(0.16)	$(0.15)	$(0.16)

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$39,342	$209,438	$134,062	$373,295
Gross loss	$(13,986)	$(19,052)	$(29,052)	$(135,967)
Loss from operations	$(2,774,072)	$(3,784,402)	$(5,599,117)	$(7,151,550)
Net loss	$(2,554,291)	$(3,573,038)	$(5,425,620)	$(7,040,216)
Net loss per common share—basic and diluted	$(0.09)	$(0.11)	$(0.17)	$(0.22)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the last three years ended December 31, 2007. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and 7A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 7 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 7 and this report.

We are a medical technology company primarily focused on the development, manufacture and sale of innovative therapeutic products and devices for cardiovascular, ischemic and related indications. Building upon our core products and product candidates, our strategic goal is to develop a portfolio of medical products at various stages of development and secure additional financial resources to commercialize these products in a timely and effective manner.

To that end, during the year ended December 31, 2007, we (i) initiated the Phase 3 AWARE clinical study for our lead product candidate, Generx, and received fast track designation by the FDA for the study; (ii) initiated preclinical studies supported by a National Institute of Health Small Business Innovation Research grant designed to further establish the therapeutic potential of our product candidate Corgentin; (iii) launched InnerCool’s new CoolBlue surface temperature modulation system; (iv) advanced InnerCool’s next generation RapidBlue endovascular system, which we expect to launch in 2008; (v) entered into a license agreement for the clinical research, development and commercialization of a new therapeutic for potential use in stroke patients in combination with InnerCool’s endovascular hypothermia technology; (vi) initialed a Phase 2b clinical trial (MATRIX) to evaluate the safety and efficacy of Tissue Repair’s product candidate, Excellarate, for the potential treatment of non-healing diabetic foot ulcers; (vii) completed a $5 million commercial credit facility to support the launch of InnerCool’s new product lines; and (viii) completed a private placement of our common stock that resulted in net proceeds to the Company of approximately $20 million. In addition, on January 31, 2008, we closed a $5.3 million registered direct offering to provide funding to further develop our ongoing programs, as well as for other general corporate purposes.

As a development stage company, our revenues are generally limited to those generated by the sale of InnerCool’s endovascular system and its new CoolBlue surface temperature modulation system and its RapidBlue system. We do not have any other products available for sale or use. Because of the limited nature of our revenues and the high costs we must incur to develop our product candidates, we have yet to generate positive cash flows or income from operations and do not anticipate doing so in the foreseeable future. As a result, we are currently dependent on debt and equity funding to finance our operations.

Going forward, the key elements of our strategy are to:

•	advance the Phase 3 AWARE clinical study for Generx;

•	advance the Phase 2b clinical study for Excellarate;

•

accelerate the commercialization of Innercool’s Rapid Blue SystemTM and, at the same time, expand our CoolBlue product placements and broaden and expand our therapeutic hypothermia technology into other medical indications and applications;

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

•	monetize the economic value of our product portfolio by establishing strategic collaborations and selling businesses and assets at appropriate valuation inflection points.

We recognize that the practical realities of developing therapeutic products and devices in the current regulatory environment require sizable financial investment. In view of this, we plan to pursue clinical development strategies intended to facilitate collaborations and partnerships for joint development of our products at appropriate valuation inflection points during their clinical development cycle.

More detailed information about our products, product candidates, our intended efforts to develop our products and are business strategy is included under Item 1 of this report.

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 8 in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Our significant accounting policies are described in the notes to our financial statements.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Revenues for the year ended December 31, 2007 were $1,587,000, of which Innercool Therapies generated $1,141,000, compared to $756,000 for the year ended December 31, 2006. Our increase in revenues during 2007 was due in large part to an increase in sales of Innercool Therapies’ Celsius Control System resulting from our expanded sales and marketing efforts at Innercool Therapies, as well as new sales from the launch of Innercool Therapies’ CoolBlue system in late 2007 and the timing of our acquisition of Innercool Therapies in March 2006. Before March 2006, we had no products available for sale or use and thus the amount for 2006 reflects only ten months of revenues. In addition, Tissue Repair Company generated $446,000 in grant revenue during the year ended December 31, 2007, compared to $71,000 during the five months of 2006 following our acquisition of Tissue Repair Company in August 2006.

Cost of goods sold for the year ended December 31, 2007 was $1,348,000 compared to $954,000 for the year ended December 31, 2006. The increase in cost of goods sold was directly related to the increase in revenues from the sale of Innercool Therapies products, which accounted for a significant portion of our revenues.

Research and development expenses for the year ended December 31, 2007 were $13,118,000 compared to $8,384,000 for the same period last year. The increase of $4.7 million over last year was primarily due to (i) our efforts to advance our lead product candidate, Generx, to a Phase 3 clinical trial (AWARE), (ii) develop and launch a next-generation console for the Celsius Control System, and (iii) advance our Excellarate product candidate to a Phase 2b clinical study. In the first half of 2006, we classified our clinical staff as general and administrative expense, as during that time the staff was focused on the technology transfer from Schering AG Group, Germany. As our clinical staff has transitioned to development activities and clinical studies for our product candidates, as of July 1, 2006, their related expenses are included in research and development. Because we did not acquire Innercool Therapies and its Celsius Control System until March 2006, research and development expenses for the year ended December 31, 2006 included only ten months of expenses related to Innercool Therapies and the development of its products. Similarly, due to the timing of the Tissue Repair Company acquisition in August 2006, research and development expenses for the year ended December 31, 2006 included only four and a half months of expenses related to the development of Tissue Repair Company's products.

For the year ended December 31, 2007, selling, general and administrative expenses were $12,135,000 compared to $10,054,000 for the year ended December 31, 2006. The $2,081,000 increase in selling, general and administrative expenses was due to increased expenses related to our acquisitions of Innercool Therapies and Tissue Repair Company and our expanded sales and marketing efforts at Innercool, partially offset by the reclassification of our clinical staff expenses from selling, general and administrative to research and development as discussed above. Amortization expense for the year ended December 31, 2007 was $790,000 compared to $673,000 for the year ended December 31, 2006. Our amortization expenses were in connection with our acquisition of Innercool Therapies as we recorded patented technology and other intangibles at the time of purchase. The increase of $117,000 in 2007 compared to the previous year was due to the timing of the InnerCool acquisition in March 2006 and the inclusion of only ten months of amortization in 2006.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the year ended December 31, 2007 was $482,000 compared to $716,000 for the same period last year. The $234,000 decrease in interest income for the year when compared to the same period last year is directly related to the decrease in cash available for investment as we used the proceeds from our October 2005 private placement to fund operations, partially offset by the investment of the proceeds received from the private placement we completed in March 2007.

Fiscal 2006 Compared to Fiscal 2005

Revenues for the year ended December 31, 2006 were $756,000 and consisted of revenues of $685,000 from the sale of Innercool Therapies’ Celsius Control System and grant revenue of $71,000 generated by Tissue Repair Company. We did not have any products available for sale or use before our acquisition of Innercool Therapies in March 2006 and we did not acquire Tissue Repair Company until August 2006. Thus, we did not have any revenues for the year ended December 31, 2005. Cost of goods sold for the year ended December 31, 2006 was $954,000, representing the cost associated with sales of Innercool Therapies’ Celsius Control System.

Research and development expenses for the year ended December 31, 2006 were $8,384,000 compared to $4,000,000 for the year ended December 31, 2005. In the first half of 2006, we classified our clinical staff as general and administrative expense, as during that time the staff was focused on the technology transfer from Schering AG Group, Germany. As our clinical staff has transitioned to development activities and clinical studies for our product candidates, as of July 1, 2006, their related expenses are included in research and development. Because we did not acquire Innercool Therapies and its Celsius Control System until March 2006, research and development expenses for the year ended December 31, 2006 included only ten months of expenses related to Innercool Therapies and the development of its products. Similarly, due to the timing of the Tissue Repair Company acquisition in August 2006, research and development expenses for the year ended December 31, 2006 included only four and a half months of expenses related to the development of Tissue Repair Company's products. Research and development expenses for the year ended December 31, 2005 related to the in-process research and development we purchased from Schering in October 2005.

For the year ended December 31, 2006, selling, general and administrative expenses were $10,054,000 compared to $1,588,000 for the year ended December 31, 2005. The $8,446,000 increase in selling, general and administrative expenses was due to increased expenses related to our acquisitions of Innercool Therapies and Tissue Repair Company, and a full year of operations of Cardium in 2006 versus only two months of operations following Cardium’s initial funding in October 2005.

Amortization expense for the year ended December 31, 2006 was $673,000. Our amortization expense was in connection with our acquisition of Innercool Therapies as we recorded patented technology and other intangibles at the time of purchase in March 2006. We did not have any amortization expense for the year ended December 31, 2005.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the year ended December 31, 2006 was $716,000 compared to $146,000 for the year ended December 31, 2005. The $570,000 increase in interest income for 2006 was directly related to the length of time cash was available for investment as we invested the proceeds from our October 2005 private placement.

Liquidity and Capital Resources

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sale of our common stock. Net cash provided by financing activities was $24,375,000 for the year ended December 31, 2007, and was primarily derived from proceeds we received from the sale of our common stock, net of issuance costs. Net cash used in operating activities was $21,356,000 for the year ended December 31, 2007 compared to $14,940,000 for the same period last year. The increase in net cash used in operating activities was due primarily to an increase in expenditures for research and development and the spending associated with the acquisitions of Innercool Therapies and Tissue Repair Company. During the year ended December 31, 2007, we purchased $1,227,000 of property and equipment and leasehold improvements for our new Tech Center facility.

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On March 9, 2007, we completed a private placement of our common stock that resulted in net proceeds to the Company of approximately $20 million. As of December 31, 2007, we had $7.7 million in cash and cash equivalents. On November 12, 2007, we obtained debt financing in the principal amount of $5 million for working capital secured by our assets and intellectual property (see note 8 of the consolidated financial statements). Monthly payments on the debt financing are approximately $159,184. In addition, on January 31, 2008, we completed a registered direct offering of our common stock that resulted in net proceeds to the Company of approximately $5 million. With the completion of our recent offering, we believe we will be able to fund required operations for approximately the next six months, not including the efforts we would like to undertake to accelerate the study of our Generx and Excellarate product candidates and actively promote the launches of InnerCool’s CoolBlue and RapidBlue product lines. As a result, we will need to raise additional funds through the sale of equity securities, debt financings and/or strategic licensing agreements. If we do not raise such funds, we will not be able to accelerate our product development activities or maintain operations. In addition, under the terms of our debt financing, we are required to raise an additional $25 million in capital from the sale of equity, and/or funds received through licensing, and/or other corporate transactions by June 30, 2008. If we fail to raise such amount by June 30, 2008, we would be in default under the existing terms of our debt financing. For these reasons, our financial statements for the fiscal year ended December 31, 2007, contain a going concern qualification from our independent registered public accounting firm, Marcum & Kliegman LLP. While there is no guarantee the additional financing we need will be available on terms desirable or acceptable to us, or at all, we believe we will be able to raise the additional funds we need on a timely basis.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors. As of December 31, 2007, we had operating lease obligations of approximately $1,854,000 extending through 2010.

Contractual Obligations

The following table summarizes our known contractual obligations and commercial commitments at December 31, 2007:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$4,863,515	$1,531,298	$3,332,217	$—	$—
Operating Leases	1,854,441	730,372	1,049,069	75,000	—

Total Obligations	$6,717,956	$2,261,670	$4,381,286	$75,000	$—

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. Where applicable, this statement simplifies and codifies related guidance with accounting principles generally accepted in the United States of America. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company’s adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

While we cannot predict with any certainty our future exposure to fluctuations in interest rates or other market risks or the impact, if any, such fluctuations may have on our future business, consolidated financial condition, results of operations or cash flows, due to the short-term, investment grade nature of our investments, we do not believe our exposure to market risk from our investments is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of

The Board of Directors and Stockholders of

Cardium Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Cardium Therapeutics, Inc. (the “Company”) (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from December 22, 2003 (date of inception) through December 31, 2007. We have also audited the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardium Therapeutics, Inc. (a development stage company) at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from December 22, 2003 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cardium Therapeutics, Inc. will continue as a going concern. As more fully described in Note 1, the Company has suffered recurring operating losses, continues to generate negative cash flows from operating activities, and is dependent on funds from outside sources to operate its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    Marcum & Kliegman LLP

New York, New York

March 13, 2008

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$7,722,816	$5,931,123
Accounts receivable, net	565,613	275,590
Inventories, net	1,037,164	857,034
Prepaid expenses and other current assets	522,067	654,448

Total current assets	9,847,660	7,718,195
Restricted cash	500,000	—
Property and equipment, net	1,650,632	791,277
Patented technology, net	4,582,009	5,327,648
Intangibles, net	184,321	228,338
Deferred financing costs, net	66,306	—
Deposits	94,761	51,965

Total assets	$16,925,689	$14,117,423

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,461,458	$989,021
Accrued liabilities	2,311,849	1,975,047
Current portion of long-term debt, net of debt discount of $49,214	1,482,085	—

Current liabilities	5,255,392	2,964,068

Long-term debt, less current portion, net of debt discount of $90,224	3,241,992	—

Total liabilities	8,497,384	2,964,068

Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 40,955,291 at December 31, 2007 and 32,190,804 at December 31, 2006	4,095	3,218
Additional paid-in capital	57,784,800	35,188,957
Deficit accumulated during development stage	(49,360,590)	(24,038,820)

Total stockholders' equity	8,428,305	11,153,355

Total liabilities and stockholders' equity	$16,925,689	$14,117,423

See accompanying notes, which are an integral part of these consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,			Period From December 22, 2003 (Inception) to December 31, 2007
	2007	2006	2005
Revenues
Product sales	$1,140,921	$684,912	$—	$1,825,833
Grant revenues	445,598	71,225	—	516,823

Total revenues	1,586,519	756,137	—	2,342,656
Cost of goods sold	1,348,335	954,194	—	2,302,529

Gross profit (loss)	238,184	(198,057)	—	40,127

Operating expenses
Research and development	13,117,849	8,384,324	4,000,000	25,502,173
Selling, general and administrative	12,134,557	10,053,530	1,588,288	23,780,336
Amortization—intangibles	789,656	673,230	—	1,462,886

Total operating expenses	26,042,062	19,111,084	5,588,288	50,745,395

Loss from operations	(25,803,878)	(19,309,141)	(5,588,288)	(50,705,268)

Interest, net	482,108	715,976	146,594	1,344,678

Net loss	$(25,321,770)	$(18,593,165)	$(5,441,694)	$(49,360,590)

Net loss per common share—basic and diluted	$(0.64)	$(0.59)	$(0.54)

Weighted average shares outstanding—basic and diluted	39,311,359	31,308,650	9,992,426

See accompanying notes, which are an integral part of these consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated During Development Stage	Total Stockholders' Equity

	Shares	Amount
Balance—December 22, 2003 (Date of Inception)	—	$—	$—	$—	$—	$—
Sale of common stock (December 31, 2003; $0.01 per share)	1,700,000	170	16,830	(17,000)	—	—

Balance—December 31, 2003	1,700,000	170	16,830	(17,000)	—	—
Proceeds from subscription receivable	—	—	—	17,000	—	17,000
Net loss	—	—	—	—	(3,961)	(3,961)

Balance—December 31, 2004	1,700,000	170	16,830	—	(3,961)	$13,039
Issuance of common stock for services and reimbursement of expenses (April 1, 2005, $0.01 per share)	3,800,000	380	37,620	—	—	38,000
Issuance of common stock for services and reimbursement of Issuance of common stock for services and reimbursement of expenses (May 20, 2005; $0.01 per share)	350,000	35	3,465	—	—	3,500
Issuance of common stock for cash (July 1, 2005; $0.01 per share)	2,000,000	200	19,800	—	—	20,000
Issuance of common stock to Aries Ventures shareholders (October 20, 2005; $0.73 per share)	2,032,226	203	1,499,797	—	—	1,500,000
Issuance of common stock for reimbursement of expenses (October 20, 2005; $1.50 per share)	41,924	4	62,878	—	—	62,882
Issuance of common stock for cash (October 20, 2005; $1.50 per share)	19,325,651	1,932	25,540,457	—	—	25,542,389
Net loss	—	—	—	—	(5,441,694)	(5,441,694)

Balance—December 31,2005	29,249,801	2,924	27,180,847	—	(5,445,655)	21,738,116
Issuance of common stock for purchase of business (March 8, 2006; $2.35 per share)	2,500,000	250	5,874,750	—	—	5,875,000
Stock option compensation expense	—	—	1,634,806	—	—	1,634,806
Exercise of warrants (June 30—December 31, 2006; $1.13 per share)	441,003	44	498,554			498,598
Net Loss	—	—	—	—	(18,593,165)	(18,593,165)
Balance—December 31, 2006	32,190,804	$3,218	$35,188,957	$—	$(24,038,820)	$11,153,355

Issuance of common stock for cash (March 9, 2007; $2.50 per share)	8,636,000	875	20,092,489	—	—	20,093,364
Stock option compensation expense	—	—	2,329,440	—	—	2,329,440
Exercise of warrants ($1.50 per share)	128,487	2	26,274			26,276
Warrants issued with debt (November 12, 2007)	—	—	147,640	—	—	147,640
Net Loss	—	—	—	—	(25,321,770)	(25,321,770)

Balance—December 31, 2007	40,955,291	$4,095	$57,784,800	$—	$(49,360,590)	$8,428,305

Note: The par value of common stock and the additional paid-in capital have been adjusted to reflect the change in par value from $0.001 to $0.0001 on May 20, 2005.

See accompanying notes, which are an integral part of these consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,			Period from December 22, 2003 (Inception) To December 31, 2007
	2007	2006	2005
Cash Flows From Operating Activities
Net loss	$(25,321,770)	$(18,593,165)	$(5,441,694)	$(49,360,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	367,881	248,041	11,646	627,568
Amortization—intangibles	789,656	673,230	—	1,462,886
Amortization—debt discount	8,202	—	—	8,202
Amortization—deferred financing costs	6,028	—	—	6,028
Provision for obsolete inventory	50,402	600,479	—	650,881
Provision for doubtful accounts	5,936	—	—	5,936
Common stock issued for services and reimbursement of expenses	—	—	41,500	41,500
Stock based compensation expense	2,329,440	1,634,806	—	3,964,246
In-process purchased technology	—	1,027,529	—	1,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	(295,959)	(98,996)	—	(394,955)
Inventories	(230,532)	(1,360,849)	—	(1,591,381)
Prepaid expenses and other current assets	168,547	(465,818)	(170,082)	(467,353)
Deposits	(42,796)	(3,828)	(21,476)	(68,100)
Accounts payable	472,437	777,722	162,869	1,413,028
Accrued liabilities	336,802	620,757	450,639	1,408,198

Net cash used in operating activities	(21,355,726)	(14,940,092)	(4,966,598)	(41,266,377)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	—	(1,000,000)	—	(1,000,000)
Purchases of property and equipment	(1,227,236)	(467,052)	(383,843)	(2,078,131)

Net cash used in investing activities	(1,227,236)	(1,467,052)	(383,843)	(3,078,131)

Cash Flows From Financing Activities
Proceeds from officer loan	—	—	62,882	62,882
Cash acquired in Aries merger and Innercool acquisition	—	51,800	1,500,000	1,551,800
Restricted cash	(500,000)	—	—	(500,000)
Proceeds from the exercise of warrants, net	26,276	498,598	—	524,874
Proceeds from debt financing agreement, net of deferred financing costs of $108,500	4,891,500	—	—	4,891,500
Repayment of debt	(136,485)	—	—	(136,485)
Proceeds from the sale of common stock	20,093,364	—	25,562,389	45,672,753

Net cash provided by financing activities	24,374,655	550,398	27,125,271	52,067,324

Net increase (decrease) in cash	1,791,693	(15,856,746)	21,774,830	7,722,816
Cash and cash equivalents at beginning of period	5,931,123	21,787,869	13,039	—

Cash and cash equivalents at end of period	$7,722,816	$5,931,123	$21,787,869	$7,722,816

Supplemental Disclosures of Cash Flow Information:
Cash payments made for interest	$73,731	$—	$—	$73,731
Cash payments made for income taxes	$9,284	$8,078	—	$17,362
Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$—	$17,000
Common stock issued for repayment of loans	$—	$—	$62,882	$62,882
Net assets acquired for the issuance of common stock (exclusive of cash)	$—	$5,824,000	$—	$5,824,000
Warrants issued in connection with debt financing	$147,640	—	—	$147,640

See accompanying notes, which are an integral part of these consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization and Liquidity

Organization

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was organized in Delaware in December 2003. We are a medical technology company primarily focused on the development, manufacture and sale of innovative therapeutic products for cardiovascular, ischemic and related indications. In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group, Germany, which we plan to develop as cardiovascular-directed growth factor therapeutics for potential use by interventional cardiologists as a one-time treatment to promote and stimulate the growth of collateral circulation in the hearts of patients with ischemic conditions such as recurrent angina. In March 2006, we acquired the technologies and products of Innercool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia, or patient temperature modulation, whose systems and products are designed to rapidly and controllably cool the body to reduce cell death and damage following acute ischemic events such as cardiac arrest and stroke, and to potentially lessen or prevent associated injuries such as adverse neurologic outcomes. In August 2006, we acquired rights to assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose product candidate, Excellarate TM is initially being developed as a single administration for the treatment of non-healing, neuropathic diabetic foot ulcers. Innercool Therapies and Tissue Repair Company are each operated as a wholly-owned subsidiary of Cardium.

We are a development stage company. We have yet to generate positive cash flows from operations, and are essentially dependent on debt and equity funding to finance our operations. Before October 2005, cash requirements were funded by loans from executive officers. In October 2005, we closed a private placement of 19,325,651 shares of our common stock at a purchase price of $1.50 per share and received net proceeds of $25,542,389. In connection with the private placement, we completed a reverse merger, whereby Cardium merged with a wholly-owned subsidiary of Aries Ventures Inc. (“Aries”), a publicly-traded company (see Note 12). As a result of these transactions, the stockholders of Cardium became the controlling stockholders of Aries. Accordingly, the acquisition of Cardium by Aries was a reverse merger. The historical financial results before the reverse merger on October 20, 2005, are those of Cardium. Aries’ results of operations are included in Cardium’s financial results beginning October 20, 2005.

In January 2006, Aries was merged with and into Cardium, with Cardium as the surviving entity and the successor issuer to Aries. As a result, we are now in our present form a publicly-traded, Delaware corporation named Cardium Therapeutics, Inc.

Liquidity

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On January 31, 2008, we completed a registered direct offering of our common stock that resulted in net proceeds to the Company of approximately $5 million. On March 9, 2007, we completed a private placement of our common stock that resulted in net proceeds to the Company of approximately $20 million. As of December 31, 2007, we had $7.7 million in cash and cash equivalents. With the completion of our recent offering, we believe we will be able to fund required operations for approximately the next six months, not including the efforts we would like to undertake to accelerate the study of our Generx and Excellarate product candidates and actively promote the launches of InnerCool’s CoolBlue and RapidBlue product lines. As a result, we will need to raise additional funds through the sale of equity securities, debt financings and/or strategic licensing agreements. If we do not raise such funds, we will not be able to accelerate our product development activities or maintain operations. In addition, under the terms of our debt financing, we are required to raise an additional $25 million in capital from the sale of equity, and/or funds received through licensing, and/or other corporate transactions by June 30, 2008. If we fail to raise such amount by June 30, 2008, we would be in default under the existing terms of our debt financing. For these reasons, our financial statements for the fiscal year ended December 31, 2007, contain a going concern qualification from our independent registered public accounting firm, Marcum & Kliegman LLP. While there is no guarantee the additional financing we need will be available on terms desirable or acceptable to us, or at all, we believe we will be able to raise the additional funds we need on a timely basis.

NOTE 2—Summary of Significant Accounting Policies

Basis of Presentation

Our principal activities are expected to focus on the commercialization of our licensed technologies, other technologies and the expansion of our existing products. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Development Stage Enterprises.” The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short term maturities of these instruments.

Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to stop amortizing goodwill and certain other intangible assets with indefinite useful lives. Instead, goodwill and other intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Separable intangible assets that are not deemed to have indefinite useful lives will continue to be amortized over their estimated useful lives (but with no maximum life).

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

Cash and Cash Equivalents

Cash and cash equivalents, including approximately $7,100,000 invested in short-term commercial paper and money market funds, includes all highly-liquid investments with an original maturity of three months or less at the date of purchase. We attempt to reduce our credit risk by investing our cash and cash equivalents with major banks and financial institutions located primarily in the United States. At times, cash balances held at financial institutions may exceed federally-insured limits.

Restricted Cash

The Company has a total of $500,000 invested in a certificate of deposit that serves as collateral for an outstanding letter of credit, and is therefore restricted. The letter of credit is a security deposit towards tenant improvements for the Company’s new office space and does not expire within the next 12 months. Therefore, the restricted cash is classified as a non-current asset.

Accounts Receivable

Accounts receivable represent amounts due from the sale of our products and for services provided under the grant. The Company provides allowances against trade receivables estimated losses resulting from customers’ inability to pay. The adequacy of this allowance is determined by regularly reviewing specific account payment history and circumstances, the accounts receivable aging, accounts receivable payments, and historical write-off rates. If customer payment timeframes were to deteriorate, additional allowance for doubtful accounts would be required. As of December 31, 2007 and 2006, the allowance for doubtful accounts amount to $5,936 and $0, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company evaluates inventories on hand against historical and planned usage to determine appropriate provisions for obsolete, slow-moving and demonstration inventory. Inventories include material, labor and overhead costs.

Deferred Financing Costs

The costs incurred in connection with the issuance of certain indebtedness were capitalized as deferred costs and are being amortized over the term of the related indebtedness as a financing cost over the period of future benefit. The Company incurred related amortization expense of $6,028 for the year ended December 31, 2007 and for the period December 22, 2003 (inception) to December 31, 2007, respectively.

Long-Lived Assets

The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe that there is any impairment of long-lived assets at December 31, 2007.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment and five years for furniture and fixtures). Leasehold improvements are being amortized on a straight-line basis over a period of six years.

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Based upon the provisions of EITF Issue No. 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of its derivative financial instruments as of December 31, 2007, which consisted of common stock purchase warrants, and determined that such derivatives meet the criteria for equity classification under EITF 00-19.

Revenue Recognition

We earn revenue from two main sources, the sale of our products to major medical teaching universities, hospitals and private surgical centers located throughout the United States, and funds received from a government grant. For sales of our product we recognize revenue pursuant to Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” issued by the U.S. Securities and Exchange Commission. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

Revenue is recognized on the grant when the services are provided and direct costs are incurred. Grant revenues are received by the Company to further advance its research and development activities associated with product development. As of December 31, 2007, the remaining funds that can be received under the grant amount to approximately $862,000.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification did not have any effect on reported consolidated net losses for any periods presented.

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

Income Taxes

In accordance with SFAS No. 109 “Accounting for Income Taxes”, we account for deferred income taxes under the liability method. Under this method, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets when necessary.

Loss Per Common Share

We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted earnings per share.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the years ended December 31, 2007, 2006 and 2005 because, due to the loss we incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented. The common stock issued and outstanding with respect to the stockholders of Aries has been included since October 20, 2005, the effective date of the reverse merger.

Potentially dilutive securities consisted of outstanding stock options and warrants to acquire 11,193,110 shares as of December 31, 2007. As of December 31, 2006, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 7,611,853 shares. At December 31, 2005, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 4,951,818 shares.

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

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. Total stock-based compensation expense included in the consolidated statements of operations was $2,329,440 and $1,634,806 for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007 $1,064,554 was recorded as a component of research and development expenses and $1,264,886 was recorded as a component of sales, general and administrative expenses. During the year ended December 31, 2006 $747,586 was recorded as a component of research and development expenses and $887,220 was recorded as a component of sales, general and administrative. As of December 31, 2007, the Company had $4,047,248 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period January 2008 through December 2012.

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

	December, 31
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected life (years)	5.25	5.25	4.50
Risk-free interest rate	4.40%	4.60%	4.50%
Volatility	76%	67%	60%

Before the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. The pro forma table below reflects net loss, and net loss per common share, as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in fiscal year 2005:

2005
Net loss, as reported	$(5,441,694)
Add: compensation expense included in net loss	—
Less: compensation expense pursuant to SFAS No. 123	(29,083)

Pro forma net loss	$(5,470,777)

Pro forma net loss per common share (basic and diluted)	$(0.55)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. Where applicable, this statement simplifies and codifies related guidance with accounting principles generally accepted in the United States of America. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company’s adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 3—Business Combinations

Innercool Therapies Acquisition

On March 8, 2006, Cardium, through wholly-owned subsidiary, Innercool Therapies, Inc., a Delaware corporation, acquired substantially all of the assets and the business of Innercool Therapies, Inc., an unaffiliated California corporation, in the development stage, engaged in the emerging field of therapeutic hypothermia. As partial consideration therefore, Cardium issued to the seller 2,500,000 shares of Cardium’s common stock. In addition, as part of the acquisition, Cardium agreed to (i) deliver to the seller $5,000,000 in cash or shares of Cardium’s common stock, at Cardium’s election, if net sales revenue from certain of Innercool’s products acquired in the acquisition equals or exceeds $20,000,000 in any one calendar year beginning with 2006 and ending December 31, 2011; (ii) assume certain liabilities of Innercool Therapies in the aggregate amount of approximately $580,000; and (iii) pay certain transaction costs associated with the acquisition and amounts that were payable to former employees of the seller for accrued and unpaid vacation , in the aggregate, amount of approximately $170,000, as well as certain audit fees and other expenses of approximately $100,000. The acquisition was recorded based on Cardium’s then current common stock price of $2.35 per share.

The results of operations of Innercool Therapies have been included in the accompanying consolidated financial statements from the date of acquisition. The estimated total cost of the acquisition is as follows:

Issuance of common stock	$5,875,000
Transaction costs	$100,000

Total purchase price	$5,975,000

The allocation of the purchase price for the Innercool Therapies acquisition as of March 8, 2006, the date of the acquisition, is as follows:

Assets acquired:
Cash	$51,800
Accounts receivable	176,593
Inventory	96,664
Property and equipment, net	110,943
Prepaid expenses	18,548
Deposits	24,381
Intangible assets (amortizable over 3-6 years)	264,102
Acquired technology (amortizable over 8 years)	5,965,114

Total assets acquired	$6,708,145

Liabilities assumed:
Accounts payable	$387,105
Other accrued expenses	346,040

Total liabilities assumed	$733,145

Total consideration	$5,975,000

Tissue Repair Company Acquisition

On August 11, 2006, Cardium through its newly-formed, wholly-owned subsidiary, Cardium Biologics, Inc., a Delaware corporation, acquired rights to assets and technologies of Tissue Repair Company, a privately-held, San Diego-based Delaware corporation focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as dermal ulcers. The rights acquired included product rights to a lead product candidate, ExcellarateTM, a DNA-activated collagen gel for topical treatment formulated with an adenovector delivery carrier encoding human platelet-derived growth factor-B (PDGF-B). Excellarate is initially being developed as a single administration for the treatment of non-healing, neuropathic diabetic foot ulcers. The Excellarate topical gel is designed to stimulate angiogenesis and granulation tissue formation through the recruitment and proliferation of chemotactic cells such as monocytes and fibroblasts, which are necessary for the stimulation of a variety of wound healing processes. The rights acquired also included technologies applicable to the treatment of ischemic heart disease. Following the acquisition, Cardium Biologics, Inc. changed its name to Tissue Repair Company (“TRC”).

As consideration for the rights acquired, Cardium, through its TRC subsidiary, paid the seller $1.0 million and assumed approximately $120,000 in liabilities of the seller. If TRC advances the Excellarate product candidate to a Phase 2 clinical study, TRC would be obligated to pay a product advancement milestone of $1.0 million. TRC has the right to return the assets and product rights at anytime before the milestone payment and would have no further obligation under the terms of the acquisition. If TRC successfully commercializes Excellarate, TRC would pay royalties based on worldwide net sales of such product. The royalty rate to the seller would be 10% minus any applicable third party royalties (including a royalty to the University of Michigan under a license agreement assumed by TRC), and would also be subject to a development cost-recovery offset that could be deducted at the rate of $5.0 million per year from any applicable royalty obligations. The deduction for third party royalties would apply until worldwide net sales exceeded $100 million per year. The cost-recovery offset would apply until TRC recovered 50% of its associated product development costs. TRC would also have a right to buy out the ongoing royalty obligation based on a one-time payment of 30% of net sales for the fifth calendar year or the first year in which sales exceeded $250 million. If pre-specified milestones relating to the commercial development of Excellarate are not satisfied, Cardium would issue to the seller stock purchase warrants to purchase up to an aggregate of 1.5 million shares of Cardium’s common stock (one 500,000 share allotment for each of up to three missed events) at an exercise price of $4.00 per share. The seller could also require TRC to return certain product rights if TRC failed to meet the Excellarate development milestones by more than six months, excluding delays caused by defined product-related limitations.

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

Unaudited pro forma consolidated financial information is presented below as if the Innercool Therapies and Tissue Repair Company acquisitions had occurred before the beginning of the periods shown. The results have been adjusted to account for the amortization of acquired technology and intangibles and other pro forma adjustments. The pro forma information presented below does not purport to present what actual results would have been if the acquisition occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of Cardium included in this report, as well as the historical financial information of Cardium and Innercool Therapies included in other reports and documents we file with the SEC. The unaudited pro forma consolidated financial information for the years ended December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005
Revenues	$1,550,854	$705,310

Net loss	(19,902,386)	(9,727,698)

Net loss per common share—basic and diluted	$(0.63)	$(0.78)

Weighted average common shares outstanding—basic and diluted	31,767,554	12,492,426

NOTE 4—Inventories

Inventories consist of the following:

	December 31,
	2007	2006
Raw materials	$490,688	$544,548
Work in process	109,868	88,946
Finished goods	1,087,489	824,019

	1,688,045	1,457,513
Less provision for obsolete inventories	(650,881)	(600,479)

Inventories, net	$1,037,164	$857,034

NOTE 5—Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006
Computer and telecommunication equipment	$670,387	$528,447
Machinery and equipment	604,299	135,225
Office equipment	27,595	27,595
Instrumentation	115,421	84,000
Office furniture and equipment	320,773	275,697
Leasehold improvements	525,225	—

	2,263,700	1,050,964
Accumulated depreciation and amortization	(627,568)	(259,687)

	1,636,132	791,277
Construction in progress	14,500	—

Property and equipment, net	$1,650,632	$791,277

Depreciation and amortization of property and equipment totaled $367,881, $248,041 and $11,646 for the years ended December 31, 2007, 2006 and 2005, respectively. For the period from December 22, 2003 (date of inception) through December 31, 2007 depreciation and amortization of property and equipment totaled $627,568.

NOTE 6—Accrued Liabilities

Accrued Liabilities consisted of the following:

	December 31,
	2007	2006
Accrued consulting expense	$—	$37,500
Accrued legal expenses	57,867	70,933
Accrued expenses other	533,057	462,470
Accrued payroll and benefits	1,720,925	1,404,144

Total	$2,311,849	$1,975,047

NOTE 7—Patented Technology and Other Intangible Assets

In connection with the Company’s acquisition of Innercool Therapies, the Company recorded patented technology and other intangibles. The following is a summary of intangible assets:

	December 31, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net Asset	Cost	Accumulated Amortization	Net Asset
Acquired Technology	$5,965,114	$1,383,105	$4,582,009	$5,965,114	$637,466	$5,327,648
Tradenames and Trademarks	264,102	79,781	184,321	264,102	35,764	228,338

Total	$6,229,216	$1,462,886	$4,766,330	$6,229,216	$673,230	$5,555,986

Amortization expenses for the years ended December 31, 2007 and 2006 was $789,656 and $673,230, respectively. There was no amortization expense for the period ended December 31, 2005.

Based on the carrying amount of the intangible assets as of December 31, 2007, the amortization expense for the next five years and thereafter is estimated as follows:

Years Ending December 31,	Amount
2008	$789,656
2009	789,656
2010	789,656
2011	789,656
2012	753,893
Thereafter	853,813

Total	$4,766,330

NOTE 8—Commitments and Contingencies

Lease Commitments

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

On December 20, 2006, we entered into a six year lease for our technology center, which houses the operations of Innercool Therapies Inc. and Tissue Repair Company. The lease contains an option allowing us to cancel the last two years of the lease for a one time fee of $75,000 if we provide written notice of our intent to exercise the option no later than July 20, 2010 and an option to cancel only the last year of the lease for a one time fee of $50,000 if we give written notice no later than September 20, 2011. The lease also contains an option to renew the lease for an additional six year period, provided the lessor does not elect to sell the property at the end of the current lease term. During the first year of the lease, the monthly installment of base rent averaged $38,320, and increased to $40,103 in the second year of the lease, and further increased to $41,405 beginning January 20, 2008. In addition to base rent, we also are required to pay our proportionate share of operating and tax expenses for the office park in which our space is located.

Future annual minimum rental payments under the leases are as follows:

Year Ending December 31,	Facilities (Operating Lease)
2008	730,372
2009	515,513
2010	533,556
2011	75,000

Total	$1,854,441

Rent expense was $677,516, $363,685 and $42,953 for the years ended December 31, 2007, 2006 and 2005, respectively.

We have entered into an Office Lease on November 19, 2007, for the lease of approximately 11,184 square feet of office space in San Diego, California to be used as Cardium’s corporate headquarters. The lease term is expected to commence in the first half of 2008 and will have a term of 64 months from the commencement date with an option to renew for an additional five years. Monthly base rent is approximately $46,972 during the first year of the lease and increases to $48,650 in the second year. In addition to monthly base rent, we are also required to pay our proportionate share of any excess building operating expenses. In connection with entering into the lease, we paid a security deposit of $55,808 and delivered a $500,000 letter of credit to the landlord. The letter of credit is subject to annual reductions during the original term of the lease.

Future Sales Results Commitment

On March 8, 2006, we acquired substantially all of the assets of Innercool Therapies, Inc. and as part of the acquisition, we agreed to deliver to the seller $5,000,000 in cash or shares of our common stock, at our election, if net sales revenue from certain of Innercool’s products acquired in the acquisition equals or exceeds $20,000,000 in any one calendar year beginning with 2006 and ending December 31, 2011. No payments have been required through December 31, 2007.

Long-term Debt

On November 12, 2007, Cardium, InnerCool Therapies and Tissue Repair Company entered into a Loan and Security Agreement with Life Sciences Capital, LLC, whereby we obtained debt financing in the principal amount of $5 million to be used for general working capital purposes. The loan bears interest at a fixed rate equal to 9.08% per annum, has a maturity date of November 1, 2010, and is secured by all of our assets, including our intellectual property. The loan is due and payable in monthly installments beginning December 1, 2007 in the approximate amount of $159,184. The loan is subject to a prepayment fee equal to 4% of the principal amount prepaid for any prepayment during the first year of the loan, 3% for any prepayment during the second year of the loan, and 1% for any prepayment thereafter. The loan requires that we receive net proceeds of at least $25 million, in the aggregate, from the sale of equity securities, licensing transactions, collaborative ventures and/or the disposition of assets outside the ordinary course of business before June 30, 2008. If we fail to raise such amount by June 30, 2008, we would be in default. Management believes that it is more likely than not that the Company will not be in default under the terms of the agreement. In connection with the loan, we paid Life Sciences Capital, LLC a loan commitment fee and related legal expenses of $108,500, which was capitalized as deferred financing costs and amortized over the term of the loan. As of December 31, 2007, the balance of the unamortized deferred financing costs amounted to $102,472 and included as a component of prepaid and other current assets (current portion) and deferred financing costs (noncurrent portion).

The Company also issued a five-year warrant to Life Sciences Capital, LLC to purchase 93,333 shares of our common stock at an exercise price of $3.75 per share. The Company allocated $4,852,359 of the proceeds of the $5 million investment to the loan and $147,641 of the proceeds to the warrant. The fair value of the warrant was recorded as a debt discount to the loan. The debt discount will be amortized over the term of the loan and charged to interest expense. Total debt discount of $8,202 was amortized through December 31, 2008. As of December 31, 2007, the balance of unamortized debt discount amounted to $139,438. The warrant was evaluated in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and was determined to be an equity instrument.

Maturities of the long-term debt at December 31, 2007 were as follows:

Year Ending December 31,	Long-term debt
2008	1,531,298
2009	1,676,275
2010	1,655,942

Total	$4,863,515

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

NOTE 9—Purchase of Technology from Schering AG

In October 2005, we completed a transaction with Schering AG Group (Germany) and related licensors, including the University of California, New York University and Yale University, for the transfer or license of certain assets and technology relating to (i) methods of gene therapy for the treatment of cardiovascular disease (including methods for the delivery of genes to the heart or vasculature and the use of angiogenic and/or non-angiogenic genes for the potential treatment of diseases of the heart or vasculature); (ii) therapeutic genes that include fibroblast growth factors (including FGF-4); insulin-like growth factors (including IGF-I); and potentially other related biologics (including mutant eNOS); and (iii) other technology and know-how, including manufacturing and formulation technology, as well as data relating to the clinical development of GenerxTM and corresponding Food and Drug Administration regulatory matters. Under the terms of the transaction, we paid Schering a $4 million fee, and would be required to pay a $10 million milestone payment upon the first commercial sale of each resulting product. We also may be obligated to pay the following future royalties to

Schering: (i) 5% on net sales of an FGF-4 based product such as Generx, or (ii) 4% on net sales of other products developed based on technology transferred to Cardium by Schering. To date, no royalty payments have been required.

NOTE 10—Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest, net”. Penalties if incurred would be recognized as a component of “Selling, general and administrative” expenses.

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of January 1, 2007 and December 31, 2007, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of approximately $ 19.2 million as of December 31, 2007, primarily relating to net operating loss carryforwards of approximately $ 44.4 million (which excludes net operating losses of $71 million that represent pre-merger losses for which the use of these losses is limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended), available to offset future taxable income through 2027. The net operating losses begin to expire in 2023 for federal tax purposes and in 2013 for state income tax purposes.

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

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

The Company's net deferred tax asset consisted of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax asset:
Net operating loss carryforwards	$17,701,546	$35,042,524
Intangible assets	370,930	150,574
Inventory reserves	259,322	645,018
Accrued expenses	830,097	259,322
Other	2,191	2,191

Total deferred tax assets	19,164,086	36,099,629
Deferred tax liability:
Property and equipment	(13,401)	(6,629)

Subtotal	19,150,685	36,093,000

Less: Valuation allowance	(19,150,685)	(36,093,000)

Net deferred tax asset	$—	$—

As a result of the Company's significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit was recorded at December 31, 2007, 2006 or 2005. The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2007	2006	2005
Tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(8.8)%	(8.8)%	(8.8)%
Valuation allowance	42.8%	42.8%	42.8%

Total income tax provision	0.0%	0.0%	0.0%

NOTE 11—Stockholders' Equity

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

During 2006, 108,592 shares of common stock were issued when warrants to purchase 216,554 shares of common stock were exercised in cashless transactions, whereby a portion of the respective warrants representing the right to purchase 107,962 shares of common stock, in the aggregate, was cancelled as the method of payment for the exercise of the warrants. Also during 2006, 332,411 shares of common stock were issued upon the exercise of a warrant for which Cardium received $498,598 as payment of the exercise price.

During 2007, 128,487 shares of common stock were issued when warrants to purchase 240,336 shares of common stock were exercised in cashless transactions, whereby a portion of the respective warrants representing the right to purchase 111,849 shares of common stock, in the aggregate, was cancelled as the method of payment for the exercise of the warrants.

All warrants exercised in 2006 and 2007 had an exercise price of $1.50 per share.

On March 9, 2007, we closed a private placement of 8,636,000 shares of common stock at a purchase price of $2.50 per share and received net proceeds of approximately $20 million. Investors received five-year warrants to buy up to 35% of the number of shares of common stock purchased in the private placement, at an exercise price of $3.75 per share. Warrants to purchase approximately 3,022,600 shares of common stock, in the aggregate, were issued to such investors. These warrants had a price protection provision which was triggered on January 31, 2008 (see Note 14) and therefore were reduced to an exercise price of $2.00.

In connection with the private placement, we incurred selling commissions, and expenses payable to the placement agent, totaling approximately $1,480,300, and legal, accounting and other fees and expenses totaling approximately $100,000 In addition, a five-year warrant to purchase 518,160 shares of our common stock was issued to the placement agent at an exercise price of $3.78 per share.

In November 2007, we entered into a Loan and Security Agreement with Life Sciences Capital, LLC whereby we obtained debt financing in the principal amount of $5 million to be used for general working capital purposes. The proceeds were immediately made available to us under this credit agreement. In connection with this financing, we issued a warrant to Life Sciences Capital, LLC to purchase 93,333 shares of our common stock at an exercise price of $3.75. We also recorded deferred financing costs in the amount of $108,500 in connection with this debt financing.

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

During the year ended December 31, 2007, options to purchase 350,000 shares were granted under the plan. The options granted in 2007 have exercise prices ranging from $2.60 to $2.95, terms ranging from seven to ten years, and vest over approximately four years. During the year ended December 31, 2007, unvested options to purchase 100,000 shares of our common stock were cancelled and are available for future issuance under the plan. Warrants to purchase 15,000 shares were granted outside the plan during the year ended December 31, 2007 to employees and consultants of our wholly-owned subsidiaries. The warrants granted in 2007 outside the plan have an exercise price of $2.95, vest over four years and have a term of seven years. The fair value of the 2007 grants was $1.72 to $1.95 for the grants made under the plan, and $1.95 for the warrants granted outside of the plan.

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

The following is a summary of stock option and warrant activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the years ended December 31, 2007, 2006 and 2005:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance outstanding, December 31, 2004	—	$—	—	—
Granted	2,095,000	1.95	8.9	—
Exercised	—	—	—	—
Expired	—	—	—	—

Balance outstanding, December 31, 2005	2,095,000	$1.95	8.9	—

Granted	3,504,000	2.51	8.1	—
Exercised	—	—	—	—
Cancelled	(295,000)	2.85	9.1	—
Expired	—	—	—	—

Balance outstanding, December 31, 2006	5,304,000	$2.27	8.4	—

Granted	365,000	2.83	6.6	—
Exercised	—	—	—	—
Cancelled	(177,500)	2.52	7.9	—
Expired	—	—	—	—

Balance outstanding, December 31, 2007	5,491,500	$2.30	7.3	$1,611,375

Exercisable, December 31, 2007	2,758,302	$2.20

At December 31, 2007 the weighted-average exercise price of outstanding options was $2.30 and the weighted-average remaining contractual life was 7.6 years. At December 31, 2007, and 2006 the number of options exercisable were 2,758,302, and 1,069,947 respectively, and the weighted-average exercise prices of those options were $2.20, and $2.08, respectively. At December 31, 2005 there were no exercisable options.

The following table sets forth information regarding options and warrants outstanding at December 31, 2007:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$1.00 – 2.00	2,150,000	7.78	$1.95	1,466,898	$1.95
2.01 – 3.00	3,270,500	7.11	2.51	1,270,946	2.48
3.01 – 4.00	71,000	5.79	3.05	20,458	3.05

	5,491,500	7.36	$2.30	2,758,302	$2.20

The following is a summary of unvested options and warrants as of December 31, 2007, and changes during the years ended December 31, 2007 and 2006:

	Number of Options or Warrants	Weighted Average Grant Date Fair Value
Unvested balance outstanding, December 31, 2005	2,095,000	$1.17
Granted	3,504,000	1.38
Vested	(1,069,947)	1.25
Expired	—	—
Cancelled	(295,000)	1.70

Unvested balance outstanding, December 31, 2006	4,234,053	$1.40
Granted	365,000	1.92
Vested	(1,688,355)	1.34
Expired	—	—
Cancelled	(177,500)	1.39

Unvested balance outstanding, December 31, 2007	2,733,198	$1.48

Warrants

Concurrently with the reverse merger in October 2005, the Company closed a private placement of 19,325,651 shares of its common stock at a purchase price of $1.50 per share and received net proceeds of $25,542,389. In connection therewith, National Securities Corporation, the placement agent, received a five-year warrant to purchase 2,032,555 shares of our common stock at an exercise price of $1.50 per share. The warrant was fully exercisable when issued. As of December 31, 2007 warrants to purchase 1,243,254 shares of our common stock were still outstanding.

Investors who invested at least $1,000,000 in shares of common stock also received a three-year warrant to buy 10% of the number of shares of common stock purchased at an exercise price of $1.75 per share. Warrants to purchase 424,263 shares of common stock, in the aggregate, were issued to such investors. As of December 31, 2007, all of these warrants were outstanding.

At the closing of the reverse merger, a three-year warrant to purchase 400,000 shares of Aries Ventures common stock at an exercise price of $1.75 per share was issued to an Aries Ventures stockholder who held of record or beneficially more than 45% of the outstanding common stock of Aries Ventures prior to the reverse merger. The warrant was issued as consideration for his agreement, subject to certain exceptions, not to sell any of his shares of Aries Ventures common stock for a period of approximately five months from the effective time of the reverse merger. As of December 31, 2007, this warrant remained outstanding.

On March 9, 2007, we closed a private placement of 8,636,000 shares of common stock at a purchase price of $2.50 per share and received net proceeds of $20,093,364. Investors received five-year warrants to buy up to 35% of the number of shares of common stock purchased in the private placement, at an exercise price of $3.75 per share. Warrants to purchase approximately 3,022,600 shares of common stock, in the aggregate, were issued to such investors. In addition, a five-year warrant to purchase 518,160 shares of our common stock was issued to the placement agent at an exercise price of $ 3.78 per share. As of December 31, 2007, all of these warrants remained outstanding.

In November 2007, we entered into a Loan and Security Agreement with Life Sciences Capital, LLC whereby we obtained debt financing in the principal amount of $5 million to be used for general working capital purposes. The proceeds were immediately made available to us under this credit agreement. In connection with this financing, we issued a warrant to Life Sciences Capital, LLC to purchase 93,333 shares of our common stock at an exercise price of $3.75. At December 31, 2007, this warrant remained outstanding.

The following table summarizes warrant activity for the years ended December 31, 2007, 2006 and 2005:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2004	—	$—	—

Warrants issued	2,856,818	$1.50-$1.75	2-4
Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, December 31, 2005	2,856,818	$1.50-$1.75	2-4
Warrants issued	—	—	—
Warrants exercised	(548,965)	1.50	2-4
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, December 31, 2006	2,307,853	$1.50-$1.75	2-4
Warrants issued	3,634,093	3.75-3.78	4
Warrants exercised	(128,487)	1.50	3
Warrants expired	—	—	—
Warrants cancelled	(111,849)	1.50	3

Balance outstanding, December 31, 2007	5,701,610	$1.50-3.78	1-4

Warrants exercisable at December 31, 2007	5,701,610	$1.50-3.78	1-4

The table above does not include warrants issued to employees and consultants as they are included under “Option Activity” above.

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

NOTE 13—Stockholder Rights Plan

On July 10, 2006, Cardium’s Board of Directors approved the adoption of a Stockholder Rights Plan (“Rights Plan”) with the intention to protect against potential takeover tactics that are not in the best interest of Cardium and its stockholders, such as acquisitions of control without paying all stockholders a fair premium, coercive tender offers and inadequate offers. The Rights Plan was not adopted in response to any specific effort to acquire control of Cardium and it is not intended to prevent an offer that the Board of Directors concludes is in the best interests of Cardium and its stockholders. Pursuant to the Rights Plan, Cardium issued a dividend of one right for each share of its common stock held by stockholders of record as of the close of business on July 21, 2006. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. In general, if a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15% or more of Cardium’s common stock while the Rights Plan remains in place, then, unless the rights are redeemed by Cardium for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group, for 0.001 of a share of newly created Series A Preferred Stock of the Company at an exercise price of $40.00. Until the rights become exercisable, the rights will be represented by, and will automatically trade with, the Company’s common stock certificates.

The Rights Plan will be reviewed and evaluated every three years by a committee of independent directors of Cardium’s Board of Directors to consider whether the plan continues to be in the best interests of Cardium and its stockholders. The Rights Plan may be amended or revoked by Cardium at any time and unless earlier terminated or amended, the rights will expire on July 10, 2016.

NOTE 14—Subsequent Events

On January 31, 2008, we completed a registered direct offering of our common stock that resulted in the sale of 2,655,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share, and five year warrants to purchase an additional 929,250 shares of our common stock at an exercise price of $2.00. The warrants were fully exercisable when issued. We received gross proceeds of approximately $5,300,000, before placement agent fees and offering expenses of approximately $300,000. In addition, it is anticipated that the placement agent will receive a warrant to purchase approximately 159,300 shares of our common stock on substantially the same terms as the warrants issued to investors, subject to obtaining certain regulatory approvals.

NOTE 15—Supplemental Financial Data (unaudited)

The following table presents selected unaudited financial results for each of the eight quarters during the two-year period ended December 31, 2007. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair statement of the financial information for the periods presented,.

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$309,331	$229,472	$364,330	$683,386
Gross profit (loss)	$62,766	$(28,705)	$45,396	$158,727
Loss from operations	$(5,926,244)	$(6,629,409)	$(6,214,717)	$(7,033,508)
Net loss	$(5,839,849)	$(6,401,181)	$(6,067,969)	$(7,012,771)
Net loss per common share—basic and diluted	$(0.17)	$(0.16)	$(0.15)	$(0.16)

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$39,342	$209,438	$134,062	$373,295
Gross loss	$(13,986)	$(19,052)	$(29,052)	$(135,967)
Loss from operations	$(2,774,072)	$(3,784,402)	$(5,599,117)	$(7,151,550)
Net loss	$(2,554,291)	$(3,573,038)	$(5,425,620)	$(7,040,216)
Net loss per common share—basic and diluted	$(0.09)	$(0.11)	$(0.17)	$(0.22)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain certain disclosure controls and procedures. They are designed to ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures for maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements; providing reasonable assurance that receipts and expenditures of the Company are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Marcum & Kliegman LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2007. Their report is included under Item 8 above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for this item is incorporated by reference to the sections “Our Board of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2008, to be filed on or before April 29, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The information for this item is incorporated by reference to the sections “Director Compensation” and “Executive Officer Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2008, to be filed on or before April 29, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this item is incorporated by reference to the sections “Stock Holdings of Certain Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2008, to be filed on or before April 29, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information for this item is incorporated by reference to the section “Certain Relationships and Related Transactions” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2008, to be filed on or before April 29, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this item is incorporated by reference to the sections “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2008, to be filed on or before April 29, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of December 31, 2007 and 2006;

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and for the period from December 22, 2003 (inception) to December 31, 2007;

•	Consolidated Statements of Stockholders’ Equity years ended December 31, 2007, 2006 and 2005;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and for the period from December 22, 2003 (inception) to December 31, 2007; and

•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. The following financial statement schedules are included under Item 8 of this report: None.

(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
2.1	Agreement and Plan of Merger dated as of October 19, 2005 and effective as of October 20, 2005, by and among Aries Ventures Inc., Aries Acquisition Corporation and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.2	Certificate of Merger of Domestic Corporation as filed with the Delaware Secretary of State on October 20, 2005	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.3	Agreement and Plan of Merger dated January 17, 2006, between Aries Ventures Inc. and Cardium Therapeutics, Inc.	Exhibit 2.4 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

2.4	Certificate of Merger, as filed with the Delaware Secretary of State on January 17, 2006	Exhibit 2.5 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(i)	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(ii)	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.1	Form of Warrant issued to Lead Investors and Mark Zucker	Exhibit 4.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

Exhibit Number	Description	Incorporated By Reference To
4.2	Form of Warrant issued to employees and consultants of Innercool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

4.3	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

4.4	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.5	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.6	Form of Warrant issued to purchasers in 2007 private financing	Exhibit 4.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

4.7	Form of Warrant issued to Oppenheimer & Co. Inc. as Placement Agent in 2007 financing	Exhibit 4.7 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

4.8	Form of Warrant issued to purchasers in January 2008 financing	Exhibit 4.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of Aries’ Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

Exhibit Number	Description	Incorporated By Reference To
10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.11	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.12	Office Lease between Cardium and Kilroy Realty, L.P. dated as of September 30, 2005 and commencing on November 1, 2005	Exhibit 10.12 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.13	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.14	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.15	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.16	Placement Agency Agreement dated July 1, 2005 by and between Cardium Therapeutics, Inc. and National Securities Corporation	Exhibit 1.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.17	Asset Purchase Agreement dated as of March 8, 2006, by and among Cardium Therapeutics, Inc., Innercool Therapies, Inc. (a Delaware corporation), and Innercool Therapies, Inc. (a California corporation) (without schedules)	Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

Exhibit Number	Description	Incorporated By Reference To
10.18	Executive Employment Agreement dated March 8, 2006 by and between Innercool Therapies, Inc. and Michael Magers*	Exhibit 10.19 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.19	Master License Agreement effective as of December 1, 1999, by and between SurModics, Inc. and Innercool Therapies, Inc.	Exhibit 10.20 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.20	Lease dated August 12, 1997, by and between R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord) and Copper Mountain Networks, Inc. (as tenant)	Exhibit 10.21 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.21	Lease Amendment No. 1 effective as of August 1, 1999, by and among R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord), Copper Mountain Networks, Inc. (as tenant), and Neurothermia, Inc. (as assignee)	Exhibit 10.22 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.22	Assignment, Assumption and Consent effective as of October 2, 1999, by and among Copper Mountain Networks, Inc., Neurothermia, Inc., and R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust	Exhibit 10.23 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.23	Lease Amendment No. 2 effective as of October 16, 2002, by and between E.G. Sirrah, LLC, as successor-in-interest to R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust, and Innercool Therapies, Inc. (formerly known as Neurothermia, Inc.)	Exhibit 10.24 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.24	Sublease dated August 30, 2005, by and between Innercool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.25 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.25	Asset Purchase Agreement dated as of August 11, 2006, by and among Cardium Therapeutics, Inc., Cardium Biologics, Inc. (a Delaware corporation), and Tissue Repair Company (a Delaware corporation)	Exhibit 10.26 of our Current Report on Form 8-K dated August 11, 2006, filed with the commission on August 15, 2006

10.26	Form of Securities Purchase Agreement, dated March 6, 2007, by an between Cardium Therapeutics, Inc. and each purchaser in 2007 private financing (agreements on substantially this form were signed by each purchaser in the financing)	Exhibit 10.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.27	Form of Lock-Up Agreement executed by each executive officer and director of Cardium Therapeutics, Inc. in connection with 2007 private financing	Exhibit 10.2 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

Exhibit Number	Description	Incorporated By Reference To
10.28	Placement Agent Agreement dated November 1, 2006, by and between Cardium Therapeutics, Inc. and Oppenheimer & Co. Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.29	Office Lease dated as of September 16, 2006 and commencing on January 20, 2007, by and between Cardium Therapeutics, Inc. and Jaguar Properties, L.L.C.	Exhibit 10.30 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.30	Amendment 1 effective on October 31, 2006, to Sublease dated August 30, 2005, by and between Innercool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.31 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.31	Amendment 2 effective as of January 2, 2007, to Sublease dated August 30, 2005, by and between Innercool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.32 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.32	Michigan License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated July 13, 1995	Exhibit 10.33 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.33	Amendment to License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated August 10, 1995	Exhibit 10.34 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.34	Second Amendment to the Michigan License agreement between the Regents of the University of Michigan and Selective Genetics, Inc. dated February 1, 2004	Exhibit 10.35 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.35	Third Amendment to Michigan License Agreement between the Regents of the University of Michigan, and Tissue Repair Company, and Cardium Biologics Inc. dated August 10, 2006	Exhibit 10.36 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.36	First Amendment to Lease Agreement between Cardium Therapeutics, Inc. and Kilroy Realty, L.P. dated February 15, 2007	Exhibit 10.37 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007

10.37	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007.

10.38	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.39 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007.

10.39	Loan and Security Agreement, dated as of November 12, 2007, among Life Sciences Capital, LLC, InnerCool Therapies, Inc., Tissue Repair Company, and Cardium Therapeutics, Inc.	Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

Exhibit Number	Description	Incorporated By Reference To
10.40	Secured Promissory Note dated November 12, 2007 made by InnerCool Therapies Inc., Tissue Repair Company, and Cardium Therapeutics, Inc. for the benefit of Life Sciences Capital, LLC in the amount of $5 million	Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.41	Form of Warrant issued to Life Sciences Capital LLC	Exhibit 10.42 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.42	Office Lease by and between Paseo Del Mar CA LLC and Cardium Therapeutics, Inc., effective as of November 19, 2007	Exhibit 10.43 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.43	Form of Securities Purchase Agreement dated January 30, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the January 2008 financing (an agreement on substantially this form was signed by each purchaser in the financing)	Exhibit 10.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

10.44	Placement Agent Agreement dated January 30, 2008, by and between Cardium Therapeutics, Inc. and Empire Asset Management Company	Exhibit 10.2 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

10.45	First Amendment to Lease Agreement between Cardium and Kilroy Realty, L.P. dated as of February 15, 2007	Filed herewith

21	Subsidiaries of Cardium Therapeutics, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2008

CARDIUM THERAPEUTICS, INC.

By:	/s/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cardium Therapeutics, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REINHARD (Christopher J. Reinhard)	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 14, 2008

/s/ DENNIS M. MULROY (Dennis M. Mulroy)	Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2008

/s/ TYLER M. DYLAN (Tyler M. Dylan)	Director	March 14, 2008

/s/ EDWARD W. GABRIELSON (Edward W. Gabrielson)	Director	March 14, 2008

/s/ MURRAY H. HUTCHISON (Murray H. Hutchison)	Director	March 14, 2008

/s/ ANDREW M. LEITCH (Andrew M. Leitch)	Director	March 14, 2008

/s/ GERALD J. LEWIS (Gerald J. Lewis)	Director	March 14, 2008

/s/ LON E. OTREMBA (Lon E. Otremba)	Director	March 14, 2008

/s/ RONALD I. SIMON (Ronald I. Simon)	Director	March 14, 2008