Form 10-Q
period 2008-03-31
Cardium Therapeutics, Inc.
filed 2008-05-09
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

☒  Yes            ☐  No

Indicate by check mark whether Cardium is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether Cardium is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  ☐  Yes    ☒  No

As of May 9, 2008 43,625,291 shares of Cardium’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$6,300,638	$7,722,816
Accounts receivable, net	311,837	565,613
Inventories, net	1,337,870	1,037,164
Prepaid expenses and other current assets	657,820	522,067

Total current assets	8,608,165	9,847,660
Restricted cash	500,000	500,000
Property and equipment, net	1,644,416	1,650,632
Patented technology, net	4,395,599	4,582,009
Intangibles, net	173,317	184,321
Deferred financing costs, net	57,265	66,306
Deposits	190,758	94,761

Total assets	$15,569,520	$16,925,689

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,729,091	$1,461,458
Accrued liabilities	2,298,873	2,311,849
Current portion of long-term debt, net of debt discount of $49,214 at March 31, 2008 and December 31, 2007	1,517,109	1,482,085

Current liabilities	5,545,073	5,255,392

Long-term debt, less current portion, net of debt discount of $77,920 at March 31, 2008 and $90,224 at December 31, 2007	2,849,334	3,241,992

Total liabilities	8,394,407	8,497,384

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; shares issued and outstanding 43,625,291 at March 31, 2008 and 40,955,291 at December 31, 2007	4,362	4,095
Additional paid-in capital	63,265,469	57,784,800
Deficit accumulated during development stage	(56,094,718)	(49,360,590)

Total stockholders’ equity	7,175,113	8,428,305

Total liabilities and stockholders’ equity	$15,569,520	$16,925,689

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,		Period From December 22, 2003 (Inception) to March 31, 2008
	2008	2007
Revenues
Product sales	$533,799	$268,928	$2,359,632
Grant revenues	112,203	40,403	629,026

Total revenues	646,002	309,331	2,988,658
Cost of goods sold	370,696	246,565	2,673,225

Gross profit	275,306	62,766	315,433

Operating expenses
Research and development	3,372,480	3,242,866	28,874,653
Selling, general and administrative	3,385,566	2,539,101	27,165,902
Amortization—intangibles	197,414	207,043	1,660,300

Total operating expenses	6,955,460	5,989,010	57,700,855

Loss from operations	(6,680,154)	(5,926,244)	(57,385,422)

Interest income	72,189	86,395	1,475,106
Interest expense	(126,163)	—	(184,402)

Net loss	$(6,734,128)	$(5,839,849)	$(56,094,718)

Net loss per common share—basic and diluted	$(0.16)	$(0.17)

Weighted average shares outstanding—basic and diluted	42,709,247	34,362,080

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,		Period from December 22, 2003 (Inception) To March 31, 2008
	2008	2007
Cash Flows From Operating Activities
Net loss	$(6,734,128)	$(5,839,849)	$(56,094,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,018	86,692	763,586
Amortization—intangibles	197,414	207,043	1,660,300
Amortization—debt discount	12,304	—	20,506
Amortization—deferred financing costs	9,041	—	15,069
Provision for obsolete inventory	96,108	—	746,989
Provision for doubtful accounts	(5,936)	—	—
Common stock issued for services and reimbursement of expenses	—	—	41,500
Stock based compensation expense	550,802	614,837	4,515,048
In-process purchased technology	—	—	1,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	259,712	11,595	(135,243)
Inventories	(396,814)	(176,589)	(1,988,195)
Prepaid expenses and other current assets	(135,753)	152,862	(603,106)
Deposits	(95,997)	(100,472)	(164,097)
Accounts payable	267,633	(83,866)	1,680,661
Accrued liabilities	(12,976)	(964,661)	1,395,222

Net cash used in operating activities	(5,852,572)	(6,092,408)	(47,118,949)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	—	—	(1,000,000)
Purchases of property and equipment	(129,802)	(219,766)	(2,207,933)

Net cash used in investing activities	(129,802)	(219,766)	(3,207,933)

Cash Flows From Financing Activities
Proceeds from officer loan	—	—	62,882
Cash acquired in Aries merger and InnerCool acquisition	—	—	1,551,800
Restricted cash	—	—	(500,000)
Proceeds from the exercise of warrants, net	22,500	—	547,374
Proceeds from debt financing agreement, net of deferred financing costs of $108,500	—	—	4,891,500
Repayment of debt	(369,938)	—	(506,423)
Proceeds from the sale of common stock, net of issuance costs	4,907,634	20,158,677	50,580,387

Net cash provided by financing activities	4,560,196	20,158,677	56,627,520

Net (decrease) increase in cash	(1,422,178)	13,846,503	6,300,638
Cash and cash equivalents at beginning of period	7,722,816	5,931,123	—

Cash and cash equivalents at end of period	$6,300,638	$19,777,626	$6,300,638

Supplemental Disclosures of Cash Flow Information:
Cash payments made for interest	$104,818	$—	$178,555
Cash payments made for income taxes	$—	$—	$7,200
Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock issued for repayment of loans	$—	$—	$62,882
Net assets acquired for the issuance of common stock (exclusive of cash)	$—	$—	$5,824,000
Warrants issued in connection with debt financing	$—	$—	$147,640

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Liquidity

Organization

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was organized in Delaware in December 2003. We are a medical technology company primarily focused on the development, manufacture and sale of innovative therapeutic products for cardiovascular, ischemic and related indications. In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group, Germany, which we plan to develop as cardiovascular-directed growth factor therapeutics for potential use by interventional cardiologists as a one-time treatment to promote and stimulate the growth of collateral circulation in the hearts of patients with ischemic conditions such as recurrent angina. In March 2006, we acquired the technologies and products of InnerCool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia, or patient temperature modulation, whose systems and products are designed to rapidly and controllably cool the body to reduce cell death and damage following acute ischemic events such as cardiac arrest and stroke, and to potentially lessen or prevent associated injuries such as adverse neurologic outcomes. In August 2006, we acquired rights to assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose product candidate, Excellarate™, is initially being developed as a single administration for the treatment of non-healing, neuropathic diabetic foot ulcers. InnerCool Therapies and Tissue Repair Company are each operated as a wholly-owned subsidiary of Cardium.

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

Liquidity and Going Concern

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On January 31, 2008, we completed a registered direct offering of our common stock that resulted in net proceeds to the Company of approximately $5 million. As of March 31, 2008, we had $6.3 million in cash and cash equivalents. With the completion of our recent offering, we believe we will be able to fund required operations for approximately the next six months, not including the efforts we would like to undertake to accelerate the study of our Generx and Excellarate product candidates and actively promote the launches of InnerCool’s CoolBlue and RapidBlue product lines. As a result, we will need to raise additional funds through the sale of equity securities, debt financings and/or strategic licensing agreements. If we do not raise such funds, we will not be able to accelerate our product development activities or maintain operations. In addition, under the terms of our debt financing, the loan requires that we receive net proceeds of at least $25 million, in the aggregate, from the sale of equity securities, licensing transactions, collaborative ventures and/or the disposition of assets outside the ordinary course of business before June 30, 2008; approximately $5 million of which was raised in January 2008. If we fail to raise such amount by June 30, 2008, we would be in default under the existing terms of our debt financing. Management is currently in discussion to refinance the debt and/or raise additional capital but there is no assurance we will succeed in these efforts. If we are not successful in obtaining alternative financing and/or additional capital, we may need to sell or partner certain development projects or products, or our operations may not be able to continue as planned. The previously described conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2. Basis of Presentation and Summary of Certain Significant Accounting Policies

Basis of Presentation

Our principal activities are expected to focus on the commercialization of our licensed technologies, other technologies and the expansion of our existing products. The accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accompanying condensed consolidated financial statements and these notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2007 Annual Report unless otherwise noted below.

Loss Per Common Share

We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted earnings per share.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2008 and 2007 because, due to the loss we incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented. The common stock issued and outstanding with respect to the stockholders of Aries has been included since October 20, 2005, the effective date of the reverse merger.

Potentially dilutive securities not included in diluted loss per common share consisted of outstanding stock options and warrants to acquire 12,279,160 shares as of March 31, 2008 and 11,005,551 shares as of March 31, 2007.

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

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. Total stock-based compensation expense included in the condensed consolidated statements of operations was $550,802 for the three months ended March 31, 2008 and $614,837 for the three months ended March 31, 2007. For the three months ended March 31, 2008, $ 251,717 was recorded as a component of research and development expenses and $299,085 was recorded as a component of sales, general and administrative expenses. For the three months ended March 31, 2007, $280,980 was recorded as a component of research and development expenses and $333,857 was recorded as a component of sales, general and administrative expenses. As of March 31, 2008, the Company had $3,448,465 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period April 2008 through September 2017.

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

	For the three months ended March 31,
	2008	2007
Dividend yield	0%	0%
Expected life (years)	5.25	5.25
Risk-free interest rate	2.48%	4.75%
Volatility	76%	76%

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

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense.” Penalties if incurred would be recognized as a component of “Selling, general and administrative” expenses.

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of December 31, 2007 and March 31, 2008, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of approximately $ 22 million as of March 31, 2008, primarily relating to net operating loss carryforwards of approximately $ 51 million (which excludes net operating losses of $71 million that represent pre-merger losses for which the use is limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended), available to offset future taxable income through 2028. The net operating losses begin to expire in 2023 for federal tax purposes and in 2013 for state income tax purposes.

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

Recent Accounting Pronouncement

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of that method for options granted before December 31, 2007. SAB 110 allows public companies that do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of “plain vanilla” share options granted after December 31, 2007. SAB 110 was effective January 1, 2008. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Inventories

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials	$661,083	$490,688
Work in process	85,141	109,868
Finished goods	1,338,635	1,087,489

	2,084,859	1,688,045
Less provision for obsolete inventories	(746,989)	(650,881)

Inventories, net	$1,337,870	$1,037,164

Note 4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2008	December 31, 2007
Computer and telecommunication equipment	$618,389	$670,387
Machinery and equipment	730,615	604,299
Office equipment	59,021	27,595
Instrumentation	115,421	115,421
Office furniture and equipment	333,875	320,773
Leasehold improvements	525,225	525,225

	2,382,546	2,263,700
Accumulated depreciation and amortization	(763,586)	(627,568)

	1,618,960	1,636,132
Construction in progress	25,456	14,500

Property and equipment, net	$1,644,416	$1,650,632

Depreciation and amortization of property and equipment totaled $136,018 for the three months ended March 31, 2008 and $86,692 for the three months ended March 31, 2007. For the period from December 22, 2003 (date of inception) through March 31, 2008 depreciation and amortization of property and equipment totaled $763,586.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2008	December 31, 2007
Accrued legal expenses	$50,096	$57,867
Accrued expenses - other	489,555	533,057
Accrued payroll and benefits	1,759,222	1,720,925

Total	$2,298,873	$2,311,849

Note 6. Long-term Debt

On November 12, 2007, Cardium, InnerCool Therapies and Tissue Repair Company entered into a Loan and Security Agreement with Life Sciences Capital, LLC, whereby we obtained debt financing in the principal amount of $5 million to be used for general working capital purposes. In connection with the loan, we paid Life Sciences Capital, LLC a loan commitment fee and related legal expenses of $108,500, which was capitalized as deferred financing costs and amortized over the term of the loan. As of March 31, 2008, the balance of the unamortized deferred financing costs amounted to $93,431 and was included as a component of prepaid and other current assets (current portion) and deferred financing costs (noncurrent portion).

The loan requires that we receive net proceeds of at least $25 million in the aggregate from the sale of equity securities, licensing transactions, collaborative ventures and/or the disposition of assets outside the ordinary course of business before, June 30, 2008; approximately $5 million of which was raised in January 2008. If we fail to raise the remaining amount required by June 30, 2008, we would be in default (See Note 1—Liquidity and Going Concern).

Maturities of the long-term debt at March 31, 2008 were as follows:

Twelve Months Ending March 31,	Amount
2009	$1,566,323
2010	1,714,615
2011	1,212,639

Total	$4,493,577

Note 7. Stockholders’ Equity

Common Stock

On January 31, 2008, we completed a registered direct offering of our common stock that resulted in the sale of 2,655,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share, and five year warrants to purchase an additional 929,250 shares of our common stock at an exercise price of $2.00. The warrants were fully exercisable when issued. We received gross proceeds of approximately $5,300,000, before placement agent fees and offering expenses of approximately $400,000. In addition, we issued warrants to purchase 159,300 shares of our common to the placement agent. These warrants have substantially the same terms as the warrants issued to investors.

Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company. During the three months ended March 31, 2008, options to purchase 87,500 shares were granted under the plan. The options granted during the first quarter have an exercise price of $2.20, with a term of seven years, and vest over four years. During the three months ended March 31, 2008, unvested options to purchase 17,189 shares of our common stock were cancelled and are available for future issuance under the plan. Warrants to purchase 38,126 shares which had been granted outside the plan were cancelled during the three months ended March 31, 2008.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the three months ended March 31, 2008:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance outstanding, December 31, 2007	5,491,500	$2.30	7.3	—
Granted	87,500	2.20	6.9	—
Exercised	—	—	—	—
Expired (vested)	—	2.53	1.6	—
Cancelled (unvested)	(55,315)	2.54	2.0	—

Balance outstanding, March 31, 2008	5,523,685	$2.29	7.1	$(236,149)

Exercisable, March 31, 2008	3,107,786	2.20

The following is a summary of unvested options and warrants as of March 31, 2008, and changes during the three months ended March 31, 2008.

	Number of Options or Warrants	Weighted Average Grant Date Fair Value
Unvested balance outstanding, December 31, 2007	2,733,198	$1.48
Granted	87,500	1.41
Vested	(349,484)	1.30
Expired	—	1.36
Cancelled	(45,315)	1.41

Unvested balance outstanding, March 31, 2008	2,425,899	$1.44

Warrants

On January 31, 2008, we completed a registered direct offering of our common stock that resulted in the sale of 2,655,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share, and five year warrants to purchase an additional 929,250 shares of our common stock at an exercise price of $2.00. The warrants were fully exercisable when issued. In addition we issued warrants to purchase 159,300 shares of our common stock to the placement agent on substantially the same terms as the warrants issued to investors.

The following table summarizes warrant activity for the three months ended March 31, 2008:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2007	5,701,610	$1.50 - $3.78	1 –4
Warrants issued	1,088,550	2.00	5
Warrants exercised	(15,000)	1.50	2
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, March 31, 2008	6,775,160	$1.50 – 3.78	1 –5

Warrants exercisable at March 31, 2008	6,775,160	$1.50 – 3.78	1 –5

The table above does not include warrants issued to employees and consultants described and included under “Option Activity” above.

Note 8. Subsequent Event

On April 18, 2008, we paid $1 million in principal to Life Sciences Capital in connection with the loan described in Note 6 above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended March 31, 2008. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2007 Annual Report and other reports and documents we file with the United States Securities and Exchange Commission (SEC). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

We are a medical technology company primarily focused on the development, manufacture and sale of innovative therapeutic products and devices for cardiovascular, ischemic and related indications. Building upon our core products and product candidates, our strategic goal is to develop a portfolio of medical products at various stages of development and secure additional financial resources to commercialize these products in a timely and effective manner. To that end, on January 31, 2008, we closed a $5.3 million registered direct offering to provide funding to further develop our ongoing programs, as well as for other general corporate purposes.

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

We plan to continue to build our business through internal development and external acquisitions. As an emerging public company, we have initially focused on acquiring undervalued opportunities having unrealized value but that we believe have potential for significant future growth and development or partnering prospects when combined with the value-added skills and perspectives of our experienced management team.

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

More detailed information about our products, product candidates, our intended efforts to develop our products and our business strategy is included in our 2007 Annual Report.

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

Our significant accounting policies are described under Item 7 of our 2007 Annual Report and in the notes to the condensed consolidated financial statements included in this report.

Results of Operations

Product sales for the three months ended March 31, 2008 were $533,799 compared to $268,928 for the three months ended March 31, 2007. The increase of $264,871 was due in large part to an increase in sales of InnerCool Therapies’ Celsius Control System resulting from our expanded sales and marketing efforts at InnerCool Therapies, as well as new sales from the launch of InnerCool Therapies’ CoolBlue system in late 2007. Grant revenues for the three months ended March 31, 2008 were $112,203, an increase of $71,800 over grant revenues of $40,403 for the three months ended March 31, 2007. The increase in grant revenues is reflective of the level of activity as we have sought to ramp up our preclinical study activities in 2008.

Cost of goods sold for the three months ended March 31, 2008 was $370,696 compared to $246,565 for the three months ended March 31, 2007. The increase of $124,131 in cost of goods sold was directly related to the increase in revenues from the sale of InnerCool Therapies’ products, which accounted for a significant portion of our revenues during the quarter.

Research and development expenses for the three months ended March 31, 2008 were $3,372,480 compared to $3,242,866 for the same three month period last year. The increase of $129,614 over last year was primarily due to our efforts to advance our Excellarate product candidate in its Phase 2b clinical trial and a $500,000 product advancement milestone payment, offset by reductions in Generx (AWARE) Phase 3 clinical trial costs as spending in the quarter ended March 31, 2007 included initial start-up costs not required in the recent quarter, and development costs for Innercool’s Rapid Blue product as it has moved from development to production.

Selling, general and administrative expenses for the three months ended March 31, 2008 were $3,385,566 compared to $2,539,101 for the three months ended March 31, 2007. The increase of $846,465 in selling, general and administrative expenses from the comparable three month period last year was primarily due to our expanded sales and marketing efforts at InnerCool, increases in headcount, and a $280,000 credit in the three months ended March 31, 2007 for incentive compensation accrued in 2006 and not paid.

Amortization of intangibles for the three months ended March 31, 2008 was $197,414, as compared to $207,043 recorded in the three months ended March 31, 2007. The decrease of $9,629 was a result of the reclassification of some costs between the recorded patented technology and other intangibles in connection with our acquisition of InnerCool Therapies.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended March 31, 2008 was $72,189 compared to $86,395 for the same three month period last year. The decrease in interest income for the three months when compared to the same period last year was related to the decrease in cash available for investment during the respective three month periods and lower interest rates.

Interest expense for the three months ended March 31, 2008 was $126,163 as a result of our recent debt financing agreement. There was no interest expense recorded during the three months ended March 31, 2007.

Liquidity and Capital Resources

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sale of our common stock. Net cash provided by financing activities was $4,560,196 for the three months ended March 31, 2008, and was primarily derived from proceeds we received from the sale of our common stock, net of issuance costs. For the three months ended March 31, 2007, net cash provided by financing activities was $20,158,700, and for the period December 22, 2003 (inception) to March 31, 2008 net cash provided by financing activities was $56,627,500. Net cash used in operating activities was $5,852,572 for the three months ended March 31, 2008 compared to $6,092,400 for the same three month period last year. The decrease in net cash used in operating activities was due primarily to the payment of employee bonuses in the first quarter of 2007 that had been accrued at December 31, 2006.

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On January 31, 2008, we completed a registered direct offering of our common stock that resulted in net proceeds to the Company of approximately $5 million. With the completion of our recent offering, we believe we will be able to fund required operations for approximately the next six months, not including the efforts we would like to undertake to accelerate the study of our Generx and Excellarate product candidates and actively promote the launches of InnerCool’s CoolBlue and RapidBlue product lines. As a result, we will need to raise additional funds through the sale of equity securities, debt financings and/or strategic licensing agreements. If we do not raise such funds, we will not be able to accelerate our product development activities or maintain operations. In addition, under the terms of our debt financing, the loan requires that we receive net proceeds of at least $25 million, in the aggregate, from the sale of equity securities, licensing transactions, collaborative ventures and/or the disposition of assets outside the ordinary course of business before June 30, 2008; approximately $5 million of which was raised in January 2008. If we fail to raise such amount by June 30, 2008, we would be in default under the existing terms of our debt financing. Management is currently in discussion to refinance the debt and/or raise additional capital but there is no assurance we will succeed in these efforts. If we are not successful in obtaining alternative financing and/or additional capital, we may need to sell or partner certain development projects or products, or our operations may not be able to continue as planned. The previously described conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors. As of March 31, 2008, we had operating lease obligations of approximately $4,907,173 extending through 2013.

Special Note About Forward-Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results;

•	our ability to fund operations and business plans, and/or refinance our debt, and the timing of any funding we obtain;

•	the timing, conduct and outcome of discussions with regulatory agencies, regulatory submissions and clinical trials;

•

the performance of Generx™, InnerCool Therapies’ Celsius Control System™ and RapidBlue™ and CoolBlue™ systems, Excellarate™, and other product candidates and their potential to attract development partners and/or generate revenues;

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part II and elsewhere in this report and in our 2007 Annual Report, as well as in other reports and documents we file with the SEC.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 9, 2008, neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. We anticipate, however, that we will be regularly engaged in various patent prosecution and related matters in connection with the technology we develop and/or license. To the extent we are not successful in defending against any adverse claims concerning our technology, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report. You should carefully consider the risks described under Item 1A of our 2007 Annual Report, as well as the other information in our 2007 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended March 31, 2008, we did not sell any unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

2.1	Agreement and Plan of Merger dated as of October 19, 2005 and effective as of October 20, 2005, by and among Aries Ventures Inc., Aries Acquisition Corporation and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.2	Certificate of Merger of Domestic Corporation as filed with the Delaware Secretary of State on October 20, 2005	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.3	Agreement and Plan of Merger dated January 17, 2006, between Aries Ventures Inc. and Cardium Therapeutics, Inc.	Exhibit 2.4 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

2.4	Certificate of Merger, as filed with the Delaware Secretary of State on January 17, 2006	Exhibit 2.5 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

Exhibit Number	Description	Incorporated By Reference To

3(i)	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(ii)	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.1	Form of Warrant issued to Lead Investors and Mark Zucker	Exhibit 4.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

4.2	Form of Warrant issued to employees and consultants of InnerCool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

4.3	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

4.4	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.5	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.6	Form of Warrant issued to purchasers in 2007 private financing	Exhibit 4.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

4.7	Form of Warrant issued to Oppenheimer & Co. Inc. as Placement Agent in 2007 financing	Exhibit 4.7 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

4.8	Form of Warrant issued to purchasers in January 2008 financing	Exhibit 4.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

Exhibit Number	Description	Incorporated By Reference To

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of Aries’ Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.11	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.12	Office Lease between Cardium and Kilroy Realty, L.P. dated as of September 30, 2005 and commencing on November 1, 2005	Exhibit 10.12 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.13	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.14	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.15	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.16	Placement Agency Agreement dated July 1, 2005 by and between Cardium Therapeutics, Inc. and National Securities Corporation	Exhibit 1.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.17	Asset Purchase Agreement dated as of March 8, 2006, by and among Cardium Therapeutics, Inc., InnerCool Therapies, Inc. (a Delaware corporation), and InnerCool Therapies, Inc. (a California corporation) (without schedules)	Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

10.18	Executive Employment Agreement dated March 8, 2006 by and between InnerCool Therapies, Inc. and Michael Magers*	Exhibit 10.19 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

Exhibit Number	Description	Incorporated By Reference To

10.19	Master License Agreement effective as of December 1, 1999, by and between SurModics, Inc. and InnerCool Therapies, Inc.	Exhibit 10.20 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.20	Lease dated August 12, 1997, by and between R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord) and Copper Mountain Networks, Inc. (as tenant)	Exhibit 10.21 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.21	Lease Amendment No. 1 effective as of August 1, 1999, by and among R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord), Copper Mountain Networks, Inc. (as tenant), and Neurothermia, Inc. (as assignee)	Exhibit 10.22 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.22	Assignment, Assumption and Consent effective as of October 2, 1999, by and among Copper Mountain Networks, Inc., Neurothermia, Inc., and R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust	Exhibit 10.23 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.23	Lease Amendment No. 2 effective as of October 16, 2002, by and between E.G. Sirrah, LLC, as successor-in-interest to R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust, and InnerCool Therapies, Inc. (formerly known as Neurothermia, Inc.)	Exhibit 10.24 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.24	Sublease dated August 30, 2005, by and between InnerCool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.25 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.25	Asset Purchase Agreement dated as of August 11, 2006, by and among Cardium Therapeutics, Inc., Cardium Biologics, Inc. (a Delaware corporation), and Tissue Repair Company (a Delaware corporation)	Exhibit 10.26 of our Current Report on Form 8-K dated August 11, 2006, filed with the commission on August 15, 2006

10.26	Form of Securities Purchase Agreement, dated March 6, 2007, by an between Cardium Therapeutics, Inc. and each purchaser in 2007 private financing (agreements on substantially this form were signed by each purchaser in the financing)	Exhibit 10.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.27	Form of Lock-Up Agreement executed by each executive officer and director of Cardium Therapeutics, Inc. in connection with 2007 private financing	Exhibit 10.2 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.28	Placement Agent Agreement dated November 1, 2006, by and between Cardium Therapeutics, Inc. and Oppenheimer & Co. Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.29	Office Lease dated as of September 16, 2006 and commencing on January 20, 2007, by and between Cardium Therapeutics, Inc. and Jaguar Properties, L.L.C.	Exhibit 10.30 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.30	Amendment 1 effective on October 31, 2006, to Sublease dated August 30, 2005, by and between InnerCool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.31 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

Exhibit Number	Description	Incorporated By Reference To

10.31	Amendment 2 effective as of January 2, 2007, to Sublease dated August 30, 2005, by and between InnerCool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.32 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.32	Michigan License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated July 13, 1995	Exhibit 10.33 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.33	Amendment to License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated August 10, 1995	Exhibit 10.34 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.34	Second Amendment to the Michigan License agreement between the Regents of the University of Michigan and Selective Genetics, Inc. dated February 1, 2004	Exhibit 10.35 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.35	Third Amendment to Michigan License Agreement between the Regents of the University of Michigan, and Tissue Repair Company, and Cardium Biologics Inc. dated August 10, 2006	Exhibit 10.36 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.36	First Amendment to Lease Agreement between Cardium Therapeutics, Inc. and Kilroy Realty, L.P. dated February 15, 2007	Exhibit 10.37 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007

10.37	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007.

10.38	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.39 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007.

10.39	Loan and Security Agreement, dated as of November 12, 2007, among Life Sciences Capital, LLC, InnerCool Therapies, Inc., Tissue Repair Company, and Cardium Therapeutics, Inc.	Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.40	Secured Promissory Note dated November 12, 2007 made by InnerCool Therapies Inc., Tissue Repair Company, and Cardium Therapeutics, Inc. for the benefit of Life Sciences Capital, LLC in the amount of $5 million	Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.41	Form of Warrant issued to Life Sciences Capital LLC	Exhibit 10.42 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.42	Office Lease by and between Paseo Del Mar CA LLC and Cardium Therapeutics, Inc., effective as of November 19, 2007	Exhibit 10.43 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.43	Form of Securities Purchase Agreement dated January 30, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the January 2008 financing (an agreement on substantially this form was signed by each purchaser in the financing)	Exhibit 10.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

10.44	Placement Agent Agreement dated January 30, 2008, by and between Cardium Therapeutics, Inc. and Empire Asset Management Company	Exhibit 10.2 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

10.45	First Amendment to Lease Agreement between Cardium and Kilroy Realty, L.P. dated as of February 15, 2007	Exhibit 10.45 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the commission on March 14, 2008

Exhibit Number	Description	Incorporated By Reference To

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

•	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2008

CARDIUM THERAPEUTICS, INC.

By:	/s/ Dennis M. Mulroy
Dennis M. Mulroy, Chief Financial Officer

Mr. Mulroy is the principal financial officer of Cardium Therapeutics, Inc. and has been duly authorized to sign on its behalf.