Form 10-Q
period 2008-06-30
Cardium Therapeutics, Inc.
filed 2008-08-11
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

☐  Yes    ☒  No

As of August 8, 2008, 46,930,439 shares of Cardium’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,138,989	$7,722,816
Accounts receivable, net of allowance for doubtful accounts of $6,963 at June 30, 2008 and $5,936 at December 31, 2007	406,963	565,613
Inventories, net	1,741,439	1,037,164
Prepaid expenses and other current assets	537,124	522,067

Total current assets	6,824,515	9,847,660
Restricted cash	500,000	500,000
Property and equipment, net	2,006,735	1,650,632
Patented technology, net	4,209,190	4,582,009
Intangibles, net	162,312	184,321
Deferred financing costs, net	—	66,306
Deposits	100,041	94,761

Total assets	$13,802,793	$16,925,689

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,567,423	$1,461,458
Accrued liabilities	2,045,528	2,311,849
Current portion of long-term debt, net of debt discount of $114,830 at June 30, 2008 and $49,214 at December 31, 2007	2,989,477	1,482,085

Total current liabilities	9,602,428	5,255,392

Deferred rent	96,420	—
Long-term debt, less current portion, net of debt discount of $90,224 at December 31, 2007	—	3,241,992

Total liabilities	9,698,848	8,497,384

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding at June 30, 2008 45,260,439 and 40,955,291 at December 31, 2007	4,526	4,095
Additional paid-in capital	66,828,599	57,784,800
Deficit accumulated during development stage	(62,729,180)	(49,360,590)

Total stockholders’ equity	4,103,945	8,428,305

Total liabilities and stockholders’ equity	$13,802,793	$16,925,689

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2008
	2008	2007	2008	2007
Revenues
Product sales	$364,411	$195,842	$898,210	$464,770	$2,724,043
Grant revenues	262,430	33,630	374,633	74,033	891,456

Total revenues	626,841	229,472	1,272,843	538,803	3,615,499
Cost of goods sold	314,254	258,177	684,950	504,742	2,987,479

Gross profit (loss)	312,587	(28,705)	587,893	34,061	628,020

Operating expenses
Research and development	3,969,406	3,415,213	7,341,886	6,658,079	32,844,059
Selling, general and administrative	2,696,559	2,978,448	6,082,125	5,517,549	29,862,461
Amortization - intangibles	197,414	207,043	394,828	414,086	1,857,714

Total operating expenses	6,863,379	6,600,704	13,818,839	12,589,714	64,564,234

Loss from operations	(6,550,792)	(6,629,409)	(13,230,946)	(12,555,653)	(63,936,214)

Interest income	15,447	228,228	87,636	314,623	1,490,553
Interest (expense)	(99,117)	—	(225,280)	—	(283,519)

Net loss	$(6,634,462)	$(6,401,181)	$(13,368,590)	$(12,241,030)	$(62,729,180)

Net loss per common share – basic and diluted	$(0.15)	$(0.16)	$(0.31)	$(0.33)

Weighted average common shares outstanding – basic and diluted	43,629,975	40,914,902	43,169,611	37,656,592

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		Period from December 22, 2003 (Inception) To June 30, 2008
	2008	2007
Cash Flows From Operating Activities
Net loss	$(13,368,590)	$(12,241,030)	$(62,729,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	307,293	175,500	934,861
Amortization—intangibles	394,828	414,086	1,857,714
Amortization—debt discount	24,608	—	32,810
Amortization—deferred financing costs	18,084	—	24,112
Provision for obsolete inventory	52,025	—	702,906
Provision for doubtful accounts	1,027	—	6,963
Common stock issued for services and reimbursement of expenses	—	—	41,500
Stock based compensation expense	1,103,635	1,160,801	5,067,881
In-process purchased technology	1,000,000	—	2,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	157,623	103,993	(237,332)
Inventories	(756,300)	(272,602)	(2,347,681)
Prepaid expenses and other current assets	33,165	235,825	(434,188)
Deposits	(5,280)	(98,174)	(73,380)
Deferred rent	96,420	—	96,420
Accounts payable	3,105,965	1,270,009	4,518,993
Accrued liabilities	(266,321)	(960,059)	1,141,877

Net cash used in operating activities	(8,101,818)	(10,211,651)	(49,368,195)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	(1,000,000)	—	(2,000,000)
Purchases of property and equipment	(663,396)	(800,567)	(2,741,527)

Net cash used in investing activities	(1,663,396)	(800,567)	(4,741,527)

Cash Flows From Financing Activities
Proceeds from officer loan	—	—	62,882
Cash acquired in Aries merger and InnerCool acquisition	—	—	1,551,800
Restricted cash	—	—	(500,000)
Proceeds from the exercise of warrants, net	22,501	(3)	547,375
Proceeds from debt financing agreement, net of deferred financing costs of $108,500	—	—	4,891,500
Repayment of debt	(1,759,208)	—	(1,895,693)
Proceeds from the sale of common stock, net	7,918,094	20,126,677	53,590,847

Net cash provided by financing activities	6,181,387	20,126,674	58,248,711

Net (decrease) increase in cash	(3,583,827)	9,114,456	4,138,989
Cash and cash equivalents at beginning of period	7,722,816	5,931,123	—

Cash and cash equivalents at end of period	$4,138,989	$15,045,579	$4,138,989

Supplemental Disclosures of Cash Flow Information:
Cash payments made for interest	$158,082	$—	$231,813
Cash payments made for income taxes	$2,400	$—	$9,600
Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock issued for repayment of loans	$—	$—	$62,882
Net assets acquired for the issuance of common stock (exclusive of cash)	$—	$—	$5,824,000
Warrants issued in connection with debt financing	$—	$—	$147,640

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

Liquidity and Going Concern

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On January 31, 2008, we completed a registered direct offering of our common stock that resulted in net proceeds to the Company of approximately $5 million. On June 27, 2008, we completed a follow-on registered direct offering of our common stock that resulted in net proceeds to the Company of approximately $3 million. On July 1, 2008 we paid off the principal balance on our commercial credit facility out of the proceeds from the June 2008 offering, thereby retiring our remaining debt obligations to Life Sciences Capital, and eliminating the requirement to raise an additional $25 million in capital from the sale of equity, and/or funds received through licensing, and/or other corporate transactions.

As of June 30, 2008, we had $4.1 million in cash and cash equivalents. On July 18, 2008, we completed another registered direct offering for which we received proceeds of approximately $3.3 million before placement agent fees and offering expenses (see Note 8 below). With the completion of our recent offerings and the retirement of our debt obligations to Life Sciences Capital, we believe we will be able to fund required operations for approximately the next three months, not including efforts to accelerate the study of our Generx and Excellarate product candidates and actively promote the launches of InnerCool’s CoolBlue and RapidBlue product lines. As a result, we will need to raise additional funds through the sale of equity securities, debt financings, strategic licensing agreements and/or other corporate transactions. If we do not raise such funds, we will not be able to accelerate our product development activities or maintain operations. Management is currently in discussions to raise additional funds but there is no assurance we will succeed in these efforts. If we are not successful in obtaining additional funds, we may need to sell or partner certain development projects or products, or our operations may not be able to continue as planned. The previously described conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the consolidation financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The consolidated results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three and six months ended June 30, 2008 and 2007 because, due to the loss we incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented. The common stock issued and outstanding with respect to the stockholders of Aries has been included since October 20, 2005, the effective date of the reverse merger.

Potentially dilutive securities not included in diluted loss per common share consisted of outstanding stock options and warrants to acquire 13,409,366 shares as of June 30, 2008 and 11,173,533 shares as of June 30, 2007.

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

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. Total stock-based compensation expense included in the condensed consolidated statements of operations was $550,802 for the three months ended June 30, 2008, and $1,103,635 for the six months ended June 30, 2008. For the six months ended June 30, 2008, $504,362 was recorded as a component of research and development expenses and $599,273 was recorded as a component of selling, general and administrative expenses. Total stock-based compensation expense included in the condensed consolidated statements of operations was $545,965 for the three months ended June 30, 2007, and $1,160,801 for the six months ended June 30, 2007. For the six months ended June 30, 2007, $530,486 was recorded as a component of research and development expenses and $630,315 was recorded as a component of selling, general and administrative expenses. As of June 30, 2008, the Company had $3,562,835 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period July 2008 through May 2013.

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

	For the Three Months Ended June 30,
	2008	2007
Dividend yield	0%	0%
Expected life (years)	5.25	5.25
Risk-free interest rate	2.67%	4.75%
Volatility	76%	76%

	For the Six Months Ended June 30,
	2008	2007
Dividend yield	0%	0%
Expected life (years)	5.25	5.25
Risk-free interest rate	2.58%	4.75%
Volatility	76%	76%

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

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest (expense)”. Penalties if incurred would be recognized as a component of “Selling, general and administrative” expenses.

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of December 31, 2007 and June 30, 2008, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of approximately $24.2 million as of June 30, 2008, primarily relating to net operating loss carryforwards of approximately $23 million (which excludes net operating losses of $71 million that represent pre-merger losses for which the use is limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended), available to offset future taxable income through 2028. The net operating losses begin to expire in 2023 for federal tax purposes and in 2013 for state income tax purposes.

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

Note 3. Inventories

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials	$814,069	$490,688
Work in process	92,127	109,868
Finished goods	1,538,149	1,087,489

	2,444,345	1,688,045
Less provision for obsolete inventory	(702,906)	(650,881)

Inventories, net	$1,741,439	$1,037,164

Note 4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2008	December 31, 2007
Computer and telecommunication equipment	$617,769	$670,387
Machinery and equipment	913,400	604,299
Office equipment	60,943	27,595
Instrumentation	115,421	115,421
Office furniture and equipment	543,041	320,773
Leasehold improvements	669,146	525,225

	2,919,720	2,263,700
Accumulated depreciation and amortization	(934,861)	(627,568)

	1,984,859	1,636,132
Construction in progress	21,876	14,500

Property and equipment, net	$2,006,735	$1,650,632

Depreciation and amortization of property and equipment totaled $171,275 for the three months ended June 30, 2008, and $307,293 for the six months ended June 30, 2008. Depreciation and amortization of property and equipment totaled $93,888 for the three months ended June 30, 2007, $175,500 for the six months ended June 30, 2007, and $934,861 for the period from December 22, 2003 (date of inception) through June 30, 2008.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2008	December 31, 2007
Accrued in-process purchased technology	$500,000	$—
Accrued expenses - other	859,386	590,924
Accrued payroll and benefits	686,142	1,720,925

Total	$2,045,528	$2,311,849

Note 6. Stockholders’ Equity

Common Stock

On January 31, 2008, we completed a registered direct offering of our common stock that resulted in the sale of 2,655,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share, and five year warrants to purchase an additional 929,250 shares of our common stock at an exercise price of $2.00. The warrants were fully exercisable when issued. We received gross proceeds of approximately $5,300,000, before placement agent fees and offering expenses of approximately $400,000. In addition, we issued warrants to purchase 159,300 shares of our common stock to the placement agent. These warrants have substantially the same terms as the warrants issued to investors.

On June 27, 2008, we completed a follow-on registered direct offering of our common stock that resulted in the sale of 1,625,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share, and five year warrants to purchase an additional 568,750 shares of our common stock at an exercise price of $2.00. The warrants were fully exercisable when issued. We received gross proceeds of approximately $3,250,000, before placement agent fees and offering expenses of approximately $224,000. In addition, we issued warrants to purchase 97,500 shares of our common stock to the placement agent. These warrants have an exercise price of $2.29 and otherwise have substantially the same terms as the warrants issued to investors.

Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

During the six months ended June 30, 2008, options to purchase 602,500 shares were granted under the plan. The options granted during the six months ended June 30, 2008 have an average exercise price of $2.27, with a term of seven years, and vest over four to five years. During the six months ended June, 2008, vested options to purchase 7,811 shares of our common stock expired and unvested options to purchase an additional 27,189 shares of our common stock were cancelled and are available for future issuance under the plan. Warrants to purchase 66,042 shares which had been granted outside the plan were cancelled or expired during the six months ended June 30, 2008.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the six months ended June 30, 2008:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance outstanding, December 31, 2007	5,491,500	$2.30	7.3	—
Granted	602,500	2.27	6.9	—
Exercised	—	—	—	—
Expired (vested)	(41,685)	2.59	5.3	—
Cancelled (unvested)	(59,357)	2.54	5.8	—

Balance outstanding, June 30, 2008	5,992,958	$2.30	6.8	$0.0

Exercisable, June 30, 2008	3,576,633	2.22

The following is a summary of unvested options and warrants as of June 30, 2008, and changes during the six months ended June 30, 2008.

	Number of Options or Warrants	Weighted Average Grant Date Fair Value
Unvested balance outstanding, December 31, 2007	2,733,198	$1.48
Granted	602,500	1.41
Vested	(818,331)	1.38
Expired	(41,685)	1.48
Cancelled	(59,357)	1.49

Unvested balance outstanding, June 30, 2008	2,416,325	$1.47

Warrants

On January 31, 2008, we completed a registered direct offering of our common stock that resulted in the sale of 2,655,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share, and five year warrants to purchase an additional 929,250 shares of our common stock at an exercise price of $2.00. The warrants were fully exercisable when issued. In addition, we issued warrants to purchase 159,300 shares of our common stock to the placement agent on substantially the same terms as the warrants issued to investors.

On June 27, 2008, we completed a follow-on registered direct offering of our common stock that resulted in the sale of 1,625,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share, and five year warrants to purchase an additional 568,750 shares of our common stock at an exercise price of $2.00. The warrants were fully exercisable when issued. In addition, we issued warrants to purchase 97,500 shares of our common stock to the placement agent. These warrants have an exercise price of $2.29 and otherwise have substantially the same terms as the warrants issued to investors.

The following table summarizes warrant activity for the six months ended June 30, 2008:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2007	5,701,610	$1.50 - $3.78	2 -4
Warrants issued	1,754,800	2.00 - 2.29	5
Warrants exercised	(40,000)	1.50	2
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, June 30, 2008	7,416,410	$1.50 – 3.78	1 – 5

Warrants exercisable at June 30, 2008	7,416,410	$1.50 – 3.78	1 – 5

The table above does not include warrants issued to employees and consultants described and included under “Option Activity” above.

Note 7. Long-Term Debt

On November 12, 2007, Cardium, InnerCool Therapies and Tissue Repair Company entered into a Loan and Security Agreement with Life Sciences Capital, LLC, whereby we obtained debt financing in the principal amount of $5 million to be used for general working capital purposes. In connection with the loan, we paid Life Sciences Capital, LLC a loan commitment fee and related legal expenses of $108,500, which was capitalized as deferred financing costs and amortized over the term of the loan. As of June 30, 2008, the balance of the unamortized deferred financing costs amounted to $84,389 and was included as a component of prepaid and other current assets.

On July 1, 2008 we paid off the principal balance on our commercial credit facility out of the proceeds from the June 2008 offering, thereby retiring our remaining debt obligations to Life Sciences Capital, and eliminating the requirement to raise an additional $25 million in capital from the sale of equity, and/or funds received through licensing, and/or other corporate transactions. The loan was reclassified as a short-term obligation at June 30, 2008.

Note 8. Subsequent Events

On July 1, 2008 we paid off the principal balance on our commercial credit facility out of the proceeds from the June 2008 offering, thereby retiring our remaining debt obligations to Life Sciences Capital, and eliminating the requirement to raise an additional $25 million in capital from the sale of equity, and/or funds received through licensing, and/or other corporate transactions. The loan was reclassified as a short-term obligation at June 30, 2008.

On July 18, 2008, we completed a follow-on registered direct offering of our common stock that resulted in the sale of 1,670,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share, and five year warrants to purchase an additional 584,500 shares of our common stock at an exercise price of $2.00. The warrants were fully exercisable when issued. We received gross proceeds of approximately $3,340,000, before placement agent fees, offering expenses and expense reimbursements. In addition, we issued warrants to purchase 100,200 shares of our common stock to the placement agent. These warrants have an exercise price of $2.20 and otherwise have substantially the same terms as the warrants issued to investors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended June 30, 2008. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2007 Annual Report and other reports and documents we file with the United States Securities and Exchange Commission (SEC). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other section of this Item 2 and this report.

We are a medical technology company primarily focused on the development, manufacture and sale of innovative therapeutic products and devices for cardiovascular, ischemic and related indications. Building upon our core products and product candidates, our strategic goal is to develop a portfolio of medical products at various stages of development and secure additional financial resources to commercialize these products in a timely and effective manner. To that end, on January 31, 2008, we closed a $5.3 million registered direct offering to provide funding to further develop our ongoing programs, as well as for other general corporate purposes. On June 27, 2008, we closed a $3.25 million follow-on registered direct offering, the proceeds of which were primarily used to pay off the principal balance on our commercial credit facility.

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

We intend to continue to pursue opportunistic acquisitions designed to enhance long-term stockholder value. At the same time, to the extent our technologies and product candidates are advanced and businesses are built-up, further developed and mature, we may consider various corporate development transactions to enhance and monetize stockholder value such as corporate partnerings, spin-out transactions and equity distribution.

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

Results of Operations

Three months ended June 30, 2008 compared to June 30, 2007

Product sales for the three months ended June 30, 2008 were $364,411 compared to sales of $195,842 for the three months ended June 30, 2007. The increase of $168,569 was due in large part to an increase in sales of InnerCool Therapies’ Celsius Control System resulting from our expanded sales and marketing efforts at InnerCool Therapies, as well as new sales from the launch of InnerCool Therapies’ CoolBlue system in late 2007. Grant revenues for the three months ended June 30, 2008 were $262,430 compared to grant revenues of $33,630 for the three months ended June 30, 2007. The increase of $228,800 can be attributed to the increased activity of our preclinical studies of Corgentin, which are reimbursable by the grant.

Cost of goods sold for the three months ended June 30, 2008 was $314,254 compared to $258,177 for the three months ended June 30, 2007. The increase of $56,077 was due to an increase in the products being sold during the three months ended June 30, 2008, along with increases in production costs.

Research and development expenses for the three months ended June 30, 2008 were $3,969,406 compared to $3,415,213 for the same three month period last year. The increase of $554,193 was primarily due to our efforts to advance our Excellarate product candidate in its Phase 2b clinical trial, including the accrual of the final $500,000 product advancement milestone payment payable in February 2009 and development costs for InnerCool’s Rapid Blue product as it has moved from development to production, offset by reductions in Generx (AWARE) Phase 3 clinical trial costs as spending in the three months ended June 30, 2007 included product material and initial start-up costs not required in the recent three month period, and a $500,000 reversal of bonuses that were accrued at the end of 2007 and not paid. As of December 31, 2007, the Company recorded a liability for discretionary employee and officer bonuses for past performance. The payment of such bonuses was expected to take place sometime in 2008. Given the ongoing difficulties in the financial markets, which made it more challenging and expensive for companies to raise funds, the compensation committee felt it appropriate to forego the planned payment of these bonuses.

Selling, general and administrative expenses for the three months ended June 30, 2008 were $2,696,559 compared to $2,978,448 for the three months ended June 30, 2007. The decrease of $281,889 for the three month period was primarily due to the reversal of $700,000 in bonuses that were accrued at the end of 2007 and not paid, as noted above, offset by our expanded sales and marketing efforts at InnerCool and increases in headcount.

Amortization of intangibles for the three months ended June 30, 2008 was $197,414, as compared to $207,043 recorded in the three months ended June 30, 2007. The decrease of $9,629 was a result of the reclassification of some costs between the recorded patented technology and other intangibles in connection with our acquisition of InnerCool Therapies

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended June 30, 2008 was $15,447 compared to $228,228 for the same three month period last year. The $212,781 decrease in interest income for the three month period when compared to the same period last year was related to the decrease in cash available for investment during the respective periods and lower interest rates.

Interest expense for the three months ended June 30, 2008 was $99,117 as a result of our commercial credit facility with Life Sciences Capital LLC. There was no interest expense recorded during the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to June 30, 2007

Product sales for the six months ended June 30, 2008 were $898,210 compared to $464,770 for the six months ended June 30, 2007. The increase of $433,440 was due in large part to an increase in sales of InnerCool Therapies’ Celsius Control System resulting from our expanded sales and marketing efforts at InnerCool Therapies, as well as new sales from the launch of InnerCool Therapies’ CoolBlue system in late 2007. For the six months ended June 30, 2008, grant revenues were $374,633 compared to grant revenues of $74,033 for the six months ended June 20, 2007. The increase of $300,600 in grant revenues is reflective of the level of activity as we have sought to ramp up our preclinical study activities in 2008.

Cost of goods sold for the six months ended June 30, 2008 were $684,950 compared to $504,742 for the six months ended June 30, 2007. The increase of $180,208 in cost of goods sold was directly related to the increase in revenues from the sale of InnerCool Therapies’ products, which accounted for a significant portion of our revenues during such period.

Research and development expenses for the six months ended June 30, 2008 were $7,341,886 compared to $6,658,079 for the six months ended June 30, 2007. The increase of $683,807 was primarily due to our efforts to advance our Excellarate product candidate in its Phase 2b clinical trial, including a $500,000 product advancement milestone payment and the accrual of the final $500,000 product advancement milestone payment payable in February 2009, and development costs for InnerCool’s Rapid Blue product as it has moved from development to production, offset by reductions in Generx (AWARE) Phase 3 clinical trial costs as spending in the six months ended June 30, 2007 included initial product material and start-up costs not required in the recent six month period, and a $500,000 reversal of bonuses that were accrued at the end of 2007 and not paid. As of December 31, 2007, the Company recorded a liability for discretionary employee and officer bonuses for past performance. The payment of such bonuses was expected to take place sometime in 2008. Given the ongoing difficulties in the financial markets, which made it more challenging and expensive for companies to raise funds, the compensation committee felt it appropriate to forego the planned payment of these bonuses.

Selling, general and administrative expenses for the six months ended June 30, 2008, selling were $6,082,125 compared to $5,517,549 for the six months ended June 30, 2007. The increase of $564,576 in selling, general and administrative expenses was primarily due to our expanded sales and marketing efforts at InnerCool and increases in headcount, offset by the reversal of $700,000 in bonuses that were accrued at the end of 2007 and not paid, as noted above.

Amortization of intangibles for the six months ended June 30, 2008 was $394,828 compared to $414,086 for the six months ended June 30, 2007. The decrease of $19,258 was a result of the reclassification of some costs between the recorded patented technology and other intangibles in connection with our acquisition of InnerCool Therapies.

Interest income for the six months ended June 30, 2008 was $87,636 compared to $314,623 for the six months ended June 30, 2007. The $226,987 decrease in interest income was related to the decrease in cash available for investment during the respective periods and lower interest rates.

Interest expense for the six months ended June 30, 2008 was $225,280 as a result of our commercial credit facility with Life Sciences Capital LLC. There was no interest expense recorded during six months ended June 30, 2007. The commercial credit facility with Life Sciences Capital was paid in full on July 1, 2008.

Liquidity and Capital Resources

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sale of our common stock. Net cash provided by financing activities was $6,181,387, for the six months ended June 30, 2008, and was primarily derived from proceeds we received from the sale of our common stock, net of issuance costs. For the six months ended June 30, 2007, net cash provided by financing activities was $20,126,674 and for the period December 22, 2003 (inception) to June 30, 2008, net cash provided by financing activities was $58,248,711. Net cash used in operating activities was $8,101,818 for the six months ended June 30, 2008 compared to $10,211,651 for the same six month period last year. The decrease in net cash used in operating activities was due primarily to an increase in accounts payable at June 30, 2008. Cash used in investing activities was $1,663,396, for the six months ended June 30, 2008 compared to $800,567 for the six months ended June 30, 2007. The increase of $362,829 was due to a $500,000 product advancement milestone payment and the accrual of the final $500,000 product advancement milestone payment payable in February 2009, offset by a reduction in the purchase of property and equipment.

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On January 31, 2008, we completed a registered direct offering of our common stock that resulted in net proceeds to the Company of approximately $5 million. On June 27, 2008, we completed a follow-on registered direct offering of our common stock that resulted in net proceeds to the Company of approximately $3 million. On July 1, 2008 we paid off the principal balance on our commercial credit facility out of the proceeds from the June 2008 offering, thereby retiring our remaining debt obligations to Life Sciences Capital, and eliminating the requirement to raise an additional $25 million in capital from the sale of equity, and/or funds received through licensing, and/or other corporate transactions.

As of June 30, 2008 we had $4.1 million in cash and cash equivalents. On July 18, 2008, we completed another registered direct offering for which we received proceeds of approximately $3.3 million before placement agent fees and offering expenses. With the completion of our recent offerings and the retirement of our debt obligations to Life Sciences Capital, we believe we will be able to fund required operations for approximately the next three months, not including efforts to accelerate the study of our Generx and Excellarate product candidates and actively promote the launches of InnerCool’s CoolBlue and RapidBlue product lines. As a result, we will need to raise additional funds through the sale of equity securities, debt financings, strategic licensing agreements and/or other corporate transactions. If we do not raise such funds, we will not be able to accelerate our product development activities or maintain operations. Management is currently in discussions to raise additional funds but there is no assurance we will succeed in these efforts. If we are not successful in obtaining additional funds, we may need to sell or partner certain development projects or products, or our operations may not be able to continue as planned. The previously described conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors. As of June 30, 2008, we had operating lease obligations of approximately $4,478,101 extending through 2013.

Special Note About Forward-Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results;

•	our ability to fund operations and business plans, and the timing of any funding we obtain;

•	the timing, conduct and outcome of discussions with regulatory agencies, regulatory submissions and clinical trials and product launches;

•

the performance of GenerxTM, InnerCool Therapies’ Celsius Control SystemTM and RapidBlueTM and CoolBlueTM systems, ExcellarateTM, and other product candidates and their potential to attract development partners and/or generate revenues;

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 8, 2008, neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. We anticipate, however, that we will be regularly engaged in various patent prosecution and related matters in connection with the technology we develop and/or license. To the extent we are not successful in defending against any adverse claims concerning our technology, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources.

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

During the quarterly period ended June 30, 2008, we did not sell any unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 5, 2008. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions
Election of three Class II directors to serve until the next annual meeting of stockholders held to elect Class II directors and until their respective successor is elected and qualified:
Tyler M. Dylan	31,225,856	211,543	—	—
Andrew M. Leitch	31,224,356	213,043	—	—
Gerald J. Lewis	31,160,722	276,677	—	—
Approval of an amendment to the Company’s Certificate of Incorporation to change the name of the Company from “Cardium Therapeutics, Inc.” to “Cardium Group Inc”	31,289,801	—	116,158	31,440
Ratification of the selection of Marcum & Kliegman LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008	31,306,019	—	76,701	54,679

In accordance with the terms set forth in the proxy statement related to the solicitation of proxies for use at the annual meeting, an abstention from voting was used for the purpose of establishing a quorum, and was considered a vote “against” a proposal. The named directors and the above matters were each approved by the stockholders at the annual meeting.

ITEM 5.	OTHER INFORMATION

As previously reported in a press release issued by Cardium Therapeutics, Inc. (“Cardium”) on July 28, 2008, Paul A. Foster, M.D. has been appointed as Cardium’s chief medical officer to lead the late stage clinical development and related activities at both Cardium and its Tissue Repair Company subsidiary. Dr. Foster assumed the position from Dr. Randall Moreadith, whose employment with Cardium, including his position as executive vice president, ended on August 5, 2008.

Dr. Moreadith had unvested options to purchase 187,530 shares of Cardium’s common stock at an exercise price of $2.75 per share that were cancelled effective August 5, 2008, and has vested options to purchase 312,470 shares of Cardium’s common stock at the same exercise price, which will expire on November 5, 2008 unless exercised before that date.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
2.1	Agreement and Plan of Merger dated as of October 19, 2005 and effective as of October 20, 2005, by and among Aries Ventures Inc., Aries Acquisition Corporation and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.2	Certificate of Merger of Domestic Corporation as filed with the Delaware Secretary of State on October 20, 2005	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.3	Agreement and Plan of Merger dated January 17, 2006, between Aries Ventures Inc. and Cardium Therapeutics, Inc.	Exhibit 2.4 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

2.4	Certificate of Merger, as filed with the Delaware Secretary of State on January 17, 2006	Exhibit 2.5 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(i)	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(ii)	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.1	Form of Warrant issued to lead investors and Mark Zucker in 2005 private financing	Exhibit 4.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

4.2	Form of Warrant issued to employees and consultants of InnerCool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

4.3	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

4.4	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.5	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.6	Form of Warrant issued to purchasers in 2007 private financing	Exhibit 4.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

Exhibit Number	Description	Incorporated By Reference To

4.7	Form of Warrant issued to Oppenheimer & Co. Inc. as Placement Agent in 2007 private financing	Exhibit 4.7 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

4.8	Form of Warrant issued to purchasers in January 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

4.9	Form of Warrant issued to purchasers in June 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the commission on June 30, 2008

4.10	Form of Warrant issued to Empire Asset Management Company in June 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated June 27, 2008, filed with the commission on June 30, 2008

4.11	Form of Warrant issued to purchasers in July 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

4.12	Form of Warrant issued to Empire Asset Management Company in July 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of Aries’ Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

Exhibit Number	Description	Incorporated By Reference To

10.11	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.12	Office Lease between Cardium and Kilroy Realty, L.P. dated as of September 30, 2005 and commencing on November 1, 2005	Exhibit 10.12 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.13	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.14	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.15	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.16	Asset Purchase Agreement dated as of March 8, 2006, by and among Cardium Therapeutics, Inc., InnerCool Therapies, Inc. (a Delaware corporation), and InnerCool Therapies, Inc. (a California corporation) (without schedules)	Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

10.17	Executive Employment Agreement dated March 8, 2006 by and between InnerCool Therapies, Inc. and Michael Magers*	Exhibit 10.19 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.18	Master License Agreement effective as of December 1, 1999, by and between SurModics, Inc. and InnerCool Therapies, Inc.	Exhibit 10.20 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.19	Lease dated August 12, 1997, by and between R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord) and Copper Mountain Networks, Inc. (as tenant)	Exhibit 10.21 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.20	Lease Amendment No. 1 effective as of August 1, 1999, by and among R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust (as landlord), Copper Mountain Networks, Inc. (as tenant), and Neurothermia, Inc. (as assignee)	Exhibit 10.22 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.21	Assignment, Assumption and Consent effective as of October 2, 1999, by and among Copper Mountain Networks, Inc., Neurothermia, Inc., and R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust	Exhibit 10.23 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

Exhibit Number	Description	Incorporated By Reference To

10.22	Lease Amendment No. 2 effective as of October 16, 2002, by and between E.G. Sirrah, LLC, as successor-in-interest to R.G. Harris Co., and Elizabeth G. Harris, Henry K. Workman and Don C. Sherwood, Trustees of the Harris Family Revocable Trust, and InnerCool Therapies, Inc. (formerly known as Neurothermia, Inc.)	Exhibit 10.24 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.23	Sublease dated August 30, 2005, by and between InnerCool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.25 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.24	Asset Purchase Agreement dated as of August 11, 2006, by and among Cardium Therapeutics, Inc., Cardium Biologics, Inc. (a Delaware corporation), and Tissue Repair Company (a Delaware corporation)	Exhibit 10.26 of our Current Report on Form 8-K dated August 11, 2006, filed with the commission on August 15, 2006

10.25	Form of Securities Purchase Agreement, dated March 6, 2007, by an between Cardium Therapeutics, Inc. and each purchaser in 2007 private financing (agreements on substantially this form were signed by each purchaser in the financing)	Exhibit 10.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.26	Office Lease dated as of September 16, 2006 and commencing on January 20, 2007, by and between Cardium Therapeutics, Inc. and Jaguar Properties, L.L.C.	Exhibit 10.30 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.27	Amendment 1 effective on October 31, 2006, to Sublease dated August 30, 2005, by and between InnerCool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.31 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.28	Amendment 2 effective as of January 2, 2007, to Sublease dated August 30, 2005, by and between InnerCool Therapies, Inc., and Acadia Pharmaceuticals Inc.	Exhibit 10.32 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.29	Michigan License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated July 13, 1995	Exhibit 10.33 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.30	Amendment to License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated August 10, 1995	Exhibit 10.34 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.31	Second Amendment to the Michigan License agreement between the Regents of the University of Michigan and Selective Genetics, Inc. dated February 1, 2004	Exhibit 10.35 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.32	Third Amendment to Michigan License Agreement between the Regents of the University of Michigan, and Tissue Repair Company, and Cardium Biologics Inc. dated August 10, 2006	Exhibit 10.36 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.33	First Amendment to Lease Agreement between Cardium Therapeutics, Inc. and Kilroy Realty, L.P. dated February 15, 2007	Exhibit 10.37 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007

10.34	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007.

Exhibit Number	Description	Incorporated By Reference To

10.35	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.39 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007.

10.36	Form of Warrant issued to Life Sciences Capital LLC	Exhibit 10.42 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.37	Office Lease by and between Paseo Del Mar CA LLC and Cardium Therapeutics, Inc., effective as of November 19, 2007	Exhibit 10.43 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.38	Form of Securities Purchase Agreement dated January 30, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the January 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

10.39	First Amendment to Lease Agreement between Cardium and Kilroy Realty, L.P. dated as of February 15, 2007	Exhibit 10.45 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the commission on March 14, 2008

10.40	Form of Securities Purchase Agreement dated June 27, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the June 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the commission on June 30, 2008

10.41	Form of Securities Purchase Agreement dated July 18, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the July 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

10.42	Placement Agent Agreement dated July 17, 2008, by and between Cardium Therapeutics, Inc. and Empire Asset Management Company	Exhibit 10.2 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2008

CARDIUM THERAPEUTICS, INC.

By:	/s/ Dennis M. Mulroy
Dennis M. Mulroy, Chief Financial Officer

Mr. Mulroy is the principal financial officer of Cardium Therapeutics, Inc. and has been duly authorized to sign on its behalf.