Form 10-Q
period 2008-09-30
Cardium Therapeutics, Inc.
filed 2008-11-10
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

001-33635

(Commission file number)

CARDIUM THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0075787
(State of incorporation)	(IRS Employer Identification No.)

12255 El Camino Real, Suite 250 San Diego, California 92130	(858) 436-1000
(Address of principal executive offices)	(Registrant’s telephone number)

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

☐  Yes    ☒  No

As of November 7, 2008, 46,930,439 shares of Cardium’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$126,575	$7,722,816
Accounts receivable, net of allowance for doubtful accounts of $8,750 at September 30, 2008 and $5,936 at December 31, 2007	119,849	565,613
Inventories, net	1,818,021	1,037,164
Prepaid expenses and other current assets	414,933	522,067

Total current assets	2,479,378	9,847,660
Restricted cash	500,000	500,000
Property and equipment, net	1,798,529	1,650,632
Patented technology, net	4,022,780	4,582,009
Intangibles, net	151,308	184,321
Deferred financing costs, net	—	66,306
Deposits	100,041	94,761

Total assets	$9,052,036	$16,925,689

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,658,266	$1,461,458
Accrued liabilities	2,724,689	2,311,849
Current portion of long-term debt, net of debt discount of $49,214 at December 31, 2007	—	1,482,085

Total current liabilities	7,382,955	5,255,392

Deferred rent	192,840	—
Long-term debt, less current portion, net of debt discount of $90,224 at December 31, 2007	—	3,241,992

Total liabilities	7,575,795	8,497,384

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding at September 30, 2008 46,930,439 and 40,955,291 at December 31, 2007	4,693	4,095
Additional paid-in capital	70,352,243	57,784,800
Deficit accumulated during development stage	(68,880,695)	(49,360,590)

Total stockholders’ equity	1,476,241	8,428,305

Total liabilities and stockholders’ equity	$9,052,036	$16,925,689

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 22, 2003 (Inception) to September 30, 2008
	2008	2007	2008	2007
Revenues
Product sales	$585,421	$306,992	$1,483,631	$771,762	$3,309,464
Grant revenues	—	57,338	374,633	131,371	891,456

Total revenues	585,421	364,330	1,858,264	903,133	4,200,920
Cost of goods sold	514,243	318,934	1,199,193	823,676	3,501,722

Gross profit	71,178	45,396	659,071	79,457	699,198

Operating expenses
Research and development	2,947,997	3,243,008	10,289,883	9,901,087	35,792,056
Selling, general and administrative	2,886,089	2,838,949	8,968,214	8,356,498	32,748,550
Amortization - intangibles	197,414	178,156	592,242	592,242	2,055,128

Total operating expenses	6,031,500	6,260,113	19,850,339	18,849,827	70,595,734

Loss from operations	(5,960,322)	(6,214,717)	(19,191,268)	(18,770,370)	(69,896,536)

Interest income	8,028	146,748	95,664	461,371	1,498,581
Interest expense	(199,221)	—	(424,501)	—	(482,740)

Net loss	$(6,151,515)	$(6,067,969)	$(19,520,105)	$(18,308,999)	$(68,880,695)

Net loss per common share –basic and diluted	$(0.13)	$(0.15)	$(0.44)	$(0.47)

Weighted average common shares outstanding – basic and diluted	46,603,700	40,928,219	44,322,663	38,759,118

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		Period from December 22, 2003 (Inception) To September 30, 2008
	2008	2007
Cash Flows From Operating Activities
Net loss	$(19,520,105)	$(18,308,999)	$(68,880,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	475,627	241,430	1,103,195
Amortization—intangibles	592,242	592,242	2,055,128
Amortization—debt discount	139,439	—	147,641
Amortization—deferred financing costs	102,472	—	108,500
Provision for obsolete inventory	12,224	—	663,105
Provision for doubtful accounts	2,814	—	8,750
Common stock issued for services and reimbursement of expenses	—	—	41,500
Stock based compensation expense	1,617,633	1,736,828	5,581,879
In-process purchased technology	1,000,000	—	2,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	442,950	(2,263)	47,995
Inventories	(793,081)	(306,596)	(2,384,462)
Prepaid expenses and other current assets	70,967	336,305	(396,386)
Deposits	(5,280)	(133,775)	(73,380)
Deferred rent	192,840	—	192,840
Accounts payable	3,196,808	1,065,523	4,609,836
Accrued liabilities	412,840	(940,386)	1,821,038

Net cash used in operating activities	(12,059,610)	(15,719,691)	(53,325,987)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	(1,000,000)	—	(2,000,000)
Purchases of property and equipment	(623,524)	(1,077,113)	(2,701,655)

Net cash used in investing activities	(1,623,524)	(1,077,113)	(4,701,655)

Cash Flows From Financing Activities
Proceeds from officers loans	—	—	62,882
Cash acquired in Aries merger and InnerCool acquisition	—	—	1,551,800
Restricted cash	—	—	(500,000)
Proceeds from the exercise of warrants, net	22,501	26,275	547,375
Proceeds from debt financing agreement, net of deferred financing costs of $108,500	—	—	4,891,500
Repayment of debt	(4,863,515)	—	(5,000,000)
Proceeds from the sale of common stock, net	10,927,907	20,093,364	56,600,660

Net cash provided by financing activities	6,086,893	20,119,639	58,154,217

Net (decrease) increase in cash	(7,596,241)	3,322,835	126,575
Cash and cash equivalents at beginning of period	7,722,816	5,931,123	—

Cash and cash equivalents at end of period	$126,575	$9,253,958	$126,575

Supplemental Disclosures of Cash Flow Information:
Cash payments made for interest	$219,391	$—	$293,122
Cash payments made for income taxes	$2,400	$—	$9,600
Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock issued for repayment of loans	$—	$—	$62,882
Net assets acquired for the issuance of common stock (exclusive of cash)	$—	$—	$5,824,000
Warrants issued in connection with debt financing	$—	$—	$147,640

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

We are a development stage company. We have yet to generate positive cash flows from operations, and essentially depend on debt and equity funding to finance our operations. In October 2005, we closed a private placement of 19,325,651 shares of our common stock at a purchase price of $1.50 per share and received net proceeds of $25,542,389. In connection with the private placement, we completed a reverse merger, whereby Cardium merged with a wholly-owned subsidiary of Aries Ventures Inc. (“Aries”), a publicly-traded company. As a result of these transactions, the stockholders of Cardium became the controlling stockholders of Aries. Accordingly, the acquisition of Cardium by Aries was a reverse merger. Aries’ results of operations are included in Cardium’s financial results beginning October 20, 2005.

In January 2006, Aries was merged with and into Cardium, with Cardium as the surviving entity and the successor issuer to Aries. As a result, we are now in our present form a publicly-traded, Delaware corporation named Cardium Therapeutics, Inc.

Liquidity and Going Concern

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On January 31, 2008, we completed a registered direct offering of our common stock that resulted in net proceeds to the Company of approximately $5 million. On June 27, 2008, we completed a follow-on registered direct offering of our common stock that resulted in net proceeds to the Company of approximately $3 million. On July 1, 2008 we paid off the principal balance on our commercial credit facility out of the proceeds from the June 2008 offering. On July 18, 2008, we completed another registered direct offering for which we received net proceeds of approximately $3 million. (see Note 6 below).

As of September 30, 2008, we had $126,575 in cash and cash equivalents. On November 10, 2008, we completed a secured debt financing for which we received proceeds of approximately $6 million before placement agent fees and offering expenses (see Note 8 below). With the completion of our recent debt offering, we believe we will be able to fund required operations for approximately the next three months, not including efforts to accelerate the study of our Generx and Excellarate product candidates and actively promote the launches of InnerCool’s CoolBlue and RapidBlue product lines. As a result, we will need to raise additional funds through the sale of equity securities, debt financings, strategic licensing agreements and/or other corporate transactions. If we do not raise such funds, we will not be able to accelerate our product development activities or maintain operations. Management has been in discussions to raise additional funds but there is no assurance we will succeed in these efforts. If we are not successful in obtaining additional funds, we will need to scale back our operations and/or sell or partner certain development projects or products, or our operations may not be able to continue as planned or at all. The previously described conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The consolidated results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three and nine months ended September 30, 2008 and 2007 because, due to the loss we incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented. The common stock issued and outstanding with respect to the stockholders of Aries has been included since October 20, 2005, the effective date of the reverse merger.

Potentially dilutive securities not included in diluted loss per common share consisted of outstanding stock options and warrants to acquire 13,942,163 shares as of September 30, 2008 and 11,162,277 shares as of September 30, 2007.

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

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. Total stock-based compensation expense included in the condensed consolidated statements of operations was $513,998 for the three months ended September 30, 2008, and $1,617,633 for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, $739,258 was recorded as a component of research and development expenses and $878,375 was recorded as a component of selling, general and administrative expenses. Total stock-based compensation expense included in the condensed consolidated statements of operations was $576,027 for the three months ended September 30, 2007, and $1,736,828 for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, $793,730 was recorded as a component of research and development expenses and $943,098 was recorded as a component of selling, general and administrative expenses. As of September 30, 2008, the Company had $2,803,414 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period October 2008 through May 2013.

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

	For the Three Months Ended September 30,
	2008	2007
Dividend yield	0%	0%
Expected life (years)	5.25	5.25
Risk-free interest rate	3.11%	4.75%
Volatility	75%	76%

	For the Nine Months Ended September 30,
	2008	2007
Dividend yield	0%	0%
Expected life (years)	5.25	5.25
Risk-free interest rate	3.00%	4.75%
Volatility	75%	76%

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

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense.” Penalties, if incurred, would be recognized as a component of “Selling, general and administrative” expenses.

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of December 31, 2007 and September 30, 2008, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of approximately $26.8 million as of September 30, 2008, primarily relating to net operating loss carryforwards of approximately $25 million (which excludes net operating losses of $71 million that represent pre-merger losses for which the use is limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended), available to offset future taxable income through 2028. The net operating losses begin to expire in 2023 for federal tax purposes and in 2013 for state income tax purposes.

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

Recently Adopted Accounting Pronouncements

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

In October 2008, the FASB issued FSP157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an active market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our condensed consolidated financial statements.

Note 3. Inventories

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials	$789,998	$490,688
Work in process	29,380	109,868
Finished goods	1,661,748	1,087,489

	2,481,126	1,688,045
Less provision for obsolete inventory	(663,105)	(650,881)

Inventories, net	$1,818,021	$1,037,164

Note 4. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2008	December 31, 2007
Computer and telecommunication equipment	$640,540	$670,387
Machinery and equipment	852,364	604,299
Office equipment	72,359	27,595
Instrumentation	115,421	115,421
Office furniture and equipment	543,041	320,773
Leasehold improvements	677,999	525,225

	2,901,724	2,263,700
Accumulated depreciation and amortization	(1,103,195)	(627,568)

	1,798,529	1,636,132
Construction in progress	—	14,500

Property and equipment, net	$1,798,529	$1,650,632

Depreciation and amortization of property and equipment totaled $168,334 for the three months ended September 30, 2008, and $475,627 for the nine months ended September 30, 2008. Depreciation and amortization of property and equipment totaled $65,930 for the three months ended September 30, 2007, $241,430 for the nine months ended September 30, 2007, and $1,103,195 for the period from December 22, 2003 (date of inception) through September 30, 2008.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007
Accrued in-process purchased technology	$500,000	$—
Accrued expenses -other	1,042,279	590,924
Accrued clinical trial costs	396,641	—
Accrued payroll and benefits	785,769	1,720,925

Total	$2,724,689	$2,311,849

Note 6. Stockholders’ Equity

Common Stock

On January 31, 2008, we completed a registered direct offering of our common stock that resulted in the sale of 2,655,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share, and five year warrants to purchase an additional 929,250 shares of our common stock at an exercise price of $2.00. The warrants were fully exercisable when issued. We received gross proceeds of approximately $5,300,000, before placement agent fees and offering expenses of approximately $400,000. In addition, we issued warrants to purchase 159,300 shares of our common stock to the placement agent on terms substantially the same as the warrants issued to investors.

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

On July 18, 2008, we completed a second follow-on registered direct offering of our common stock that resulted in the sale of 1,670,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share, and five year warrants to purchase an additional 584,500 shares of our common stock at an exercise price of $2.00. The warrants were fully exercisable when issued. We received gross proceeds of approximately $3,340,000, before placement agent fees, offering expenses and expense reimbursements of approximately $330,000. In addition, we issued warrants to purchase 100,200 shares of our common stock to the placement agent. These warrants have an exercise price of $2.20 and otherwise have substantially the same terms as the warrants issued to investors.

Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

During the nine months ended September 30, 2008, options to purchase 647,500 shares were granted under the plan. The options granted during the nine months ended September 30, 2008 have an average exercise price of $2.25, with a term of seven years, and vest over four years. During the nine months ended September 30, 2008, vested options to purchase 7,811 shares of our common stock expired and unvested options to purchase an additional 214,719 shares of our common stock were cancelled and are available for future issuance under the plan. Warrants to purchase 37,585 shares which had been granted outside the plan were cancelled and 37,832 shares expired during the nine months ended September 30, 2008.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the nine months ended September 30, 2008:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance outstanding, December 31, 2007	5,491,500	$2.30	7.3	$—
Granted	647,500	2.25	6.7	—
Exercised	—	—	—	—
Expired (vested)	(45,643)	2.57	5.0	—
Cancelled (unvested)	(252,304)	2.10	7.1	—

Balance outstanding, September 30, 2008	5,841,053	$2.30	6.6	$0.0

Exercisable, September 30, 2008	3,941,581	2.22

The following is a summary of unvested options and warrants as of September 30, 2008, and changes during the nine months ended September 30, 2008.

	Number of Options or Warrants	Weighted Average Grant Date Fair Value
Unvested balance outstanding, December 31, 2007	2,733,198	$1.48
Granted	647,500	1.45
Vested	(1,183,279)	1.28
Expired (vested)	(45,643)	1.48
Cancelled (unvested)	(252,304)	1.25

Unvested balance outstanding, September 30, 2008	1,899,472	$1.48

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

On July 18, 2008, we completed a second follow-on registered direct offering of our common stock that resulted in the sale of 1,670,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share, and five year warrants to purchase an additional 584,500 shares of our common stock at an exercise price of $2.00. The warrants were fully exercisable when issued. In addition, we issued warrants to purchase 100,200 shares of our common stock to the placement agent. These warrants have an exercise price of $2.20 and otherwise have substantially the same terms as the warrants issued to investors.

The following table summarizes warrant activity for the nine months ended September 30, 2008:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2007	5,701,610	$1.50 - $3.78	2 -4
Warrants issued	2,439,500	2.00 - 2.29	5
Warrants exercised	(40,000)	1.50	2
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, September 30, 2008	8,101,110	$1.50 – 3.78	1 – 5

Warrants exercisable at September 30, 2008	8,101,110	$1.50 – 3.78	1 – 5

The table above does not include warrants issued to employees and consultants described and included under “Option Activity” above.

Note 7. Long-Term Debt

On November 12, 2007, Cardium, InnerCool Therapies and Tissue Repair Company entered into a Loan and Security Agreement with Life Sciences Capital, LLC, whereby we obtained debt financing in the principal amount of $5 million to be used for general working capital purposes. In connection with the loan, we paid Life Sciences Capital, LLC a loan commitment fee and related legal expenses of $108,500, which was capitalized as deferred financing costs and amortized over the term of the loan. On July 1, 2008 we paid off the principal balance on our commercial credit facility out of the proceeds from the June 2008 offering, thereby retiring our remaining debt obligations to Life Sciences Capital.

Note 8. Subsequent Events

On November 10, 2008, we completed a $6 million financing in the form of secured debt with accompanying warrants to purchase nine million shares of common stock. This obligation is secured by our assets and intellectual property, has a one year term and bears interest at a fixed rate of 12% per annum. The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We expect to receive gross proceeds of approximately $6 million (which includes $845,000 previously advanced to the Company in the form of advances and salary deferral by the Company’s chief executive officer, chief business officer, chief scientific officer and chief medical advisor, that were contributed to the purchase of notes), less placement agent fees and offering expenses. In addition, we issued warrants to purchase 386,625 shares of common stock to the placement agent on substantially the same terms as the warrants issued to the lenders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended September 30, 2008. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2007 Annual Report and other reports and documents we file with the United States Securities and Exchange Commission (SEC). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

We are a medical technology company primarily focused on the development, manufacture and sale of innovative therapeutic products and devices for cardiovascular, ischemic and related indications. Building upon our core products and product candidates, our strategic goal is to develop a portfolio of medical products at various stages of development and secure additional financial resources to commercialize these products in a timely and effective manner. To that end, on January 31, 2008, we closed a $5.3 million registered direct offering to provide funding to further develop our ongoing programs, as well as for other general corporate purposes. On June 27, 2008, we closed a $3.25 million follow-on registered direct offering, the proceeds of which were primarily used to pay off the principal balance on our commercial credit facility. On July 18, we closed a $3.34 million follow-on registered direct offering, the proceeds of which were primarily used to fund current operations.

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

•	advance the Phase 3 AWARE clinical study for Generx;

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

Results of Operations

Three months ended September 30, 2008 compared to September 30, 2007

Product sales for the three months ended September 30, 2008 were $585,421 compared to sales of $306,992 for the three months ended September 30, 2007. The increase of $278,429 was due in large part to an increase in sales of InnerCool Therapies’ Celsius Control System resulting from our expanded sales and marketing efforts at InnerCool Therapies, as well as new sales from the launch of InnerCool Therapies’ CoolBlue system in late 2007. There was no grant revenue for the three months ended September 30, 2008 compared to grant revenues of $57,338 for the three months ended September 30, 2007. The decrease of $57,338 was attributed to no grant expenditures during the third quarter of 2008.

Cost of goods sold for the three months ended September 30, 2008 was $514,243 compared to $318,934 for the three months ended September 30, 2007. The increase of $195,309 was due to an increase in the products being sold during the three months ended September 30, 2008, along with increases in production costs.

Research and development expenses for the three months ended September 30, 2008 were $2,947,997 compared to $3,243,008 for the same three month period last year. The decrease of $295,011 was primarily due a reduction in the development costs for InnerCool’s RapidBlue product as it has moved from development to production, increased expenses in our efforts to advance our Excellarate product candidate in its Phase 2b clinical trial, offset by reductions in Generx (AWARE) Phase 3 clinical trial costs as spending in the three months ended September 30, 2007 included product material and initial start-up costs not required in the recent three month period.

Selling, general and administrative expenses for the three months ended September 30, 2008 were $2,886,089 compared to $2,838,949 for the three months ended September 30, 2007. The increase of $47,140 for the three month period was primarily due to increases in the sales efforts at Innercool including major advertising expense, offset by reductions in printing and stock exchange filing fees. The increase was also due to higher rent expense resulting from the relocation of our corporate headquarters as the lease for our prior facility was due to expire and we had no renewal option.

Amortization of intangibles for the three months ended September 30, 2008 was $197,414, as compared to $178,156 recorded in the three months ended September 30, 2007. The increase of $19,258 was a result of an adjustment in the amount of amortization due to the reclassification of some costs between the recorded patented technology and other intangibles in connection with our acquisition of InnerCool Therapies.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended September 30, 2008 was $8,028 compared to $146,748 for the same three month period last year. The $138,720 decrease in interest income for the three month period when compared to the same period last year was related to the decrease in cash and cash equivalents available for investment during the respective periods and lower interest rates.

Interest expense for the three months ended September 30, 2008 was $199,221 as a result of our commercial credit facility with Life Sciences Capital LLC. There was no interest expense recorded during the three months ended September 30, 2007 as the commercial credit facility with Life Sciences Capital was not obtained until November 12, 2007.

Nine months ended September 30, 2008 compared to September 30, 2007

Product sales for the nine months ended September 30, 2008 were $1,483,631 compared to $771,762 for the nine months ended September 30, 2007. The increase of $711,869 was due in large part to an increase in sales of InnerCool Therapies’ Celsius Control System resulting from our expanded sales and marketing efforts at InnerCool Therapies, as well as new sales from the launch of InnerCool Therapies’ CoolBlue system in late 2007. For the nine months ended September 30, 2008, grant revenues were $374,633 compared to grant revenues of $131,371 for the nine months ended September 30, 2007. The increase of $243,262 in grant revenues is reflective of the level of activity as we sought to ramp up our preclinical study activities in 2008.

Cost of goods sold for the nine months ended September 30, 2008 were $1,199,193 compared to $823,676 for the nine months ended September 30, 2007. The increase of $375,517 in cost of goods sold was directly related to the increase in revenues from the sale of InnerCool Therapies’ products.

Research and development expenses for the nine months ended September 30, 2008 were $10,289,883 compared to $9,901,087 for the nine months ended September 30, 2007. The increase of $388,796 was primarily due to our efforts to advance our Excellarate product candidate in its Phase 2b clinical trial, including a $500,000 product advancement milestone payment and the accrual of the final $500,000 product advancement milestone payment payable in February 2009, and development costs for InnerCool’s RapidBlue product as it has moved from development to production, offset by reductions in Generx (AWARE) Phase 3 clinical trial costs as spending in the nine months ended September 30, 2007 included initial product material and start-up costs not required in the recent nine month period, and a $500,000 reversal of bonuses that were accrued at the end of 2007 and not paid. As of December 31, 2007, the Company recorded a liability for discretionary employee and officer bonuses for past performance. The payment of such bonuses was expected to take place sometime in 2008. Given the ongoing difficulties in the financial markets, which made it more challenging and expensive for companies to raise funds, the compensation committee felt it appropriate to forego the planned payment of these bonuses.

Selling, general and administrative expenses for the nine months ended September 30, 2008, were $8,968,214 compared to $8,356,498 for the nine months ended September 30, 2007. The increase of $611,716 in selling, general and administrative expenses was primarily due to our expanded sales and marketing efforts at InnerCool, rent expense, professional fees and increases in headcount, offset by the reversal of $700,000 in bonuses that were accrued at the end of 2007 and not paid, as noted above.

Interest income for the nine months ended September 30, 2008 was $95,664 compared to $461,371 for the nine months ended September 30, 2007. The $365,707 decrease in interest income was related to the decrease in cash and cash equivalents available for investment during the respective periods and lower interest rates.

Interest expense for the nine months ended September 30, 2008 was $424,501 as a result of our commercial credit facility with Life Sciences Capital LLC. There was no interest expense recorded during the nine months ended September 30, 2007 as the commercial credit facility with Life Sciences Capital was not obtained until November 12, 2007.

Liquidity and Capital Resources

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sale of our common stock. Net cash provided by financing activities was $6,086,893 for the nine months ended September 30, 2008, and was primarily derived from proceeds we received from the sale of our common stock, net of issuance costs. For the nine months ended September 30, 2007, net cash provided by financing activities was $20,119,639 and for the period December 22, 2003 (inception) to September 30, 2008, net cash provided by financing activities was $58,154,217. Net cash used in operating activities was $12,059,610 for the nine months ended September 30, 2008 compared to $15,719,691 for the same nine month period last year. The decrease in net cash used in operating activities was due primarily to an increase in accounts payable and other accrued liabilities at September 30, 2008. Cash used in investing activities was $1,623,524 for the nine months ended September 30, 2008 compared to $1,077,113 for the nine months ended September 30, 2007. The increase of $546,411 was due to a $500,000 product advancement milestone payment and the accrual of the final $500,000 product advancement milestone payment payable in February 2009, offset by a reduction in the purchase of property and equipment.

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On January 31, 2008, we completed a registered direct offering of our common stock that resulted in net proceeds to the Company of approximately $5 million. On June 27, 2008, we completed a follow-on registered direct offering of our common stock that resulted in net proceeds to the Company of approximately $3 million. On July 1, 2008 we paid off the principal balance on our commercial credit facility out of the proceeds from the June 2008 offering. On July 18, 2008, we completed a second registered direct offering for which we received net proceeds of approximately $3 million.

As of September 30, 2008, we had $126,575 in cash and cash equivalents. On November 10, 2008, we completed a secured debt financing for which we received proceeds of approximately $6 million before placement agent fees and offering expenses (see Note 8). With the completion of our recent debt offering, we believe we will be able to fund required operations for approximately the next three months, not including efforts to accelerate the study of our Generx and Excellarate product candidates and actively promote the launches of InnerCool’s CoolBlue and RapidBlue product lines. As a result, we will need to raise additional funds through the sale of equity securities, debt financings, strategic licensing agreements and/or other corporate transactions. If we do not raise such funds, we will not be able to accelerate our product development activities or maintain operations. Management has been in discussions to raise additional funds but there is no assurance we will succeed in these efforts. If we are not successful in obtaining additional funds, we will need to scale back our operations and/or sell or partner certain development projects or products, or our operations may not be able to continue as planned or at all. The previously described conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors. As of September 30, 2008, we had operating lease obligations of approximately $4,236,921 extending through 2013.

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

We are exposed to a limited level of market risk, which is the potential loss arising from adverse changes in market rates and prices, such as interest rates, due to the investment of our available cash and cash equivalents in various instruments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 7, 2008, neither Cardium nor its subsidiaries were a party to any pending legal proceeding considered material to their businesses nor was any of their property the subject of any material pending legal proceeding. We anticipate, however, that we will be regularly engaged in various patent prosecution and related matters in connection with the technology we develop and/or license. To the extent we are not successful in defending against any adverse claims concerning our technology, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended September 30, 2008, we did not sell any unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

2.1	Agreement and Plan of Merger dated as of October 19, 2005 and effective as of October 20, 2005, by and among Aries Ventures Inc., Aries Acquisition Corporation and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.2	Certificate of Merger of Domestic Corporation as filed with the Delaware Secretary of State on October 20, 2005	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.3	Agreement and Plan of Merger dated January 17, 2006, between Aries Ventures Inc. and Cardium Therapeutics, Inc.	Exhibit 2.4 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

2.4	Certificate of Merger, as filed with the Delaware Secretary of State on January 17, 2006	Exhibit 2.5 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(i)	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(ii)	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.1	Form of Warrant issued to employees and consultants of InnerCool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

4.2	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

4.3	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.4	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.5	Form of Warrant issued to purchasers in 2007 private financing	Exhibit 4.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

Exhibit Number	Description	Incorporated By Reference To

4.6	Form of Warrant issued to Oppenheimer & Co. Inc. as Placement Agent in 2007 private financing	Exhibit 4.7 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

4.7	Form of Warrant issued to purchasers in January 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

4.8	Form of Warrant issued to purchasers in June 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the commission on June 30, 2008

4.9	Form of Warrant issued to Empire Asset Management Company in June 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated June 27, 2008, filed with the commission on June 30, 2008

4.10	Form of Warrant issued to purchasers in July 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

4.11	Form of Warrant issued to Empire Asset Management Company in July 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of Aries’ Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

Exhibit Number	Description	Incorporated By Reference To

10.11	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.12	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.13	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.14	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.15	Asset Purchase Agreement dated as of March 8, 2006, by and among Cardium Therapeutics, Inc., InnerCool Therapies, Inc. (a Delaware corporation), and InnerCool Therapies, Inc. (a California corporation) (without schedules)	Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

10.16	Executive Employment Agreement dated March 8, 2006 by and between InnerCool Therapies, Inc. and Michael Magers*	Exhibit 10.19 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.17	Master License Agreement effective as of December 1, 1999, by and between SurModics, Inc. and InnerCool Therapies, Inc.	Exhibit 10.20 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.18	Asset Purchase Agreement dated as of August 11, 2006, by and among Cardium Therapeutics, Inc., Cardium Biologics, Inc. (a Delaware corporation), and Tissue Repair Company (a Delaware corporation)	Exhibit 10.26 of our Current Report on Form 8-K dated August 11, 2006, filed with the commission on August 15, 2006

10.19	Form of Securities Purchase Agreement, dated March 6, 2007, by an between Cardium Therapeutics, Inc. and each purchaser in 2007 private financing (agreements on substantially this form were signed by each purchaser in the financing)	Exhibit 10.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

10.20	Office Lease dated as of September 16, 2006 and commencing on January 20, 2007, by and between Cardium Therapeutics, Inc. and Jaguar Properties, L.L.C.	Exhibit 10.30 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.21	Michigan License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated July 13, 1995	Exhibit 10.33 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.22	Amendment to License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated August 10, 1995	Exhibit 10.34 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

Exhibit Number	Description	Incorporated By Reference To

10.23	Second Amendment to the Michigan License agreement between the Regents of the University of Michigan and Selective Genetics, Inc. dated February 1, 2004	Exhibit 10.35 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.24	Third Amendment to Michigan License Agreement between the Regents of the University of Michigan, and Tissue Repair Company, and Cardium Biologics Inc. dated August 10, 2006	Exhibit 10.36 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.25	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007.

10.26	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.39 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007.

10.27	Form of Warrant issued to Life Sciences Capital LLC	Exhibit 10.42 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.28	Office Lease by and between Paseo Del Mar CA LLC and Cardium Therapeutics, Inc., effective as of November 19, 2007	Exhibit 10.43 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.29	Form of Securities Purchase Agreement dated January 30, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the January 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

10.30	Form of Securities Purchase Agreement dated June 27, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the June 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the commission on June 30, 2008

10.31	Form of Securities Purchase Agreement dated July 18, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the July 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

10.32	Placement Agent Agreement dated July 17, 2008, by and between Cardium Therapeutics, Inc. and Empire Asset Management Company	Exhibit 10.2 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2008

CARDIUM THERAPEUTICS, INC.

By:	/s/ Dennis M. Mulroy
Dennis M. Mulroy, Chief Financial Officer

Mr. Mulroy is the principal financial officer of Cardium Therapeutics, Inc. and has been duly authorized to sign on its behalf.