Form 10-Q
period 2009-03-31
Cardium Therapeutics, Inc.
filed 2009-05-11
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

☒  Yes    ☐  No

Indicate by check mark whether NAI has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that NAI was required to submit and post such files).

☐  Yes    ☐  No

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

☐  Yes    ☒  No

As of May 6, 2009 46,930,439 shares of Cardium’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,426,967	$1,102,894
Accounts receivable	278,879	296,116
Inventories, net	1,917,769	2,000,385
Deferred financing costs, net	524,229	432,966
Prepaid expenses and other current assets	220,235	209,280

Total current assets	4,368,079	4,041,641
Restricted cash	400,000	400,000
Property and equipment, net	1,525,297	1,706,065
Patented technology, net	3,649,960	3,836,370
Intangibles, net	129,300	140,304
Deposits	220,041	172,541

Total assets	$10,292,677	$10,296,921

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$4,531,513	$4,745,321
Accrued liabilities	2,042,517	2,074,265
Derivative liabilities – fair value of warrants	14,860,984	—
Short-term debt, net of debt discount of $2,762,962 at March 31, 2009 and $1,963,224 at December 31, 2008	7,187,038	4,036,776

Current liabilities	28,622,052	10,856,362

Deferred rent	197,789	195,315

Total liabilities	28,819,841	11,051,677

Commitments and contingencies
Stockholders’ deficiency:
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 46,930,439 at March 31, 2009 and December 31, 2008	4,693	4,693
Additional paid-in capital	60,750,202	73,199,199
Deficit accumulated during development stage	(79,282,059)	(73,958,648)

Total stockholders’ deficiency	(18,527,164)	(754,756)

Total liabilities and stockholders’ deficiency	$10,292,677	$10,296,921

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from December 22, 2003 (Inception) to March 31, 2009
	2009	2008
Revenues
Product sales	$349,777	$533,799	$4,176,083
Grant revenues	18,636	112,203	952,371

Total revenues	368,413	646,002	5,128,454
Cost of goods sold	206,594	370,696	3,940,697

Gross profit	161,819	275,306	1,187,757

Operating expenses
Research and development	1,426,728	3,372,480	39,244,553
Selling, general and administrative	2,025,035	3,385,566	37,405,486
Amortization - intangibles	197,414	197,414	2,449,956

Total operating expenses	3,649,177	6,955,460	79,099,995

Loss from operations	(3,487,358)	(6,680,154)	(77,912,238)

Interest income	4,791	72,189	1,525,134
Interest (expense)	(1,597,681)	(126,163)	(2,875,943)
Change in fair value of derivative liabilities	(9,656,629)	—	(19,012)

Net loss	$(14,736,877)	$(6,734,128)	(79,282,059)

Net loss per common share – basic and diluted	$(0.31)	$(0.16)

Weighted average common shares outstanding – basic and diluted	46,930,439	40,709,247

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount
Balance—January 1, 2009	46,930,439	$4,693	$73,199,199	$(73,958,648)	$(754,756)
Cumulative effect of change in accounting principal (see note 7)	—	—	(12,982,785)	9,413,466	(3,569,319)

Balance—January 1, 2009, as adjusted	46,930,439	4,693	60,216,414	(64,545,182)	(4,324,075)
Stock option compensation expense	—	—	250,013	—	250,013
Reclassification of derivative liabilities with expired price protection provisions	—	—	315,680		315,680
Stock issuance costs	—	—	(31,905)		(31,905)
Net Loss	—	—	—	(14,736,877)	(14,736,877)

Balance—March 31, 2009	46,930,439	$4,693	$60,750,202	$(79,282,059)	$(18,527,164)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,		Period from December 22, 2003 (Inception) to March 31, 2009
	2009	2008
Cash Flows From Operating Activities
Net loss	$(14,736,877)	$(6,734,128)	$(79,282,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	180,768	136,018	1,434,507
Amortization—intangibles	197,414	197,414	2,449,956
Amortization—debt discount	1,113,052	12,304	1,840,638
Amortization—deferred financing costs	198,564	9,041	385,530
Provision for obsolete inventory	—	96,108	200,000
Provision for doubtful accounts	—	(5,936)	—
Change in fair value of warrants	9,656,629	—	19,012
Common stock and warrants issued for services and reimbursement of expenses	37,926	—	241,808
Stock based compensation expense	250,013	550,802	6,197,448
In-process purchased technology	—	500,000	2,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	17,237	259,712	(102,285)
Inventories	82,616	(396,814)	(2,021,105)
Prepaid expenses and other current assets	(10,955)	(135,753)	(201,688)
Deposits	(47,500)	(95,997)	(193,380)
Accounts payable	(213,808)	267,633	4,483,083
Accrued liabilities	418,252	(12,976)	1,088,866
Deferred rent	2,474		197,789

Net cash used in operating activities	(2,854,195)	(5,352,572)	(61,234,351)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	—	(500,000)	(1,500,000)
Purchases of property and equipment	—	(129,802)	(2,759,735)

Net cash used in investing activities	—	(629,802)	(4,259,735)

Cash Flows From Financing Activities
Proceeds from officer loan	—	—	62,882
Cash acquired in Aries merger and Innercool acquisition	—	—	1,551,800
Restricted cash	—	—	(400,000)
Proceeds from the exercise of warrants, net	—	22,500	547,375
Proceeds from debt financing agreement, net of deferred financing costs of $251,901 and issuance cost of $31,905 at March 31, 2009 and $871,833 for the period December 22, 2003 (inception) to March 31, 2009.	3,178,268	—	13,558,336
Repayment of debt	—	(369,938)	(5,000,000)
Proceeds from the sale of common stock, net of issuance costs	—	4,907,634	56,600,660

Net cash provided by financing activities	3,178,268	4,560,196	66,921,053

Net increase (decrease) in cash	324,073	(1,422,178)	1,426,967
Cash and cash equivalents at beginning of period	1,102,894	7,722,816	—

Cash and cash equivalents at end of period	$1,426,967	$6,300,638	$1,426,967

Supplemental Disclosures of Cash Flow Information:
Cash payments made for interest	$205,963	$104,818	$562,269
Cash payments made for income taxes	$—	$—	$19,762
Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock and warrants issued for services and reimbursement of expenses	$37,926	—	241,808
Common stock issued for repayment of loans	$—	$—	$62,882
Net assets acquired for the issuance of common stock (exclusive of cash)	$—	$—	$5,824,000
Warrants issued in connection with equity sale and debt financing	$713,886	$—	$15,157,652
Reclassification of derivative liabilities with expired price protection provisions	$315,680	$—	$315,680

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

To maintain listing of our common stock on the Exchange, we were required to submit a plan by January 23, 2009, advising the Exchange of the actions we have taken, or will take, that would bring us into compliance with Section 1003(a)(iv) by March 23, 2009 and in compliance with all sections including Section 1003(a)(i) by June 23, 2010. We submitted a plan to the Exchange on January 23, 2009, and the Exchange accepted our plan on February 17, 2009. Since the Exchange accepted our plan, we may be able to continue our listing during the plan period, up to June 23, 2010.

On April 9, 2009, the exchange notified us that it had extended the time for compliance with the requirements of section 1003(a)(iv) from March 23, 2009 to June 27, 2009; and that the company would also need to regain compliance with section 1003(a)(ii) of the exchange’s company guide regarding maintenance of stockholder’s equity of at least $4 Million, which it would need to do by June 23, 2010.

We will be subject to periodic review by the exchange staff during the extension period covered by the plan. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in the company’s shares being delisted from the exchange. If the company’s common stock was ultimately delisted from the exchange, it would be expected to trade on the OTC Bulletin Board, a regulated quotation service that provides quotes, sale prices and volume information in over-the-counter equity securities, which may reduce the liquidity of, and may adversely affect the price of, our common stock.

Liquidity and Going Concern

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On March 5, 2009 we completed a subordinated secured debt financing for which we received proceeds of approximately $3.5 million before placement agent fees and offering expenses of approximately $252,000.

As of March 31, 2009 we had $1,426,967 in cash and cash equivalents. We believe we will not be able to fund required operations without raising additional funds through the sale of equity securities, debt financings, strategic licensing agreements and/or other corporate transactions within the next 30 to 60 days. If we do not raise such funds, we will not be able to accelerate our product development activities or maintain operations. Management has been in discussions to raise additional funds but there is no assurance we will succeed in these efforts. If we are not successful in obtaining additional funds, we will need to scale back our operations and/or sell or partner certain development projects or products, or our operations may not be able to continue as planned or at all. The previously described conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The consolidated results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accompanying condensed consolidated financial statements and these notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”). The accounting policies used to prepare the financial statements included in this report and are the same as those described in the notes to the consolidated financial statements in our 2008 Annual Report unless otherwise noted below.

Loss Per Common Share

We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted earnings per share.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2009 and 2008 because, due to the loss we incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented. The common stock issued and outstanding with respect to the stockholders of Aries has been included since October 20, 2005, the effective date of the reverse merger.

Potentially dilutive securities not included in diluted loss per common share consisted of outstanding stock options and warrants to acquire 23,975,060 shares as of March 31, 2009 and 12,279,160 shares as of March 31, 2008.

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

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. Total stock-based compensation expense included in the condensed consolidated statements of operations was $250,013 for the three months ended March 31, 2009, and $550,802 for the three months ended March 31, 2008. For the three months ended March 31, 2009, $114,256 was recorded as a component of research and development expenses and $135,757 was recorded as a component of selling, general and administrative expenses. For the three months ended March 31, 2008, $251,717 was recorded as a component of research and development expenses and $299,085 was recorded as a component of selling, general and administrative expenses. As of March 31, 2009 the Company had $2,396,474 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period April 2009 through March 2013.

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

	For the Three Months Ended March 31,
	2009	2008
Dividend yield	0%	0%
Expected life (years)	5.25	5.25
Risk-free interest rate	1.82%	2.48%
Volatility	88%	76%

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

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest (expense).” Penalties, if incurred, would be recognized as a component of “Selling, general and administrative” expenses.

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. Upon the adoption, as of December 31, 2008 and for the three months ended March 31, 2009, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company has a deferred tax asset of approximately $31 million as of March 31, 2009 primarily relating to net operating loss carryforwards of approximately $29 million (which excludes net operating losses of $71 million that represent pre-merger losses for which the use is limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended), available to offset future taxable income through 2029. The net operating losses begin to expire in 2023 for federal tax purposes and in 2013 for state income tax purposes.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient history of income to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $31 million was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Recently Issued and Adopted Accounting Pronouncements

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

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement had a material impact on the Company’s condensed consolidated financial statements (See note 7).

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The Statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141 (revised 2007) is effective for acquisitions occurring in fiscal periods beginning after December 15, 2008 and was required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141 (revised 2007) could have an impact on the accounting for any future acquisition, if one were to occur.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157) , and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 , and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively SFAS No. 157) . SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS

No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3) . FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We currently determine the fair value of our property and equipment when assessing long-lived asset impairments and SFAS No. 157 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS 157-4) . SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS Statement No. 157, Fair Value Measurements , when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe the adoption of this standard will have a material impact on our consolidated financial position, results of operations and cash flows.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	March 31, 2009
None	$—	$—	$—	$—

Liabilities	Level 1	Level 2	Level 3	March 31, 2009
Fair value of common stock warrants	$—	$14,860,984	$—	$14,860,984

Total	$—	$14,860,984	$—	$14,860,984

A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 7.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements (SFAS No. 160) . SFAS No. 160 requires (i) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and, (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 160 for our fiscal year beginning January 1, 2009, and the adoption did not have any impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for our interim and annual periods commencing with our June 30, 2009 consolidated financial statements and will be applied on a prospective basis. We believe the adoption of FSP FAS 107-1 and APB 28-1 will not have a material impact on consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1). SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. SFAS also amends APB Opinion No. 28, Interim Financial Reporting , to require those disclosures in summarized financial information at interim reporting periods. SFAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe the adoption of this standard will have a material impact on our consolidated financial position, results of operations and cash flows.

Note 3. Inventories

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials	$799,161	$767,729
Work in process	26,756	27,795
Finished goods	1,291,852	1,404,861

	2,117,769	2,200,385
Less provision for obsolete inventory	(200,000)	(200,000)

Inventories, net	$1,917,769	$2,000,385

Note 4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2009	December 31, 2008
Computer and telecommunication equipment	$594,181	$594,181
Machinery and equipment	982,173	982,173
Office equipment	53,050	53,050
Instrumentation	115,421	115,421
Office furniture and equipment	536,980	536,980
Leasehold improvements	677,999	677,999

	2,959,804	2,959,804
Accumulated depreciation and amortization	(1,434,507)	(1,253,739)

Property and equipment, net	$1,525,297	$1,706,065

Depreciation and amortization of property and equipment totaled $180,768 for the three months ended March 31, 2009, and $136,018 for the three months ended March 31, 2008. Depreciation and amortization of property and equipment totaled $1,434,507 for the period from December 22, 2003 (date of inception) through March 31, 2009.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2009	December 31, 2008
Accrued in-process purchased technology (see note 6)	$—	$500,000
Accrued expenses - other	1,071,531	763,696
Accrued clinical trial costs	503,504	358,891
Accrued payroll and benefits	467,482	451,678

Total	$2,042,517	$2,074,265

Note 6. Short term Debt

On November 10, 2008, we completed a secured debt financing pursuant to the terms of a Note and Warrant Purchase Agreement entered into with certain accredited investors. Under the terms of the purchase agreement we issued notes in the aggregate principal amount of $6 million to the investors, and five year warrants to purchase an additional 9,386,625 shares of our common stock, in the aggregate, at an exercise price of $2.00 per share. The notes bear interest at a fixed rate of 12% per annum, payable monthly, have a one year term, are secured by all of our assets and intellectual property and are senior to, and have priority in right of payment over, any other indebtedness of our company. The notes may be prepaid, in whole or in part, at any time provided the investors receive an additional payment equal to the difference between the amount of interest they would have received through the maturity date of the notes and the amount of interest actually received as of the prepayment date. The warrants were fully exercisable when issued. We also recorded deferred financing costs in the amount of $511,432 and debt discount in the amount of $3,780,000 in connection with this debt financing.

On March 5, 2009 we completed a $3.5 million financing in the form of senior subordinated secured debt with accompanying warrants to purchase 1,505,000 shares of our common stock. The notes bear interest at a fixed rate of 12% per annum, payable upon maturity, are secured by all of the assets and intellectual property of Cardium, InnerCool and TRC, and are senior to, and have priority in right of payment over, any other indebtedness of Cardium with the exception of approximately $6 million of senior secured indebtedness issued by Cardium in November 2008. The maturity date of the notes is the earlier of June 27, 2009, or the closing of a Qualified Asset Monetization, Qualified Financing or Qualified Stock Sale. For purposes hereof, (i) a “Qualified Asset Monetization” means the sale, license or other transfer or disposition of assets of Cardium, InnerCool or TRC that results in gross proceeds of at least $10,000,000; (ii) a “Qualified Financing” means any equity or debt financing transaction consummated by Cardium, InnerCool or TRC that results in gross proceeds of at least $10,000,000; and (iii) a “Qualified Stock Sale” means the sale of capital stock of InnerCool or TRC that results in gross proceeds of at least $10,000,000. Upon maturity, each note holder will receive an origination fee in an amount equal to 5% of the principal amount of such holder’s note.

The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We received gross proceeds of approximately $3.5 million, less placement agent fees and offering expenses of approximately $252,000. In addition, we issued warrants to purchase 90,300 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders. We also recorded deferred financing costs in the amount of $289,827 and debt discount in the amount of $675,960 in connection with this debt financing.

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

Note 7. Derivative liabilities

In April 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that 16,361,029 warrants contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were reclassified from equity to derivative liabilities.

In accordance with EITF 07-5, the Company, estimated the fair value of these warrants as of January 1, 2009 to be $4,806,149 by recording a reduction in paid in capital of $12,982,785 and a decrease to accumulated deficit by $9,413,466. In addition we increased the debt discount by $1,236,830. The effect of this adjustment is recorded as a cumulative effect of change in accounting principles in our condensed consolidated statements of stockholder’s deficiency. In January 2009 we reclassified $315,680 as an addition to paid in capital and a reduction in derivative liabilities as the price protection provisions of these 1,088,550 warrants expired during the quarter ended March 31, 2009.

On March 5, 2009 we completed a $3.5 million financing. In connection with this financing we issued another 1,595,300 of warrants that had a fair value of $713,886 at the time of issuance. As of March 31, 2009 the fair value of all of our derivative liability warrants were $14,860,984. The change of $9,656,629 in fair value is reported as a non-cash charge in our condensed consolidated statement of operations.

Note 8. Stockholders’ (Deficiency) Equity

Common Stock

On March 5, 2009 we completed a $3.5 million financing in the form of senior subordinated secured debt with accompanying warrants to purchase 1,505,000 shares of our common stock. The notes issued in the financing are secured by our assets and intellectual property and bear interest at a fixed rate of 12% per annum. The maturity date of the notes is the earlier of June 27, 2009, or the closing of a qualified asset monetization qualified financing or qualified stock sale (see note 6). The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We received gross proceeds of approximately $3.5 million, less placement agent fees and offering expenses of approximately $252,000. In addition, we issued warrants to purchase 90,300 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders. We also recorded deferred financing costs in the amount of $289,827 and debt discount in the amount of $675,960 in connection with this debt financing.

Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

During the three months ended March 31, 2009, options to purchase 1,542,500 shares were granted under the plan. The options granted during the three months ended March 31, 2009 have an average exercise price of $0.74, with a term of seven years, and vest over four years. During the three months ended March 31, 2009, vested options to purchase 1,099,188 shares of our common stock expired and unvested options to purchase an additional 70,012 shares of our common stock were cancelled and are available for future issuance under the plan. Warrants to purchase 7,218 shares which had been granted outside the plan expired during the three months ended March 31, 2009.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the three months ended March 31, 2009:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance outstanding, December 31, 2008	5,360,406	$2.22	6.2	—
Granted	1,542,500	0.74	6.9	—
Exercised	—	—	—	—
Expired (vested)	(1,106,406)	2.01	6.5	—
Cancelled (unvested)	(70,012)	2.39	6.4	—

Balance outstanding, March 31, 2009	5,726,488	$1.86	6.2	$0.0

Exercisable, March 31, 2009	2,989,907	2.26

The following is a summary of unvested options and warrants as of March 31, 2009, and changes during the three months ended March 31, 2009.

	Number of Options or Warrants	Weighted Average Grant Date Fair Value
Unvested balance outstanding, December 31, 2008	1,444,928	$1.50
Granted	1,542,500	0.74
Vested	925,571	1.04
Expired (vested)	(1,106,406)	1.09
Cancelled (unvested)	(70,012)	1.50

Unvested balance outstanding, March 31, 2009	2,736,581	$0.88

Warrants

On March 5, 2009 we completed a $3.5 million financing in the form of senior subordinated secured debt with accompanying warrants to purchase 1,505,000 shares of our common stock. The notes issued in the financing are secured by our assets and intellectual property and bear interest at a fixed rate of 12% per annum. The maturity date of the notes is the earlier of June 27, 2009, or the closing of a qualified asset monetization qualified financing or qualified stock sale (see note 6). The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We received gross proceeds of approximately $3.5 million, less placement agent fees and offering expenses of approximately $252,000. In addition, we issued warrants to purchase 90,300 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders.

The following table summarizes warrant activity for the three months ended March 31 2009:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2008	16,663,472	$2.03	4.2
Warrants issued	1,595,300	2.00	4.9
Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	(10,200)	2.08	4.2

Balance outstanding, March 31, 2009	18,248,572	$2.03	3.9

Warrants exercisable at March 31, 2009	18,248,572	$2.03	3.9

The table above does not include warrants issued to employees and consultants described and included under “Option Activity” above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended March 31, 2009. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2008 Annual Report and other reports and documents we file with the United States Securities and Exchange Commission (SEC). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Our business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and definable pathways to commercialization, partnering or other monetization following the achievement of corresponding development objectives. Consistent with our overall business strategy, as our product opportunities and businesses are advanced and corresponding valuations established, we intend to consider various corporate development transactions designed to place our product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses. To that end, during the recent quarters, we (i) advanced our Phase 2b clinical trial (MATRIX) to evaluate the safety and efficacy of Tissue Repair’s product candidate, Excellarate, for the potential treatment of non-healing diabetic foot ulcers; (ii) completed the development and regulatory approval of InnerCool’s next generation RapidBlue endovascular system; (iii) advanced the use of InnerCool’s new CoolBlue surface temperature modulation system and developed a new tissue targeted cooling system, UroCool, for potential use in conjunction with prostate surgery; (iv) advanced studies of our Generx clinical candidate and our Corgentin preclinical candidate for the potential treatment of cardiovascular disease; and (v) supported studies funded by governmental authorities in the United States and Sweden designed to evaluate potential additional applications of InnerCool’s therapeutic hypothermia technology in the areas of stroke and heart attack.

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

More detailed information about our products, product candidates, our intended efforts to develop our products and our business strategy is included in our 2008 Annual Report.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies such as the allowance for doubtful accounts receivable, inventory allowance, the useful lives of fixed assets, the valuation of intangible assets, accrued expense estimates and derivative liabilities, that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions.

Our significant accounting policies are described under Item 7 of our 2008 Annual Report and in the notes to the condensed consolidated financial statements included in this report.

Results of Operations

Three months ended March 31, 2009 compared to March 31, 2008

Product sales for the three months ended March 31, 2009 were $349,777 compared to sales of $533,799 for the three months ended March 31, 2008. The decrease of $184,022 was due in a large part to the reduction in Innercool’s sales force and direct marketing efforts which resulted in lower product sales during the quarter. Grant revenues for the three months ended March 31, 2009, were $18,636 compared to $112,203 for the three months ended March 31, 2008. The decrease of $93,567 was attributable to the reduction in the amount of hours spent on the grant by various staff members and that there were no direct expenditures for grant related expenses during the three months ended March 31, 2009.

Cost of goods sold for the three months ended March 31, 2009 was $206,594 compared to $370,696 for the three months ended March 31, 2008. The decrease of $164,102 was due to a decrease in product shipments as a result of a decrease in product sales, along with lower manufacturing costs.

Research and development expenses for the three months ended March 31, 2009 were $1,426,728 compared to $3,372,480 for the same three month period last year. The decrease of $1,945,752 was primarily due a reduction in the development costs for InnerCool’s RapidBlue product as it has moved from development to production, a reduction in expenses related to our Excellarate product candidate in its Phase 2b clinical trial and $500,000 product advancement milestone payment that was recorded in the three months ended March 31, 2008 that did not reoccur in the first quarter of 2009. There were also reductions in Generx (AWARE) Phase 3 clinical trial costs and related salary expense as the company’s focusing principal near-term efforts on Innercool and Tissue Repair Company, both of which management believes are nearing completion of their strategic development programs.

Selling, general and administrative expenses for the three months ended March 31, 2009 were $2,025,035 compared to $3,385,566 for the three months ended March 31, 2008. The decrease of $ 1,360,531 for the three month period was primarily due to decreases in the direct sales expenses at Innercool including major advertising expense, salary related costs, consistent with Innercool’s new business strategy, as well as professional fees at both Cardium and Innercool.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended March 31, 2009 was $4,791 compared to $72,189 for the same three month period last year. The $67,398 decrease in interest income for the three month period when compared to the same period last year was related to the decrease in cash available for investment during the respective periods and lower interest rates.

Interest expense for the three months ended March 31, 2009 was $1,597,681 as a result of the November 2008 and March 2009 debt financings, and consists of $286,065 of interest paid or accrued, $198,564 of amortization of costs, and $1,113,052 of amortization of warrant value issued with the debt and recorded as debt discount. For the three months ended March 31, 2008 interest expense was $126,163 related to the credit facility with Life Sciences Capital.

Liquidity and Capital Resources

For the three months ended March 31, 2009, net cash provided by financing activities was $3,178,268 primarily from our March 5, 2009 financing in the form of senior subordinated secured debt. Our primary source of liquidity has been cash flows from financing activities. Net cash provided by financing activities was $4,560,196 for the three months ended March 31, 2008 and $66,921,053 for the period December 22, 2003 (inception) to March 31, 2009, and was primarily derived from proceeds we received from the sale of our common stock, net of issuance costs. Net cash used in operating activities was $2,854,195 for the three months ended March 31, 2009 compared to $5,352,572 for the same three month period last year. The decrease in net cash used in operating activities was due primarily to the reductions in Generx (AWARE) Phase 3 clinical trial costs and related salary expense as the company’s focusing principal near-term efforts on Innercool and Tissue Repair Company. No cash was used in investing activities for the three months ended March 31, 2009 compared to $629,802 for the three months ended March 31, 2008. The decrease of $629,802 was a result of no purchases of any new property and equipment and no additional technology purchases during the three months ended March 31, 2009.

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On March 5, 2009 we completed a subordinated secured debt financing for which we received proceeds of approximately $3.5 million before placement agent fees and offering expenses of approximately $252,000. We believe we will not be able to fund required operations without raising additional funds through the sale of equity securities, debt financings, strategic licensing agreements and/or other corporate transactions within the next 30 to 60 days.

As of March 31, 2009, we had $1,426,967 in cash and cash equivalents. As a result, we will need to raise additional funds through the sale of equity securities, debt financings, strategic licensing agreements and/or other corporate transactions. If we do not raise such funds, we will not be able to accelerate our product development activities or maintain operations. Management has been in discussions to raise additional funds but there is no assurance we will succeed in these efforts. If we are not successful in obtaining additional funds, we will need to scale back our operations and/or sell or partner certain development projects or products, or our operations may not be able to continue as planned or at all. The previously described conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors. As of March 31, 2009, we had operating lease obligations of approximately $3,678,456 extending through 2013.

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report and in our 2008 Annual Report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (SEC).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 8, 2009, neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related and other matters in connection with the technology we develop or license and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to Cardium or its subsidiaries, which we do not consider likely to be material to Cardium, but which can nevertheless result in costs and diversions of resources to pursue.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report. You should carefully consider the risks described under Item 1A of our 2008 Annual Report, as well as the other information in our 2008 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported on our Current Reports on Form 8-K filed with the SEC on February 26, 2009 and March 5, 2009, during the quarterly period ended March 31, 2009, we did not sell any unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

2.1	Agreement and Plan of Merger dated as of October 19, 2005 and effective as of October 20, 2005, by and among Aries Ventures Inc., Aries Acquisition Corporation and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.2	Certificate of Merger of Domestic Corporation as filed with the Delaware Secretary of State on October 20, 2005	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.3	Agreement and Plan of Merger dated January 17, 2006, between Aries Ventures Inc. and Cardium Therapeutics, Inc.	Exhibit 2.4 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

2.4	Certificate of Merger, as filed with the Delaware Secretary of State on January 17, 2006	Exhibit 2.5 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(i)	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(ii)	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.1	Form of Warrant issued to employees and consultants of Innercool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

4.2	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

4.3	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.4	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.5	Form of Warrant issued to purchasers in 2007 private financing	Exhibit 4.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

4.6	Form of Warrant issued to Oppenheimer & Co. Inc. as Placement Agent in 2007 private financing	Exhibit 4.7 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

4.7	Form of Warrant issued to purchasers in January 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

4.8	Form of Warrant issued to purchasers in June 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the commission on June 30, 2008

4.9	Form of Warrant issued to Empire Asset Management Company in June 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated June 27, 2008, filed with the commission on June 30, 2008

4.10	Form of Warrant issued to purchasers in July 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

Exhibit Number	Description	Incorporated By Reference To

4.11	Form of Warrant issued to Empire Asset Management Company in July 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

4.12	Form of Senior Secured Promissory Note issued to investors in the November 2008 debt financing	Exhibit 4.1 of our Current Report on Form 8-K dated November 5, 2008, filed with the commission on November 13, 2008

4.13	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the November 2008 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated November 5, 2008, filed with the commission on November 13, 2008

4.14	Convertible Promissory Note dated February 23, 2009 made by Cardium for the benefit of TRC Royalty Company, LLC in the principal amount of $500,000	Exhibit 4.1 of our Current Report on Form 8-K dated February 23, 2009, filed with the commission on February 26, 2009

4.15	Form of Senior Subordinated Secured Promissory Note issued to investors in the February 2009 debt financing	Exhibit 4.1 of our Current Report on Form 8-K dated February 27, 2009, filed with the commission on March 5, 2009

4.16	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the February 2009 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated February 27, 2009, filed with the commission on March 5, 2009

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of Aries’ Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

Exhibit Number	Description	Incorporated By Reference To

10.11	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.12	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.13	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.14	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.15	Asset Purchase Agreement dated as of March 8, 2006, by and among Cardium Therapeutics, Inc., Innercool Therapies, Inc. (a Delaware corporation), and Innercool Therapies, Inc. (a California corporation) (without schedules)	Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

10.17	Master License Agreement effective as of December 1, 1999, by and between SurModics, Inc. and Innercool Therapies, Inc.	Exhibit 10.20 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

10.18	Asset Purchase Agreement dated as of August 11, 2006, by and among Cardium Therapeutics, Inc., Cardium Biologics, Inc. (a Delaware corporation), and Tissue Repair Company (a Delaware corporation)	Exhibit 10.26 of our Current Report on Form 8-K dated August 11, 2006, filed with the commission on August 15, 2006

10.19	Office Lease dated as of September 16, 2006 and commencing on January 20, 2007, by and between Cardium Therapeutics, Inc. and Jaguar Properties, L.L.C.	Exhibit 10.30 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.20	Michigan License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated July 13, 1995	Exhibit 10.33 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.21	Amendment to License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated August 10, 1995	Exhibit 10.34 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.22	Second Amendment to the Michigan License agreement between the Regents of the University of Michigan and Selective Genetics, Inc. dated February 1, 2004	Exhibit 10.35 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.23	Third Amendment to Michigan License Agreement between the Regents of the University of Michigan, and Tissue Repair Company, and Cardium Biologics Inc. dated August 10, 2006	Exhibit 10.36 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.24	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007.

Exhibit Number	Description	Incorporated By Reference To
10.25	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.39 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007.

10.26	Form of Warrant issued to Life Sciences Capital LLC	Exhibit 10.42 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.27	Office Lease by and between Paseo Del Mar CA LLC and Cardium Therapeutics, Inc., effective as of November 19, 2007	Exhibit 10.43 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.28	Form of Securities Purchase Agreement dated January 30, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the January 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

10.29	Form of Securities Purchase Agreement dated June 27, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the June 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the commission on June 30, 2008

10.30	Form of Securities Purchase Agreement dated July 18, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the July 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

10.31	Form of Note and Warrant Purchase Agreement, dated as of November 5, 2008, by and among Cardium, Innercool Therapies, Inc., Tissue Repair Company and each investor in the November 2008 debt financing	Exhibit 10.1 of our Current Report on Form 8-K dated November 5, 2008, filed with the commission on November 13, 2008

10.32	Security Agreement dated as of November 5, 2008, by and among Cardium, Innercool Therapies, Inc., Tissue Repair Company and Robert Marvin as collateral agent	Exhibit 10.2 of our Current Report on Form 8-K dated November 5, 2008, filed with the commission on November 13, 2008

10.33	Form of Note and Warrant Purchase Agreement, dated as of February 27, 2009, by and among Cardium, Innercool Therapies, Inc., Tissue Repair Company and each investor in the February 2009 debt financing	Exhibit 10.1 of our Current Report on Form 8-K dated February 27, 2009, filed with the commission on March 5, 2009

10.34	Security Agreement dated as of February 27, 2009, by and among Cardium, Innercool Therapies, Inc., Tissue Repair Company and Dr. Robert Marshall as collateral agent	Exhibit 10.2 of our Current Report on Form 8-K dated February 27, 2009, filed with the commission on March 5, 2009

10.35	Placement Agency Agreement dated February 27, 2009, by and among Cardium, Innercool Therapies, Inc., Tissue Repair Company and Empire Asset Management Company	Exhibit 10.3 of our Current Report on Form 8-K dated February 27, 2009, filed with the commission on March 5, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2009

CARDIUM THERAPEUTICS, INC.

	By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy,
Chief Financial Officer

Mr. Mulroy is the principal financial officer of Cardium Therapeutics, Inc. and has been duly authorized to sign on its behalf.