Form 10-Q
period 2009-06-30
Cardium Therapeutics, Inc.
filed 2009-08-10
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

☐  Yes    ☒  No

As of August 7, 2009 47,300,271 shares of Cardium’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$773,084	$1,102,894
Accounts receivable	42,240	42,279
Deferred financing costs, net	179,352	432,966
Prepaid expenses and other current assets	77,051	76,202
Current assets of business held for sale	6,390,795	7,323,870

Total current assets	7,462,522	8,978,211
Restricted cash	400,000	400,000
Property and equipment, net	583,489	746,169
Deposits	179,938	132,438
Long term assets of business held for sale	40,103	40,103

Total assets	$8,666,052	$10,296,921

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$3,867,139	$3,359,152
Accrued liabilities	2,182,238	1,332,448
Current liabilities of business held for sale	2,231,230	2,127,986
Derivative liabilities – fair value of warrants	20,382,056	—
Short-term debt, net of debt discount of $1,305,575 at June 30, 2009 and $1,963,224 at December 31, 2008	9,357,392	4,036,776

Current liabilities	38,020,055	10,856,362

Deferred rent	195,231	195,315

Total liabilities	38,215,286	11,051,677

Commitments and contingencies
Stockholders’ deficiency:
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 46,993,663 at June 30, 2009 and 46,930,439 at December 31, 2008	4,699	4,693
Additional paid-in capital	60,870,800	73,199,199
Deficit accumulated during development stage	(90,424,733)	(73,958,648)

Total stockholders’ deficiency	(29,549,234)	(754,756)

Total liabilities and stockholders’ deficiency	$8,666,052	$10,296,921

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2009
	2009	2008	2009	2008
Revenues
Grant revenues	$6,996	$262,430	$25,632	$374,633	$959,367

Operating expenses
Research and development	1,107,147	3,501,841	2,351,307	6,419,690	34,527,319
Selling, general and administrative	1,222,417	1,400,387	2,510,141	3,260,781	25,566,108

Total operating expenses	2,329,564	4,902,228	4,861,448	9,680,471	60,093,427

Loss from operations	(2,322,568)	(4,639,798)	(4,835,816)	(9,305,838)	(59,134,060)

Change in fair value of derivative liabilities	(4,817,552)	—	(14,474,181)	—	(4,836,564)
Interest income	1,982	15,447	6,773	87,636	1,526,780
Interest (expense)	(2,972,025)	—	(4,550,115)	—	(5,324,093)

Net loss from continuing operations	$(10,110,163)	$(4,624,351)	$(23,853,339)	$(9,218,202)	$(67,767,937)
Net loss from discontinued operations	$(1,032,511)	$(2,010,111)	$(2,026,212)	$(4,150,388)	$(22,656,796)

Net loss	$(11,142,674)	$(6,634,462)	$(25,879,551)	$(13,368,590)	$(90,424,733)

Basic and diluted net loss per common share
Net loss from continuing operations	$(0.22)	$(0.11)	$(0.51)	$(0.21)
Net loss from discontinued operations	$(0.02)	$(0.04)	$(0.04)	$(0.10)
Net loss	$(0.24)	$(0.15)	$(0.55)	$(0.31)
Weighted average common shares outstanding – basic and diluted	46,931,134	43,629,975	46,930,788	43,169,611

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated During Development Stage	Total Stockholders’ Deficiency
	Shares	Amount
Balance—January 1, 2009	46,930,439	$4,693	$73,199,199	$—	$(73,958,648)	$(754,756)
Cumulative effect of change in accounting principles (see note 7)	—	—	(12,982,785)	—	9,413,466	(3,569,319)

Balance—January 1, 2009, as adjusted	46,930,439	4,693	60,216,414	—	(64,545,182)	(4,324,075)
Stock option compensation expense	—	—	370,621	—	—	370,621
Exercise of warrants	63,224	6	(10)	—	—	(4)
Reclassification of derivative liabilities that no longer contain price protection provisions	—	—	315,680	—	—	315,680
Stock issuance costs	—	—	(31,905)	—	—	(31,905)
Net Loss	—	—	—	—	(25,879,551)	(25,879,551)

Balance—June 30, 2009	46,993,663	$4,699	$60,870,800	$—	$(90,424,733)	$(29,549,234)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2009
	2009	2008
Cash Flows From Operating Activities
Net loss	$(25,879,551)	$(13,368,590)	$(90,424,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	356,967	307,293	1,610,706
Amortization—intangibles	394,828	394,828	2,647,370
Amortization—debt discount	3,257,859	24,608	4,001,545
Amortization—deferred financing costs	559,541	18,084	730,407
Provision for obsolete inventory	—	52,025	200,000
Provision for doubtful accounts	—	1,027	—
Change in fair value of warrants	14,474,181	—	4,836,564
Common stock and warrants issued for services and reimbursement of expenses	54,026	—	257,908
Stock based compensation expense	370,621	1,103,635	6,318,056
In-process purchased technology	—	1,000,000	2,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	126,120	157,623	6,598
Inventories	239,836	(756,300)	(1,863,885)
Prepaid expenses and other current assets	(22,806)	33,165	(213,539)
Deposits	(47,500)	(5,280)	(193,380)
Accounts payable	525,671	3,105,965	5,222,562
Accrued liabilities	1,448,317	(266,321)	2,118,931
Deferred rent	(84)	96,420	195,231

Net cash used in operating activities	(4,141,974)	(8,101,818)	(62,522,130)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	—	(1,000,000)	(1,500,000)
Purchases of property and equipment	—	(663,396)	(2,759,735)

Net cash used in investing activities	—	(1,663,396)	(4,259,735)

Cash Flows From Financing Activities
Proceeds from officer loan	—	—	62,882
Cash acquired in Aries merger and Innercool acquisition	—	—	1,551,800
Restricted cash	—	—	(400,000)
Proceeds from the exercise of warrants, net	(4)	22,501	547,371
Proceeds from debt financing agreement, net of deferred financing costs of $305,926 and issuance cost of $31,905 at June 30, 2009 and $871,833 for the period December 22, 2003 (inception) to June 30, 2009.	3,912,168	—	14,292,236
Repayment of debt	(100,000)	(1,759,208)	(5,100,000)
Proceeds from the sale of common stock, net of issuance costs	—	7,918,094	56,600,660

Net cash provided by financing activities	3,812,164	6,181,387	67,554,949

Net increase (decrease) in cash	(329,810)	(3,583,827)	773,084
Cash and cash equivalents at beginning of period	1,102,894	7,722,816	—

Cash and cash equivalents at end of period	$773,084	$4,138,989	$773,084

Continued

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2009
	2009	2008
Supplemental Disclosures of Cash Flow Information:
Cash payments made for interest	$359,285	$158,082	$715,591
Cash payments made for income taxes	$—	$2,400	$19,762
Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock and warrants issued for services and reimbursement of expenses	$54,026	$—	257,908
Common stock issued for repayment of loans	$—	$—	$62,882
Net assets acquired for the issuance of common stock (exclusive of cash)	$—	$—	$5,824,000
Reclassification of derivative liabilities with expired price protection provisions	$(315,680)	$—	$(315,680)
Warrants issued in connection with debt financing	$1,363,380	$—	$15,769,220

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Liquidity

Organization

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was organized in Delaware in December 2003. Cardium’s business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and definable pathways to commercialization, partnering or other monetization following the achievement of corresponding development objectives. In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group (now part of Bayer AG) for potential use in treating ischemic and other cardiovascular conditions. In March 2006, we acquired the technologies and products of Innercool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia, or patient temperature modulation, whose systems and products are designed to rapidly and controllably cool the body to reduce cell death and damage following acute ischemic events such as cardiac arrest and stroke, and to potentially lessen or prevent associated injuries such as adverse neurologic outcomes. . In August 2006, we acquired rights to the assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose product candidate, Excellarate TM, is initially being developed as a single administration for the treatment of non-healing, neuropathic diabetic foot ulcers. Tissue Repair Company is operated as a wholly-owned subsidiary of Cardium.

On July 24, 2009, Cardium closed a transaction for the acquisition of Cardium’s InnerCool business by Philips Electronics North America Corporation for $11.25 million, of which $1,125,000 is held in escrow as security for certain indemnification obligations, as well as the transfer of approximately $1.5 million in trade payables (the “Philips Transaction”). The operations of Innercool are shown as discontinued operations in our condensed consolidated statements of operations. After the closing, the name of Innercool Therapies, Inc. was changed to Post-Hypothermia Corporation.

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

Our common stock is currently listed on the NYSE Amex (the “Exchange”). To maintain that listing, we must comply with the applicable listing standards of the Exchange. On December 23, 2008, we received notice from the staff of the Exchange that, based on their review of publicly available information, we did not meet certain of the Exchange’s continued listing standards as set forth in Part 10 of the Exchange’s Company Guide. In particular, the Exchange noted we were not considered to be in compliance with (i) Section 1003(a)(i) of the Company Guide because we reported stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two of our three most recent fiscal years, and (ii) Section 1003(a)(iv) of the Company Guide because we had sustained losses that were so substantial in relation to our overall operations or our existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether we would be able to continue operations and/or meet our obligations as they mature.

To maintain listing of our common stock on the Exchange, we were required to submit a plan by January 23, 2009, advising the Exchange of the actions we had taken, or will take, that would bring us into compliance with Section 1003(a)(iv) by March 23, 2009 and in compliance with all sections including Section 1003(a)(i) by June 23, 2010. We submitted a plan to the Exchange on January 23, 2009, and the Exchange accepted our plan on February 17, 2009.

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

On July 24, 2009, we were informed by the Exchange that based on a review of publicly available information, including our press release dated July 24, 2009 regarding completion of the Philips Transaction, the Company has resolved the continued listing deficiencies referenced in the the Exchange’s letters dated December 23, 2008 and April 9, 2009. However, pursuant to Section 1009(f) of the Exchange’s Company Guide, our plan period will remain open until we have been able to demonstrate compliance with the continued listing standards for two consecutive quarters. If we do not demonstrate compliance for two consecutive quarters and/or by the end of the plan period, June 23, 2010, the staff of the Exchange may initiate delisting procedures. The Exchange indicated that its conclusion is based on a review of available information with respect to the Company, including the Company’s filings with the United States Securities and Exchange Commission (SEC), and that the Exchange’s letter is subject to changes in the rules of the Exchange that could require the Exchange to re-evaluate its position and other qualifications.

If the Company’s common stock was ultimately delisted from the Exchange, it would be expected to trade on the OTC Bulletin Board, a regulated quotation service that provides quotes, sale prices and volume information in over-the-counter equity securities, which may reduce the liquidity of, and may adversely affect the price of, our common stock.

Liquidity and Going Concern

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On March 5, 2009 we completed a subordinated secured debt financing for which we received proceeds of approximately $3.5 million before placement agent fees and offering expenses of approximately $252,000. In June 2009 we completed an unsecured debt financing for which we received aggregate gross proceeds of approximately $750,000 before placement agent fees and offering expenses of approximately $50,000. As of June 30, 2009, we had $773,084 in cash and cash equivalents.

We believe we will not be able to fund required operations without raising additional funds through the sale of equity securities, debt financings, strategic licensing agreements and/or other corporate transactions within the next three months. If we do not raise such funds, we will not be able to accelerate our product development activities or maintain operations. If we are not successful in obtaining additional funds, we will need to scale back our operations and/or sell or partner certain development projects or products, or our operations may not be able to continue as planned or at all. The previously described conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2. Basis of Presentation and Summary of Certain Significant Accounting Policies

Basis of Presentation

Our principal activities are expected to focus on the commercialization of our licensed technologies, other technologies and the expansion of our existing product candidates. The accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The consolidated results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accompanying condensed consolidated financial statements and these notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2008 Annual Report unless otherwise noted below. Management has evaluated subsequent events or transactions occurring through August 10, 2009, the date the financial statements were issued.

Loss Per Common Share

We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted earnings per share.

Basic loss per common share for continuing operations and discontinued operations is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three and six months ended June 30, 2009 and 2008 because, due to the loss we incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share for continuing operations and discontinued operations are the same for all periods presented. The common stock issued and outstanding with respect to the stockholders of Aries has been included since October 20, 2005, the effective date of the reverse merger.

Potentially dilutive securities not included in diluted loss per common share for continuing operations and discontinued operations consisted of outstanding stock options and warrants to acquire 23,717,953 shares as of June 30, 2009 and 13,409,366 shares as of June 30, 2008.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income or cash flows as previously reported other than to separately report discontinued operations.

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

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. Total stock-based compensation expense included in the condensed consolidated statements of operations was $120,608 for the three months ended June 30, 2009, and $370,621 for the six months ended June 30, 2009. For the six months ended June 30, 2009, $169,374 was recorded as a component of research and development expenses and $201,247 was recorded as a component of selling, general and administrative expenses. Total stock-based compensation expense included in the condensed consolidated statements of operations was $550,802 for the three months ended June 30, 2008, and $1,103,635 for the six months ended June 30, 2008. For the six months ended June 30, 2008, $504,362 was recorded as a component of research and development expenses and $599,273 was recorded as a component of selling, general and administrative expenses. As of June 30, 2009 the Company had $2,591,466 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period July 2009 through May 2013.

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

	For the Three Months Ended June 30,
	2009	2008
Dividend yield	0%	0%
Expected life (years)	5.25	5.25
Risk-free interest rate	2.13%	4.75%
Volatility	97%	76%

	For the Six Months Ended June 30,
	2009	2008
Dividend yield	0%	0%
Expected life (years)	5.25	5.25
Risk-free interest rate	1.98%	4.75%
Volatility	92.5%	76%

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. Upon the adoption, as of December 31, 2008 and for the six months ended June, 2009, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of approximately $33 million as of June 30, 2009 of which $32 million related to net operating loss carryforwards (which excludes net operating losses of $71 million that represent pre-merger losses for which the use is limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended), available to offset future taxable income through 2029. The net operating losses begin to expire in 2023 for federal tax purposes and in 2013 for state income tax purposes.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), and in February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (collectively, SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements for the year ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for acquisitions occurring in fiscal periods beginning after December 15, 2008 and was required to be adopted by the Company in its first quarter of fiscal 2009. The Company believes that the adoption of SFAS 141R could have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (SFAS 160). SFAS 160 requires (i) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted SFAS 160 for our fiscal year beginning January 1, 2009, and the adoption did not have any impact on our consolidated financial position, results of operations and cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FAS 142-3). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under SFAS No. 142, “Goodwill and Other Intangibles” (SFAS 142). FAS 142-3 aims to improve the consistency between the useful life of an intangible asset as determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations,” and other applicable accounting literature. FAS 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued Emerging Issues Task Force (EITF) Abstract 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement had a material impact on the Company’s condensed consolidated financial statements (See note 7).

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FAS 157-3). FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We currently determine the fair value of our property and equipment when assessing long-lived asset impairments and SFAS No. 157 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (SFAS 157-4). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this pronouncement had a material impact on the Company’s condensed consolidated financial statements.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	June 30, 2009
None	$—	$—	$—	$—

Liabilities	Level 1	Level 2	Level 3	June 30, 2009
Fair value of common stock warrants	$—	$—	$20,382,056	$20,382,056

Total	$—	$—	$20,382,056	$20,382,056

See Note 7 for a discussion of the valuation techniques used to measure fair value for our common stock warrants.

In April 2009, the FASB issued SFAS No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1). SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. SFAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. SFAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 107-1 did not have a material impact on our consolidated financial position, results of operations and cash flows. The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less. The carrying value of our short-term debt approximates fair value because these instruments now have maturities of less than six months.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The requirements of SFAS 165 should be applied to interim or annual financial periods ending after June 15, 2009. Accordingly, we adopted SFAS 165 in the second quarter of 2009. Management has evaluated subsequent events through the time of filing our financial statements with the SEC on August 10, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of SFAS No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) to become the source of authoritative accounting principles generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements and results of operations.

Note 3. Disposal of Long-Lived Assets

On July 24, 2009, we closed the Philips Transactions.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of our Innercool business segment is presented as assets and liabilities held for sale and as discontinued operations in our condensed consolidated financial statements.

Assets and liabilities of business held for sale

The major categories of assets and liabilities held for sale included in the condensed consolidated balance sheet at June 30, 2009 were as follows:

Assets held for sale:

Accounts receivable	$127,756
Inventories, net	1,760,549
Prepaid expenses and other current assets	155,035
Property, plant and equipment, net	765,609
Acquired technology, net	3,463,550
Intangibles, net	118,296
Long term assets	40,103

Total assets held for sale	$6,430,898

Liabilities of business held for sale:

Accounts payable	$1,403,853
Accrued liabilities	827,377

Total liabilities of business held for sale	$2,231,230

Discontinued operations

The following results of operations of Innercool Therapies, Inc. have been presented as a loss from discontinued operations in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2009
	2009	2008	2009	2008
Revenues
Product sales	$370,293	$364,411	$720,070	$898,210	$4,546,376
Cost of goods sold	322,085	314,254	528,679	684,950	4,262,782

Gross profit	48,208	50,157	191,391	213,260	283,594
Operating expenses
Research and development	107,173	467,565	289,741	922,196	5,931,554
Selling, general and administrative	776,132	1,296,172	1,513,443	2,821,344	13,837,927
Amortization—intangibles	197,414	197,414	394,828	394,828	2,647,370

Total operating expenses	1,080,719	1,961,151	2,198,012	4,138,368	22,416,851

Loss from operations	(1,032,511)	(1,910,994)	(2,006,621)	(3,925,108)	(22,133,257)

Interest, net	—	(99,117)	(19,591)	(225,280)	(523,539)

Net loss from discontinued operations	$(1,032,511)	$(2,010,111)	$(2,026,212)	$(4,150,388)	$(22,656,796)

Note 4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2009	December 31, 2008
Computer and telecommunication equipment	$466,329	$466,329
Machinery and equipment	31,779	31,779
Office equipment	53,050	53,050
Instrumentation	115,421	115,421
Office furniture and equipment	473,652	473,652
Leasehold improvements	343,844	343,844

	1,484,075	1,484,075
Accumulated depreciation and amortization	(900,586)	(737,906)

Property and equipment, net	$583,489	$746,169

Depreciation and amortization of property and equipment totaled $81,339 for the three months ended June 30, 2009 and $162,680 for the six months ended June 30, 2009. For the three months ended June 30, 2008, depreciation and amortization of property and equipment totaled $76,676 and for the six months ended June 30, 2008 totaled $170,604. Depreciation and amortization of property and equipment totaled $900,586 for the period from December 22, 2003 (date of inception) through June 30, 2009.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2009	December 31, 2008
Accrued in-process purchased technology (see note 6)	$—	$500,000
Accrued expenses - other	1,369,253	154,462
Accrued clinical trial costs	531,529	358,891
Accrued payroll and benefits	281,456	319,095

Total	$2,182,238	$1,332,448

Note 6. Short-Term Debt

On November 10, 2008, we completed a secured debt financing pursuant to the terms of a Note and Warrant Purchase Agreement entered into with certain accredited investors. Under the terms of the purchase agreement we issued notes in the aggregate principal amount of $6 million to the investors, and five year warrants to purchase an additional 9,386,625 shares of our common stock, in the aggregate, at an exercise price of $2.00 per share. The notes bear interest at a fixed rate of 12% per annum, payable monthly, have a one year term (see note 9), are secured by all of our assets and intellectual property and are senior to, and have priority in right of payment over, any other indebtedness of our company. The notes may be prepaid, in whole or in part, at any time provided the investors receive an additional payment equal to the difference between the amount of interest they would have received through the maturity date of the notes and the amount of interest actually received as of the prepayment date. The warrants were fully exercisable when issued. As a result of the Phillips transaction $2,302,000 of the short term notes have been repaid as of August 10, 2009, the date we filed our financial statements with the SEC.

We also recorded deferred financing costs in the amount of $511,432 and debt discount in the amount of $3,780,000 in connection with this debt financing.

On March 5, 2009 we completed a $3.5 million financing in the form of senior subordinated secured debt with accompanying warrants to purchase 1,505,000 shares of our common stock. The notes bear interest at a fixed rate of 12% per annum, payable upon maturity, are secured by all of the assets and intellectual property of Cardium, InnerCool and TRC, and are senior to, and have priority in right of payment over, any other indebtedness of Cardium with the exception of approximately $6 million of senior secured indebtedness issued by Cardium in November 2008. The maturity date of the notes is the earlier of June 27, 2009, (see note 9) or the closing of a Qualified Asset Monetization, Qualified Financing or Qualified Stock Sale. For purposes hereof, (i) a “Qualified Asset Monetization” means the sale, license or other transfer or disposition of assets of Cardium, InnerCool or TRC that results in gross proceeds of at least $10,000,000; (ii) a “Qualified Financing” means any equity or debt financing transaction consummated by Cardium, InnerCool or TRC that results in gross proceeds of at least $10,000,000; and (iii) a “Qualified Stock Sale” means the sale of capital stock of InnerCool or TRC that results in gross proceeds of at least $10,000,000. Upon maturity, each note holder will receive an origination fee in an amount equal to 5% of the principal amount of such holder’s note. As a result of the Phillips transaction all of the short term notes have been repaid as of August 10, 2009, the date we filed our financial statements with the SEC.

The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We received gross proceeds of approximately $3.5 million, less placement agent fees and offering expenses of approximately $252,000. In addition, we issued warrants to purchase 90,300 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders. We also recorded deferred financing costs in the amount of $289,827 and debt discount in the amount of $675,960 in connection with this debt financing and have been fully amortized as of June 30, 2009.

Under the terms of an Asset Purchase Agreement, dated as of August 11, 2006, Cardium, through its subsidiary, acquired substantially all of the assets and the business related to its wholly-owned subsidiary, Tissue Repair Company, from certain sellers now known as Tissue Repair Royalty Company, LLC (“TRC RC”). On February 23, 2009, Cardium, Tissue Repair and TRC RC agreed that a $500,000 milestone payment due in February 2009 in connection with Tissue Repair’s Phase 2 MATRIX clinical study for its Excellarate product candidate for the potential treatment of non-healing diabetic ulcers, would be substituted by a convertible promissory note to TRC RC in the same amount (the “Note”). The Note bears interest at a rate of 0.6% per annum and provides for principal payments of $50,000 on each of March 1, 2009, April 1, 2009, May 1, 2009 and June 1, 2009 with the remaining principal balance and any interest due on June 11, 2009 (see note 9). If Cardium completes an equity financing of at least $2,000,000 or elects to sell its Innercool Therapies subsidiary, the maturity date would be accelerated and the remaining principal and unpaid interest would become due at that time. If Cardium did not repay the Note when due, TRC RC would have the option to convert the remaining principal balance and any interest due into shares of Cardium’s common stock at a conversion price per share equal to the average of the closing or last sale price reported for the five trading days immediately preceding the maturity date of the Note, or such other price as specified in the Note if Cardium’s common stock is not then traded on the NYSE Amex (subject to certain adjustments). On August 4, 2009 we paid the remaining principal balance due in the amount of $400,000.

On June 23, 2009 we completed a $750,000 unsecured debt financing with accompanying warrants to purchase 502,500 shares of our common stock. The notes issued in the financing bear interest at a fixed rate of 12% per annum, payable upon maturity. The maturity date of the notes is the earlier of June 27, 2009 (see note 9), or the closing of a qualified asset monetization qualified financing or qualified stock sale (see above). The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We received aggregate gross proceeds of approximately $750,000 before placement agent fees and offering expenses of approximately $50,000. In addition, we issued warrants to purchase 12,060 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders. As a result of the Phillips transaction $539,000 of the short term notes have been repaid as of August 10, 2009, the date we filed our financial statements with the SEC. The remaining $211,000 has been extended to November 5, 2009.

Note 7. Derivative Liabilities

The adoption of EITF 07-05, as described under Note 2 above can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that warrants to purchase 16,361,029 shares of the Company’s common stock contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were reclassified from equity to derivative liabilities.

In accordance with EITF 07-05, the Company estimated the fair value of the above described warrants as of January 1, 2009 to be $4,806,149 by recording a reduction in paid-in-capital of $12,982,785 and a decrease to accumulated deficit of $9,413,466. In addition, we increased the debt discount by $1,236,830. The effect of these adjustments is recorded as a cumulative effect of change in accounting principles in our condensed consolidated statements of stockholders’ deficiency. In January 2009 we reclassified $315,680 as an addition to paid-in-capital and a reduction in derivative liabilities as warrants to purchase 1,088,550 shares of our common stock no longer contained price protection provisions.

On March 5, 2009, we completed a $3.5 million financing. In connection with this financing, we issued warrants to purchase an additional 1,595,300 shares of our common stock that had a fair value of $713,886 at the time of issuance. On June 23, 2009, we completed a $750,000 financing in which we issued warrants to purchase an additional 514,560 shares of our common stock that had a fair value of $703,520.

As of June 30, 2009, the fair value of all of our outstanding derivative liability warrants was $20,382,056. The change in fair value for the three months ended June 30, 2009 was $4,817,552 and $14,474,181 for the six months ended June 30, 2009 and is reported as a non-cash charge included in our condensed consolidated statements of operations. The change in fair value of our derivative liabilities is reported as a non-cash charge in our condensed consolidated statements of operations of $4,836,564 for the period from December 22, 2003 (date of inception) through June 30, 2009.

Note 8. Stockholders’ Deficiency

Common Stock

On March 5, 2009 we completed a $3.5 million financing in the form of senior subordinated secured debt with accompanying warrants to purchase 1,505,000 shares of our common stock. The notes issued in the financing are secured by our assets and intellectual property and bear interest at a fixed rate of 12% per annum. The maturity date of the notes is the earlier of June 27, 2009 (see note 9), or the closing of a qualified asset monetization qualified financing or qualified stock sale (see note 6). The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We received gross proceeds of approximately $3.5 million, less placement agent fees and offering expenses of approximately $252,000. In addition, we issued warrants to purchase 90,300 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders. We also recorded deferred financing costs in the amount of $289,827 and debt discount in the amount of $675,960 in connection with this debt financing.

On June 23, 2009 we completed a $750,000 unsecured debt financing with accompanying warrants to purchase 502,500 shares of our common stock. The notes issued in the financing bear interest at a fixed rate of 12% per annum, payable at maturity. The maturity date of the notes is the earlier of June 27, 2009 (see note 9), or the closing of a qualified asset monetization qualified financing or qualified stock sale (see note 6). The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We received aggregate gross proceeds of approximately $750,000 before placement agent fees and offering expenses of approximately $50,000. In addition, we issued warrants to purchase 12,060 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders.

Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

During the six months ended June 30, 2009, options to purchase 1,542,500 shares were granted under the plan. The options granted during the six months ended June 30, 2009 have an average exercise price of $0.74, with a term of seven years, and vest over four years. During the six months ended June 30, 2009, vested options to purchase 1,174,176 shares of our common stock expired and unvested options to purchase an additional 606,691 shares of our common stock were cancelled and are available for future issuance under the plan. Warrants to purchase 7,218 shares which had been granted outside the plan expired during the six months ended June 30, 2009.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the six months ended June 30, 2009:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance outstanding, December 31, 2008	5,360,406	$2.22	6.2	—
Granted	1,542,500	0.74	6.7	—
Exercised	—	—	—	—
Expired (vested)	(1,181,394)	2.05	6.2	—
Cancelled (unvested)	(606,691)	2.12	5.9	—

Balance outstanding, June 30, 2009	5,114,821	$1.83	6.0	$120,524

Exercisable, June 30, 2009	3,131,443	2.21

The following is a summary of unvested options and warrants as of June 30, 2009, and changes during the six months ended June 30, 2009.

	Number of Options or Warrants	Weighted Average Grant Date Fair Value
Unvested balance outstanding, December 31, 2008	1,444,928	$1.50
Granted	1,542,500	0.52
Vested	784,035	1.09
Expired (vested)	(1,181,394)	1.12
Cancelled (unvested)	(606,691)	1.38

Unvested balance outstanding, June 30, 2009	1,983,378	$1.31

Warrants

On March 5, 2009 we completed a $3.5 million financing in the form of senior subordinated secured debt with accompanying warrants to purchase 1,505,000 shares of our common stock. The notes issued in the financing are secured by our assets and intellectual property and bear interest at a fixed rate of 12% per annum. The maturity date of the notes is the earlier of June 27, 2009 (see note 9), or the closing of a qualified asset monetization qualified financing or qualified stock sale (see note 6). The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We received gross proceeds of approximately $3.5 million, less placement agent fees and offering expenses of approximately $252,000. In addition, we issued warrants to purchase 90,300 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders.

On June 23, 2009 we completed a $750,000 unsecured debt financing with accompanying warrants to purchase 502,500 shares of our common stock. The notes issued in the financing bear interest at a fixed rate of 12% per annum, payable at maturity. The maturity date of the notes is the earlier of June 27, 2009 (see note 9), or the closing of a qualified asset monetization qualified financing or qualified stock sale (see note 6). The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We received aggregate gross proceeds of approximately $750,000 before placement agent fees and offering expenses of approximately $50,000. In addition, we issued warrants to purchase 12,060 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders.

The following table summarizes warrant activity for the six months ended June 30, 2009:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2008	16,663,472	$2.03	4.2
Warrants issued	2,109,860	2.00	4.7
Warrants exercised	(160,000)	1.50	—
Warrants expired	—	—	—
Warrants cancelled	(10,200)	2.08	4.2

Balance outstanding, June 30, 2009	18,603,132	$2.03	3.8

Warrants exercisable at June 30, 2009	18,603,132	$2.03	3.8

The table above does not include warrants issued to employees and consultants described and included under “Option Activity” above.

Note 9. Subsequent Events

As of July 20, 2009, Cardium Therapeutics, Inc. (“Cardium”) entered into amendments of the terms of (i) an aggregate principal amount of $3,500,000 of senior subordinated secured promissory notes issued pursuant to that certain Note and Warrant Purchase Agreement dated February 27, 2009, among Cardium, InnerCool Therapies, Inc. (“InnerCool”), Tissue Repair Company (“Tissue Repair”) and the purchasers of such notes (the “Secured Notes”), and (ii) an aggregate principal amount of $750,000 of unsecured promissory notes issued pursuant to that certain Promissory Note and Warrant Purchase Agreement dated June 11, 2009, among Cardium and the purchasers of such notes (the “Unsecured Notes”).

On July 15, 2009, Cardium announced that it had entered into a definitive Asset Purchase Agreement for the acquisition of Cardium’s InnerCool business by Royal Philips Electronics for $11.25 million, as well as the transfer of approximately $1.5 million in trade payables (the “Philips Transaction”). The transaction closed on July 24, 2009. As a result of this closing, and under the amendments, the maturity date of each of the Secured Notes and the Unsecured Notes was effectively extended to July 27, 2009.

In addition, the holders of the Secured Notes and the Unsecured Notes were each given the opportunity to further extend the maturity date of their respective notes until November 5, 2009, in exchange for the receipt of (i) continuing monthly interest payments on the outstanding principal balance at the rate of 12% per annum; and (ii) upon the closing of the Philips Transaction, payment of (a) all then accrued and unpaid interest on their respective notes, (b) the origination fee as set forth in the notes, and (c) at the holder’s election, up to 50% of the outstanding principal of the note and an extension fee equal to 5% of the principal amount deferred. As of July 20, 2009, none of the holders of the Secured Notes had elected to further extend the maturity date and holders of Unsecured Notes representing $211,000 in principal amount had elected to extend the maturity date until November 5, 2009.

The holders of an aggregate principal amount of $6,000,000 of senior secured promissory notes issued pursuant to that certain Note and Warrant Purchase Agreement dated November 5, 2008, among Cardium, Innercool, Tissue Repair and the purchasers of such notes (the “November Notes”), also were each given the opportunity to extend the maturity date with respect to 50% of the principal amount of the November Notes that otherwise would become due upon the closing of the Philips Transaction until November 5, 2009, in exchange for the receipt of (i) continuing monthly interest payments on the outstanding principal balance at a rate of 12% per annum; and (ii) upon the closing of the Philips Transaction, payment of (a) all then accrued and unpaid interest on their respective notes, and (b) an extension fee equal to 5% of the principal amount deferred. As of July 20, 2009, holders of the November Notes had elected to extend the maturity date with respect to $698,000 of the principal amount of such notes, including Cardium’s Chief Executive Officer, Chief Business Officer, Chief Scientific Officer and Chief Medical Advisor who, collectively, elected to defer $389,000 in principal amount that would otherwise be due upon the closing of the Philips Transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended June 30, 2009. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2008 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Our business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and definable pathways to commercialization, partnering or other monetization following the achievement of corresponding development objectives. Consistent with our overall business strategy, as our product opportunities and businesses are advanced and corresponding valuations established, we intend to consider various corporate development transactions designed to place our product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses. To that end, during the year ended December 31, 2008, we (i) advanced our Phase 2b clinical trial (MATRIX) to evaluate the safety and efficacy of Tissue Repair’s product candidate, Excellarate, for the potential treatment of non-healing diabetic foot ulcers; (ii) completed the development and regulatory approval of InnerCool’s next generation RapidBlue endovascular system; (iii) advanced the use of InnerCool’s new CoolBlue surface temperature modulation system and developed a new tissue targeted cooling system, UroCool, for potential use in conjunction with prostate surgery; (iv) advanced studies of our Generx clinical candidate and our Corgentin preclinical candidate for the potential treatment of cardiovascular disease; and (v) supported studies funded by governmental authorities in the United States and Sweden designed to evaluate potential additional applications of InnerCool’s therapeutic hypothermia technology in the areas of stroke and heart attack. Since December 31, 2008, we (i) completed the sale of Innercool Therapies to Royal Philips Electronics (ii) completed enrollment of the Matrix 2b clinical trial of Excellarate and (iii) announced the Company’s new Orthobiologies initiative which will build on and extend the underlying technology developed by the Tissue Repair Company to hard tissue applications such as bone.

As a development stage company, we currently do not have any other products available for sale or use. Because of the limited nature of our revenues and the high costs we must incur to develop our product candidates, we have yet to generate positive cash flows or income from operations and do not anticipate doing so in the foreseeable future. As a result, we are currently dependent on debt and equity funding to finance our operations.

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

Results of Operations

Three months ended June 30, 2009 compared to June 30, 2008.

Grant revenues for the three months ended June 30, 2009, were $6,996 compared to $262,430 for the three months ended June 30, 2008. The decrease of $255,434 in the grant revenues was attributable to the reduction of preclinical study activities that were substantially completed in 2008.

Research and development expenses for the three months ended June 30, 2009 were $1,107,147 compared to $3,501,841 for the same three month period last year. The decrease of $2,394,694 is primarily due to a reduction in expenses related to our Excellarate product candidate in its Phase 2b clinical trial and $500,000 product advancement milestone payment that was recorded in the three months ended June 30, 2008 that did not reoccur in the second quarter of 2009. There were also reductions in Generx (AWARE) Phase 3 clinical trial costs and professional fees for Cardium, offset by higher salary expense as the result of the reversal of accrued but unpaid bonuses in the second quarter of 2008, which were accrued in 2007.

Selling, general and administrative expenses for the three months ended June 30, 2009 were $1,222,417 compared to $1,400,387 for the three months ended June 30, 2008. The decrease of $177,970 for the three month period was primarily due to decreases in professional fees, stock option compensation, investor relation expenses for Cardium, offset by higher salary expense as the result of the reversal of accrued but unpaid bonuses in the second quarter of 2008, which were accrued in 2007.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended June 30, 2009 was $1,982 compared to $15,447 for the same three month period last year. The $13,465 decrease in interest income for the three month period when compared to the same period last year was related to the decrease in cash available for investment during the respective periods and lower interest rates.

Interest expense for the three months ended June 30, 2009 was $2,972,025 as a result of the November 2008, March 2009 and June debt financings, and consists of $466,241 of interest paid or accrued, $344,877 of amortization of costs, and $2,160,907 of amortization of warrant value issued with the debt.

Six months ended June 30, 2009 compared to June 30, 2008.

Grant revenues for the six months ended June 30, 2009, were $25,632 compared to $374,633 for the six months ended June 30, 2008. The decrease of $349,001 was attributable to the reduction of preclinical study activities that were substantially completed in 2008.

Research and development expenses for the six months ended June 30, 2009 were $2,351,307 compared to $6,419,690 for the same six month period last year. The decrease of $4,068,383 was primarily due a reduction in expenses related to our Excellarate product candidate in its Phase 2b clinical trial and $1,000,000 product advancement milestone payment that was recorded in the six months ended June 30, 2008 that did not reoccur in the first six months of 2009. There were also reductions in Generx (AWARE) Phase 3 clinical trial costs and related salary expense, stock option compensation and production costs.

Selling, general and administrative expenses for the six months ended June 30, 2009 were $2,510,141 compared to $3,260,781 for the six months ended June 30, 2008. The decrease of $750,640 for the six month period was primarily due to decreases in, salary related costs, professional fees, stock option compensation and investor relations expenses at Cardium.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the six months ended June 30, 2009 was $6,773 compared to $87,636 for the same six month period last year. The $80,863 decrease in interest income for the six month period when compared to the same period last year was related to the decrease in cash available for investment during the respective periods and lower interest rates.

Interest expense for the six months ended June 30, 2009 was $4,550,115 as a result of the November 2008, March 2009 and June 2009 debt financings, and consists of $732,715 of interest paid or accrued, $559,541 of amortization of costs, and $3,257,859 of amortization of warrant value issued with the debt.

Discontinued Operations

The following unaudited selected financial data for the discontinued operations of our business:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2009
	2009	2008	2009	2008
Revenues
Product sales	$370,293	$364,411	$720,070	$898,210	$4,546,376
Cost of goods sold	322,085	314,254	528,679	684,950	4,262,782

Gross profit	48,208	50,157	191,391	213,260	283,594
Operating expenses
Research and development	107,173	467,565	289,741	922,196	5,931,554
Selling, general and administrative	776,132	1,296,172	1,513,443	2,821,344	13,837,927
Amortization - intangibles	197,414	197,414	394,828	394,828	2,647,370

Total operating expenses	1,080,719	1,961,151	2,198,012	4,138,368	22,416,851

Loss from operations	(1,032,511)	(1,910,994)	(2,006,621)	(3,925,108)	(22,133,257)

Interest, net	—	(99,117)	(19,591)	(225,280)	(523,539)

Net loss from discontinued operations	$(1,032,511)	$(2,010,111)	(2,026,212)	$(4,150,388)	(22,656,796)

Liquidity and Capital Resources

For the six months ended June 30, 2009, net cash provided by financing activities was $3,812,164 primarily from our March 5, 2009 financing in the form of senior subordinated secured debt and our June 23, 2009 financing in the form of unsecured debt. Our primary source of liquidity has been cash flows from financing activities. Net cash provided by financing activities was $6,181,387 for the six months ended June 30, 2008 and $67,554,949 for the period December 22, 2003 (inception) to June 30, 2009, and was primarily derived from proceeds we received from the sale of our common stock, net of issuance costs. Net cash used in operating activities was $4,141,974 for the six months ended June 30, 2009 compared to $8,101,818 for the same six month period last year. The decrease in net cash used in operating activities was due primarily to the reductions in Generx (AWARE) Phase 3 clinical trial costs. No cash was used in investing activities for the six months ended June 30, 2009 compared to $1,663,396 for the six months ended June 30, 2008. The decrease of $1,663,396 was due to a $1,000,000 technology license fee and the purchase of $663,396 in property and equipment during the first six months of 2008 that did not reoccur during the first six months of 2009.

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On March 5, 2009 we completed a subordinated secured debt financing for which we received proceeds of approximately $3.5 million before placement agent fees and offering expenses of approximately $252,000. In June 2009 we completed an unsecured debt financing for which we received aggregate gross proceeds of approximately $750,000 before placement agent fees and offering expenses of approximately $50,000.

As of June 30, 2009 we had $773,084 in cash and cash equivalents. On July 10, 2009 we entered into an Asset Purchase Agreement with Philips Electronics North America Corporation, a wholly-owned subsidiary of Royal Philips Electronics of the Netherlands (“Philips”). Under the Purchase Agreement, Philips agreed to purchase the business, assets and operations of InnerCool. The asset purchase transaction was for $11,250,000, as well as the transfer of approximately $1,500,000 in InnerCool trade payables. The transaction closed July 24, 2009.

We believe we will not be able to fund required operations without raising additional funds through the sale of equity securities, debt financings, strategic licensing agreements and/or other corporate transactions within the next three months. If we do not raise such funds, we will not be able to accelerate our product development activities or maintain operations. If we are not successful in obtaining additional funds, we will need to scale back our operations and/or sell or partner certain development projects or products, or our operations may not be able to continue as planned or at all. The previously described conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors. As of June 30, 2009, we had operating lease obligations of approximately $3,403,627 extending through 2013.

Special Note About Forward-Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results;

•	our ability to fund operations and business plans, pay any outstanding indebtedness when due, and the timing of any funding or corporate development transactions we may pursue;

•	the timing, conduct and outcome of discussions with regulatory agencies, regulatory submissions and clinical trials, including the timing for completion of enrollment in clinical studies;

•	our beliefs and opinions about the safety and efficacy of our products and product candidates and the results of our clinical studies and trials;

•	the development or commercialization of competitive products or medical procedures;

•	our development or commercialization of new products and product candidates and the timing of any product launches;

•	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of litigation matters;

•	our intellectual property rights and those of others, including actual or potential competitors;

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

Unless the context requires otherwise, all references in this report to the “Company,” “Cardium,” “we,” “our,” and “us” refer to Cardium Therapeutics, Inc. and, as applicable, Post-Hypothermia Corporation (formerly, Innercool Therapies, Inc.) and Tissue Repair Company, each a wholly-owned subsidiary of Cardium.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 7, 2009, neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related and other matters in connection with the technology we develop or license and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to Cardium or its subsidiaries, which we do not consider likely to be material to Cardium, but which can nevertheless result in costs and diversions of resources to pursue.

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

Other than as previously reported on our Current Reports on Form 8-K filed with the SEC on June 16, 2009 and June 29, 2009, during the quarterly period ended June 30, 2009, we did not sell any unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 4, 2009. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions
Election of two Class III directors to serve until the next annual meeting of stockholders held to elect Class III directors and until their respective successor is elected and qualified:
Murray H. Hutchison	38,900,435	327,953	—	—
Christopher J. Reinhard	38,903,963	324,425	—	—

Ratification of the selection of Marcum & Kliegman LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009	38,841,197	N/A	216,371	170,820

In accordance with the terms set forth in the proxy statement related to the solicitation of proxies for use at the annual meeting, an abstention from voting was used for the purpose of establishing a quorum, and was considered a vote “against” a proposal. The named directors and the above matter were each approved by the stockholders at the annual meeting.

ITEM 5.	OTHER INFORMATION

On July 24, 2009 Michael Mayers, terminated employment with the Company and accepted employment with Philips per the terms of the Asset Purchase Agreement.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

2.1	Agreement and Plan of Merger dated as of October 19, 2005 and effective as of October 20, 2005, by and among Aries Ventures Inc., Aries Acquisition Corporation and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.2	Certificate of Merger of Domestic Corporation as filed with the Delaware Secretary of State on October 20, 2005	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.3	Agreement and Plan of Merger dated January 17, 2006, between Aries Ventures Inc. and Cardium Therapeutics, Inc.	Exhibit 2.4 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

2.4	Certificate of Merger, as filed with the Delaware Secretary of State on January 17, 2006	Exhibit 2.5 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(i)	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(ii)	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.1	Form of Warrant issued to employees and consultants of Innercool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

4.2	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the commission on March 31, 2006

4.3	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.4	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the commission on July 11, 2006

4.5	Form of Warrant issued to purchasers in 2007 private financing	Exhibit 4.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the commission on March 6, 2007

4.6	Form of Warrant issued to Oppenheimer & Co. Inc. as Placement Agent in 2007 private financing	Exhibit 4.7 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

4.7	Form of Warrant issued to purchasers in January 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

4.8	Form of Warrant issued to purchasers in June 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the commission on June 30, 2008

4.9	Form of Warrant issued to Empire Asset Management Company in June 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated June 27, 2008, filed with the commission on June 30, 2008

4.10	Form of Warrant issued to purchasers in July 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

Exhibit Number	Description	Incorporated By Reference To

4.11	Form of Warrant issued to Empire Asset Management Company in July 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

4.12	Form of Senior Secured Promissory Note issued to investors in the November 2008 debt financing	Exhibit 4.1 of our Current Report on Form 8-K dated November 5, 2008, filed with the commission on November 13, 2008

4.13	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the November 2008 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated November 5, 2008, filed with the commission on November 13, 2008

4.14	Convertible Promissory Note dated February 23, 2009 made by Cardium for the benefit of TRC Royalty Company, LLC in the principal amount of $500,000	Exhibit 4.1 of our Current Report on Form 8-K dated February 23, 2009, filed with the commission on February 26, 2009

4.15	Form of Senior Subordinated Secured Promissory Note issued to investors in the February 2009 debt financing	Exhibit 4.1 of our Current Report on Form 8-K dated February 27, 2009, filed with the commission on March 5, 2009

4.16	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the February 2009 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated February 27, 2009, filed with the commission on March 5, 2009

4.17	Form of Promissory Note issued to investors in the June 2009 debt financing	Exhibit 4.1 of our Current Report on Form 8-K dated June 11, 2009, filed with the commission on June 16, 2009

4.18	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the June 2009 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated June 11, 2009, filed with the commission on June 16, 2009

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of Aries’ Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

Exhibit Number	Description	Incorporated By Reference To

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.11	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

10.12	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.13	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.14	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the commission on December 22, 2005

10.15	Asset Purchase Agreement dated as of March 8, 2006, by and among Cardium Therapeutics, Inc., Innercool Therapies, Inc. (a Delaware corporation), and Innercool Therapies, Inc. (a California corporation) (without schedules)	Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the commission on March 14, 2006

10.18	Asset Purchase Agreement dated as of August 11, 2006, by and among Cardium Therapeutics, Inc., Cardium Biologics, Inc. (a Delaware corporation), and Tissue Repair Company (a Delaware corporation)	Exhibit 10.26 of our Current Report on Form 8-K dated August 11, 2006, filed with the commission on August 15, 2006

10.19	Office Lease dated as of September 16, 2006 and commencing on January 20, 2007, by and between Cardium Therapeutics, Inc. and Jaguar Properties, L.L.C.	Exhibit 10.30 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.20	Michigan License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated July 13, 1995	Exhibit 10.33 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.21	Amendment to License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated August 10, 1995	Exhibit 10.34 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

Exhibit Number	Description	Incorporated By Reference To

10.22	Second Amendment to the Michigan License agreement between the Regents of the University of Michigan and Selective Genetics, Inc. dated February 1, 2004	Exhibit 10.35 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.23	Third Amendment to Michigan License Agreement between the Regents of the University of Michigan, and Tissue Repair Company, and Cardium Biologics Inc. dated August 10, 2006	Exhibit 10.36 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the commission on March 15, 2007

10.24	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007.

10.25	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.39 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the commission on May 15, 2007.

10.26	Form of Warrant issued to Life Sciences Capital LLC	Exhibit 10.42 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.27	Office Lease by and between Paseo Del Mar CA LLC and Cardium Therapeutics, Inc., effective as of November 19, 2007	Exhibit 10.43 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the commission on November 14, 2007

10.28	Form of Securities Purchase Agreement dated January 30, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the January 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the commission on January 31, 2008

10.29	Form of Securities Purchase Agreement dated June 27, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the June 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the commission on June 30, 2008

10.30	Form of Securities Purchase Agreement dated July 18, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the July 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated July 18, 2008, filed with the commission on July 21, 2008

10.31	Form of Note and Warrant Purchase Agreement, dated as of November 5, 2008, by and among Cardium, Innercool Therapeis, Inc., Tissue Repair Company and each investor in the November 2008 debt financing	Exhibit 10.1 of our Current Report on Form 8-K dated November 5, 2008, filed with the commission on November 13, 2008

10.32	Security Agreement dated as of November 5, 2008, by and among Cardium, Innercool Therapies, Inc., Tissue Repair Company and Robert Marvin as collateral agent	Exhibit 10.2 of our Current Report on Form 8-K dated November 5, 2008, filed with the commission on November 13, 2008

10.33	Form of Note and Warrant Purchase Agreement, dated as of February 27, 2009, by and among Cardium, Innercool Therapeis, Inc., Tissue Repair Company and each investor in the February 2009 debt financing	Exhibit 10.1 of our Current Report on Form 8-K dated February 27, 2009, filed with the commission on March 5, 2009

10.34	Security Agreement dated as of February 27, 2009, by and among Cardium, Innercool Therapies, Inc., Tissue Repair Company and Dr. Robert Marshall as collateral agent	Exhibit 10.2 of our Current Report on Form 8-K dated February 27, 2009, filed with the commission on March 5, 2009

Exhibit Number	Description	Incorporated By Reference To

10.35	Placement Agency Agreement dated February 27, 2009, by and among Cardium, Innercool Therapies, Inc., Tissue Repair Company and Empire Asset Management Company	Exhibit 10.3 of our Current Report on Form 8-K dated February 27, 2009, filed with the commission on March 5, 2009

10.36	Asset Purchase Agreement dated July 10, 2009, by and among Innercool Therapies, Inc., Cardium Therapeutics, Inc. and Philips Electronics North America Corporation.	Exhibit 10.1 of our Current Report on Form 8-K dated July 10, 2009, filed with the commission on July 15, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2009

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer

Mr. Mulroy is the principal financial officer of Cardium Therapeutics, Inc. and has been duly authorized to sign on its behalf.