Form 10-Q
period 2009-09-30
Cardium Therapeutics, Inc.
filed 2009-11-09
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

☐  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐  Yes    ☒  No

As of November 8, 2009, the registrant had 55,182,174 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,418,910	$1,102,894
Accounts receivable, net	278,157	42,279
Deferred financing costs, net	50,443	432,966
Prepaid expenses and other current assets	29,817	76,202
Current assets of business held for sale	—	7,323,870

Total current assets	4,777,327	8,978,211
Restricted cash	1,525,000	400,000
Property and equipment, net	379,646	746,169
Deposits	179,938	132,438
Long term assets of business held for sale	—	40,103

Total assets	$6,861,911	$10,296,921

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$3,136,845	$3,359,152
Accrued liabilities	1,163,190	1,332,448
Current liabilities of business held for sale	—	2,127,986
Derivative liabilities – fair value of warrants	16,343,503	—
Short-term debt, net of debt discount of $348,806 at September 30, 2009 and $1,963,224 at December 31, 2008	3,635,661	4,036,776

Current liabilities	24,279,199	10,856,362

Deferred rent	192,672	195,315

Total liabilities	24,471,871	11,051,677

Commitments and contingencies
Stockholders’ deficiency:
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 50,430,248 at September 30, 2009 and 46,930,439 at December 31, 2008	5,043	4,693
Additional paid-in capital	67,926,756	73,199,199
Deficit accumulated during development stage	(85,541,759)	(73,958,648)

Total stockholders’ deficiency	(17,609,960)	(754,756)

Total liabilities and stockholders’ deficiency	$6,861,911	$10,296,921

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 22, 2003 (Inception) to September 30, 2009
	2009	2008	2009	2008
Revenues
Grant revenues	$235,917	$—	$261,549	$374,633	$1,195,284

Operating expenses
Research and development	1,176,942	2,612,414	3,528,249	9,032,104	35,704,261
Selling, general and administrative	1,309,332	1,678,500	3,819,473	4,939,281	26,875,440

Total operating expenses	2,486,274	4,290,914	7,347,722	13,971,385	62,579,701

Loss from operations	(2,250,357)	(4,290,914)	(7,086,173)	(13,596,752)	(61,384,417)

Change in fair value of derivative liabilities	1,964,663	—	(12,509,518)	—	(2,871,901)
Interest income	2,929	8,028	9,702	95,664	1,529,709
Interest (expense)	(1,338,440)	—	(5,888,555)	—	(6,662,533)

Net income (loss) from continuing operations	$(1,621,205)	$(4,282,886)	$(25,474,544)	$(13,501,088)	$(69,389,142)
Net income (loss) from discontinued operations	$95,576	$(1,868,629)	$(1,930,636)	$(6,019,017)	$(22,561,220)
Gain on sale of business unit	6,408,603	—	6,408,603	—	6,408,603

Net income (loss)	$4,882,974	$(6,151,515)	$(20,996,577)	$(19,520,105)	$(85,541,759)

Net income (loss) per common share
Basic
Net loss from continuing operations	$(0.03)	$(0.09)	$(0.54)	$(0.30)
Net income (loss) from discontinued operations	$0.00	$(0.04)	$(0.04)	$(0.14)
Gain on sale of business unit	$0.13	—	$0.14	—

Net income (loss)	$0.10	$(0.13)	$(0.44)	$(0.44)
Diluted
Net income (loss) from continuing operations	$(0.03)	$(0.09)	$(0.53)	$(0.30)
Net income (loss) from discontinued operations	$0.00	$(0.04)	$(0.04)	$(0.14)
Gain on sale of business unit	$0.13	—	$0.13	—

Net income (loss)	$0.10	$(0.13)	$(0.44)	$(0.44)
Weighted average common shares outstanding – basic	47,771,609	46,603,700	47,214,142	44,322,663
Weighted average common shares outstanding – diluted	49,629,079	46,603,700	47,214,142	44,322,663

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated During Development Stage	Total Stockholders’ Deficiency
	Shares	Amount
Balance—January 1, 2009	46,930,439	$4,693	$73,199,199	$—	$(73,958,648)	$(754,756)
Cumulative effect of change in accounting principles (see note 7)	—	—	(12,982,785)	—	9,413,466	(3,569,319)

Balance—January 1, 2009, as adjusted	46,930,439	4,693	60,216,414	—	(64,545,182)	(4,324,075)
Stock option compensation expense	—	—	494,750	—	—	494,750
Exercise of warrants and options,	499,809	50	696,051	—	—	696,101
Reclassification of derivative liabilities that no longer contain price protection provisions	—	—	2,389,570	—	—	2,389,570
Addition listing fees for warrants issued with debt			(31,905)	—	—	(31,905)
Sale of common stock, net of issuance costs	3,000,000	300	4,161,876	—	—	4,162,176
Net Loss	—	—	—	—	(20,996,577)	(20,996,577)

Balance—September 30, 2009	50,430,248	$5,043	$67,926,756	$—	$(85,541,759)	$(17,609,960)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,		Period from December 22, 2003 (Inception) to September 30, 2009
	2009	2008
Cash Flows From Operating Activities
Net loss	$(20,996,577)	$(19,520,105)	$(85,541,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of business unit	(6,408,603)	—	(6,408,603)
Loss on abandonment of leaseholds	135,344	—	135,344
Depreciation	448,685	475,627	1,702,424
Amortization—intangibles	443,651	592,242	2,696,193
Amortization—debt discount	4,214,628	139,439	4,942,214
Amortization—deferred financing costs	688,450	102,472	875,416
Provision for obsolete inventory	—	12,224	200,000
Provision for doubtful accounts	—	2,814	—
Change in fair value of warrants	12,509,518	—	2,871,901
Common stock and warrants issued for services and reimbursement of expenses	54,026	—	257,908
Stock based compensation expense	494,750	1,617,633	6,442,185
In-process purchased technology	—	1,000,000	2,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	(79,647)	442,950	(199,169)
Inventories	297,562	(793,081)	(1,806,159)
Prepaid expenses and other current assets	48,326	70,967	(142,407)
Deposits	(47,500)	(5,280)	(193,380)
Accounts payable	(484,515)	3,196,808	4,212,376
Accrued liabilities	(116,384)	412,840	554,230
Deferred rent	(2,643)	192,840	192,672

Net cash used in continuing operations	(8,800,929)	(12,059,610)	(67,181,085)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	—	(1,000,000)	(1,500,000)
Purchases of property and equipment	—	(623,524)	(2,759,735)

Net cash used in investing activities	—	(1,623,524)	(4,259,735)

Cash Flows From Financing Activities
Proceeds from officer loan	—	—	62,882
Proceeds from sale of business unit	11,250,000	—	11,250,000
Cash acquired in Aries merger and Innercool acquisition	—	—	1,551,800
Restricted cash	(1,125,000)	—	(1,525,000)
Proceeds from the exercise of options and warrants, net	696,101	22,501	1,243,476
Proceeds from debt financing agreement, net of deferred financing costs of $305,926 and issuance cost of $31,905 at September 30, 2009 and $871,833 for the period December 22, 2003 (inception) to September 30, 2009.	3,912,168	—	14,292,236
Repayment of debt	(6,778,500)	(4,863,515)	(11,778,500)
Proceeds from the sale of common stock, net of issuance costs	4,162,176	10,927,907	60,762,836

Net cash provided by financing activities	12,116,945	6,086,893	75,859,730

Net increase (decrease) in cash	3,316,016	(7,596,241)	4,418,910
Cash and cash equivalents at beginning of period	1,102,894	7,722,816	—

Cash and cash equivalents at end of period	$4,418,910	$126,575	$4,418,910

Continued

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,		Period from December 22, 2003 (Inception) to September 30, 2009
	2009	2008
Supplemental Disclosures of Cash Flow Information:
Cash payments made for interest	$948,576	$219,391	$1,304,882
Cash payments made for income taxes	$2,400	$2,400	$22,162
Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock and warrants issued for services and reimbursement of expenses	$54,026	$—	216,408
Common stock issued for repayment of loans	$—	$—	$62,882
Net assets acquired for the issuance of common stock (exclusive of cash)	$—	$—	$5,824,000
Reclassification of derivative liabilities with expired price protection provisions	$(2,705,250)	$—	$(2,705,250)
Warrants issued in connection with debt financing	$1,363,380	$—	$15,769,220
In-process technology included in accrued liabilities	$—	$—	$500,000

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

On July 24, 2009, we closed a transaction for the sale of our InnerCool Therapies business to Philips Electronics North America Corporation for $11.25 million, of which $1,125,000 is held in escrow as security for certain indemnification obligations, as well as the transfer of approximately $1.5 million in trade payables (the “Philips Transaction”). The operations of Innercool are shown as discontinued operations in our condensed consolidated statements of operations. After the closing, the name of Innercool Therapies, Inc. was changed to Post-Hypothermia Corporation.

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

On July 24, 2009, we were informed by the Exchange that based on a review of publicly available information, including our press release dated July 24, 2009 regarding completion of the Philips Transaction, the Company has resolved the continued listing deficiencies referenced in the Exchange’s letters dated December 23, 2008 and April 9, 2009. However, pursuant to Section 1009(f) of the Exchange’s Company Guide, our plan period will remain open until we have been able to demonstrate compliance with the continued listing standards for two consecutive quarters. If we do not demonstrate compliance for two consecutive quarters and/or by the end of the plan period, June 23, 2010, the staff of the Exchange may initiate delisting procedures. The Exchange indicated that its conclusion is based on a review of available information with respect to the Company, including the Company’s filings with the United States Securities and Exchange Commission (SEC), and that the Exchange’s letter is subject to changes in the rules of the Exchange that could require the Exchange to re-evaluate its position and other qualifications.

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

Liquidity and Going Concern

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. We anticipate that the negative cash flow from operations will continue. On March 5, 2009 we completed a subordinated secured debt financing for which we received proceeds of approximately $3.5 million before placement agent fees and offering expenses of approximately $252,000. In June 2009 we completed an unsecured debt financing for which we received aggregate gross proceeds of approximately $750,000 before placement agent fees and offering expenses of approximately $50,000. During the third quarter of 2009 we closed the Philips transaction and received net proceeds of approximately $10.1 million (excluding $1,125,000 being held in an escrow account). In addition on September 16, 2009 we closed a securities purchase agreement for the sale of 3,000,000 shares of our common stock for $1.50 per share. We received net proceeds of approximately $4.2 million after issuance costs. As of September 30, 2009 we had $4,418,910 in cash and cash equivalents.

We believe we will not be able to fund required operations without raising additional funds through the sale of equity securities, debt financings, strategic licensing agreements and/or other corporate transactions within the next six months. If we do not raise such funds, we will not be able to complete our product development activities or maintain operations. If we are not successful in obtaining additional funds, we will need to scale back our operations and/or sell or partner certain development projects or products, or our operations may not be able to continue as planned or at all. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2. Basis of Presentation and Summary of Certain Significant Accounting Policies

Basis of Presentation

Our principal activities are expected to focus on the commercialization of our licensed technologies, other technologies and the expansion of our existing product candidates. The accompanying condensed consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 915 (formerly SFAS No. 7), “Accounting and Reporting by Development Stage Enterprises.”

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The consolidated results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Effective July 31, 2009, we adopted ASC Topic 855, “Subsequent Events.” ASC Topic 855 addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued. We reviewed subsequent events for inclusion in the financial statements through November 9, 2009, the date that the accompanying financial statements were issued. The adoption of the ASC Topic 855 did not impact our financial position or results of operations.

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

Earnings Per Common Share

We compute earnings per share, or loss per share, in accordance with ASC Topic 260 (formerly SFAS No. 128), “Earnings Per Share.” ASC 260 requires dual presentation of basic and diluted earnings per share.

Basic income or loss per common share for continuing operations and discontinued operations is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the nine months ended September 30, 2009 and 2008, due to the loss we incurred during such periods, their inclusion would have been anti-dilutive. For the three months ended September 30, 2009, due to the income we incurred during the period, 18,893,337 of potentially dilutive securities were used in the calculation of diluted income per common share.

Potentially dilutive securities not included in diluted loss per common share for continuing operations and discontinued operations consisted of outstanding stock options and warrants to acquire 25,538,217 shares as of September 30, 2009 and 13,942,163 shares as of September 30, 2008.

The following table outlines the calculation of diluted earnings per share for the three months ended September 30, 2009.

For the three months ended September 30, 2009
Numerator:
Net income (loss) from continuing operations	$(1,621,205)
Net income from discontinued operations	$95,576
Gain on sale of business unit	6,408,603

Net income	$4,882,974

Denominator:
Weighted average basic shares outstanding	47,771,609
Employee stock options	175,830
Warrants	1,681,640

Weighted average diluted shares outstanding	49,629,079

Net income (loss) per basic share—diluted
Net income (loss) from continuing operations	$(0.03)
Net income (loss) from discontinued operations	$0.00
Gain on sale of business unit	$0.13

Net income (loss)	$0.10

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income or cash flows as previously reported other than to separately report discontinued operations.

Stock-Based Compensation

In accordance with ASC 718 stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. Total stock-based compensation expense included in the condensed consolidated statements of operations was 124,129 for the three months ended September 30, 2009, and $494,750 for the nine months ended September 30, 2009. For the nine months ended September 30, 2009, $187,993 was recorded as a component of research and development expenses and $306,757 was recorded as a component of selling, general and administrative expenses. Total stock-based compensation expense included in the condensed consolidated statements of operations was $513,998 for the three months ended September 30, 2008, and $1,617,633 for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, $739,258 was recorded as a component of research and development expenses and $878,375 was recorded as a component of selling, general and administrative expenses. As of September 30, 2009 the Company had $1,547,190 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period October 2009 through May 2013.

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

	For the Three Months Ended September 30,
	2009	2008
Dividend yield	0%	0%
Expected life (years)	2.38	5.25
Risk-free interest rate	0.98%	3.11%
Volatility	97%	75%

	For the Nine Months Ended September 30,
	2009	2008
Dividend yield	0%	0%
Expected life (years)	4.29	5.25
Risk-free interest rate	1.64%	3.00%
Volatility	94%	75%

Income Taxes

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.

As of December 31, 2008 and for the nine months ended September 30, 2009, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of approximately $31 million as of September 30, 2009 related to net operating loss carryforwards (which excludes net operating losses of $71 million that represent pre-merger losses for which the use is limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended), available to offset future taxable income through 2029. The net operating losses begin to expire in 2023 for federal tax purposes and in 2013 for state income tax purposes.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued ASC topic 820 (formerly SFAS No. 157), “Fair Value Measurements” , which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC topic 820 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. Our adoption of the provisions of ASC topic 820 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements for the year ended December 31, 2008.

In December 2007, the FASB issued ASC topic 805 (formerly SFAS No. 141 (revised 2007), “Business Combinations” ASC topic 805 retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. ASC topic 805 is effective for acquisitions occurring in fiscal periods beginning after December 15, 2008 and was required to be adopted by the Company in its first quarter of fiscal 2009. The adoption of ASC topic 805 could have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the FASB issued ASC topic 810 (formerly SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” ASC topic 810 requires (i) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC topic 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted ASC topic 810 for our fiscal year beginning January 1, 2009, and the adoption did not have any impact on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued ASC topic 815, Statement of Financial Accounting Standards (formerly SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities. ASC topic 818 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. . The adoption of this pronouncement on January 1, 3009 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued ASC topic 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” and provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception and was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement had a material impact on the Company’s condensed consolidated financial statements (See note 7).

Effective January 1, 2009 we adopted ASC topic 820 (formerly FSP FAS 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” which clarifies the application in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC topic 820 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We currently determine the fair value of our property and equipment when assessing long-lived asset impairments and ASC topic 820 was effective for these fair value assessments as of January 1, 2009.

In April 2009, the FASB issued ASC topic 820 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC topic 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC topic 820 was effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this pronouncement had a material impact on the Company’s condensed consolidated financial statements.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	September 30, 2009
None	$—	$—	$—	$—

Liabilities	Level 1	Level 2	Level 3	September 30, 2009
Fair value of common stock warrants	$—	$—	$16,343,503	$16,343,503
Total	$—	$—	$16,343,503	$16,343,503

See Note 7 for a discussion of the valuation techniques used to measure fair value for our common stock warrants.

In April 2009, the FASB issued ASC topic 825 (formerly SFAS 107), “Interim Disclosures about Fair Value of Financial Instruments,” which require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. The adoption of ASC topic 825 did not have a material impact on our consolidated financial position, results of operations and cash flows. The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less. The carrying value of our short-term debt approximates fair value because these instruments now have maturities of less than six months.

In May 2009, the FASB issued ASC topic 855 (formerly SFAS No. 165), “Subsequent Events”. The objective of ASC topic 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC topic 855 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The requirements of ASC topic 855 should be applied to interim or annual financial periods ending after June 15, 2009. Accordingly, we adopted ASC topic 855 in the second quarter of 2009.

In June 2009, the FASB issued ASC topic 105 (formerly SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASC topic 105 establishes the FASB Accounting Standards Codification (the “Codification”) to become the source of authoritative accounting principles generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. ASC topic 105 became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC topic 105 did not have a material impact on our consolidated financial statements and results of operations.

Note 3. Disposal of Long-Lived Assets

On July 24, 2009, we closed the Philips Transaction.

In accordance with the provisions of ASC topic 360 (formerly SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of our Innercool business segment is presented as assets and liabilities held for sale and as discontinued operations in our condensed consolidated financial statements.

Discontinued operations

The following results of operations of Innercool Therapies, Inc. have been presented as a loss from discontinued operations in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 22, 2003 (Inception) to September 30, 2009
	2009	2008	2009	2008
Revenues
Product sales	$73,700	$585,421	$793,770	$1,483,631	$4,620,076
Cost of goods sold	51,216	514,243	579,895	1,199,193	4,313,998

Gross profit	22,484	71,178	213,875	284,438	306,078
Operating expenses
Research and development	34,279	335,583	324,020	1,257,779	5,965,833
Selling, general and administrative	(156,194)	1,207,589	1,357,249	4,028,933	13,681,733
Amortization—intangibles	48,823	197,414	443,651	592,242	2,696,193

Total operating expenses	(73,092)	1,740,586	2,124,920	5,878,954	22,343,759

Income (loss) from operations	95,576	(1,669,408)	(1,911,045)	(5,594,516)	(22,037,681)

Interest, net	—	(199,221)	(19,591)	(424,501)	(523,539)

Net Income (loss) from discontinued operations	$95,576	$(1,868,629)	$(1,930,636)	$(6,019,017)	$(22,561,220)

Note 4. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2009	December 31, 2008
Computer and telecommunication equipment	$466,329	$466,329
Machinery and equipment	31,779	31,779
Office equipment	53,050	53,050
Instrumentation	115,421	115,421
Office furniture and equipment	473,652	473,652
Leasehold improvements	152,774	343,844

	1,293,005	1,484,075
Accumulated depreciation and amortization	(913,359)	(737,906)

Property and equipment, net	$379,646	$746,169

Depreciation and amortization of property and equipment from continuing operations totaled $68,499 for the three months ended September 30, 2009 and $231,179 for the nine months ended September 30, 2009. For the three months ended September 30, 2008, depreciation and amortization of property and equipment from continuing operations totaled $96,521 and for the nine months ended September 30, 2008 totaled $267,125. Depreciation and amortization of property and equipment from continuing operations totaled $969,085 for the period from December 22, 2003 (date of inception) through September 30, 2009.

Depreciation of property and equipment from discontinued operations totaled $217,506 for the nine months ended September 30, 2009, $208,502 for the nine months ended September 30, 2008 and $733,339 for the period from March 8, 2006 (date of acquisition) through September 30, 2009.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2009	December 31, 2008
Accrued in-process purchased technology (see note 6)	$—	$500,000
Accrued legal fees	380,000	100,000
Accrued expenses - other	224,561	54,462
Accrued clinical trial costs	273,590	358,891
Accrued payroll and benefits	285,039	319,095

Total	$1,163,190	$1,332,448

Note 6. Short-Term Debt

On November 10, 2008, we completed a secured debt financing pursuant to the terms of a Note and Warrant Purchase Agreement entered into with certain accredited investors. Under the terms of the purchase agreement we issued senior secured notes in the aggregate principal amount of $6 million of senior secured notes to the investors, and five-year warrants to purchase an additional 9,386,625 shares of our common stock, in the aggregate, at an initial exercise price of $2.00 per share. The senior secured notes bear interest at a fixed rate of 12% per annum, payable monthly, have a one year term, are secured by all of our assets and intellectual property and are senior to, and have priority in right of payment over, any other indebtedness of our company. The senior secured notes may be prepaid, in whole or in part, at any time provided the investors receive an additional payment equal to the difference between the amount of interest they would have received through the maturity date of the notes and the amount of interest actually received as of the prepayment date. The warrants were fully exercisable when issued. We recorded deferred financing costs in the amount of $511,432 and debt discount in the amount of $3,780,000 in connection with this debt financing. As of November 5, 2009, all of the senior secured notes had been repaid.

On March 5, 2009 we completed a $3.5 million financing in the form of senior subordinated secured notes with accompanying warrants to purchase 1,505,000 shares of our common stock. The senior subordinated secured notes bear interest at a fixed rate of 12% per annum, payable upon maturity, are secured by all of the assets and intellectual property of Cardium, InnerCool and TRC, and are senior to, and have priority in right of payment over, any other indebtedness of Cardium with the exception of the senior secured notes. The warrants were fully exercisable when issued, had a five year term and an initial exercise price of $2.00. We received gross proceeds of $3.5 million in this financing, less placement agent fees and offering expenses of approximately $252,000. In addition, we issued warrants to purchase 90,300 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders. We also recorded deferred financing costs in the amount of $289,827 and debt discount in the amount of $675,960 in connection with this debt financing. As a result of the Phillips transaction, all of the senior subordinated secured notes have been repaid.

Under the terms of an Asset Purchase Agreement, dated as of August 11, 2006, Cardium, through its subsidiary, acquired substantially all of the assets and the business related to its wholly-owned subsidiary, Tissue Repair Company, from certain sellers now known as Tissue Repair Royalty Company, LLC (“TRC RC”). On February 23, 2009, Cardium, Tissue Repair and TRC RC agreed that a $500,000 milestone payment due in February 2009 in connection with Tissue Repair’s Phase 2 MATRIX clinical study for its Excellarate product candidate, for the potential treatment of non-healing diabetic ulcers, would be substituted by a convertible promissory note to TRC RC in the same amount (the “TRC Note”). The TRC Note bears interest at a rate of 0.6% per annum and provides for principal payments of $50,000 on each of March 1, 2009, April 1, 2009, May 1, 2009 and June 1, 2009 with the remaining principal balance and any interest due on June 11, 2009. If Cardium completes an equity financing of at least $2,000,000 or elects to sell its Innercool Therapies subsidiary, the maturity date would be accelerated and the remaining principal and unpaid interest would become due at that time. If Cardium did not repay the TRC Note when due, TRC RC would have the option to convert the remaining principal balance and any interest due into shares of Cardium’s common stock at a conversion price per share equal to the average of the closing or last sale price reported for the five trading days immediately preceding the maturity date of the Note, or such other price as specified in the Note if Cardium’s common stock is not then traded on the NYSE Amex (subject to certain adjustments). On August 4, 2009 we paid the remaining principal balance due under the TRC Note in the amount of $400,000.

On June 23, 2009 we completed a $750,000 unsecured debt financing involving the sale of unsecured notes with accompanying warrants to purchase 502,500 shares of our common stock. The unsecured notes bear interest at a fixed rate of 12% per annum, payable upon maturity. The maturity date of the unsecured notes was the earlier of June 27, 2009, or the closing of a qualified asset monetization qualified financing or qualified stock sale (see above). The warrants were fully exercisable when issued, have a five-year term and an initial exercise price of $2.00. We received aggregate gross proceeds of approximately $750,000 before placement agent fees and offering expenses of approximately $50,000. In addition, we issued warrants to purchase 12,060 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders. In connection with the Phillips transaction $539,000 of the unsecured notes were repaid. We repaid the remaining $211,000 of the unsecured notes which where due and payable on November 5, 2009.

Note 7. Derivative Liabilities

The adoption of ASC 815, as described under Note 2 above can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that warrants to purchase 16,361,029 shares of the Company’s common stock contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were reclassified from equity to derivative liabilities.

In accordance with ASC 815, the Company estimated the fair value of the above described warrants as of January 1, 2009 to be $4,806,149 by recording a reduction in paid-in-capital of $12,982,785 and a decrease to accumulated deficit of $9,413,466. In addition, we increased the debt discount by $1,236,830. The effect of these adjustments is recorded as a cumulative effect of change in accounting principles in our condensed consolidated statements of stockholders’ deficiency. In January 2009 we reclassified $315,680 as an addition to paid-in-capital and a reduction in derivative liabilities as warrants to purchase 1,088,550 shares of our common stock no longer contained price protection provisions. In September 2009 warrants to purchase 1,595,300 shares of our common stock no longer contained price protection provisions therefore we reclassified $2,073,890 as an addition to paid in capital and a reduction in derivative liabilities.

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

As of September 30, 2009, the fair value of all of our outstanding derivative liability warrants was $16,343,503. The change in fair value for the three months ended September 30, 2009 was reported as income in the amount of $1,964,663 and $12,509,518 for the nine months ended September 30, 2009 is reported as a charge included in our condensed consolidated statements of operations. The change in fair value of our derivative liabilities is reported as a charge in our condensed consolidated statements of operations of $2,871,901 for the period from December 22, 2003 (date of inception) through September 30, 2009.

Note 8. Stockholders’ Deficiency

Common Stock

On September 16, 2009, we sold an aggregate of 3,000,000 shares of our common stock and 2,250,000 warrants to common stock to certain institutional investors in exchange for gross proceeds of $4.2 million, net of issuance costs. Each investor received warrants to purchase a number of shares equal to 75% of the number of shares of common stock purchased by the investor in the offering. The units were sold at a price of $1.50 per unit. The initial exercise price of the warrants was $1.77.

Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

During the nine months ended September 30, 2009, options to purchase 1,542,500 shares were granted under the plan. The options granted during the nine months ended September 30, 2009 have an average exercise price of $0.74, with a term of seven years, and vest over four years. During the nine months ended September 30, 2009, vested options to purchase 1,290,310 shares of our common stock expired and unvested options to purchase an additional 732,344 shares of our common stock were cancelled and are available for future issuance under the plan. Warrants to purchase 7,218 shares which had been granted outside the plan expired during the nine months ended September 30, 2009.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the nine months ended September 30, 2009:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance outstanding, December 31, 2008	5,360,406	$2.22	6.2	—
Granted	1,542,500	0.74	6.7	—
Exercised	(4,687)	0.74	6.4	—
Expired (vested)	(1,297,528)	2.10	6.1	—
Cancelled (unvested)	(732,344)	2.17	5.7	—

Balance outstanding, September 30, 2009	4,868,347	$1.80	6.5	$1,310,050

Exercisable, September 30, 2009	3,219,842	2.15

The following is a summary of unvested options and warrants as of September 30, 2009, and changes during the nine months ended September 30, 2009.

	Number of Options or Warrants	Weighted Average Grant Date Fair Value
Unvested balance outstanding, December 31, 2008	1,444,928	$1.50
Granted	1,542,500	0.52
Vested	690,949	1.17
Expired (vested)	(1,297,528)	1.12
Cancelled (unvested)	(732,344)	1.38

Unvested balance outstanding, September 30, 2009	1,648,505	$1.31

Warrants

On March 5, 2009 we completed a $3.5 million financing in the form of senior subordinated secured debt with accompanying warrants to purchase 1,505,000 shares of our common stock. The warrants were fully exercisable when issued, have a five-year term and an initial exercise price of $2.00. In addition, we issued warrants to purchase 90,300 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders.

On June 23, 2009 we completed a $750,000 unsecured debt financing with accompanying warrants to purchase 502,500 shares of our common stock. The warrants were fully exercisable when issued, have a five year term and an initial exercise price of $2.00. In addition, we issued warrants to purchase 12,060 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders.

On September 16, 2009, we closed a securities purchase agreement with certain institutional investors relating to the sale and issuance by our company to the investors of 3,000,000 shares of our common stock and 2,250,000 warrants to purchase common stock, for a total purchase price of $4.5 million purchase price of $1.50 per unit. The warrants issued to the investors in the offering are exercisable any time on or after March 16, 2010 for a period of five years from that date. The exercise price of the warrants is $1.77 per share. The number of shares subject to the warrants is subject to adjustment in the event of stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets, including cash, stock or other property to our stockholders. In addition, the placement agent for the September financing received 150,000 warrants to purchase common stock at an exercise price of $1.87 on substantially identical terms; provided, however that the warrants to the placement agent expire on December 18, 2012.

The issuance of the common stock under the terms of the securities purchase agreement described above caused an adjustment to the exercise price of certain of our outstanding warrants. We have approximately 13,790,725 warrants outstanding with an exercise price of $2.00 per share. The exercise price of those warrants was adjusted to $1.50 on the closing of the offering. In addition certain warrants contained provisions for additional warrants to be issued if the exercise price was adjusted. We issued an additional 384,417 warrants to those investors.

The following table summarizes warrant activity for the nine months ended September 30, 2009:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2008	16,663,472	$2.03	4.2
Warrants issued	4,894,277	1.85	4.6
Warrants exercised	(877,679)	1.50	—
Warrants expired	—	—	—
Warrants cancelled	(10,200)	2.08	4.2

Balance outstanding, September 30, 2009	20,669,870	$1.65	3.2

Warrants exercisable at September 30, 2009	20,669,870	$1.65	3.2

The table above does not include warrants issued to employees and consultants described and included under “Option Activity” above.

Note 9. Sale of Innercool Therapies business

On July 24, 2009 we closed the Philips transaction selling all of the assets (excluding cash) and the assumption of certain liabilities of our Innercool Therapies business. The purchase price was $11,250,000, net of a working capital adjustment of $7,148.00.

The following is the calculation of the gain on the sale of Innercool.

Selling price	$11,250,000
Less working capital adjustment	(7,148)

Net cash paid	11,242,852
Assets and liabilities sold:
Accounts receivable	97,606
Prepaid expenses and other current assets	131,137
Inventory, net	1,702,823
Property and equipment, net	742,390
Intangible assets, net	3,533,023
Other long term assets	40,103
Accounts payable	(1,185,152)
Other liabilities	(227,681)

Subtotal	4,834,249

Gain on sale of Innercool business unit	$6,408,603

In connection with the sale we made certain representations and warranties to Phillips that are standard for such transactions, including representations regarding the condition of the Innercool Therapies assets and liabilities. We have agreed to indemnify Phillips for any damages arising from the breach of any of those representations and warranties, as well as any breach of any covenant under the Asset Purchase Agreement. Our liability for breach of certain representations is contractually capped at $3.5 million; however, claims for damages arising out of certain “Excepted Representations” or any covenant under the Asset Purchase Agreement are not subject to the contractual limitation. Under the terms of the Asset Purchase Agreement, we deposited $1,125,000 of the proceeds from the sale into an escrow account to act as security for our indemnification obligations.

Note 10. Subsequent Events

On October 20, 2009, we closed a securities purchase agreement with certain institutional investors relating to the sale and issuance by our company to the investors of an aggregate of 4,615,385 shares of our common stock and warrants to purchase up to 3,000,000 shares of our common stock, for a total purchase price of $6.0 million. The warrants issued to the investors will be exercisable any time on or after April 20, 2010 for a period of six years from that date. The exercise price and the number of shares subject to the warrants are subject to adjustment in the event of stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets, including cash, stock or other property to our stockholders.

Each investor will receive one warrant representing the right to purchase, at an exercise price of $1.40 per share, a number of shares of common stock equal to 65% of the number of shares of common stock purchased by the investor in the offering. The placement agent received warrants to purchase 230,769 shares of our common stock at an exercise price of $1.63 per share at identical terms.

The issuance of the common stock under the terms of the securities purchase agreement described above caused a further adjustment to the exercise price of certain of our outstanding warrants. Following the September 16, 2009 financing transaction, we have approximately 13,701,310 warrants outstanding with an exercise price of $1.50. The exercise price of those warrants adjusted to $1.30 on the closing of the offering under the terms of those warrants and an additional 236,564 were issued.

On November 5, 2009 we repaid the remaining balance of our outstanding debt in the amount of $3,760,500 for our outstanding senior secured notes and $211,000 for our unsecured notes which were due and payable.

The Company has evaluated subsequent events through November 9, 2009, which is the date the Company filed its Quarterly Report on Form 10-Q for the period ended September 30, 2009 with the Securities and Exchange Commission. There are no further subsequent events for disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended September 30, 2009. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2008 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

We are a medical technology company primarily focused on the development and commercialization of novel biologic therapeutics and medical devices for cardiovascular and ischemic disease. Since we were initially funded in October 2005, we have made three strategic acquisitions and assembled a portfolio of innovative late-stage cardiovascular and regenerative medicine product candidates. We have established a pipeline of innovative products that are divided into two operating units, Cardium Biologics and the Tissue Repair Company.

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

Since December 31, 2008, we (i) completed the sale of Innercool Therapies to Royal Philips Electronics (ii) completed the Matrix Phase 2b clinical study for the Excellarate topical gel, our collagen-based, Gene Activated Matrix product candidate for wound healing of diabetic foot ulcers that, in consultation with the FDA, we will seek to develop a Phase 3 clinical study program to advance forward in the commercialization process (iii) identified Excellagen topical gel, as a potentially new, customized collagen-based product candidate, based on additional data from our Matrix Phase 2b clinical study, for advanced wound care management by physicians for patients topical wounds that include diabetic ulcers, as well as pressure ulcers, venous ulcers surgical and trauma wounds and other types of wounds, that we will seek to commercially advance based on a 510(k) pathway with the FDA and (iv) announced the Company’s new orthobiologics initiative that will seek to leverage positive pre-clinical research and our Gene Activated Matrix technology platform, developed by our wholly-owned subsidiary The Tissue Repair Company, for the potential healing of non-union bone fractures and/or spinal fusion.

Following the sale of our Innercool Therapies business, we do not currently have any products available for sale or use. Because of the limited nature of our revenues and the high costs we must incur to develop our product candidates, we have yet to generate positive cash flows or income from operations and do not anticipate doing so in the foreseeable future. As a result, we are currently dependent on debt and equity funding to finance our operations. During the third quarter and subsequent to the end of the quarter we raised net proceeds of $9.7 million from the sale of common stock and warrants in two registered direct offerings.

Going forward, the key elements of our strategy are to:

•	complete a 510(k) registration process for Excellagen™ and complete commercial development; candidate Excellagen;

•	advance the clinical study for the Excellarate™ product into Phase 3;

•	evaluate partnering opportunities designed to support the advancement of the Generx and Corgentin product candidates;

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

Results of Operations

Three months ended September 30, 2009 compared to September 30, 2008.

Grant revenues for the three months ended September 30, 2009 were $235,917 compared to no revenue for the three months ended September 30, 2008. The increase of $235,917 in the grant revenues was attributable to an increase in preclinical study activities.

Research and development expenses for the three months ended September 30, 2009 were $1,176,943 compared to $2,612,414 for the same three month period last year. The decrease of $1,435,471 is primarily due to a reduction in expenses related to our Excellarate product candidate in its Phase 2b clinical trial and reductions in Generx (AWARE) Phase 3 clinical trial costs. There were also reductions in salaries and stock option compensation.

Selling, general and administrative expenses for the three months ended September 30, 2009 were $1,309,331 compared to $1,678,500 for the three months ended September 30, 2008. The decrease of $369,169 for the three month period was primarily due to decreases in stock option compensation, salaries, employee benefits and rent expense for Cardium. Tissue Repair showed an increase mainly due to the loss recognized on the abandonment of leasehold improvements as the company was moved out of the building it occupied with Innercool.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended September 30, 2009 was $2,929 compared to $8,028 for the same three month period last year. The $5,099 decrease in interest income for the three month period when compared to the same period last year was related to the decrease in cash available for investment during the respective periods and lower interest rates.

Interest expense for the three months ended September 30, 2009 was $1,338,440 as a result of the senior secured note financing from November 2008, senior subordinated secured note financing from March 2009 and unsecured note financing from June 2009, and consists of $252,762 of interest paid or accrued, $128,908 of amortization of costs, and $956,770 of amortization of warrant value issued with the debt.

On July 24, 2009 we closed the Philips transaction selling all of the assets (excluding cash) and the assumption of certain liabilities of our Innercool business unit. The purchase price was $11,250,000 net of a working capital adjustment of $7,148.00; we reported a gain on the sale of Innercool Therapies business of $6,408,603 for the three months ended September 30, 2009.

Nine months ended September 30, 2009 compared to September 30, 2008.

Grant revenues for the nine months ended September 30, 2009 were $261,549 compared to $374,633 for the nine months ended September 30, 2008. The decrease of $113,084 was attributable to the reduction of preclinical study activities.

Research and development expenses for the nine months ended September 30, 2009 were $3,528,249 compared to $9,032,104 for the same nine month period last year. The decrease of $5,503,855 was primarily due a reduction in expenses related to our Excellarate product candidate in its Phase 2b clinical trial, reductions in Generx (AWARE) Phase 3 clinical trial costs and $1,000,000 product advancement milestone payment that was recorded in the nine months ended September 30, 2008 that did not reoccur in the first nine months of 2009. There were also reductions salary expense, stock option compensation and production costs.

Selling, general and administrative expenses for the nine months ended September 30, 2009 were $3,819,473 compared to $4,939,281 for the nine months ended September 30, 2008. The decrease of $1,119,808 for the nine month period was primarily due to decreases in salary related costs, professional fees, stock option compensation and investor relations expenses at Cardium.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the nine months ended September 30, 2009 was $9,702 compared to $95,664 for the same nine month period last year. The $85,962 decrease in interest income for the nine month period when compared to the same period last year was related to the decrease in cash available for investment during the respective periods and lower interest rates.

Interest expense for the nine months ended September 30, 2009 was $5,888,555 as a result of the senior secured note financing from November 2008, senior subordinated secured note financing from March 2009 and unsecured note financing from June 2009,, and consists of $985,477 of interest paid or accrued, $688,450 of amortization of costs, and $4,214,628 of amortization of warrant value issued with the debt.

On July 24, 2009 we closed the Philips transaction selling all of the assets (excluding cash) and assumption of certain liabilities of our Innercool business unit. The purchase price was $11,250,000 net of a working capital adjustment of $7,148.00; we reported a gain on the sale of Innercool Therapies business of $6,408,603 for the nine months ended September 30, 2009.

Discontinued Operations

The following unaudited selected financial data for the discontinued operations of our business:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 22, 2003 (Inception) to September 30, 2009
	2009	2008	2009	2008
Revenues
Product sales	$73,700	$585,421	$793,770	$1,483,631	$4,620,076
Cost of goods sold	51,216	514,243	579,895	1,199,193	4,313,998

Gross profit	22,484	71,178	213,875	284,438	306,078
Operating expenses
Research and development	34,279	335,583	324,020	1,257,779	5,965,833
Selling, general and administrative	(156,194)	1,207,589	1,357,249	4,028,933	13,681,733
Amortization - intangibles	48,823	197,414	443,651	592,242	2,696,193

Total operating expenses	(73,092)	1,740,586	2,124,920	5,878,954	22,343,759

Income (loss) from operations	95,576	(1,669,408)	(1,911,045)	(5,594,516)	(22,037,681)

Interest, net	—	(199,221)	(19,591)	(424,501)	(523,539)

Net Income (loss) from discontinued operations	$95,576	$(1,868,629)	$(1,930,636)	$(6,019,017)	$(22,561,220)

Liquidity and Capital Resources

At September 30, 2009, our principal sources of liquidity were cash and cash equivalents of $4,418,910 compared to $1,102,894 at December 31, 2008. Subsequent to the end of the quarter we raised net proceeds of approximately $5,500,000 (after payment of placement agent fees and offering expenses) from the sale of 4,615,385 shares of common stock and 3,000,000 warrants in a registered direct offering. We repaid $3,760,500 of outstanding senior secured notes outstanding and $211,000 of unsecured notes which were due and payable on November 5, 2009.

Net cash used in operating activities for the nine months ended September 30, 2009 was $8,800,929 compared to $12,059,610 for the same nine month period last year. The decrease in net cash used in operating activities was due primarily to the reductions in Generx (AWARE) Phase 3 and Excellarate Phase2b clinical trial costs, and reductions in operating expenses following the sale of our Innercool Therapies business in July 2009.

Investment activities did not use any cash during the nine months ended September 30, 2009, compared to a use of $1,623,524 for the nine months ended September 30, 2008. The decrease of $1,623,524 was due to a $1,000,000 technology license fee and the purchase of $623,524 in property and equipment during the first nine months of 2008 that did not reoccur during the first nine months of 2009. As of September 30, 2009, we did not have any significant commitments for capital expenditures.

Financing activities provided $12,116,945 of cash during the nine months ended September 30, 2009, including (i) $11,250,000 from the sale of our Innercool Therapies business, (ii) $4,162,176 in net proceeds (after payment of placement agent fees and offering expenses) from the sale of 3,000,000 shares of common stock and 2,225,000 warrants in a registered direct offering that was completed in September, (iii) $3,912,618 from our March 5, 2009 financing in the form of senior subordinated secured debt, and (iv) $696,101 in warrant exercises. These amounts were partially offset by $6,778,500 in repayment of the unsecured debt in connection with the sale of our Innercool business and $1,125,000 in restricted cash. Net cash provided by financing activities was $6,086,893 for the nine months ended September 30, 2008 and $75,859,730 for the period December 22, 2003 (inception) to September 30, 2009, and was primarily derived from proceeds we received from the sale of our common stock, net of issuance costs and the sale of our Innercool Therapies business unit.

We do not have any unused credit facilities or financing arrangements available to us. Because we do not currently have any product candidates available for sale, we do not have accounts receivable or inventory. Consequently, cash and cash equivalents represent our principal source of capital. We believe that our existing capital will be sufficient to finance our operations for the next six months. Our business strategy is to pursue clinical development strategies intended to facilitate collaborations and partnerships for joint development of our products at appropriate valuation inflection points during their clinical development cycle. As we advance our product candidates, like ExcellagenTM, we will look to establish collaborations or partnerships with partners that have financial resources or distribution channels to assist us in completing development. We do not have any such collaborations or partnerships in place at this time and we cannot provide any assurances that we will be able to secure such support on terms that are favorable to us or at all.

If we cannot establish a collaboration to facilitate development of our product candidates and we do not generate sufficient cash flow from operations to support our business, we intend to rely on additional financing transactions to secure the capital necessary to fund continued operations. Any future sale of debt or equity may be pursuant to a private placement or a public offering. We have filed a shelf registration statement with the SEC which permits us to sell up to $50 million of common stock, preferred stock, debt securities, warrants and units. We have sold an aggregate of $22 million of securities under that registration statement through the date of this report. The shelf registration does not represent a firm commitment underwriting, and we do not have any arrangements in place for the sale of additional equity or debt securities at this time.

If we are not successful in obtaining additional funds through a collaboration with a strategic partner or a financing transaction, we will need to scale back our operations and/or sell or partner certain development projects or products, or our operations may not be able to continue as planned or at all. The previously described conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors. As of September 30, 2009, we had operating lease obligations of approximately $2,391,363 extending through 2013.

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

We maintain certain disclosure controls and procedures. They are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As of the date of this report, neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related and other matters in connection with the technology we develop or license and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to Cardium or its subsidiaries, which we do not consider likely to be material to Cardium, but which can nevertheless result in costs and diversions of resources to pursue.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below and under Item 1A of our 2008 Annual Report, as well as the other information in our 2008 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

We sold all of the assets and business of our InnerCool Therapies, Inc. in July 2009 and may face claims for damages from the buyer if representations and warranties that we have made in connection with that sale result in the buyer of those assets exercising certain indemnification rights.

On July 10, 2009 we entered into an Asset Purchase Agreement with Phillips Electronics North America Corporation (“Phillips”), pursuant to which we sold to Phillips certain assets and liabilities of our Innercool Therapies, Inc. subsidiary. The sales closed on July 24, 2009. In connection with the transaction, Phillips assumed only certain specified liabilities relating to the business. We retained responsibility for all other liabilities of the business, including contingent and unknown claims that may have existed at the time of sale. Also, in connection with the sale we made certain representations and warranties to Phillips that are standard for such transactions, including representations regarding the condition of the Innercool Therapies assets and liabilities. We have agreed to indemnify Phillips for any damages arising from the breach of any of those representations and warranties, as well as any breach of any covenant under the Asset Purchase Agreement. Our liability for breach of certain representations is contractually capped at $3.5 million; however, claims for damages arising out of certain “Excepted Representations” or any covenant under the Asset Purchase Agreement are not subject to the contractual limitation. Under the terms of the Asset Purchase Agreement, we deposited $1,125,000 of the proceeds from the sale into an escrow account to act as security for our indemnification obligations. We may, however, receive claims in excess of the funds in escrow. Any substantial indemnification claim under the Asset Purchase Agreement, or the defense of any such claim, could result in substantial costs, which would impair our financial condition and disrupt our ability to operate our remaining business.

In connection with the sale of our Innercool business we sold the rights to our only marketable products that had received FDA approval, and may not have any other marketable products commercially available for several years. Our remaining product candidates require additional research, development, testing, and regulatory approvals before marketing. We may be unable to develop, obtain regulatory approval or market any of our product candidates or expand the market of our existing products and technology. If our product candidates are delayed or fail, we will not be able to generate revenues and cash flows from operations, and we may have to curtail or cease our operations.

As part of our sale of the assets of the Innercool business in July 2009, we sold the rights to InnerCool’s Celsius Control System®, RapidBlueTM system and CoolBlueTM system, and their associated disposables. We currently do not sell any other products and may not have any other products commercially available for several years, if at all. Our product candidates require additional research and development, clinical testing and regulatory clearances before we can market them. To our knowledge, FDA has not yet approved any gene therapy or similar product and there can be no assurance that it will. There are many reasons that our products and product candidates may fail or not advance beyond clinical testing, including the possibility that:

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

We rely on third party clinical research organizations to manage our clinical trials. Under this business model, we have less control over the clinical trials and may experience delays or errors in our clinical trials that could adversely affect our business, financial results and commercial prospects.

To obtain regulatory approvals for new products, we must, among other things, initiate and successfully complete multiple clinical trials demonstrating to the satisfaction of the FDA that our product candidates are sufficiently safe and effective for a particular indication. We currently rely on third party clinical research organizations to assist us in designing, administering and assessing the results of those trials. In relying on those third parties, we are dependent upon them to timely and accurately perform their services. We have experienced, and in the future may experience, delays in our clinical trials. Any such delay will result in additional costs, and defer any prospective opportunities to monetize the product candidate. Product development costs to us and our potential collaborators will increase, and our business may be negatively impacted, if we experience delays in testing or approvals or if we need to perform more or larger clinical trials than planned, for reasons such as the following:

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

Significant delays may adversely affect our financial results and the commercial prospects for our product candidates and delay our ability to become profitable. If third party organizations do not accurately collect and assess the trial data we may discontinue development of viable product candidates or continue allocating resources to the development and marketing of product candidates that are not efficacious. Either outcome could result in significant financial harm to our company and damage to our reputation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

2.1	Agreement and Plan of Merger dated as of October 19, 2005 and effective as of October 20, 2005, by and among Aries Ventures Inc., Aries Acquisition Corporation and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.2	Certificate of Merger of Domestic Corporation as filed with the Delaware Secretary of State on October 20, 2005	Exhibit 2.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the commission on October 26, 2005

2.3	Agreement and Plan of Merger dated January 17, 2006, between Aries Ventures Inc. and Cardium Therapeutics, Inc.	Exhibit 2.4 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

2.4	Certificate of Merger, as filed with the Delaware Secretary of State on January 17, 2006	Exhibit 2.5 of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(i)	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3(ii)	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the Commission on January 18, 2006

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

4.1	Form of Warrant issued to employees and consultants of Innercool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the Commission on March 14, 2006

4.2	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006

4.3	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

4.4	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

4.5	Form of Warrant issued to purchasers in 2007 private financing	Exhibit 4.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the Commission on March 6, 2007

4.6	Form of Warrant issued to Oppenheimer & Co. Inc. as Placement Agent in 2007 private financing	Exhibit 4.7 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

4.7	Form of Warrant issued to purchasers in January 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the Commission on January 31, 2008

4.8	Form of Warrant issued to purchasers in June 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the Commission on June 30, 2008

4.9	Form of Warrant issued to Empire Asset Management Company in June 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated June 27, 2008, filed with the Commission on June 30, 2008

Exhibit Number	Description	Incorporated By Reference To

4.10	Form of Warrant issued to purchasers in July 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated July 18, 2008, filed with the Commission on July 21, 2008

4.11	Form of Warrant issued to Empire Asset Management Company in July 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated July 18, 2008, filed with the Commission on July 21, 2008

4.12	Form of Senior Secured Promissory Note issued to investors in the November 2008 debt financing	Exhibit 4.1 of our Current Report on Form 8-K dated November 5, 2008, filed with the Commission on November 13, 2008

4.13	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the November 2008 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated November 5, 2008, filed with the Commission on November 13, 2008

4.14	Convertible Promissory Note dated February 23, 2009 made by Cardium for the benefit of TRC Royalty Company, LLC in the principal amount of $500,000	Exhibit 4.1 of our Current Report on Form 8-K dated February 23, 2009, filed with the Commission on February 26, 2009

4.15	Form of Senior Subordinated Secured Promissory Note issued to investors in the February 2009 debt financing	Exhibit 4.1 of our Current Report on Form 8-K dated February 27, 2009, filed with the Commission on March 5, 2009

4.16	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the February 2009 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated February 27, 2009, filed with the Commission on March 5, 2009

4.17	Form of Promissory Note issued to investors in the June 2009 debt financing	Exhibit 4.1 of our Current Report on Form 8-K dated June 11, 2009, filed with the Commission on June 16, 2009

4.18	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the June 2009 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated June 11, 2009, filed with the Commission on June 16, 2009

4.19	Form of Common Stock Purchase Warrant issued to investors in the September 2009 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated September 14, 2009, filed with the Commission on September 15, 2009

4.20	Form of Common Stock Purchase Warrant issued to investors in the October 2009 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated October 15, 2009, filed with the Commission on October 15, 2009

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of Aries’ Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

Exhibit Number	Description	Incorporated By Reference To

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.11	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.12	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.13	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.14	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.15	Asset Purchase Agreement dated as of March 8, 2006, by and among Cardium Therapeutics, Inc., Innercool Therapies, Inc. (a Delaware corporation), and Innercool Therapies, Inc. (a California corporation) (without schedules)	Exhibit 10.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the Commission on March 14, 2006

10.18	Asset Purchase Agreement dated as of August 11, 2006, by and among Cardium Therapeutics, Inc., Cardium Biologics, Inc. (a Delaware corporation), and Tissue Repair Company (a Delaware corporation)	Exhibit 10.26 of our Current Report on Form 8-K dated August 11, 2006, filed with the Commission on August 15, 2006

10.19	Office Lease dated as of September 16, 2006 and commencing on January 20, 2007, by and between Cardium Therapeutics, Inc. and Jaguar Properties, L.L.C.	Exhibit 10.30 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.20	Michigan License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated July 13, 1995	Exhibit 10.33 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.21	Amendment to License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated August 10, 1995	Exhibit 10.34 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

Exhibit Number	Description	Incorporated By Reference To

10.22	Second Amendment to the Michigan License agreement between the Regents of the University of Michigan and Selective Genetics, Inc. dated February 1, 2004	Exhibit 10.35 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.23	Third Amendment to Michigan License Agreement between the Regents of the University of Michigan, and Tissue Repair Company, and Cardium Biologics Inc. dated August 10, 2006	Exhibit 10.36 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.24	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on May 15, 2007.

10.25	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.39 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on May 15, 2007.

10.26	Form of Warrant issued to Life Sciences Capital LLC	Exhibit 10.42 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 14, 2007

10.27	Office Lease by and between Paseo Del Mar CA LLC and Cardium Therapeutics, Inc., effective as of November 19, 2007	Exhibit 10.43 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 14, 2007

10.28	Form of Securities Purchase Agreement dated January 30, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the January 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the Commission on January 31, 2008

10.29	Form of Securities Purchase Agreement dated June 27, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the June 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the Commission on June 30, 2008

10.30	Form of Securities Purchase Agreement dated July 18, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the July 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated July 18, 2008, filed with the Commission on July 21, 2008

10.31	Form of Note and Warrant Purchase Agreement, dated as of November 5, 2008, by and among Cardium, Innercool Therapies, Inc., Tissue Repair Company and each investor in the November 2008 debt financing	Exhibit 10.1 of our Current Report on Form 8-K dated November 5, 2008, filed with the Commission on November 13, 2008

10.32	Security Agreement dated as of November 5, 2008, by and among Cardium, Innercool Therapies, Inc., Tissue Repair Company and Robert Marvin as collateral agent	Exhibit 10.2 of our Current Report on Form 8-K dated November 5, 2008, filed with the Commission on November 13, 2008

Exhibit Number	Description	Incorporated By Reference To

10.33	Form of Note and Warrant Purchase Agreement, dated as of February 27, 2009, by and among Cardium, Innercool Therapeis, Inc., Tissue Repair Company and each investor in the February 2009 debt financing	Exhibit 10.1 of our Current Report on Form 8-K dated February 27, 2009, filed with the Commission on March 5, 2009

10.34	Security Agreement dated as of February 27, 2009, by and among Cardium, Innercool Therapies, Inc., Tissue Repair Company and Dr. Robert Marshall as collateral agent	Exhibit 10.2 of our Current Report on Form 8-K dated February 27, 2009, filed with the Commission on March 5, 2009

10.35	Placement Agency Agreement dated February 27, 2009, by and among Cardium, Innercool Therapies, Inc., Tissue Repair Company and Empire Asset Management Company	Exhibit 10.3 of our Current Report on Form 8-K dated February 27, 2009, filed with the Commission on March 5, 2009

10.36	Asset Purchase Agreement dated July 10, 2009, by and among Innercool Therapies, Inc., Cardium Therapeutics, Inc., and Philips Electronics North America Corporation	Exhibit 10.1 of our Current Report on Form 8-K dated July 10, 2009, filed with the Commission on July 15, 2009.

10.37	Letter Agreement dated September 10, 2009, by and between Cardium and Dawson James Securities Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated September 14, 2009, filed with the Commission on September 15, 2009

10.38	Securities Purchase Agreement dated September 14, 2009, by and among Cardium and the investors named therein with respect to the September 2009 registered direct offering.	Exhibit 10.1 of our Current Report on Form 8-K dated September 14, 2009, filed with the Commission on September 15, 2009

10.39	First Amendment to Letter Agreement dated October 15, 2009, by and between Cardium and Dawson James Securities Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 15, 2009, filed with the Commission on October 15, 2009

10.40	Securities Purchase Agreement dated October 15, 2009, by and among Cardium and the investors named therein with respect to the October 2009 registered direct offering.	Exhibit 10.1 of our Current Report on Form 8-K dated October 15, 2009, filed with the Commission on October 15, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2009

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer

Mr. Mulroy is the principal financial officer of Cardium Therapeutics, Inc. and has been duly authorized to sign on its behalf.