Form 10-Q
period 2010-03-31
Cardium Therapeutics, Inc.
filed 2010-05-10
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Yes  ☐    No  ☐

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

☐  Yes    ☒  No

As of May 6, 2010 77,852,154 shares of Cardium’s common stock were outstanding.

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission ("SEC").

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$11,815,647	$3,363,665
Accounts receivable	—	115,138
Prepaid expenses and other current assets	44,603	40,384
Restricted cash	1,125,000	562,500

Total current assets	12,985,250	4,081,687
Restricted cash	300,000	862,500
Property and equipment, net	322,218	351,539
Deposits and other long term assets	179,938	179,938

Total assets	$13,787,406	$5,475,664

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$1,575,534	$2,300,786
Accrued liabilities	348,754	336,457
Derivative liabilities—fair value of warrants	4,365,512	4,802,882

Current liabilities	6,289,800	7,440,125
Deferred rent	187,556	190,114

Total liabilities	6,477,356	7,630,239

Commitments and contingencies
Stockholders’ equity (deficiency):
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 77,852,154 at March 31, 2010 and 55,182,174 at December 31, 2009	7,785	5,518
Additional paid-in capital	84,567,713	74,065,539
Deficit accumulated during development stage	(77,265,448)	(76,225,632)

Total stockholders’ equity (deficiency)	7,310,050	(2,154,575)

Total liabilities and stockholders’ equity (deficiency)	$13,787,406	$5,475,664

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from December 22, 2003 (Inception) to March 31, 2010
	2010	2009
Revenues
Grant revenues	$—	$18,636	$1,378,681

Operating expenses
Research and development	519,962	1,244,160	36,998,272
General and administrative	960,625	1,287,724	28,872,174

Total operating expenses	1,480,587	2,531,884	65,870,446

Loss from operations	(1,480,587)	(2,513,248)	(64,491,765)

Change in fair value of derivative liabilities	437,370	(9,656,629)	8,956,867
Interest income	4,832	4,791	1,536,999
Interest (expense)	(1,431)	(1,578,090)	(7,114,932)

Net loss from continuing operations	$(1,039,816)	$(13,743,176)	$(61,112,831)
Net loss from discontinued operations	$—	$(993,701)	$(22,561,220)
Gain on sale of business unit	—	—	6,408,603

Net loss	$(1,039,816)	$(14,736,877)	$(77,265,448)

Net loss per common share – basic and diluted
Net loss from continuing operations	$(0.02)	$(0.29)
Net loss from discontinued operations	$—	$(0.02)

Net loss	$(0.02)	$(0.31)
Weighted average common shares outstanding – basic and diluted	59,968,059	46,930,439

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Balance—January 1, 2010	55,182,174	$5,518	$74,065,539	$(76,225,632)	$(2,154,575)
Stock option compensation expense	—	—	120,479	—	120,479
Sale of common stock, net of issuance costs	22,669,980	2,267	10,381,695	—	10,383,962
Net Loss	—	—	—	(1,039,816)	(1,039,816)

Balance—March 31, 2010	77,852,154	$7,785	$84,567,713	$(77,265,448)	$7,310,050

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,		December 22, 2003 (Inception) To March 31, 2010
	2010	2009
Cash Flows From Operating Activities
Net loss	$(1,039,816)	$(14,736,877)	$(77,265,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	—	—	(6,408,603)
Loss on abandonment of leaseholds	—	—	135,344
Depreciation	40,229	180,768	1,770,760
Amortization—intangibles	—	197,414	2,696,193
Amortization—debt discount	—	1,113,052	5,291,019
Amortization—deferred financing costs	—	198,564	925,859
Provision for obsolete inventory	—	—	200,000
Change in fair value of warrants	(437,370)	9,656,629	(8,956,867)
Common stock and warrants issued for services and reimbursement of expenses	—	37,926	203,882
Stock based compensation expense	120,479	250,013	6,977,057
In-process purchased technology	—	—	2,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	115,138	17,237	78,988
Inventories	—	82,616	(1,806,159)
Prepaid expenses and other assets	(4,219)	(10,955)	(157,193)
Deposits	—	(47,500)	(193,380)
Accounts payable	(725,252)	(213,808)	2,712,256
Accrued liabilities	12,297	418,252	(334,364)
Deferred rent	(2,558)	2,474	187,556

Net cash used in operating activities	(1,921,072)	(2,854,195)	(71,915,571)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	—	—	(1,500,000)
Purchases of property and equipment	(10,908)	—	(2,770,643)

Net cash used in investing activities	(10,908)	—	(4,270,643)

Cash Flows From Financing Activities
Proceeds from officer loan	—	—	62,882
Cash acquired in Aries merger and InnerCool acquisition	—	—	1,551,800
Restricted cash – collateral for letter of credit	—	—	(300,000)
Restricted cash – proceeds placed in escrow from sale of discontinued operation	—	—	(1,125,000)
Proceeds from the exercise of warrants, net	—	—	1,258,448
Proceeds from debt financing agreement, net of deferred financing costs of $871,833	—	—	14,378,167
Proceeds from the sale of business unit	—	—	11,250,000
Repayment of debt	—	—	(15,750,000)
Proceeds from the sale of common stock, net of issuance cost	10,383,962	3,178,268	76,675,564

Net cash provided by financing activities	10,383,962	3,178,268	88,001,861

Net increase in cash	8,451,982	324,073	11,815,647
Cash and cash equivalents at beginning of period	3,363,665	1,102,894	—

Cash and cash equivalents at end of period	$11,815,647	$1,426,967	$11,815,647

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,431	$205,963	$1,381,727
Cash paid for income taxes	$—	$—	$22,162
Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock issued for repayment of loans	$—	$—	$62,882
Common stock and warrants issued for services and reimbursement of expenses	$—	$37,926	$203,882
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$—	$—	$5,824,000
Warrants issued with debt	$—	$713,886	$15,861,172
Reclassification of derivative liabilities with expired price protection provisions	$—	$315,680	$(2,538,793)
Issuance of note for accrued milestone payment	$—	$—	$500,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

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

On July 24, 2009, we closed a transaction for the sale of our InnerCool Therapies business to Philips Electronics North America Corporation (“Philips”) for $11.25 million, of which $1,125,000 is held in escrow as security for certain indemnification obligations, as well as the transfer of approximately $1.5 million in trade payables (the “Philips Transaction”). The operations of InnerCool are presented as a discontinued operation in our condensed consolidated statements of operations. After the closing, the name of InnerCool Therapies, Inc. was changed to Post-Hypothermia Corporation.

We are a development stage company. We have yet to generate positive cash flows from operations, and are essentially dependent on debt and equity funding to finance our operations.

Liquidity and Going Concern

As of March 31, 2010 we had $11,815,647 in cash and cash equivalents and $1,125,000 in restricted cash. Our working capital was $11,060,962 at March 31, 2010 (excluding $4,365,512 of non cash derivative liabilities for warrants from the calculation).

Net cash used in operating activities was $1,921,072 for the three months ended March 31, 2010 compared to $2,854,195 for the same period last year. The decrease in net cash used in operating activities for the three months ended March 31, 2010 when compared to the same period last year was a result of the decrease in company wide spending, the sale of our InnerCool business unit in July 2009 and the completion of the MATRIX clinical study during the fourth quarter of 2009.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sales of our common stock and our debt financing. On March 12, 2010, we completed a registered direct offering of 2,266,998 units, which were sold to institutional and retail investors, at a price of $5.00 per unit. Each unit consisted of 10 shares of common stock and a warrant to purchase 5 shares of common stock. The common stock purchase warrants are exercisable at an exercise price of $0.64 per share, at any time after six months from the date of closing and have a term of exercise equal to five years from the initial exercise date. In the aggregate 22,669,980 shares of common stock and warrants to purchase an additional 11,334,990 shares were issued in the offering. The offering resulted in gross proceeds to the Company of $11.3 million, and net proceeds of approximately $10.4 million after payment of offering fees and expenses.

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to March 31, 2010, net cash used in operating activities has been $71,915,571, net cash provided by financing activities was $88,001,861, and net cash used in investing activities has been $4,270,643.

Our primary source of capital is the cash that we generate from the sale of debt or equity securities. We do not currently have any line of credit or other sources of capital available to us.

We have generated significant losses from operation to date and anticipate that the negative cash flow from operations will continue for 2010. We expect that our existing capital will support our operations for at least the next twelve months, during which time we hope to complete a strategic licensing agreement or secure the approval and future sales of the Excellagen product family and/or another corporate transaction.

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

Our history of recurring losses and uncertainties as to whether our operations might become profitable raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2. Basis of Presentation and Summary of Certain Significant Accounting Policies

Basis of Presentation

Our principal activities are expected to focus on the commercialization of our licensed technologies, other technologies and the expansion of our existing product candidates. The accompanying condensed consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Accounting and Reporting by Development Stage Enterprises.”

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The condensed consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accompanying condensed consolidated financial statements and these notes should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2009 Annual Report unless otherwise noted below.

Earnings Per Common Share

We compute earnings per share, or loss per share, in accordance with ASC Topic 260, “Earnings Per Share.” ASC Topic 260 requires dual presentation of basic and diluted earnings per share.

Basic income or loss per common share for continuing operations and discontinued operations is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2010 and 2009, due to the loss we incurred during such periods as their inclusion would have been anti-dilutive.

Potentially dilutive securities not included in diluted loss per common share for continuing operations and discontinued operations consisted of outstanding stock options and warrants to acquire 42,893,622 shares as of March 31, 2010 and 23,975,060 shares as of March 31, 2009.

Stock-Based Compensation

In accordance with ASC Topic 718 stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated as follows to research and development and general and administrative expenses as follows:

	For the Three Months Ended March 31,
	2010	2009
Research and development	$42,648	$135,757
General and administrative	77,831	114,256

Total stock-based compensation	$120,479	$250,013

As of March 31, 2010 we had $740,689 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period April 2010 through May 2013.

Income Taxes

In accordance with ASC Topic 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be reclassified as interest expense, net. Penalties if incurred would be recognized as a component of general and administrative expense.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2006.

As of December 31, 2009 and for the three months ended March 31, 2010, no liability for unrecognized tax benefits was required to be recorded. We do not expect our unrecognized tax benefit position to change during the next 12 months.

As of December 31, 2009 and March 31, 2010, we recognized deferred tax assets of $29.3 million and $29.9 million, respectively which are primarily comprised of net operating loss carryovers. As of December 31, 2009 and for the three months ended March 31, 2010 we had net operating loss carryovers of $71.4 million and $72.8 million, respectively. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2023 for federal purposes and in 2013 for state income tax purposes.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. We consider projected future taxable income and tax planning strategies in making its assessment. At present, we do not have a sufficient history of income to conclude that it is more-likely-than-not that we will be able to realize all of our tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should we become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 3. Disposal of Long-lived Assets

In accordance with the provisions of ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of our InnerCool business segment is presented as a discontinued operation in the accompanying condensed consolidated financial statements.

The following results of operations of InnerCool Therapies, Inc. are presented as a loss from a discontinued operation in the condensed consolidated statements of operations:

	Three Months Ended March 31, 2009	Period from December 22, 2003 (Inception) to March 31, 2010
Revenues
Product sales	$349,777	$4,620,076
Cost of goods sold	206,594	4,313,998

Gross profit	143,183	306,078
Operating expenses
Research and development	182,568	5,965,833
Selling, general and administrative	737,311	13,681,733
Amortization—intangibles	197,414	2,696,193

Total operating expenses	1,117,293	22,343,759

Loss from operation	(974,110)	(22,037,681)

Interest, net	(19,591)	(523,539)

Net loss from discontinued operation	$(993,701)	$(22,561,220)

Note 4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Computer and telecommunication equipment	$476,117	$466,329
Machinery and equipment	31,779	31,779
Office equipment	53,050	53,050
Instrumentation	115,421	115,421
Office furniture and equipment	474,772	473,652
Leasehold improvements	152,774	152,774

	1,303,913	1,293,005
Accumulated depreciation and amortization	(981,695)	(941,466)

Property and equipment, net	$322,218	$351,539

Depreciation and amortization of property and equipment for continuing operations totaled $40,229 for the three months ended March 31, 2010, and $81,340 for the three months ended March 31, 2009. Depreciation and amortization of property and equipment totaled $1,025,775 for the period from December 22, 2003 (date of inception) through March 31, 2010.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2010	December 31, 2009
Accrued expenses - other	40,492	24,608
Accrued payroll and benefits	308,262	311,849

Total	$348,754	$336,457

Note 6. Derivative Liabilities

The adoption of ASC Topic 815 affected the accounting for warrants and convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Down-round provisions reduce the exercise price or increase the number of shares underlying the common stock equivalents or issues new equity or equity linked securities at prices or with exercise prices that are more favorable than the security that features price protection. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements.

	Number of Warrants (in shares)	Fair Value
Balance outstanding, January 1, 2010	13,993,184	$4,802,882
Warrants issued	—	—
Warrants expired or cancelled	—	—
Fair value adjustment	2,838,777	(437,370)

Balance outstanding, March 31, 2010	16,831,961	$4,365,512

We had 13,993,184 warrants outstanding that contain anti-dilution price protection as of January 1, 2010. The aggregate fair value at such date of all such warrants amounted to $4,802,882. We calculated the fair value of these warrants using the Black-Scholes Option Pricing Model with the following weighted average assumptions: exercise price $1.30, closing price of common stock $0.68, risk free interest rate of 1.27%, dividend yield of 0%, volatility of 98% and a remaining contractual term of 3.36 years.

During the three months ended March 31, 2010 we issued 2,838,777 additional warrants when price protection provisions were triggered on March 12, 2010. As a result, we had 16,831,961 warrants outstanding that contain anti-dilution price protection as of March 31, 2010. The aggregate fair value at such date of all such warrants amounted to $4,365,512. We calculated the fair value of these warrants using the Black-Scholes Option Pricing Model with the following weighted average assumptions: exercise price $0.56, closing price of common stock $0.44, risk free interest rate of 1.40%, dividend yield of 0%, volatility of 98% and a remaining contractual term of 3.21 years. We recorded a gain of $437,730 and is shown as change in fair value of derivative liabilities in our condensed consolidated statement of operations during the three months ended March 31, 2010. Additionally we recorded a decrease of $437,730 in the derivative liability to fair value as of March 31, 2010.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Assets	Level 1	Level 2	Level 3	March 31, 2010
None	$—	$—	$—	$—

Liabilities	Level 1	Level 2	Level 3	March 31, 2010
Fair value of common stock warrants (derivative liabilities)	$—	$—	$4,365,512	$4,365,512

Total	$—	$—	$4,365,512	$4,365,512

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$4,802,882	$—	$—	$4,802,882

Note 7. Stockholders’ Equity (Deficiency)

Common Stock

On March 12, 2010, we completed a registered direct offering of 2,266,998 units, which were sold to institutional and retail investors, at a price of $5.00 per unit. The offering resulted in gross proceeds to the Company of $11.3 million and net proceeds of approximately $10.4 million after payment of offering fees and expenses. Each unit consisted of 10 shares of common stock and a warrant to purchase 5 shares of common stock. In the aggregate 22,669,980 shares of common stock and warrants to purchase an additional 11,334,990 shares were issued in the offering. Dawson James received placement agent fees of $793,449 and a warrant to purchase an aggregate of 1,133,499 shares of common stock, exercisable at $0.64 per share.

Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the three months ended March 31, 2010:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2010	4,025,000	$1.67	5.6
Granted	—	—	—
Exercised	—	—	—
Expired (vested)	—	—	—
Cancelled (unvested)	—	—	—

Balance outstanding, March 31, 2010	4,025,000	$1.67	5.3

Exercisable, March 31, 2010	2,726,339	2.00	5.1

Unvested, March 31, 2010	1,298,661	0.98	5.8

Warrants

In connection with the March 12, 2010, registered direct offering of 2,266,998 units, we sold an aggregate of 11,334,990 common stock purchase warrants. The common stock purchase warrants are exercisable at an exercise price of $0.64 per share, at any time after six months from the date of closing and have a term of exercise equal to five years from the initial exercise date. Dawson James Securities, Inc. acted as exclusive placement agent for the offering. Dawson James received placement agent fees of $793,449 and a warrant to purchase an aggregate of 1,133,499 shares of common stock, exercisable at $0.64 per share. The placement agent warrants expire on December 19, 2012.

Just prior to the sale we had 13,706,202 warrants outstanding with price protection provisions. The exercise price of the warrants was reduced to $0.50 per share (with the exception of 1,660,500 warrants issued to officers of the company that were reduced to $0.90 per share) as a result of this offering. As a result of the price reductions an additional 2,838,777 warrants were issued.

The following table summarizes warrant activity for the three months ended March 31 2010:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2010	23,561,356	$1.52	4.0
Warrants issued	15,307,266	0.61	5.2
Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, March 31, 2010	38,868,622	$0.95	4.3

Warrants exercisable at March 31, 2010	23,169,364	$1.04	3.4

The table above does not include warrants issued to employees and consultants described and included under “Option Activity” above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended March 31, 2010. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2009 Annual Report and other reports and documents we file with the United States Securities and Exchange Commission (SEC). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

During 2009, we (i) completed the sale of InnerCool Therapies to Royal Philips Electronics, (ii) completed Tissue Repair Company’s Matrix 2b clinical trial, (iii) submitted an FDA 510(k) application for the use of ExcellagenTM in the potential treatment of diabetic and other chronic wounds, and (iv) announced the Company’s new Orthobiologics initiative, designed to build on and extend the underlying technology developed by the Tissue Repair Company to hard tissue application such as bone.

Following the sale of our InnerCool Therapies business, we do not currently have any products available for sale or use. Because of the limited nature of our revenues and the high costs we must incur to develop our product candidates, we have yet to generate positive cash flows or income from operations and do not anticipate doing so in the foreseeable future. As a result, we are currently dependent on debt and equity funding to finance our operations. During the second half of 2009 we raised net proceeds of $9.7 million from the sale of common stock and warrants in two registered direct offerings. In the first quarter of 2010, we raised additional net proceeds of approximately $10.4 from an additional registered direct offering of common stock and warrants.

More detailed information about our products, product candidates, our intended efforts to develop our products and our business strategy is included in our 2009 Annual Report.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this report have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies such as derivative liabilities and stock option compensation expense that are calculated using the Black-Scholes Option Model that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. If we were to undervalue of derivative liabilities or stock option compensation expense we would understate the expense recognized in our condensed consolidated statements of operation. Conversely if we were to overvalue or derivative liabilities and stock option compensation expenses we would overstate the expense recognized in our condensed consolidated statements of operations.

Our significant accounting policies are described under Item 7 of our 2009 Annual Report and in the notes to the condensed consolidated financial statements included in this report.

Results of Operations

Three months ended March 31, 2010 compared to March 31, 2009.

There were no grant revenues for the three months ended March 31, 2010, compared to $18,636 for the three months ended March 31, 2009. The grant under which we were generating revenues concluded in November 30, 2009.

Research and development expenses for the three months ended March 31, 2010 were $519,961 compared to $1,244,160 for the same three month period last year. The decrease of $724,199 was primarily due to (i) a reduction in expenses related to our Excellarate product candidate following the completion of its Phase 2b clinical trial which ended in late 2009, (ii) reductions in Generx (AWARE) Phase 3 clinical trial costs, and (iii) reductions in stock option compensation expense.

General and administrative expenses for the three months ended March 31, 2010 were $960,625 compared to $1,287,724 for the three months ended March 31, 2009. The decrease of $327,099 for the three month period was primarily due to decreases in professional fees and stock option compensation expense.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended March 31, 2010 was $4,832 compared to $4,791 for the same three month period last year. Interest expense for the three months ended March 31, 2010 was $1,431 and $1,578,090 at March 31, 2009. The decrease in interest expenses is as a result of the November 2008 and March 2009 debt financings that we paid off in late 2009.

Liquidity and Capital Resources

Liquidity

As of March 31, 2010 we had $11,815,647 in cash and cash equivalents and $1,125,000 in restricted cash. Our working capital was $11,060,962 at March 31, 2010 (excluding $4,365,512 of non cash derivative liabilities for warrants from the calculation).

Net cash used in operating activities was $1,921,072 for the three months ended march 31, 2010 compared to $2,854,195 for the same period last year. The decrease in net cash used in operating activities was due primarily to the reductions in clinical trial costs and professional fees. Also operating activities from our discontinued operation were included in the three months ended March 31, 2009. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to March 31, 2010, net cash used in operating activities has been $71,915,571.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sales of our common stock and our debt financing. On March 12, 2010, we completed a registered direct offering of 2,266,998 units, which were sold to institutional and retail investors, at a price of $5.00 per unit. Each unit consisted of 10 shares of common stock and a warrant to purchase 5 shares of common stock. The common stock purchase warrants are exercisable at an exercise price of $0.64 per share, at any time after six months from the date of closing and have a term of exercise equal to five years from the initial exercise date. In the aggregate 22,669,980 shares of common stock and warrants to purchase an additional 11,334,990 shares were issued in the offering. The offering resulted in gross proceeds to the Company of $11.3 million, and net proceeds of approximately $10.4 million after deducting offering fees and expenses. For the three months ended March 31, 2010, net cash provided by financing activities was $10,383,962 from our March 12, 2010 sale of equity securities. Net cash provided by financing activities was $3,178,268 for the three months ended March 31, 2009 and $88,001,861 for the period December 22, 2003 (inception) to March 31, 2010, and was primarily derived from proceeds we received from the sale of our common stock, net of issuance costs

Capital Resources

Our primary source of capital is the cash that we generate from the sale of debt or equity securities. We do not currently have any line of credit or other sources of capital available to us.

We have generated significant losses from operation to date and anticipate that the negative cash flow from operations will continue for 2010. We expect that our exiting capital will support our operations for at least the next twelve months, during which time we hope to complete a strategic licensing agreement or secure the approval and future sales of the Excellagen product family and/or another corporate transaction.

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

Our history of recurring losses and uncertainties as to whether our operations might become profitable raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any significant off-balance sheet arrangements.

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

We maintain certain disclosure controls and procedures. They are designed to help ensure that material information is: (i) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (ii) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

A number of risk factors that could materially affect our business, product candidates, financial condition and results of operations are disclosed and described in our 2009 Annual Report. You should carefully consider the risks described under Item 1A of our 2009 Annual Report, as well as the other information in our 2009 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended March 31, 2010, we did not sell any unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

None

ITEM 5.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

4.1	Form of Warrant Agreement between Cardium Therapeutics, Inc. and Computershare Trust Company, NA.	Exhibit 4.1 of our Current Report on Form 8-K, filed with the Commission on March 15, 2010

10.38	Placement Agent Agreement dated February 16, 2010, by and between Cardium Therapeutics, Inc. and Dawson James Securities, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated February 16, 2010, filed with the Commission on February 18, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2010

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer