Form 10-Q
period 2010-06-30
Cardium Therapeutics, Inc.
filed 2010-08-09
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

☐  Yes    ☒  No

As of August 6, 2010 77,852,154 shares of the registrant’s common stock were outstanding.

Unless the context requires otherwise, all references in this report to the “Company,” “Cardium,” “we,” “our,” and “us” refer to Cardium Therapeutics, Inc. and, as applicable, Post-Hypothermia Corporation (formerly, InnerCool Therapies, Inc.) and Tissue Repair Company, each a wholly-owned subsidiary of Cardium.

Special Note about Forward-Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “hope,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report are based upon, among other things, the Company’s assumptions with respect to:

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part II and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$9,925,704	$3,363,665
Restricted cash	1,225,000	562,500
Accounts receivable	—	115,138
Prepaid expenses and other current assets	104,438	40,384

Total current assets	11,255,142	4,081,687
Restricted cash	200,000	862,500
Property and equipment, net	299,747	351,539
Deposits and other long term assets	179,938	179,938

Total assets	$11,934,827	$5,475,664

Liabilities and Stockholders’ Equity (deficiency)
Current liabilities:
Accounts payable	$1,006,508	$2,300,786
Accrued liabilities	909,115	336,457
Derivative liabilities—fair value of warrants	2,258,987	4,802,882

Current liabilities	4,174,610	7,440,125
Deferred rent	179,965	190,114

Total liabilities	4,354,575	7,630,239

Commitments and contingencies
Stockholders’ equity (deficiency):
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 77,852,154 at June 30, 2010 and 55,182,174 at December 31, 2009	7,785	5,518
Additional paid-in capital	85,528,239	74,065,539
Deficit accumulated during development stage	(77,955,772)	(76,225,632)

Total stockholders’ equity (deficiency)	7,580,252	(2,154,575)

Total liabilities and stockholders’ equity (deficiency)	$11,934,827	$5,475,664

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2010
	2010	2009	2010	2009
Revenues
Grant revenues	$—	$6,996	$—	$25,632	$1,378,681

Operating expenses
Research and development	613,199	1,107,147	1,133,161	2,351,307	37,611,471
General and administrative	1,358,870	1,222,417	2,319,495	2,510,141	30,231,044

Total operating expenses	1,972,069	2,329,564	3,452,656	4,861,448	67,842,515

Loss from operations	(1,972,069)	(2,322,568)	(3,452,656)	(4,835,816)	(66,463,834)

Change in fair value of derivative liabilities	1,269,610	(4,817,552)	1,706,980	(14,474,181)	10,226,477
Interest income	12,878	1,982	17,710	6,773	1,549,877
Interest (expense)	(743)	(2,972,025)	(2,174)	(4,550,115)	(7,115,675)

Net loss from continuing operations	$(690,324)	$(10,110,163)	$(1,730,140)	$(23,853,339)	$(61,803,155)
Net loss from discontinued operations	—	$(1,032,511)	—	$(2,026,212)	$(22,561,220)
Gain on sale of business unit					6,408,603

Net loss	$(690,324)	$(11,142,674)	$(1,730,140)	$(25,879,551)	$(77,955,772)

Basic and diluted net loss per common share
Net loss from continuing operations	$(0.01)	$(0.22)	$(0.03)	$(0.51)
Net loss from discontinued operations	$(0.00)	$(0.02)	$(0.00)	$(0.04)
Net loss	$(0.01)	$(0.24)	$(0.03)	$(0.55)
Weighted average common shares outstanding – basic and diluted	77,852,154	46,931,134	68,959,510	46,930,788

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount
Balance—January 1, 2010	55,182,174	$5,518	$74,065,539	$(76,225,632)	$(2,154,575)
Stock option compensation expense	—	—	234,792	—	234,792
Reclassification of derivative liabilities that no longer contain price protection provisions	—	—	836,915	—	836,915
Sale of common stock, net of issuance costs	22,669,980	2,267	10,390,993	—	10,393,260
Net Loss	—	—	—	(1,730,140)	(1,730,140)

Balance—June 30, 2010	77,852,154	$7,785	$85,528,239	$(77,955,772)	$7,580,252

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,		December 22, 2003 (Inception) To June 30, 2010
	2010	2009
Cash Flows From Operating Activities
Net loss	$(1,730,140)	$(25,879,551)	$(77,955,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	—	—	(6,408,603)
Loss on abandonment of leaseholds	—	—	135,344
Depreciation	82,255	356,967	1,812,786
Amortization—intangibles	—	394,828	2,696,193
Amortization—debt discount	—	3,257,859	5,291,019
Amortization—deferred financing costs	—	559,541	925,859
Provision for obsolete inventory	—	—	200,000
Change in fair value of warrants	(1,706,980)	14,474,181	(10,226,477)
Common stock and warrants issued for services and reimbursement of expenses	—	—	203,882
Stock based compensation expense	234,792	370,621	7,091,370
In-process purchased technology	—	—	2,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	115,138	126,120	78,988
Inventories	—	239,836	(1,806,159)
Prepaid expenses and other assets	(64,054)	(22,806)	(217,028)
Deposits	—	(47,500)	(193,380)
Accounts payable	(1,294,278)	525,671	2,143,230
Accrued liabilities	572,658	1,448,317	225,997
Deferred rent	(10,149)	(84)	179,965

Net cash used in operating activities	(3,800,758)	(4,196,000)	(73,795,257)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	—	—	(1,500,000)
Purchases of property and equipment	(30,463)	—	(2,790,198)

Net cash used in investing activities	(30,463)	—	(4,290,198)

Cash Flows From Financing Activities
Proceeds from officer loan	—	—	62,882
Cash acquired in Aries merger and InnerCool acquisition	—	—	1,551,800
Restricted cash – collateral for letter of credit	—	—	(300,000)
Restricted cash – proceeds placed in escrow from sale of discontinued operation	—	—	(1,125,000)
Proceeds from the exercise of warrants, net	—	(4)	1,258,448
Proceeds from debt financing agreement, net of deferred financing costs of $871,833	—	3,966,194	14,378,167
Proceeds from the sale of business unit	—	—	11,250,000
Repayment of debt	—	(100,000)	(15,750,000)
Proceeds from the sale of common stock, net of issuance cost	10,393,260	—	76,684,862

Net cash provided by financing activities	10,393,260	3,866,190	88,011,159

Net increase in cash	6,562,039	(329,810)	9,925,704
Cash and cash equivalents at beginning of period	3,363,665	1,102,894	—

Cash and cash equivalents at end of period	$9,925,704	$773,084	$9,925,704

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,170	$359,285	$1,382,470
Cash paid for income taxes	$2,400	$—	$24,562
Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock issued for repayment of loans	$—	$—	$62,882
Common stock and warrants issued for services and reimbursement of expenses	$—	$—	$203,882
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$—	$—	$5,824,000
Warrants issued with debt	$—	$1,363,380	$15,861,172
Reclassification of derivative liabilities with expired price protection provisions	$(836,915)	$(315,680)	$(3,375,708)
Issuance of note for accrued milestone payment	$—	$—	$500,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Liquidity

Organization

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was incorporated in Delaware in December 2003. Our business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and definable pathways to commercialization, partnering or other monetization following the achievement of corresponding development objectives. In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group (now part of Bayer AG) for potential use in treating ischemic and other cardiovascular conditions. In March 2006, we acquired the technologies and products of InnerCool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia, or patient temperature modulation, whose systems and products are designed to rapidly and controllably cool the body to reduce cell death and damage following acute ischemic events such as cardiac arrest and stroke, and to potentially lessen or prevent associated injuries such as adverse neurologic outcomes. In August 2006, we acquired rights to assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose product candidate, ExcellarateTM is initially being developed as a single administration for the treatment of non-healing, neuropathic diabetic foot ulcers. InnerCool Therapies and Tissue Repair Company are each operated as a wholly-owned subsidiary of Cardium.

On July 24, 2009, we closed a transaction for the sale of all of the assets and liabilities of our InnerCool Therapies business to Philips Electronics North America Corporation (“Philips”) for $11.25 million, of which $1,125,000 is held in escrow as security for certain indemnification obligations, as well as the transfer of approximately $1.5 million in trade payables (the “Philips Transaction”). The operations of InnerCool are presented as a discontinued operation in our condensed consolidated statements of operations. After the closing, the name of InnerCool Therapies, Inc. was changed to Post-Hypothermia Corporation.

We are a development stage company. We have yet to generate positive cash flows from operations, and are essentially dependent on debt and equity funding to finance our operations.

Liquidity and Going Concern

As of June 30, 2010 we had $9,925,704 in cash and cash equivalents and $1,425,000 in restricted cash. Our working capital at June 30, 2010 was $9,339,519 (excluding $2,258,987 for the fair value of derivative liabilities).

Net cash used in operating activities was $3,800,758 for the six months ended June 30, 2010 compared to $4,196,000 for the same period last year. The decrease in net cash used in operating activities for the six months ended June 30, 2010 when compared to the same period last year was a result of the decrease in company wide spending, the sale of all the assets of our InnerCool business in July 2009 and the completion of the MATRIX clinical study during the fourth quarter of 2009.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sales of our debt and equity securities. On March 12, 2010, we completed a registered direct offering of 2,266,998 units, which were sold to institutional and retail investors, at a price of $5.00 per unit. Each unit consisted of 10 shares of common stock and a warrant to purchase 5 shares of common stock. The warrants are exercisable at an exercise price of $0.64 per share, at any time after six months from the date of closing and have a term of exercise equal to five years from the date the warrants are initially exercisable. In the aggregate 22,669,980 shares of common stock and warrants to purchase an additional 11,334,990 shares of common stock were issued in the offering. The offering resulted in gross proceeds to us of $11.3 million, and net proceeds of approximately $10.4 million after payment of offering fees and expenses.

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to June 30, 2010, net cash used in operating activities has been $73,795,257, net cash provided by financing activities was $88,011,159, and net cash used in investing activities has been $4,290,198.

Our primary source of capital has been the cash that we generated from the sale of debt or equity securities. We do not currently have any line of credit or other sources of capital available to us.

We have incurred significant losses from operations to date and anticipate that the negative cash flow from operations will continue for 2010. We expect that our existing capital will support our operations for at least the next twelve months, during which time we hope to complete a strategic licensing agreement or secure the approval and future sales of the Excellagen product family and/or another corporate transaction.

On August 9, 2010 we filed a Form S-3 Registration Statement putting in place a universal shelf registration statement covering up to $50 million of any combination of common stock, preferred stock, debt securities, warrants, or units we may offer from time to time in the future. Specific terms of the offering will be provided in one or more supplements to the prospectus. This registration statement is intended to allow us to capitalize on strategic opportunities that may arise; we do not have any current commitments for shares to be registered under the registration statement. The registration statement has a three year life and replaces an existing universal shelf registration statement scheduled to expire later in the year.

If we fail to enter into a strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of additional debt or equity securities. No arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The condensed consolidated results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Basic income or loss per common share for continuing operations and discontinued operations is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three and six month periods ended June 30, 2010 and 2009, due to the losses we incurred during such periods as their inclusion would have been anti-dilutive.

Potentially dilutive securities not included in diluted loss per common share for continuing operations and discontinued operations consisted of outstanding stock options and warrants to acquire 42,729,005 shares as of June 30, 2010 and 23,717,953 shares as of June 30, 2009.

Stock-Based Compensation

In accordance with ASC Topic 718 “Compensation-Stock Compensation,” stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended June 30,
	2010	2009
Research and development	$42,825	$55,118
General and administrative	71,488	65,490

Total	$114,313	$120,608

	For the Six Months Ended June 30,
	2010	2009
Research and development	$85,473	$169,374
General and administrative	149,319	201,247

Total	$234,792	$370,621

As of June 30, 2010 we had $626,794 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period July 2010 through May 2013.

Income Taxes

In accordance with ASC Topic 740 “Income Taxes” interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be reclassified as interest expense, net. Penalties if incurred would be recognized as a component of general and administrative expense.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2006.

As of December 31, 2009 and for the six months ended June 30, 2010, no liability for unrecognized tax benefits was required to be recorded. We do not expect our unrecognized tax benefit position to change during the next 12 months.

As of December 31, 2009 and June 30, 2010, we recognized deferred tax assets of $29.3 million and $30.6 million, respectively which are primarily comprised of net operating loss carryovers. As of December 31, 2009 and for the six months ended June 30, 2010 we had net operating loss carryovers of $71.4 million and $75 million, respectively. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2023 for federal income tax purposes and in 2013 for state income tax purposes.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. We consider projected future taxable income and tax planning strategies in making this assessment. At present, we do not have a sufficient history of income to conclude that it is more-likely-than-not that we will realize the benefits of our deferred tax assets and therefore we have recorded a valuation allowance for the full amount of our deferred tax assets.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reduction of any portion or all of the valuation allowance. Should we become profitable in future periods with supportable trends, the valuation allowance will be recalculated accordingly.

Note 3. Disposal of Long-lived Assets

In accordance with the provisions of ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of all of the assets and liabilities of our InnerCool Therapies business segment is presented as a discontinued operation in the accompanying condensed consolidated financial statements.

The following results of operations of InnerCool Therapies are presented as a loss from a discontinued operation in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2010
	2010	2009	2010	2009
Revenues
Product sales	$—	$370,293	$—	$720,070	$4,620,076
Cost of goods sold	—	322,085	—	528,679	4,313,998

Gross profit	—	48,208	—	191,391	306,078
Operating expenses
Research and development	—	107,173	—	289,741	5,965,833
Selling, general and administrative	—	776,132	—	1,513,443	13,681,733
Amortization—intangibles	—	197,414	—	394,828	2,696,193

Total operating expenses	—	1,080,719	—	2,198,012	22,343,759

Loss from operations	—	(1,032,511)	—	(2,006,621)	(22,067,681)

Interest, net	—	—	—	(19,591)	(523,539)

Net loss from discontinued operations	$—	(1,032,511)	$—	$(2,026,212)	$(22,561,220)

Note 4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Computer and telecommunication equipment	$495,672	$466,329
Machinery and equipment	31,779	31,779
Office equipment	53,050	53,050
Instrumentation	115,421	115,421
Office furniture and equipment	474,772	473,652
Leasehold improvements	152,774	152,774

	1,323,468	1,293,005
Accumulated depreciation and amortization	(1,023,721)	(941,466)

Property and equipment, net	$299,747	$351,539

Depreciation and amortization of property and equipment for continuing operations totaled $42,026 for the three months ended June 30, 2010 and $82,255 for the six months ended June 30, 2010. For the three months ended June 30, 2009, depreciation and amortization of property and equipment totaled $81,340 and for the six months ended June 30, 2009 totaled $356,967. Depreciation and amortization of property and equipment totaled $1,812,786 for the period from December 22, 2003 (date of inception) through June 30, 2010.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2010	December 31, 2009
Accrued expenses - other	34,658	24,608
Accrued compensation and benefits	874,457	311,849

Total	$909,115	$336,457

Note 6. Derivative Liabilities

The adoption of ASC Topic 815 “Derivatives and Hedging” affected the accounting for warrants with price-based anti dilution provisions (or “down-round” provisions). Down-round provisions reduce the exercise price or increase the number of shares underlying common stock equivalents for subsequent issuances of new equity or equity linked securities at prices, or with exercise prices, that are more favorable than the security that includes such down-round provisions. We evaluated whether our outstanding warrants to acquire our stock contain down-round provisions or otherwise could result in modification of the exercise price under the respective warrant agreements. A summary of our warrants that contain such characteristics is as follows:

	Number of Warrants (shares subject to)	Fair Value
Balance outstanding, January 1, 2010	13,993,184	$4,802,882
Warrants issued	—	—
Warrants expired or cancelled	(3,935,500)	(836,915)
Fair value adjustment	2,838,777	(1,706,980)

Balance outstanding, June 30, 2010	12,896,461	$2,258,987

We had warrants to purchase 13,993,184 shares of our common stock outstanding that contain down-round provisions as of January 1, 2010. The aggregate fair value at such date of all such warrants amounted to $4,802,882. We calculated the fair value of these warrants using the Black-Scholes Option Pricing Model with the following weighted average assumptions: exercise price $1.30, closing price of common stock $0.68, risk free interest rate of 1.27%, dividend yield of 0%, volatility of 98% and a remaining contractual term of 3.36 years.

During the six months ended June 30, 2010 we issued warrants to purchase 2,838,777 shares of our common stock when down-round provisions were triggered on March 12, 2010 as a result of the registered direct offering. During the six months ended June 30, 2010 we cancelled warrants to purchase 3,935,500 shares of our common stock as their down-round provisions were no longer in effect. The fair value of the warrants we cancelled amounted to $836,915 and were recorded as an increase in paid in capital and a reduction of derivative liabilities. As a result, we had warrants to purchase 12,896,461 shares of our common stock outstanding that contain down-round provisions as of June 30, 2010. The aggregate fair value at such date of all such warrants amounted to $2,258,987. We calculated the fair value of these warrants using the Black-Scholes Option Pricing Model with the following weighted average assumptions: exercise price $0.52, closing price of common stock $0.35, risk free interest rate of 1.05%, dividend yield of 0%, volatility of 97% and a remaining contractual term of 2.86 years. We recorded a gain of $1,269,210 and 1,706,980 for the three and six months ended June 30, 2010, respectively which is shown as change in fair value of derivative liabilities in our condensed consolidated statement of operations for each of those periods. Additionally we recorded a decrease of $1,706,980 in the derivative liability to fair value as of June 30, 2010.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Assets	Level 1	Level 2	Level 3	June 30, 2010
None	$—	$—	$—	$—

Liabilities	Level 1	Level 2	Level 3	June 30, 2010
Fair value of common stock warrants (derivative liabilities)	$—	$—	$2,258,987	$2,258,987

Total	$—	$—	$2,258,987	$2,258,987

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$4,802,882	$—	$—	$4,802,882

Note 7. Stockholders’ Equity (Deficiency)

Common Stock

On March 12, 2010, we completed a registered direct offering of 2,266,998 units, which were sold to institutional and retail investors, at a price of $5.00 per unit. The offering resulted in gross proceeds to us of $11.3 million and net proceeds of approximately $10.4 million after payment of offering fees and expenses. Each unit consisted of 10 shares of common stock and a warrant to purchase 5 shares of common stock. In the aggregate 22,669,980 shares of common stock and warrants to purchase an additional 11,334,990 shares of common stock were issued in the offering. Dawson James received placement agent fees of $793,449 and a warrant to purchase an aggregate of 1,133,499 shares of common stock, exercisable at $0.64 per share. The placement agent’s warrants expire on December 9, 2012.

Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to our employees, non-employee directors and consultants.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the six months ended June 30, 2010:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2010	4,025,000	$1.67	5.6
Granted	—	—	—
Exercised	—	—	—
Expired (vested)	—	—	—
Cancelled (unvested)	(164,617)	.90	—

Balance outstanding, June 30, 2010	3,860,383	$1.76	5.1

Exercisable, June 30, 2010	2,862,373	1.97	4.9

Unvested, June 30, 2010	998,010	0.95	5.6

Warrants

In connection with the March 2010 registered direct offering of 2,266,998 units, we sold warrants to purchase an aggregate of 11,334,990 shares of common stock. The common stock purchase warrants are exercisable at an exercise price of $0.64 per share, at any time after six months from the date of closing and have a term of exercise equal to five years from the date the warrants are initially exercisable. Dawson James Securities, Inc. acted as exclusive placement agent for the offering. Dawson James received placement agent fees of $793,449 and a warrant to purchase an aggregate of 1,133,499 shares of common stock, exercisable at $0.64 per share. The placement agent warrants expire on December 19, 2012.

Before the closing of the March 2010 offering we had warrants to purchase 13,706,202 shares of common stock outstanding with down-round provisions. As a result of the issuance of the securities in the March 2010 offering and the terms of the down-round provisions of our then outstanding warrants, the exercise price of all such warrants was reduced to $0.50 per share (with the exception of 1,660,500 warrants issued to officers of the Company that were reduced to $0.90 per share) and warrants to purchase an additional 2,838,777 shares of common stock were issued.

The following table summarizes warrant activity for the six months ended June 30, 2010:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2010	23,561,356	$1.52	4.0
Warrants issued	15,307,266	0.61	5.0
Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, June 30, 2010	38,868,622	$0.95	4.1

Warrants exercisable at June 30, 2010	26,400,133	$1.09	3.4

The table above does not include warrants issued to employees and consultants described and included under “Option Activity” above.

Note 8. Subsequent Events

On August 9, 2010 we filed a Form S-3 Registration Statement putting in place a universal shelf registration statement covering up to $50 million of any combination of common stock, preferred stock, debt securities, warrants, or units we may offer from time to time in the future. Specific terms of the offering will be provided in one or more supplements to the prospectus. This registration statement is intended to allow us to capitalize on strategic opportunities that may arise; we do not have any current commitments for shares to be registered under the registration statement. The registration statement has a three year life and replaces an existing universal shelf registration statement scheduled to expire later in the year.

The Board of Directors of the Company adopted a recommendation of the Compensation Committee of the Board of Directors (the “Committee”) to authorize the Company to pay performance awards to certain officers. The awards related to such officers’ performance and the Company’s performance during 2007, 2008, and 2009. No performance award payments were paid to such officers during the past three years. The payments to be made to the officers are as follows: Christopher J. Reinhard, Chief Executive Officer, $62,500; Tyler M. Dylan-Hyde, Chief Business Office and General Counsel, $57,500; Dennis M. Mulroy, Chief Financial Officer, $50,000; Gabor M. Rubanyi, Chief Scientific Officer $30,000. An equivalent amount was authorized to be paid to such officers upon the Company’s receipt of clearance for the Company’s Excellagen product from the U.S. Food and Drug Administration (“FDA”) under Section 510(k) of the Food Drug and Cosmetic Act.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended June 30, 2010. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2009 Annual Report and other reports and documents we file with the United States Securities and Exchange Commission (SEC). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

During 2009, we (i) completed the sale of all of the assets and liabilities of our wholly-owned subsidiary InnerCool Therapies, Inc. to Royal Philips Electronics, (ii) completed Tissue Repair Company’s Matrix 2b clinical trial, (iii) submitted an FDA 510(k) application for the use of ExcellagenTM in the potential treatment of diabetic and other chronic wounds, and (iv) announced the Company’s new Orthobiologics initiative, designed to build on and extend the underlying technology developed by the Tissue Repair Company to hard tissue application such as bone.

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

During the second quarter of 2010 we entered into a Master Services Agreement with bioRASI, an international contract research organization, to assist us in conducting late-stage clinical studies and commercialization activities for Cardium's Generx (Ad5FGF-4), in Russia and affiliated jurisdictions and other potential new markets. The Generx clinical study is expected to be initiated in the second half of this year. We have budgeted approximately $2 million for this product candidate to be paid over the lives of the clinical studies and as certain milestones are met. The contract can be cancelled upon 90 days written notice.

We also entered into a multi-year supply agreement with Devro Medical Limited, part of Devro plc, a public limited company registered in Scotland, for the supply of highly-refined fibrillar bovine Type I collagen, an important component of our new Excellagen formulated collagen product candidate, which is pending FDA 510(k) clearance. Under this supply agreement, the collagen component of Excellagen will be manufactured at Devro's new cGMP manufacturing facility which is currently undergoing final process validation activities and awaiting a formal accreditation audit for ISO certifications. Devro also plans to establish a Device Master File with the FDA following completion of ISO certifications of other component manufacturing processes. In addition, we have also entered into a clinical manufacturing and supply agreement with Devro’s U.S.-based fill and finish contract manufacturer to provide final processing and assembly of the market ready Excellagen product.

More detailed information about our products, product candidates, our intended efforts to develop our products and our business strategy is included in our 2009 Annual Report.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this report have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies such as derivative liabilities and stock option compensation expenses that are calculated using the Black-Scholes Option Model that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. If we were to undervalue our derivative liabilities or stock option compensation expense we would understate the expense recognized in our condensed consolidated statements of operations. Conversely if we were to overvalue our derivative liabilities and stock option compensation expenses we would overstate the expense recognized in our condensed consolidated statements of operations.

Our significant accounting policies are described under Item 7 of our 2009 Annual Report and in the notes to the condensed consolidated financial statements included in this report.

Results of Operations

Three months ended June 30, 2010 compared to June 30, 2009.

There were no grant revenues for the three months ended June 30, 2010, compared to $6,996 for the three months ended June 30, 2009. The grant under which we were generating revenues concluded on November 30, 2009.

Research and development expenses for the three months ended June 30, 2010 were $613,199 compared to $1,107,147 for the same three month period last year. The decrease of $439,948 was primarily due to a reduction in expenses related to our Excellarate product candidate following the completion of its Phase 2b clinical trial which ended in late 2009 and reductions in Generx (AWARE) Phase 3 clinical trial costs, partially offset by a performance bonus accrual of $145,000 which was accrued during the quarter and covers 2007, 2008 and 2009. Half of the performance bonus is currently payable and the remainder will be paid upon our receipt of FDA 510(k) clearance for our Excellagen product.

General and administrative expenses for the three months ended June 30, 2010 were $1,358,870 compared to $1,222,417 for the three months ended June 30, 2009. The increase of $136,453 was the result of a performance bonus accrual of $440,000 which was accrued during the quarter and covers 2007, 2008 and 2009, offset by decreases in professional fees and stock option compensation expense, insurance costs and rent. Half of the performance bonus is currently payable and the remainder will be paid upon our receipt of FDA 510(k) clearance for our Excellagen product.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended June 30, 2010 was $12,878 compared to $1,982 for the same three month period last year.

Interest expense for the three months ended June 30, 2010 was $743 and $2,972,025 at June 30, 2009. The decrease in interest expense is a result of our paying off notes in late 2009 that we issued in November 2008, March 2009 and June 2009.

Six months ended June 30, 2010 compared to June 30, 2009.

There were no grant revenues for the six months ended June 30, 2010, compared to $25,632 for the six months ended June 30, 2009. The grant under which we were generating revenues concluded on November 30, 2009.

Research and development expenses for the six months ended June 30, 2010 were $1,133,161 compared to $2,351,307 for the same six month period last year. The decrease of $1,218,146 was primarily due to a reduction in expenses related to our Excellarate product candidate in its Phase 2b clinical trial. There were also reductions in Generx (AWARE) Phase 3 clinical trial costs and related salary expense and stock option compensation partially offset by the performance bonus accrual described above.

General and administrative expenses for the six months ended June 30, 2010 were $2,319,495 compared to $2,510,141 for the six months ended June 30, 2009. The decrease of $ 190,646 for the six month period was primarily due to decreases in, salary related costs, professional fees, stock option compensation and investor relations expenses partially offset by the performance bonus accrual described above.

Interest income for the six months ended June 30, 2009 was $17,710 compared to $6,773 for the same six month period last year. The $10,937 increase in interest income for the six month period when compared to the same period last year was related to the increase in cash available for investment during the respective periods.

Interest expense for the six months ended June 30, 2010 was $2,174. Interest expense was $4,550,115 for the six months ended June 30, 2009, due to the interest associated with the notes we issued in November 2008, March 2009 and June 2009, all of which we paid off at the end of 2009.

Liquidity and Capital Resources

Liquidity

As of June 30, 2010 we had $9,925,704 in cash and cash equivalents and $1,425,000 in restricted cash. Our working capital at June 30, 2010 was $9,339,519 (excluding $2,258,987 for the fair value of derivative liabilities).

Net cash used in operating activities was $3,800,758 for the six months ended June 30, 2010 compared to $4,196,000 for the same period last year. The decrease in net cash used in operating activities for the six months ended June 30, 2010 when compared to the same period last year was a result of the decrease in company wide spending, the sale of the assets of our InnerCool business in July 2009 and the completion of the MATRIX clinical study during the fourth quarter of 2009.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sales of our equity and debt securities. On March 12, 2010, we completed a registered direct offering of 2,266,998 units, which were sold to institutional and retail investors, at a price of $5.00 per unit. Each unit consisted of 10 shares of common stock and a warrant to purchase 5 shares of common stock. The warrants are exercisable at an exercise price of $0.64 per share, at any time after six months from the date of closing and have a term of exercise equal to five years from the date the warrants are initially exercisable. In the aggregate 22,669,980 shares of common stock and warrants to purchase an additional 11,334,990 shares of common stock were issued in the offering. The offering resulted in gross proceeds to us of $11.3 million, and net proceeds of approximately $10.4 million after payment of offering fees and expenses.

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to June 30, 2010, net cash used in operating activities has been $73,795,257, net cash provided by financing activities was $88,011,159, and net cash used in investing activities has been $4,290,198.

Capital Resources

Our primary source of capital is the cash that we generate from the sale of debt or equity securities. We do not currently have any line of credit or other sources of capital available to us.

We have incurred significant losses from operation to date and anticipate that the negative cash flow from operations will continue for 2010. We expect that our existing capital will support our operations for at least the next twelve months, during which time we hope to complete a strategic licensing agreement or secure the approval and future sales of the Excellagen product family and/or another corporate transaction.

On August 9, 2010 we filed a Form S-3 Registration Statement putting in place a universal shelf registration statement covering up to $50 million of any combination of common stock, preferred stock, debt securities, warrants, or units we may offer from time to time in the future. Specific terms of the offering will be provided in one or more supplements to the prospectus. This registration statement is intended to allow us to capitalize on strategic opportunities that may arise; we do not have any current commitments for shares to be registered under the registration statement. The registration statement has a three year life and replaces an existing universal shelf registration statement scheduled to expire later in the year.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any significant off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended June 30, 2010, we did not sell any unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2010

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer