Form 10-Q
period 2010-09-30
Cardium Therapeutics, Inc.
filed 2010-11-09
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

☐  Yes    ☒  No

As of November 5, 2010; 78,566,750 shares of the registrant’s common stock were outstanding.

Unless the context requires otherwise, all references in this report to the “Company,” “Cardium,” “we,” “our,” and “us” refer to Cardium Therapeutics, Inc. and, as applicable, Post-Hypothermia Corporation (formerly, InnerCool Therapies, Inc.) and Tissue Repair Company, each a wholly-owned subsidiary of Cardium.

Special Note about Forward-Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “hope,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements in this report that refer to the following are forward looking statements:

•	projections of future financial and operating results;

•	expectations concerning our ability to fund operations and business plans;

•	anticipated timing of any funding or corporate development transactions we may pursue;

•	the anticipated timing and outcome of regulatory submissions and clinical trials, including the timing for completion of enrollment in clinical studies;

•

our ability to enter into future relationships with one or more contract manufacturers or other service providers, or other service providers to manufacture biologics, devices or key product components, the expected terms of any such future relationship

•

our ability to enter into future relationships with one or more development or commercialization partners to advance the commercialization of new products and product candidates and the timing of any future product launches;

•	our planned growth, expansion and acquisition strategies, the anticipated success of such strategies, and the benefits we believe can be derived from such strategies;

•	our beliefs and opinions about the safety and efficacy of our products and product candidates and the results that we anticipate from any of our clinical studies and trials;

•	the anticipated outcome of litigation matters;

•	future economic, political and regulatory conditions; and

•	expectations concerning future overall industry and market performance.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$7,700,648	$3,363,665
Restricted cash	1,225,000	562,500
Accounts receivable	—	115,138
Prepaid expenses and other current assets	96,291	40,384

Total current assets	9,021,939	4,081,687
Restricted cash	200,000	862,500
Property and equipment, net	260,188	351,539
Deposits and other long term assets	179,938	179,938

Total assets	$9,662,065	$5,475,664

Liabilities and Stockholders’ Equity (deficiency)
Current liabilities:
Accounts payable	$807,435	$2,300,786
Accrued liabilities	619,712	336,457
Derivative liabilities—fair value of warrants	3,451,467	4,802,882

Current liabilities	4,878,614	7,440,125
Deferred rent	172,373	190,114

Total liabilities	5,050,987	7,630,239

Commitments and contingencies
Stockholders’ equity (deficiency):
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 77,852,154 at September 30, 2010 and 55,182,174 at December 31, 2009	7,785	5,518
Additional paid-in capital	86,007,796	74,065,539
Deficit accumulated during development stage	(81,404,503)	(76,225,632)

Total stockholders’ equity (deficiency)	4,611,078	(2,154,575)

Total liabilities and stockholders’ equity (deficiency)	$9,662,065	$5,475,664

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 22, 2003 (Inception) to September 30, 2010
	2010	2009	2010	2009
Revenues
Grant revenues	$—	$235,917	$—	$261,549	$1,378,681

Operating expenses
Research and development	738,014	1,176,942	1,871,175	3,528,249	38,349,485
General and administrative	1,083,066	1,309,332	3,402,561	3,819,473	31,314,110

Total operating expenses	1,821,080	2,486,274	5,273,736	7,347,722	69,663,595

Loss from operations	(1,821,080)	(2,250,357)	(5,273,736)	(7,086,173)	(68,284,914)

Change in fair value of derivative liabilities	(1,636,700)	1,964,663	70,280	(12,509,518)	8,589,777
Interest income	9,296	2,929	27,006	9,702	1,559,173
Interest (expense)	(247)	(1,338,440)	(2,421)	(5,888,555)	(7,115,922)

Net loss from continuing operations	$(3,448,731)	$(1,621,205)	$(5,178,871)	$(25,474,544)	$(65,251,886)
Net income (loss) from discontinued operations	—	$95,576	—	$(1,930,636)	$(22,561,220)
Gain on sale of business unit	—	6,408,603	—	6,408,603	6,408,603

Net income (loss)	$(3,448,731)	$4,882,974	$(5,178,871)	$(20,996,577)	$(81,404,503)

Basic
Net loss from continuing operations	$(0.04)	$(0.03)	$(0.07)	$(0.54)
Net income (loss) from discontinued operations	$—	$0.00	$—	$(0.04)
Gain on sale of business unit	$—	$0.13	$—	$0.14
Net income (loss)	$(0.04)	$0.10	$(0.07)	$(0.44)
Diluted
Net loss from continuing operations	$(0.04)	$(0.03)	$(0.07)	$(0.53)
Net income (loss) from discontinued operations	$—	$0.00	$—	$(0.04)
Gain on sale of business unit	$—	$0.13	$—	$0.13
Net income (loss)	$(0.04)	$0.10	$(0.07)	$(0.44)
Weighted average common shares outstanding – basic	77,852,154	47,771,609	71,956,298	47,214,142
Weighted average common shares outstanding – diluted	77,852,154	49,629,079	71,956,298	47,214,142

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount
Balance—January 1, 2010	55,182,174	$5,518	$74,065,539	$(76,225,632)	$(2,154,575)
Stock option compensation expense	—	—	315,129	—	315,129
Reclassification of derivative liabilities that no longer contain price protection provisions	—	—	1,281,135	—	1,281,135
Sale of common stock, net of issuance costs	22,669,980	2,267	10,345,993	—	10,348,260
Net Loss	—	—	—	(5,178,871)	(5,178,871)

Balance—September 30, 2010	77,852,154	$7,785	$86,007,796	$(81,404,503)	$4,611,078

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,		December 22, 2003 (Inception) To September 30, 2010
	2010	2009
Cash Flows From Operating Activities
Net loss	$(5,178,871)	$(20,996,577)	$(81,404,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	—	(6,408,603)	(6,408,603)
Loss on abandonment of leaseholds	—	135,344	135,344
Depreciation	124,335	448,685	1,854,866
Amortization—intangibles	—	443,651	2,696,193
Amortization—debt discount	—	4,214,628	5,291,019
Amortization—deferred financing costs	—	688,450	925,859
Provision for obsolete inventory	—	—	200,000
Change in fair value of warrants	(70,280)	12,509,518	(8,589,777)
Common stock and warrants issued for services and reimbursement of expenses	—	54,026	203,882
Stock based compensation expense	315,129	494,750	7,171,707
In-process purchased technology	—	—	2,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	115,138	(79,647)	78,988
Inventories	—	297,562	(1,806,159)
Prepaid expenses and other assets	(55,907)	48,326	(208,881)
Deposits	—	(47,500)	(193,380)
Accounts payable	(1,493,351)	(484,515)	1,944,157
Accrued liabilities	283,255	(116,384)	(63,406)
Deferred rent	(17,741)	(2,643)	172,373

Net cash used in operating activities	(5,978,293)	(8,800,929)	(75,972,792)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	—	—	(1,500,000)
Purchases of property and equipment	(32,984)	—	(2,792,719)

Net cash used in investing activities	(32,984)	—	(4,292,719)

Cash Flows From Financing Activities
Proceeds from officer loan	—	—	62,882
Cash acquired in Aries merger and InnerCool Therapies acquisition	—	—	1,551,800
Restricted cash – collateral for letter of credit	—	—	(300,000)
Restricted cash – proceeds placed in escrow from sale of discontinued operation	—	(1,125,000)	(1,125,000)
Proceeds from the exercise of warrants, net	—	696,101	1,258,448
Proceeds from debt financing agreement, net of deferred financing costs of $871,833	—	3,912,168	14,378,167
Proceeds from the sale of business unit	—	11,250,000	11,250,000
Repayment of debt	—	(6,778,500)	(15,750,000)
Proceeds from the sale of common stock, net of issuance cost	10,348,260	4,162,176	76,639,862

Net cash provided by financing activities	10,348,260	12,116,945	87,966,159

Net increase in cash	4,336,983	3,316,016	7,700,648
Cash and cash equivalents at beginning of period	3,363,665	1,102,894	—

Cash and cash equivalents at end of period	$7,700,648	$4,418,910	$7,700,648

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,170	$948,576	$1,382,470
Cash paid for income taxes	$2,400	$2,400	$24,562
Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock issued for repayment of loans	$—	$—	$62,882
Common stock and warrants issued for services and reimbursement of expenses	$—	$54,026	$203,882
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$—	$—	$5,824,000
Warrants issued with debt	$—	$1,363,380	$15,861,172
Reclassification of derivative liabilities with expired price protection provisions	$(1,281,135)	$(2,705,250)	$(3,819,928)
Issuance of note for accrued milestone payment	$—	$—	$500,000

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

Liquidity and Going Concern

As of September 30, 2010 we had $7,700,648 in cash and cash equivalents and $1,425,000 in restricted cash. Our working capital at September 30, 2010 was $7,594,792 (excluding $3,451,467 for the fair value of derivative liabilities).

Net cash used in operating activities was $5,978,293 for the nine months ended September 30, 2010 compared to $8,800,929 for the same period last year. The decrease in net cash used in operating activities for the nine months ended September 30, 2010 when compared to the same period last year was a result of the decrease in company wide spending, the sale of all the assets of our InnerCool Therapies business in July 2009 and the completion of the MATRIX clinical study during the fourth quarter of 2009.

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

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to September 30, 2010, net cash used in operating activities has been $75,972,792, net cash provided by financing activities was $87,966,159, and net cash used in investing activities has been $4,292,719.

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

On August 9, 2010 we filed a Form S-3 Registration Statement putting in place a universal shelf registration statement covering up to $50 million of any combination of common stock, preferred stock, debt securities, warrants, or units we may offer from time to time in the future, at which time we will provide you with specific term of any offering in one or more supplements to the prospectus. This registration statement is intended to allow us to capitalize on strategic opportunities that may arise; we do not have any current commitments for shares to be registered under the registration statement. The registration statement has a three year life and replaces an existing universal shelf registration statement scheduled to expire later in the year.

On September 28, 2010, we entered into a Sales Agreement (“Sales Agreement”) with Brinson Patrick Securities Corporation to enable us to use Brinson Patrick as a sales manager to sell shares of our common stock from time to time in “at-the-market” transactions pursuant to our shelf registration statement on Form S-3 mentioned above which was declared effective by the Securities and Exchange Commission on August 27, 2010.

At-the-market sales arrangements including this one enable periodic market-based sales that are not discounted relative to the prevailing market price, and which do not involve the corresponding issuance of warrants, preferred stock, debentures or other units typically associated with larger direct financings. At-the-market sales also occur only at the company’s election based on market conditions and could be used over time, for example, to support inventory build, product launches or other corporate development plans. Under the terms of the Sales Agreement, the sales manager will use its best efforts to sell shares, when we ask them to do so.

If we fail to enter into a strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of additional debt or equity securities. Except as described above, no arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The condensed consolidated results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Basic income or loss per common share for continuing operations and discontinued operations is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the nine months ended September 30, 2010 and 2009, due to the loss we incurred during such periods; their inclusion would have been anti-dilutive. For the three months ended September 30, 2009 due to the income we incurred during the period 18,893,337 of potentially dilutive securities were used in the calculation of diluted income per common share.

Potentially dilutive securities not included in diluted loss per common share for continuing operations and discontinued operations consisted of outstanding stock options and warrants to acquire 42,423,622 shares as of September 30, 2010 and 25,538,217 shares as of September 30, 2009.

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

Net income loss per basic share – diluted
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

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended September 30,
	2010	2009
Research and development	$20,356	$18,619
General and administrative	59,981	105,510

Total	$80,337	$124,129

	For the Nine Months Ended September 30,
	2010	2009
Research and development	$105,829	$187,993
General and administrative	209,300	306,757

Total	$315,129	$494,750

As of September 30, 2010 we had $563,228 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period October 2010 through May 2013.

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

As of December 31, 2009 and for the nine months ended September 30, 2010, no liability for unrecognized tax benefits was required to be recorded. We do not expect our unrecognized tax benefit position to change during the next 12 months.

As of December 31, 2009 and September 30, 2010, we recognized deferred tax assets of $29.3 million and $31.3 million, respectively which are primarily comprised of net operating loss carryovers. As of December 31, 2009 and for the nine months ended September 30, 2010 we had net operating loss carryovers of $71.4 million and $76.1 million, respectively. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2023 for federal income purposes and in 2013 for state income tax purposes.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. We consider projected future taxable income and tax planning strategies in making this assessment. At present, we do not have a sufficient history of income to conclude that it is more-likely-than-not that we will realize the benefits of our deferred tax assets and therefore we have recorded a valuation allowance for the full amount of our deferred tax assets. For the nine months ended September 30, 2010 the valuation allowance has increased $2.0 million from $29.3 million at December 31, 2010, to $31.3 million.

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

The following results of operations of InnerCool Therapies are presented as a loss from a discontinued operation in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 22, 2003 (Inception) to September 30, 2010
	2010	2009	2010	2009
Revenues
Product sales	$—	$73,700	$—	$793,770	$4,620,076
Cost of goods sold	—	51,216	—	579,895	4,313,998

Gross profit	—	22,484	—	213,875	306,078
Operating expenses
Research and development	—	34,279	—	324,020	5,965,833
Selling, general and administrative	—	(156,194)	—	1,357,249	13,681,733

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 22, 2003 (Inception) to September 30, 2010
	2010	2009	2010	2009
Amortization—intangibles	—	48,823	—	443,651	2,696,193

Total operating expenses	—	(73,092)	—	2,124,920	22,343,759

Income (loss) from operations	—	95,576	—	(1,911,045)	(22,037,681)

Interest, net	—	—	—	(19,591)	(523,539)

Net loss from discontinued operations	$—	95,576	$—	$(1,930,636)	$(22,561,220)

Note 4. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Computer and telecommunication equipment	$498,193	$466,329
Machinery and equipment	31,779	31,779
Office equipment	53,050	53,050
Instrumentation	115,421	115,421
Office furniture and equipment	474,772	473,652
Leasehold improvements	152,774	152,774

	1,325,989	1,293,005
Accumulated depreciation and amortization	(1,065,801)	(941,466)

Property and equipment, net	$260,188	$351,539

Depreciation and amortization of property and equipment for continuing operations totaled $42,080 for the three months ended September 30, 2010 and $124,335 for the nine months ended September 30, 2010. For the three months ended September 30, 2009, depreciation and amortization of property and equipment for continuing operations totaled $68,499 and for the nine months ended September 30, 2009 totaled $231,179. Depreciation and amortization of property and equipment totaled $1,854,866 for the period from December 22, 2003 (date of inception) through September 30, 2010.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2010	December 31, 2009
Accrued expenses - other	14,198	24,608
Accrued compensation and benefits	605,514	311,849

Total	$619,712	$336,457

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

	Number of Warrants (shares subject to)	Fair Value
Balance outstanding, January 1, 2010	13,993,184	$4,802,882
Warrants issued	2,838,777	(70,280)
Warrants expired or cancelled	(6,273,499)	(1,281,135)
Fair value adjustment	—	—

Balance outstanding, September 30, 2010	10,558,462	$3,451,467

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

During the nine months ended September 30, 2010 we issued warrants to purchase 2,838,777 shares of our common stock when down-round provisions were triggered on March 12, 2010 as a result of the registered direct offering. During the nine months ended September 30, 2010 we cancelled warrants to purchase 6,273,499 shares of our common stock as their down-round provisions were no longer in effect. The fair value of the warrants we cancelled amounted to $1,281,135 and were recorded as an increase in paid in capital and a reduction of derivative liabilities. As a result, we had warrants to purchase 10,558,462 shares of our common stock outstanding that contain down-round provisions as of September 30, 2010. The aggregate fair value at such date of all such warrants amounted to $3,451,467. We calculated the fair value of these warrants using the Black-Scholes Option Pricing Model with the following weighted average assumptions: exercise price $0.53, closing price of common stock $0.57, risk free interest rate of 0.66%, dividend yield of 0%, volatility of 96% and a remaining contractual term of 2.53 years. We recorded an expense of $1,636,700 for the three months ended September 30, 2010 and a gain of $70,280 for the nine months ended September 30, 2010, which is shown as change in fair value of derivative liabilities in our condensed consolidated statement of operations for each of those periods.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Assets	Level 1	Level 2	Level 3	September 30, 2010
None	$—	$—	$—	$—

Liabilities	Level 1	Level 2	Level 3	September 30, 2010
Fair value of common stock warrants (derivative liabilities)	$—	$—	$3,451,467	$3,451,467

Total	$—	$—	$3,451,467	$3,451,467

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$4,802,882	$—	$—	$4,802,882

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

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the nine months ended September 30, 2010:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2010	4,025,000	$1.67	5.6
Granted	30,000	0.74	9.9
Exercised	—	—	—
Expired (vested)	(335,383)	1.92	—
Cancelled (unvested)	(164,617)	0.90	—

Balance outstanding, September 30, 2010	3,555,000	$1.68	5.0

Exercisable, September 30, 2010	2,636,616	1.95	4.8

Unvested, September 30, 2010	918,384	0.91	5.5

Warrants

In connection with the March 12, 2010, registered direct offering of 2,266,998 units, we sold warrants to purchase an aggregate of 11,334,990 shares of common stock. The common stock purchase warrants are exercisable at an exercise price of $0.64 per share, at any time after six months from the date of closing and have a term of exercise equal to five years from the date the warrants are initially exercisable. Dawson James Securities, Inc. acted as exclusive placement agent for the offering. Dawson James received placement agent fees of $793,449 and a warrant to purchase an aggregate of 1,133,499 shares of common stock, exercisable at $0.64 per share. The placement agent warrants expire on December 19, 2012.

Before the closing of the March 2010 offering we had warrants to purchase 13,706,202 shares of common stock outstanding with down-round provisions. As a result of the issuance of the securities in the March 2010 offering and the terms of the down-round provisions of our then outstanding warrants, the exercise price of all such warrants was reduced to $0.50 per share (with the exception of 1,660,500 warrants issued to officers of the Company that were reduced to $0.90 per share) and warrants to purchase additional 2,838,777 shares of common stock were issued.

The following table summarizes warrant activity for the nine months ended September 30, 2010:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2010	23,561,356	$1.52	4.0
Warrants issued	15,307,266	0.61	4.7
Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, September 30, 2010	38,868,622	$0.95	3.8

Warrants exercisable at September 30, 2010	38,868,622	$0.95	3.8

The table above does not include warrants issued to employees and consultants described and included under “Option Activity” above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended September 30, 2010. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2009 Annual Report and other reports and documents we file with the United States Securities and Exchange Commission (SEC). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

During 2009, we (i) completed the sale of all of the assets and liabilities of our wholly-owned subsidiary InnerCool Therapies, Inc. to Royal Philips Electronics, (ii) completed Tissue Repair Company’s Matrix 2b clinical trial, (iii) submitted an FDA 510(k) application for the use of Excellagen™ in the potential treatment of diabetic and other chronic wounds, and (iv) announced the Company’s new Orthobiologics initiative, designed to build on and extend the underlying technology developed by the Tissue Repair Company to hard tissue application such as bone.

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

Recent Developments

In the first quarter of 2010, we raised additional net proceeds of approximately $10.4 from an additional registered direct offering of common stock and warrants.

During the second quarter of 2010 we entered into a Master Services Agreement with bioRASI, an international contract research organization, to assist us in conducting late-stage clinical studies and commercialization activities for our Generx® (Ad5FGF-4) product candidate in Russia and affiliated jurisdictions and other potential new markets. Generx is a DNA-based angiogenic growth factor therapeutic being developed for the potential treatment of patients with advanced coronary artery disease. Generx is designed to stimulate the growth of supplemental collateral blood vessels in the heart in order to enhance myocardial blood flow (perfusion) in patients who have insufficient blood flow due to atherosclerotic plaque build up in the coronary arteries. The Generx clinical study is expected to be initiated before year end. We have budgeted approximately $2 million for this product candidate to be paid over the lives of the clinical studies and as certain milestones are met. The contract can be cancelled upon 90 days written notice.

We also entered into a multi-year supply agreement with Devro Medical Limited (“Devro”), part of Devro plc, a public limited company registered in Scotland, for the supply of highly-refined fibrillar bovine Type I collagen, an important component of our new Excellagen™ formulated collagen product candidate, which is pending FDA 510(k) clearance. Excellagen is an advanced wound care device composed of highly-refined, soluble bovine dermal collagen (Type I), which is modified to reduce immunogenicity and promote its usefulness in wound settings. Under this supply agreement, the collagen component of Excellagen will be manufactured at Devro’s new cGMP manufacturing facility which is currently undergoing final process validation activities and awaiting a formal accreditation audit for ISO certifications. Devro also plans to establish a Device Master File with the FDA following completion of ISO certifications of other component manufacturing processes. In addition, we have also entered into a clinical manufacturing and supply agreement with a U.S.-based fill and finish contract manufacturer to provide final processing and assembly of the market ready Excellagen product.

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

Results of Operations

Three months ended September 30, 2010 compared to September 30, 2009.

There were no grant revenues for the three months ended September 30, 2010, compared to $235,917 for the three months ended September 30, 2009. The grant under which we were generating revenues concluded on November 30, 2009.

Research and development expenses for the three months ended September 30, 2010 were $738,014 compared to $1,176,942 for the same three month period last year. The decrease of $438,928 was primarily due to a reduction in expenses related to our Excellarate product candidate following the completion of its Phase 2b clinical trial which ended in late 2009 and reductions in Generx (AWARE) Phase 3 clinical trial costs, partially offset by increase in salaries, production costs, printing and advertising.

General and administrative expenses for the three months ended September 30, 2010 were $1,083,066 compared to $1,309,332 for the three months ended September 30, 2009. The decrease of $226,266 was primarily due to decreases in insurance costs and professional fees offset by salary related costs. In addition for the three months ended September 30, 2009 expenses included a one-time charge of $135,344 for the abandonment of some leasehold improvements we made at the Innercool therapies facility.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended September 30, 2010 was $9,296 compared to $2,929 for the same three month period last year.

Interest expense for the three months ended September 30, 2010 was $247 and $1,338,440 at September 30, 2009. The decrease in interest expense is a result of our paying off notes in late 2009 that we issued in November 2008, March 2009 and June 2009.

Nine months ended September 30, 2010 compared to September 30, 2009.

There were no grant revenues for the nine months ended September 30, 2010, compared to $261,549 for the nine months ended September 30, 2009. The grant under which we were generating revenues concluded on November 30, 2009.

Research and development expenses for the nine months ended September 30, 2010 were $1,871,175 compared to $3,528,249 for the same nine month period last year. The decrease of $1,657,074 was primarily due to a reduction in expenses related to our Excellarate product candidate in its Phase 2b clinical trial. There were also reductions in Generx (AWARE) Phase 3 clinical trial costs partially offset by a performance bonus accrual of $145,000 which was accrued during the second quarter of 2010 and covers 2007, 2008 and 2009. Half of the accrued performance bonus was paid in the third quarter of 2010. The remainder will be paid upon our receipt of FDA 510(k) clearance for our Excellagen product.

General and administrative expenses for the nine months ended September 30, 2010 were $3,402,561 compared to $3,819,473 for the nine months ended September 30, 2009. The decrease of $416,912 for the nine months was primarily the result of decreases in professional fees and stock option compensation expense, insurance costs and rent offset by a performance bonus accrual of $440,000 which was accrued during the second quarter of 2010 and covers 2007, 2008 and 2009. Half of the accrued performance bonus was paid in the third quarter of 2010. The remainder will be paid upon our receipt of FDA 510(k) clearance for our Excellagen product.

Interest income for the nine months ended September 30, 2010 was $27,006 compared to $9,702 for the same nine month period last year. The $17,304 increase in interest income for the nine month period when compared to the same period last year was related to the increase in cash available for investment during the respective periods.

Interest expense for the nine months ended September 30, 2010 was $2,421. Interest expense was $5,888,555 for the nine months ended September 30, 2009, due to the interest associated with the notes we issued in November 2008, March 2009 and June 2009, all of which we paid off at the end of 2009.

Liquidity and Capital Resources

Liquidity

As of September 30, 2010 we had $7,700,648 in cash and cash equivalents and $1,425,000 in restricted cash. Our working capital at September 30, 2010 was $7,594,792 (excluding $3,451,467 for the fair value of derivative liabilities).

Net cash used in operating activities was $5,978,293 for the nine months ended September 30, 2010 compared to $8,800,929 for the same period last year. The decrease in net cash used in operating activities for the nine months ended September 30, 2010 when compared to the same period last year was due to a reduction in expenses related to our Excellarate product candidate in its Phase 2b clinical trial. There were also reductions attributable to decreases in spending on our Generx (AWARE) Phase 3 clinical and the sale of the assets of our InnerCool Therapies business in July 2009.

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

Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to September 30, 2010, net cash used in operating activities has been $75,972,792, net cash provided by financing activities was $87,966,159 and net cash used in investing activities has been $4,292,719.

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

On August 9, 2010 we filed a Form S-3 Registration Statement putting in place a universal shelf registration statement covering up to $50 million of any combination of common stock, preferred stock, debt securities, warrants, or units we may offer from time to time in the future, at which time we will provide you with specific terms of any offering in one or more supplements to the prospectus. This registration statement is intended to allow us to capitalize on strategic opportunities that may arise; we do not have any current commitments for shares to be registered under the registration statement. The registration statement has a three year life and replaces an existing universal shelf registration statement scheduled to expire later in the year.

On September 28, 2010, we entered into a Sales Agreement (“Sales Agreement”) with Brinson Patrick Securities Corporation to enable us to use Brinson Patrick as a sales manager to sell shares of our common stock from time to time in “at-the-market” transactions pursuant to our shelf registration statement on Form S-3 mentioned above which was declared effective by the Securities and Exchange Commission on August 27, 2010.

At-the-market sales arrangements including this one enable periodic market-based sales that are not discounted relative to the prevailing market price, and which do not involve the corresponding issuance of warrants, preferred stock, debentures or other units typically associated with larger direct financings. At-the-market sales also occur only at the company’s election based on market conditions and could be used over time, for example, to support inventory build, product launches or other corporate development plans. Under the terms of the Sales Agreement, the sales manager will use its best efforts to sell shares, when we ask them to do so.

If we fail to enter into a significant licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. If needed, we intend to secure additional working capital through the sale of additional debt or equity securities. Except as described above, no arrangements or commitments for any such financing are in place at this time, and we cannot give any assurances about the availability or terms of any future financing.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any significant off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended September 30, 2010, we did not sell any unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

10.1	Sales Agreement dated as of September 28, 2010, by and between the Company and Brinson Patrick Securities Corporation	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 29, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2010

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer