Form 10-Q
period 2011-03-31
Cardium Therapeutics, Inc.
filed 2011-05-16
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33635

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

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐  Yes    ☒  No

As of May 11, 2011, the registrant had 83,097,967 shares of common stock outstanding.

Unless the context requires otherwise, all references in this report to the “Company,” “Cardium,” “we,” “our,” and “us” refer to Cardium Therapeutics, Inc. and, as applicable, Post-Hypothermia Corporation (formerly, Innercool Therapies, Inc.) and Tissue Repair Company, each a wholly-owned subsidiary of Cardium.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,934,299	$6,644,054
Restricted cash	1,225,000	1,225,000
Prepaid expenses and other assets	144,776	134,044

Total current assets	6,304,075	8,003,098
Restricted cash	100,000	200,000
Property and equipment, net	209,665	234,942
Deposits and other long term assets	1,051,308	1,074,035

Total assets	$7,665,048	$9,512,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$501,660	$597,868
Accrued liabilities	759,176	748,113
Derivative liabilities—fair value of warrants	484,903	573,073

Current liabilities	1,745,739	1,919,054
Deferred rent	157,191	164,782

Total liabilities	1,902,930	2,083,836

Commitments and contingencies
Stockholders’ equity :
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 83,097,967 at March 31, 2011 and December 31, 2010	8,310	8,310
Additional paid-in capital	88,404,371	88,381,852
Deficit accumulated during development stage	(82,650,563)	(80,961,923)

Total stockholders’ equity	5,762,118	7,428,239

Total liabilities and stockholders’ equity	$7,665,048	$9,512,075

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from December 22, 2003 (Inception) to March 31, 2011
	2011	2010
Revenues
Grant revenues	$—	$—	$1,623,160

Operating expenses
Research and development	491,574	519,962	39,283,723
General and administrative	1,287,885	960,625	33,899,838

Total operating expenses	1,779,459	1,480,587	73,183,561

Loss from operations	(1,779,459)	(1,480,587)	(71,560,401)

Change in fair value of derivative liabilities	88,170	437,370	10,136,580
Gain on warrant exchange	—	—	473,872
Interest income	5,262	4,832	1,571,116
Interest expense	(2,613)	(1,431)	(7,119,113)

Net loss from continuing operations	$(1,688,640)	$(1,039,816)	$(66,497,946)
Net loss from discontinued operations	—	—	(22,561,220)
Gain on sale of business unit	—	—	6,408,603

Net loss	$(1,688,640)	$(1,039,816)	$(82,650,563)

Loss per common share – basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding	83,097,967	59,968,059

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,		December 22, 2003 (Inception) To March 31, 2011
	2011	2010
Cash Flows From Operating Activities
Net loss	$(1,688,640)	$(1,039,816)	$(82,650,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	—	—	(6,408,603)
Gain on sale of warrants	—	—	(518,622)
Loss on abandonment of leaseholds	—	—	135,344
Depreciation	26,635	40,229	1,926,171
Amortization—intangibles	—	—	2,696,193
Amortization—debt discount	—	—	5,291,019
Amortization—deferred financing costs	—	—	925,859
Amortization—technology and product license fee	22,727	—	34,091
Provision for obsolete inventory	—	—	200,000
Change in fair value of warrants	(88,170)	(437,370)	(10,136,580)
Common stock and warrants issued for services and reimbursement of expenses	—	—	203,882
Stock based compensation expense	22,519	120,479	7,269,365
In-process purchased technology	—	—	2,027,529
Changes in operating assets and liabilities
Accounts receivable	—	115,138	78,988
Inventories	—	—	(1,806,159)
Prepaid expenses and other assets	(10,732)	(4,219)	(166,457)
Deposits	—	—	(189,750)
Accounts payable	(96,208)	(725,252)	1,638,382
Accrued liabilities	11,063	12,297	76,058
Deferred rent	(7,591)	(2,558)	157,191

Net cash used in operating activities	(1,808,397)	(1,921,072)	(79,216,662)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	—	—	(1,500,000)
Fee paid to list shares issued for technology and product license	—	—	(65,000)
Purchases of property and equipment	(1,358)	(10,908)	(2,813,501)

Net cash used in investing activities	(1,358)	(10,908)	(4,378,501)

Cash Flows From Financing Activities
Proceeds from officer loan	—	—	62,882
Cash acquired in acquisitions	—	—	1,551,800
Restricted cash – collateral for letter of credit	100,000	—	(200,000)
Restricted cash – proceeds placed in escrow from sale of business	—	—	(1,125,000)
Proceeds from the exercise of warrants, net	—	—	1,258,448
Proceeds from debt financing agreement, net of debt issuance costs of $871,833	—	—	14,378,167
Proceeds from the sale of business unit	—	—	11,250,000
Repayment of debt	—	—	(15,750,000)
Proceeds from sales of common stock, net of issuance cost	—	10,383,962	77,103,165

Net cash provided by financing activities	100,000	10,383,962	88,529,462

Net increase in cash	(1,709,755)	8,451,982	4,934,299
Cash and cash equivalents at beginning of period	6,644,054	3,363,665	—

Cash and cash equivalents at end of period	$4,934,299	$11,815,647	$4,934,299

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,613	$1,431	$1,385,908
Cash paid for income taxes	$—	$—	$24,562
Non-Cash Activity:
Subscription receivable for common shares	$—	$—	$17,000
Common stock issued for repayment of loans	$—	$—	$62,882
Stock issued for technology license fee	$—	$—	$1,000,000
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$—	$—	$5,824,000
Warrants exchanged for stock	$—	$—	$(901,139)
Reclassification of derivative liabilities with expired price protection provisions	$—	$—	$(3,819,928)
Issuance of note for accrued milestone payment	$—	$—	$500,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Liquidity

Organization

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was incorporated in Delaware in December 2003. Our business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and having definable pathways to commercialization, and on partnering or other monetization following the achievement of corresponding development objectives. In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group (now part of Bayer AG) for potential use in treating ischemic and other cardiovascular conditions. In March 2006, we acquired the technologies and products of InnerCool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia, or patient temperature modulation, whose systems and products are designed to rapidly and controllably cool the body to reduce cell death and damage following acute ischemic events such as cardiac arrest and stroke, and to potentially lessen or prevent associated injuries such as adverse neurologic outcomes. In August 2006, we acquired rights to assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose product candidate, ExcellarateTM is initially being developed as a single administration for the treatment of non-healing, neuropathic diabetic foot ulcers. InnerCool Therapies and Tissue Repair Company are each operated as a wholly-owned subsidiary of Cardium.

On July 24, 2009, we sold all of the assets and liabilities of our InnerCool Therapies business to Philips Electronics North America Corporation (“Philips”) for $11.25 million, of which $1,125,000 is being held in escrow as security for certain indemnification obligations, as well as the transfer of approximately $1.5 million in trade payables (the “Philips Transaction”). We have agreed to indemnify Philips for any damages arising from the breach of representations, warranties and covenants we made to Philips in the asset purchase agreement pursuant to which we sold such assets and liabilities. Under the terms of the asset purchase agreement, generally, our liability for breach of representations and warranties is capped at $3.5 million; however, our liability for breach of covenants and certain specified representations and warranties is not subject to the cap. As of March 31, 2011, we are not aware of a breach of any representation, warranty or covenant under the asset purchase agreement.

Liquidity and Going Concern

As of March 31, 2011, we had $4,934,299 in cash and cash equivalents and $1,325,000 in restricted cash. Our working capital at March 31, 2011 was $5,043,239 (excluding $484,903 for the fair value of derivative liabilities).

Net cash used in operating activities was $1,808,397 for the three months ended March 31, 2011 compared to $1,921,072 for the same period last year. The decrease in net cash used in operating activities was due primarily to the reductions in accounts payable payments which related to clinical trial costs. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to March 31, 2011, net cash used in operating activities has been $79,216,662.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sales of our debt and equity securities. From inception (December 22, 2003) to March 31, 2011, net cash provided by financing activities was $88,529,462. Net cash used in investing activities has been $4,378,501.

We anticipate that negative cash flow from operations will continue for 2011. Although we believe that we have sufficient capital to support our operations through January 1, 2012, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. Our principal objective is to complete a strategic licensing agreement or secure the approval and future sales of the Excellagen product family and/or another corporate transaction. If we fail to enter into a strategic licensing arrangement or to generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. Although we intend to secure additional working capital through sales of additional debt or equity securities, we do not have any arrangement for financing in place at this time, nor can we provide any assurance about the availability or terms of any future financing.

Our history of recurring losses and uncertainties as to whether our operations might become profitable raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

We expect to focus our principal activities on the commercialization of our licensed technologies and other technologies that we may acquire. The accompanying financial statements have been prepared in accordance with authoritative guidance for development stage enterprises.

FDIC Insured Limits

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We maintain all of our cash and cash equivalents on deposit with two financial institutions, although substantially all of our cash and cash equivalents are deposited with one institution. We perform periodic evaluations of the relative credit standing of these institutions. At March 31, 2011, our cash on deposit with the financial institution where substantially all of our cash and cash equivalents are deposited exceeded the FDIC insured limits by $4,702,182.

Restricted Cash

We have a total of $200,000 invested in a certificate of deposit that serves as collateral for an outstanding letter of credit, and is therefore restricted. The letter of credit is a security deposit towards tenant improvements for our office space and is reduced by $100,000 every year on March 1. Therefore, $100,000 is classified as non-current restricted cash and $100,000 is classified as a cash equivalent. In addition under the terms of the asset purchase agreement we entered into with Philips, we deposited $1,125,000 of the proceeds from the Philips Transaction into an escrow account as security for contractual indemnification liabilities that may arise. The escrowed amount is scheduled to be released in the next few months, therefore the $1,225,000 deposited is shown in current assets on our balance sheet as of March 31, 2011.

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

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. We do not believe there was any impairment of long-lived assets at March 31, 2011.

Loss Per Common Share

We compute loss per share, in accordance with ASC Topic 260 which requires dual presentation of basic and diluted earnings per share.

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2011 or 2010 because their effect would be anti-dilutive.

As of March 31, 2011, potentially dilutive securities consist of outstanding stock options and warrants to acquire 35,254,835 shares of our common stock. As of March 31 2010, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 42,893,622 shares of our common stock.

Stock-Based Compensation

In accordance with ASC 718, stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated as follows to research and development and general and administrative expenses as follows:

	For the Three Months Ended March 31,
	2011	2010
Research and development	$(33,915)	$42,648
General and administrative	56,434	77,831

Total stock-based compensation	$22,519	$120,479

As of March 31, 2011, we had $382,264 of unvested stock-based compensation to be recognized as expense through October 2014.

Income Taxes

We file income tax returns in the United States (federal) and California. We are principally subject to federal, state and local income tax examinations by tax authorities for years 2008 and 2009.

We periodically evaluated whether we have uncertain income tax positions requiring recognition or disclosure in our consolidated financial statements. Differences between a tax position taken or expected to be taken in our tax returns and the amount of benefit recognized and measured in the financial statements could result in unrecognized tax benefits that would be recorded as a liability for unrecognized tax benefits or a reduction to recorded tax assets, as applicable. As of March 31, 2011, no liability for unrecognized tax benefits was required to be recorded.

As of March 31, 2011, we recognized deferred tax assets of $31.7 million which are primarily comprised of net operating loss carryovers. We had net operating loss carryovers of approximately $77 million as of December 31, 2010. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2022 for federal income purposes and in 2012 for state income tax purposes.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. We consider projected future taxable income and tax planning strategies in making its assessment. At present, we do not have a sufficient history of income to conclude that it is more-likely-than-not we will be able to realize all of our tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should we become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly. For the three months ended March 31, 2011, the change in the valuation allowance was $699,605.

Recent Accounting Pronouncement

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Note 3. Intangible assets

On November 17, 2010, we entered into a custom technology access and product license agreement with BioZone Laboratories, Inc. (“BioZone”) for the co-development and strategic licensing of a portfolio of up to 20 aesthetics, advanced skin care formulations and other products for our MedPodium™ product line. The license agreement grants us a royalty-free license of BioZone technology to develop a portfolio of 20 products, customized to our product specifications. We will have exclusive rights to the products developed to its specifications. The license is for a term of 10 years with an automatic 1 year renewal and is initially being amortized over this period. We will periodically review the underlying technology which is being incorporated in our research and development efforts for any impairment. In exchange for the license we have agreed to pay BioZone a fee of $1.0 million. The net asset of $965,909 is included in the short term and long term other assets on our condensed consolidated balance sheets in the amounts of $90,909 and $875,000, respectively.

	March 31, 2011
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,000,000	$34,091	$965,909

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2011	December 31, 2010
Accrued expenses - other	122,550	123,701
Accrued payroll and benefits	636,626	624,412

Total	$759,176	$748,113

Note 5. Derivative Liabilities

Derivative liabilities consist of warrants to purchase 3,339,675 shares of our common stock that contain “down-round” provisions. The down-round provisions contained in these warrants reduce the exercise price of these warrants or increase the number of shares issuable upon exercise of these warrants if we issue new equity or equity-linked securities at prices, or with exercise or conversion prices, that are less than the exercise price of these warrants.

The fair value of the warrants was calculated using a Binomial Option Pricing Model approach with the following weighted average assumptions: exercise price $0.50, closing price of common stock $0.38, risk free interest rate of 0.59%, dividend yield of 0%, volatility of 93% and a remaining contractual term of 1.54 years. We recorded a change in fair value of $88,170 for the three months ended March 31, 2011 which is shown as change in fair value of derivative liabilities in our condensed consolidated statement of operations.

Note 6. Fair Value Hierarchy

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	March 31, 2011
Fair value of common stock warrants (derivative liabilities)	$—	$—	$484,903	$484,903
Total	$—	$—	$484,903	$484,903

Liabilities	Level 1	Level 2	Level 3	December 31, 2010
Fair value of common stock warrants (derivative liabilities)	$—	$—	$573,073	$573,073
Total	$—	$—	$573,073	$573,073

Note 7. Stock Options Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to our employees, non-employee directors and consultants.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of such plan to our employees and consultants, during the three months ended March 31, 2011. At March 31, 2011, there was no intrinsic value in the outstanding options.

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2011	3,605,000	$1.67	4.6
Granted	—	—	—
Exercised	—	—	—
Expired (vested)	—	—	—
Cancelled (unvested)	—	—	—

Balance outstanding, March 31, 2011	3,605,000	$1.67	4.5

Exercisable, March 31, 2011	2,839,736	1.89	4.4

Note 8. Common Stock Purchase Warrants

The following table summarizes warrant activity for the three months ended March 31 2011:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2011	31,649,835	$1.02	3.8
Warrants issued	—	—	—
Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, March 31, 2011	31,649,835	$1.02	3.6

Warrants exercisable at March 31, 2011	31,649,835	$1.02	3.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended March 31, 2011. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our annual report on Form 10-K for our year ended December 31, 2010 (2010 Annual Report), and other reports and documents we file with the United States Securities and Exchange Commission (SEC). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

Our business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and having definable pathways to commercialization, and on partnering or other monetization following the achievement of corresponding development objectives. Consistent with our overall business strategy, as our product opportunities and businesses are advanced and corresponding valuations established, we intend to consider various corporate development transactions designed to place our product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses.

More detailed information about our products, product candidates, our intended efforts to develop our products and our business strategy is included in our 2010 Annual Report.

Recent Developments

During 2010 and continuing into the first quarter of 2011, we continued efforts to advance the commercial development of Generx, advance our Excellagen product candidate through the FDA and enhance our Medpodium modern lifestyle product line. Recent highlights include the following:

Generx Commercial Development Plans

Generx® (alferminogene tadenovec/CardioNovo™) is an innovative DNA-based angiogenic therapy being developed for the potential treatment of myocardial ischemia due to advanced coronary artery disease. Generx is designed to stimulate and promote the growth of supplemental collateral vessels to enhance myocardial blood flow (perfusion) following a one-time intracoronary administration from a standard cardiac infusion catheter in patients who have insufficient blood flow due to atherosclerotic plaque build-up in the coronary arteries. Recent developments with respect to Generx include:

•

Agreement with bioRASI, an international contract research organization, to assist the Company in a planned late-stage clinical study and commercialization activities for Cardium’s cardiovascular biologic candidate, Generx, in Russia and affiliated jurisdictions, as well as in potentially other newly industrializing markets. Under the terms of the agreement, bioRASI will assist Cardium to conduct a proposed registration study (the Aspire Study) for patients with advanced coronary artery disease at three major medical centers in the Russian Federation. The study’s planned primary endpoint would be the improvement in reversible perfusion defect size as measured by SPECT imaging. The Russian Ministry of Health and Social Development has recently assigned Generx (alferminogene tadenovec/Ad5-FGF4) the new therapeutic drug trade name of Cardionovo™ for marketing and sales in the Russian Federation. The study is being undertaken in connection with a plan to initially commercialize Generx in the Russian Federation, and to advance forward with applications and submissions seeking approval for marketing and sales in certain other countries of the Commonwealth of Independent States, comprising former republics under the Soviet Union.

•

Presentation at the American Heart Association meeting announcing Company-sponsored research findings demonstrating improved techniques that can be used to substantially enhance adenovector-mediated gene delivery to the heart, which is used in the Company’s Generx candidate.

Advancement of Excellagen Product Candidate

Our Excellagen™ wound management medical device candidate, which is pending FDA 510(k) clearance, is a custom formulated fibrillar collagen gel being developed for the management of dermal wounds including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds, trauma wounds, and other types of wounds. The Company has continued to progress forward with the Excellagen FDA 510(k) clearance for marketing and sales in the U.S. and is in discussions with potential partners for the commercialization of Excellagen in the U.S. and internationally. Recent developments with respect to Excellagen include:

•

Agreement with Devro Medical Limited for the supply of highly-refined fibrillar bovine Type I collagen, an important component of Cardium’s Excellagen product candidate, which is the subject of a pending 510(k) clearance application with the U.S. Food and Drug Administration (FDA). In addition, Cardium continued activities associated with the planned commercial launch, including packaging and other final product requirements, and discussions with potential commercialization partners for the sale of Excellagen in the U.S. and internationally. Excellagen has been developed for patients with dermal wounds, which can include diabetic ulcers, pressure ulcers, venous ulcers, tunneled/undermined wounds, surgical and trauma wounds, second degree burns, and other types of wounds.

•

Report on the final analysis of data from the Matrix Phase 2b study which indicated that the Excellagen product candidate appeared to be both safe and well tolerated, and showed a statistically significant acceleration of wound healing (as measured by a reduction in wound radius) during the first two weeks following a one-time application compared to patients receiving standard of care therapy.

•

Publication of positive findings from the Company’s Matrix Phase 2b clinical study. The clinical paper titled, “Formulated Collagen Gel Accelerates Healing Rate Immediately after Application in Patients with Diabetic Neuropathic Foot Ulcers”, was published in the journal, Wound Repair and Regeneration, and is available online at http://www.cardiumthx.com/pdf/ExcellagenPaper_WoundRepair.pdf.

•

Exclusive commercial development rights for certain novel supramacromolecular polymer complexes, which represent a potentially novel and practical way to integrate the use of Nitric Oxide into a variety of wound healing products, and which appear to be compatible with Cardium’s Excellagen formulated collagen topical gel for wound care, which is currently the subject of a pending FDA 510(k) clearance application for marketing and sales in the United States.

•

New preclinical research findings demonstrating that the Company’s Excellagen candidate activates platelet release of platelet-derived growth factor locally at the wound site. This growth factor has been shown to play an essential role in the wound healing process.

Commercialization of MedPodium Modern Lifestyle Product Line

We are also continuing to identify and evaluate additional key ingredients and formulations from around the world for use in our MedPodium healthy lifestyle brand platform. Products selected for the MedPodium portfolio are expected to be substantiated with scientific data supporting an understanding of the mechanism of action, have well-defined manufacturing standardizations, and allow for easy to use formulation and dosage. MedPodium products are available for sale through the web-based boutique at www.medpodium.com and, the Company is waiting to initiate formal advertising and promotional programs until it has assembled a more complete portfolio of healthy lifestyle products. Recent developments with respect to our Medpodium product line include the following:

•

Website and market launch of Cardium’s MedPodium modern lifestyle product line, a portfolio of premium science-based, easy to use medicinals, neurologics, metabolics, nutraceuticals and aesthetics designed to promote and manage personal health.

•

Announcement that Dominique Dawes, an Olympic champion, is the official web-based spokesperson for MedPodium’s podiatry-focused advanced skin care line. MedPodium’s foot care products include advanced skin care products designed to provide a first line of defense for individuals at risk for foot ulcers and that will enhance and expand Cardium’s podiatry- and wound care-focused product portfolio beyond the current Excellagen product candidate.

•

Co-development and strategic licensing agreement with BioZone Laboratories, Inc. for the formulation, manufacture and licensing of a portfolio of up to 20 aesthetics, advanced skin care formulations and other products for Cardium’s MedPodium product line. Cardium plans to continue the expansion of the MedPodium product platform to encompass aesthetics, metabolics, neurologics and nutraceuticals designed to address the emerging lifestyle issues that are increasingly important in today’s technology-driven society.

•	Addition of Linée a plant-derived non-prescription dietary supplement in the form of easy-to-use capsules designed to promote healthy weight management to the MedPodium product line.**

•

Introduction of non-prescription Cerex (Panax quinquefolius) easy use 200 mg capsules, a plant-based dietary supplement designed to support cognitive performance including focus, memory and attention for healthy people of all ages.** The Company plans to initially market Cerex to groups such as college students, working professionals and seniors seeking a safe and easy to use dietary supplement intended to support cognitive function.

In 2011, we plan to commercialize our Excellagen product candidate through the pending FDA 510(k) clearance and develop new product extensions based on our custom formulated collagen product platform for additional wound healing applications, initiate the ASPIRE Generx clinical study in Russia, which is pending clearance from the Russian Ministry of Health, introduce additional product line extensions to grow our MedPodium™ modern lifestyle product platform, and continue to review acquisitions of other companies and businesses, as well as licenses covering product opportunities and technologies on favorable economic terms consistent with our long-term business strategy.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this report have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies such as derivative liabilities and stock option compensation expense that are calculated using the Black-Scholes and Binomial Option Models that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. If we were to undervalue derivative liabilities or stock option compensation expense we would understate the expense recognized in our condensed consolidated statements of operations. Conversely if we were to overvalue derivative liabilities and stock option compensation expenses we would overstate the expense recognized in our condensed consolidated statements of operations.

Our significant accounting policies are described under Item 7 of our 2010 Annual Report and in the notes to the condensed consolidated financial statements included in this report.

Results of Operations

Three months ended March 31, 2011 compared to March 31, 2010.

Research and development expenses for the three months ended March 31, 2011 were $491,574 compared to $519,962 for the same three month period last year. The decrease of $28,388 was primarily due to reductions in stock option compensation expense of $76,563, offset by the amortization of the license fee we paid to BioZone.

General and administrative expenses for the three months ended March 31, 2011 were $1,287,885 compared to $960,625 for the three months ended March 31, 2010. The $327,260 increase was primarily due to increases in salaries, payroll related expenses and professional fees, offset by a $21,397 decrease in stock option compensation expense.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended March 31, 2011 was $5,262 compared to

$4,832 for the same three month period last year. Interest expense for the three months ended March 31, 2011 was $2,613 and $1,431 at March 31, 2010 and primarily consisted of charges related to the financing of our annual insurance premiums.

Liquidity and Going Concern

As of March 31, 2011, we had $4,934,299 in cash and cash equivalents and $1,325,000 in restricted cash. Our working capital at March 31, 2011 was $5,043,239 (excluding $484,903 for the fair value of derivative liabilities).

Net cash used in operating activities was $1,808,397 for the three months ended March 31, 2011 compared to $1,921,072 for the same period last year. The decrease in net cash used in operating activities was due primarily to the reductions in accounts payable payments which related to the clinical trial costs. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to March 31, 2011, net cash used in operating activities has been $79,216,662.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sales of our debt and equity securities. From inception (December 22, 2003) to March 31, 2011, net cash provided by financing activities was $88,529,462. Net cash used in investing activities has been $4,378,501.

We anticipate that negative cash flow from operations will continue for 2011. Although we believe that we have sufficient capital to support our operations through January 1, 2012, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. Our principal objective is to complete a strategic licensing agreement or secure the approval and future sales of the Excellagen product family and/or another corporate transaction. If we fail to enter into a strategic licensing arrangement or to generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. Although we intend to secure additional working capital through sales of additional debt or equity securities, we do not have any arrangement for financing in place at this time, nor can we provide any assurance about the availability or terms of any future financing.

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

As of March 31, 2011, we did not have any significant off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the rules and regulations of the SEC, as a smaller reporting company we are not required to provide the information required by this item.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

A number of rick factors that could materially affect our business, product candidates, financial condition and results of operations are disclosed and described in our 2010 Annual Report. You should carefully consider the risks described under Item 1A of our 2010 Annual Report, as well as the other information in our 2010 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer