Form 10-Q
period 2011-06-30
Cardium Therapeutics, Inc.
filed 2011-08-15
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes  ☒    No  ☐

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

☐  Yes    ☒  No

As of August 11, 2011, the registrant had 83,097,967 shares of common stock outstanding.

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties many of which are outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,182,919	$6,644,054
Restricted cash	1,225,000	1,225,000
Prepaid expenses and other assets	146,383	134,044

Total current assets	4,554,302	8,003,098
Restricted cash	100,000	200,000
Property and equipment, net	183,718	234,942
Deposits and other long term assets	1,028,581	1,074,035

Total assets	$5,866,601	$9,512,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$632,066	$597,868
Accrued liabilities	759,979	748,113
Derivative liabilities—fair value of warrants	272,502	573,073

Current liabilities	1,664,547	1,919,054
Deferred rent	144,232	164,782

Total liabilities	1,808,779	2,083,836

Commitments and contingencies
Stockholders’ equity :
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 83,097,967 at June 30, 2011 and December 31, 2010	8,310	8,310
Additional paid-in capital	88,463,381	88,381,852
Deficit accumulated during development stage	(84,413,869)	(80,961,923)

Total stockholders’ equity	4,057,822	7,428,239

Total liabilities and stockholders’ equity	$5,866,601	$9,512,075

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2011
	2011	2010	2011	2010
Revenues
Grant revenues	$0	$0	$0	$0	$1,623,160

Operating expenses
Research and development	803,858	613,199	1,295,432	1,133,161	40,087,581
General and administrative	1,173,536	1,358,870	2,461,421	2,319,495	35,073,374

Total operating expenses	1,977,394	1,972,069	3,756,853	3,452,656	75,160,955

Loss from operations	(1,977,394)	(1,972,069)	(3,756,853)	(3,452,656)	(73,537,795)

Change in fair value of derivative liabilities	212,401	1,269,610	300,571	1,706,980	10,348,981
Gain on warrant exchange	0	0	0	0	473,872
Interest income	3,136	12,878	8,398	17,710	1,574,252
Interest expense	(1,449)	(743)	(4,062)	(2,174)	(7,120,562)

Net loss from continuing operations	$(1,763,306)	$(690,324)	$(3,451,946)	$(1,730,140)	$(68,261,252)
Net loss from discontinued operations	0	0	0	0	$(22,561,220)
Gain on sale of business unit					6,408,603

Net loss	$(1,763,306)	$(690,324)	$(3,451,946)	$(1,730,140)	$(84,413,869)

Loss per common share – basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Weighted average common shares outstanding	83,097,967	77,852,154	83,097,967	68,959,510

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,		December 22, 2003 (Inception) To June 30, 2011
	2011	2010
Cash Flows From Operating Activities
Net loss	$(3,451,946)	$(1,730,140)	$(84,413,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	0	0	(6,408,603)
Gain on sale of warrants	0	0	(518,622)
Loss on abandonment of leaseholds	0	0	135,344
Depreciation	52,582	82,255	1,952,118
Amortization—intangibles	0	0	2,696,193
Amortization—debt discount	0	0	5,291,019
Amortization—deferred financing costs	0	0	925,859
Amortization—technology and product license fee	45,454	0	56,818
Provision for obsolete inventory	0	0	200,000
Change in fair value of warrants	(300,571)	(1,706,980)	(10,348,981)
Common stock and warrants issued for services and reimbursement of expenses	0	0	203,882
Stock based compensation expense	81,529	234,792	7,328,375
In-process purchased technology	0	0	2,027,529
Changes in operating assets and liabilities
Accounts receivable	0	115,138	78,988
Inventories	0	0	(1,806,159)
Prepaid expenses and other assets	(12,339)	(64,054)	(168,064)
Deposits	0	0	(189,750)
Accounts payable	34,198	(1,294,278)	1,768,788
Accrued liabilities	11,866	572,658	76,861
Deferred rent	(20,550)	(10,149)	144,232

Net cash used in operating activities	(3,559,777)	(3,800,758)	(80,968,042)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	0	0	(1,500,000)
Fee paid to list shares issued for technology and product license	0	0	(65,000)
Purchases of property and equipment	(1,358)	(30,463)	(2,813,501)

Net cash used in investing activities	(1,358)	(30,463)	(4,378,501)

Cash Flows From Financing Activities
Proceeds from officer loan	0	0	62,882
Cash acquired in acquisitions	0	0	1,551,800
Restricted cash – collateral for letter of credit	100,000	0	(200,000)
Restricted cash – proceeds placed in escrow from sale of business	0	0	(1,125,000)
Proceeds from the exercise of warrants, net	0	0	1,258,448
Proceeds from debt financing agreement, net of debt issuance costs of $871,833	0	0	14,378,167
Proceeds from the sale of business unit	0	0	11,250,000
Repayment of debt	0	0	(15,750,000)
Proceeds from sales of common stock, net of issuance cost	0	10,393,260	77,103,165

Net cash provided by financing activities	100,000	10,393,260	88,529,462

Net increase (decrease) in cash	(3,461,135)	6,562,039	3,182,919
Cash and cash equivalents at beginning of period	6,644,054	3,363,665	0

Cash and cash equivalents at end of period	$3,182,919	$9,925,704	$3,182,919

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,062	$2,170	$1,387,357
Cash paid for income taxes	$2,400	$2,400	$26,962
Non-Cash Activity:
Subscription receivable for common shares	$0	$0	$17,000
Common stock issued for repayment of loans	$0	$0	$62,882
Stock issued for technology license fee	$0	$0	$1,000,000
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$0	$0	$5,824,000
Warrants exchanged for stock	$0	$0	$(901,139)
Reclassification of derivative liabilities with expired price protection provisions	$0	$0	$(3,819,928)
Issuance of note for accrued milestone payment	$0	$0	$500,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Liquidity

Organization

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was incorporated in Delaware in December 2003. Our business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and having definable pathways to commercialization, and on partnering or other monetization following the achievement of corresponding development objectives. In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group (now part of Bayer AG) for potential use in treating ischemic and other cardiovascular conditions. In March 2006, we acquired the technologies and products of InnerCool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia, or patient temperature modulation, whose systems and products are designed to rapidly and controllably cool the body to reduce cell death and damage following acute ischemic events such as cardiac arrest and stroke, and to potentially lessen or prevent associated injuries such as adverse neurologic outcomes. In August 2006, we acquired rights to assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose product candidate, ExcellagenTM is initially being developed as a single administration therapeutic for the treatment of non-healing, neuropathic diabetic foot ulcers. InnerCool Therapies and Tissue Repair Company are each operated as a wholly-owned subsidiary of Cardium.

On July 24, 2009, we sold all of the assets and liabilities of our InnerCool Therapies business to Philips Electronics North America Corporation (“Philips”) for $11.25 million, of which $1,125,000 is being held in escrow as security for certain indemnification obligations, as well as the transfer of approximately $1.5 million in trade payables (the “Philips Transaction”). We have agreed to indemnify Philips for any damages arising from the breach of representations, warranties and covenants we made to Philips in the asset purchase agreement pursuant to which we sold such assets and liabilities. Under the terms of the asset purchase agreement, generally, our liability for breach of representations and warranties is capped at $3.5 million; however, our liability for breach of covenants and certain specified representations and warranties is not subject to the cap. As of June 30, 2011, we are not aware of a breach of any representation, warranty or covenant under the asset purchase agreement.

Liquidity and Going Concern

As of June 30, 2011, we had $3,182,919 in cash and cash equivalents and $1,325,000 in restricted cash. Of the restricted cash, $1,125,000 related to an escrow account in connection with the sale of our Innercool Therapies business to Phillips Electronics, and should be released to us from escrow within the next month. Our working capital at June 30, 2011 was $3,162,257 (excluding $272,502 for the fair value of derivative liabilities).

Net cash used in operating activities was $3,559,777 for the six months ended June 30, 2011 compared to $3,800,758 for the same period last year. The decrease in net cash used in operating activities was due primarily to the reductions in accounts payable payments which related to clinical trial costs. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to June 30, 2011, net cash used in operating activities has been $80,968,042.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sales of our debt and equity securities. From inception (December 22, 2003) to June 30, 2011, net cash provided by financing activities was $88,529,462.

Net cash used in investing activities since inception has been $4,378,501. At June 30, 2011 we did not have any significant capital expenditure requirements.

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

We do not have any unused credit facilities or other sources of capital available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities. We do not have any arrangement for financing in place at this time, nor can we provide any assurance about the availability or terms of any future financing.

Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

We expect to focus our principal activities on the commercialization of our licensed technologies and other technologies that we may acquire. The accompanying financial statements have been prepared in accordance with authoritative guidance for development stage enterprises.

FDIC Insured Limits

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We maintain all of our cash and cash equivalents on deposit with two financial institutions, although substantially all of our cash and cash equivalents are deposited with one institution. We perform periodic evaluations of the relative credit standing of these institutions. At June 30, 2011, our cash on deposit with the financial institution where substantially all of our cash and cash equivalents are deposited exceeded the FDIC insured limits by $2,805,099.

Restricted Cash

We have a total of $200,000 invested in a certificate of deposit that serves as collateral for an outstanding letter of credit, and is therefore restricted. The letter of credit is a security deposit towards tenant improvements for our office space and is reduced by $100,000 every year on March 1. Therefore, $100,000 is classified as non-current restricted cash and $100,000 is classified as a cash equivalent. In addition under the terms of the asset purchase agreement we entered into with Philips, we deposited $1,125,000 of the proceeds from the Philips Transaction into an escrow account as security for contractual indemnification liabilities that may arise. Therefore the $1,225,000 deposited is shown in current assets on our balance sheet as of June 30, 2011. The escrowed amount should be released to us within the next month.

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

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. We do not believe there was any impairment of long-lived assets at June 30, 2011.

Loss Per Common Share

We compute loss per share, in accordance with ASC Topic 260 which requires dual presentation of basic and diluted earnings per share.

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three and six months ended June 30, 2011 or 2010 because their effect would be anti-dilutive.

As of June 30, 2011, potentially dilutive securities consist of outstanding stock options and warrants to acquire 35,254,835 shares of our common stock. As of June 30, 2010, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 42,729,005 shares of our common stock.

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

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended June 30,
	2011	2010
Research and development	$9,888	$42,825
General and administrative	49,121	71,488

Total	$59,009	$114,313

	For the Six Months Ended June 30,
	2011	2010
Research and development	$(24,026)	$85,473
General and administrative	105,555	149,319

Total	$81,529	$234,792

As of June 30, 2011, we had $323,355 of stock-based compensation to be recognized as expense through October 2014.

Income Taxes

We file income tax returns in the United States (federal) and California. We are principally subject to federal, state and local income tax examinations by tax authorities for years 2008 and 2009.

We periodically evaluate whether we have uncertain income tax positions requiring recognition or disclosure in our consolidated financial statements. Differences between a tax position taken or expected to be taken in our tax returns and the amount of benefit recognized and measured in the financial statements could result in unrecognized tax benefits that would be recorded as a liability for unrecognized tax benefits or a reduction to recorded tax assets, as applicable. As of June 30, 2011,we did not record any liability for unrecognized tax benefits.

As of June 30, 2011, we recognized deferred tax assets of $33.1 million which are primarily comprised of net operating loss carryovers. We had net operating loss carryovers of approximately $77 million as of December 31, 2010. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2022 for federal income purposes and in 2012 for state income tax purposes.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. We consider projected future taxable income and tax planning strategies in making an assessment of our ability to generate future taxable income and the degree to which we will ultimately realize the deferred tax assets. At present, we do not have a sufficient history of income to conclude that it is more-likely-than-not we will be able to realize all of our tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should we become profitable in future periods with trends supporting continuing profitability, the valuation allowance will be reversed accordingly. For the six months ended June 30, 2011, the increase in the valuation allowance was $1,469,797.

Note 3. Intangible assets

On November 17, 2010, we entered into a custom technology access and product license agreement with BioZone Laboratories, Inc. (“BioZone”) for the co-development and strategic licensing of a portfolio of up to 20 aesthetics, advanced skin care formulations and other products for our MedPodium™ product line. The license agreement grants us a royalty-free license of BioZone technology to develop a portfolio of 20 products, customized to our product specifications. We will have exclusive rights to the products developed to our specifications. The license is for a term of 10 years with an automatic 1 year renewal and is initially being amortized over this period. We will periodically review the underlying technology which is being incorporated in our research and development efforts for any impairment. In exchange for the license we have agreed to pay BioZone a fee of $1.0 million. The net asset of $943,182 after giving effect to accumulated amortization, is included in the short term and long term other assets on our condensed consolidated balance sheets in the amounts of $90,909 and $852,273, respectively.

	June 30, 2011
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,000,000	$56,818	$943,182

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010
Accrued expenses - other	125,452	123,701
Accrued payroll and benefits	634,527	624,412

Total	$759,979	$748,113

Note 5. Derivative Liabilities

Derivative liabilities consist of warrants to purchase 3,339,675 shares of our common stock that contain “down-round” provisions. The down-round provisions contained in these warrants reduce the exercise price of these warrants if we issue new equity or equity-linked securities at prices, or with exercise or conversion prices, that are less than the exercise price of these warrants.

The fair value of the warrants was calculated as of June 30, 2011using a Binomial Option Pricing Model approach with the following weighted average assumptions: exercise price $0.50, closing price of common stock $0.28, risk free interest rate of 0.26%, dividend yield of 0%, volatility of 91% and a remaining contractual term of 1.29 years. We recorded a change in fair value of $300,571 for the six months ended June 30, 2011 which is shown as change in fair value of derivative liabilities in our condensed consolidated statement of operations.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	June 30, 2011
Fair value of common stock warrants (derivative liabilities)	$—	$—	$272,502	$272,502
Total	$—	$—	$272,502	$272,502

Liabilities	Level 1	Level 2	Level 3	December 31, 2010
Fair value of common stock warrants (derivative liabilities)	$—	$—	$573,073	$573,073
Total	$—	$—	$573,073	$573,073

Note 7. Stock Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to our employees, non-employee directors and consultants.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of such plan to our employees and consultants, during the six months ended June 30, 2011. At June 30, 2011, there was no intrinsic value in the outstanding options.

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2011	3,605,000	$1.67	4.6
Granted	—	—	—
Exercised	—	—	—
Expired (vested)	—	—	—
Cancelled (unvested)	—	—	—

Balance outstanding, June 30, 2011	3,605,000	$1.67	4.3

Exercisable, June 30, 2011	2,944,421	1.86	4.1

Note 8. Common Stock Purchase Warrants

In connection with various financing transactions we have issued common stock purchase warrants to investors. The following table summarizes warrant activity for the six months ended June 30, 2011:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2011	31,649,835	$1.02	3.8
Warrants issued	—	—	—
Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, June 30, 2011	31,649,835	$1.02	3.3

Warrants exercisable at June 30, 2011	31,649,835	$1.02	3.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended June 30, 2011. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our annual report on Form 10-K for our year ended December 31, 2010 (2010 Annual Report), and other reports and documents we file with the United States Securities and Exchange

Commission (SEC). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

Recent Developments

During 2010 and continuing into the second quarter of 2011, we continued efforts to advance the commercial development of Generx, advance our Excellagen product candidate through the FDA and enhance our Medpodium modern lifestyle product line. Recent highlights include the following:

Generx Commercial Development Plans

Generx® (alferminogene tadenovec/CardioNovo™) is an innovative DNA-based angiogenic therapy being developed for the potential treatment of myocardial ischemia due to advanced coronary artery disease. Generx is designed to stimulate and promote the growth of supplemental collateral vessels to enhance myocardial blood flow (perfusion) following a one-time intracoronary administration from a standard cardiac infusion catheter in patients who have insufficient blood flow due to atherosclerotic plaque build-up in the coronary arteries. Recent developments with respect to Generx include:

•

Clearance from the Russian Ministry of Health and Social Development to commence a Phase 3 registration study for our Generx® biologic product candidate. The Russian Health Authority has assigned Generx the therapeutic drug trade name of CardionovoTM for marketing and sales in Russia.

This newly approved clinical study (referred to as the “ASPIRE” clinical study) is a randomized, controlled, parallel group, multi-center study designed to evaluate the safety and efficacy of Cardium’s Generx® product candidate using SPECT imaging to measure improvements in microvascular cardiac perfusion following a one-time, non-surgical, catheter-based administration of Generx® DNA-based angiogenic therapy. As designed, the ASPIRE clinical study is expected to enroll approximately 100 men and women with myocardial ischemia due to coronary artery disease at up to three leading medical centers in Moscow. The study’s primary efficacy endpoint will be the improvement in reversible perfusion defect size as measured by SPECT imaging. Cedars-Sinai Medical Center Nuclear Cardiology Core Laboratory (Cedars-Sinai Core Laboratory), Los Angeles, California, will serve as the central core lab for the Company’s Generx ASPIRE clinical study.

The ASPIRE clinical study will represent the fifth study under Generx’s clinical development program that when completed will have enrolled more than 750 patients at over 100 medical centers throughout the U.S., Canada, South America, Western Europe and Russia. Based on the specified clearance for the Russian Health Authority, with positive safety and efficacy data from this single registration study, Cardium’s Russian sponsor and development partner, Advanced Biosciences Research, an affiliate of the contract research organization bioRASI, would be in a position to consider the submission of an application for marketing and sales of Generx in the Russian Federation, and to proceed with applications and submissions seeking approval for marketing and sales of Generx in certain other countries of the Commonwealth of Independent States, comprising former republics under the Soviet Union. The ASPIRE study could also provide additional clinical evidence regarding the safety and effectiveness of Generx® that would be useful for optimizing and broadening commercial development pathways in other industrialized countries.

•

Presentation at the American Heart Association meeting announcing Company-sponsored research findings demonstrating improved techniques that can be used to substantially enhance adenovector-mediated gene delivery to the heart, which is used in the Company’s Generx® candidate.

Advancement of Excellagen™ Product Candidate

Our Excellagen™ wound management medical device candidate, which is pending FDA 510(k) clearance, is a custom formulated fibrillar collagen gel being developed for the management of dermal wounds including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds, trauma wounds, and other types of wounds. The Company has continued to progress forward with the Excellagen™ FDA 510(k) clearance for marketing and sales in the U.S. and are in discussions with potential partners for the commercialization of Excellagen in the U.S. and internationally. Recent developments with respect to Excellagen™ include:

•

Agreement with Devro Medical Limited for the supply of highly-refined fibrillar bovine Type I collagen, an important component of the Excellagen™ product candidate. In addition, we continued activities associated with the planned commercial launch, including packaging and other final product requirements, and discussions with potential commercialization partners for the sale of Excellagen in the U.S. and internationally.

•

Report on the final analysis of data from the Matrix Phase 2b study which indicated that the Excellagen™ product candidate appeared to be both safe and well tolerated, and showed a statistically significant acceleration of wound healing (as measured by a reduction in wound radius) during the first two weeks following a one-time application compared to patients receiving standard of care therapy.

•

Publication of positive findings from the Company’s Matrix Phase 2b clinical study. The clinical paper titled, “Formulated Collagen Gel Accelerates Healing Rate Immediately after Application in Patients with Diabetic Neuropathic Foot Ulcers”, was published in the journal, Wound Repair and Regeneration, and is available online at http://www.cardiumthx.com/pdf/ExcellagenPaper_WoundRepair.pdf.

•

Secured exclusive commercial development rights for certain novel supramacromolecular polymer complexes, which represent a potentially novel and practical way to integrate the use of Nitric Oxide into a variety of wound healing products, and which appear to be compatible with Excellagen™.

•

New preclinical research findings demonstrating that the Excellagen™ candidate activates platelet release of platelet-derived growth factor locally at the wound site. This growth factor has been shown to play an essential role in the wound healing process.

Commercialization of MedPodium™ Modern Lifestyle Product Line

We are also continuing to identify and evaluate additional key ingredients and formulations from around the world for use in our MedPodium™ healthy lifestyle brand platform. Products selected for the MedPodium™ portfolio are expected to be substantiated with scientific data supporting an understanding of the mechanism of action, have well-defined manufacturing standardizations, and allow for easy to use formulation and dosage. MedPodium™ products are currently available for sale through our web-based boutique at www.medpodium.com. We are waiting to initiate formal advertising and promotional programs until we have assembled a portfolio of marketing efficient, ready-for-sale products. Recent developments with respect to our Medpodium™ product line include the following:

•

Website and market launch of Cardium’s MedPodium™ modern lifestyle product line, a portfolio of premium science-based, easy to use medicinals, neurologics, metabolics, nutraceuticals and aesthetics designed to promote and manage personal health.

•

Announcement that Dominique Dawes, an Olympic champion, is the official web-based spokesperson for MedPodium’s podiatry-focused advanced skin care line. MedPodium’s foot care products include advanced skin care products designed to provide a first line of defense for individuals at risk for foot ulcers and that will enhance and expand Cardium’s podiatry- and wound care-focused product portfolio beyond the current Excellagen™ product candidate.

•

Development and release of Linée™ a plant-derived non-prescription dietary supplement in the form of easy-to-use capsules designed to promote healthy weight management to the MedPodium™ product line.**

•

Introduction of non-prescription Cerex™ (Panax quinquefolius) easy use 200 mg capsules, a plant-based dietary supplement designed to support cognitive performance including focus, memory and attention for healthy people of all ages.** We plan to initially market Cerex™ to college students, working professionals and seniors seeking a safe and easy to use dietary supplement intended to support cognitive function.

•

Development and release of Alena™ a non-prescription dietary supplement in capsule form that is an all-natural, non-stimulant carbohydrate blocker** . Alena™ has been formulated to include ChromeMate™ brand chromium polynicotnate.

In 2011, we plan to commercialize our Excellagen product candidate through the pending FDA 510(k) clearance and develop new product extensions based on our custom formulated collagen product platform for additional wound healing applications, initiate the ASPIRE Generx clinical study in Russia, introduce additional product line extensions to grow our MedPodium™ modern lifestyle product platform, and continue to review acquisitions of other companies and businesses, as well as licenses covering product opportunities and technologies on favorable economic terms consistent with our long-term business strategy.

** Note: These statements have not been evaluated by the Food and Drug Administration, thes products are not intended to diagnose, treat, or prevent any disease.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this report have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies such as derivative liabilities and stock option compensation expense that are calculated using the Black-Scholes and Binomial Option Models that we believe are important to the portrayal of our financial condition and results of operations. These policies require certain estimates and assumptions, and the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. If we were to undervalue derivative liabilities or stock option compensation expense we would understate the expense recognized in our condensed consolidated statements of operations. Conversely if we were to overvalue derivative liabilities and stock option compensation expenses we would overstate the expense recognized in our condensed consolidated statements of operations.

Our significant accounting policies are described under Item 7 of our 2010 Annual Report and in the notes to the condensed consolidated financial statements included in this report.

Results of Operations

Three months ended June 30, 2011 compared to June 30, 2010.

Research and development expenses for the three months ended June 30, 2011 were $803,858 compared to $613,199 for the same three month period last year. The increase of $190,659 included a $100,000 milestone payment to bioRasi upon receiving clearance from the Russian Ministry of Health and Social Development to initiate our ASPIRE study. In addition there were increases in expenses related to the development of our Excellagen product candidate partially offset by last year’s performance bonus accrual of $145,000 which was accrued during the second quarter of 2010 and covers 2007, 2008 and 2009. No performance bonus for 2010 was accrued in 2011. Half of the performance bonus accrued in 2010 was paid in the third quarter of 2010 and the remainder will be paid upon our receipt of FDA 510(k) clearance for our Excellagen product.

General and administrative expenses for the three months ended June 30, 2011 were $1,173,536 compared to $1,358,870 for the three months ended June 30, 2010. The decrease of $185,334 was the result of last year’s performance bonus accrual of $440,000 which was accrued during the second quarter of 2010 covering 2007, 2008 and 2009, offset by 2011 increases in professional fees. Half of the performance bonus accrual in 2010 was paid in the third quarter of 2010 and the remainder will be paid upon our receipt of FDA 510(k) clearance for our Excellagen product. No performance bonus for 2010 services was accrued in 2011.

Change in fair value of derivative liability was a gain of $212,401 for the three months ended June 30, 2011 compared to a gain of $1,269,610 for the same three month period in 2010. The derivative liability relates to the down round price protection feature on some of our outstanding warrants. The change in fair value of derivative liability for the three months ended June 30, 2011 versus 2010 was the result of the reduced number of warrants classified as derivative liabilities as a result of the expiration of the price protection period on some warrants and warrant redemptions which took place at the end of 2010.

Interest income for the three months ended June 30, 2011 was $3,136 compared to $12,878 for the same three month period last year. The $9,742 decrease in interest income for the three month period when compared to the same period last year was due to the decrease in cash available for investment during the respective periods. Interest expense for the three months ended June 30, 2011 was $1,449 and $743 at June 30, 2010.

Six months ended June 30, 2011 compared to June 30, 2010.

Research and development expenses for the six months ended June 30, 2011 were $1,295,432 compared to $1,133,161 for the same six month period last year. The increase of $162,271 included a $100,000 milestone payment to bioRasi upon receiving clearance from the Russian Ministry of Health and Social Development to initiate our ASPIRE study. In addition there were increases in expenses related to the development of our Excellagen product candidates and the amortization of the technology license fee we paid to BioZone partially offset by the performance bonus accrued in 2010 covering 2007, 2008, and 2009. No bonus was accrued in 2011 covering 2010.

General and administrative expenses for the six months ended June 30, 2011 were $2,461,421 compared to $2,319,495 for the six months ended June 30, 2010. The increase of $141,926 for the six month period was primarily due to increases in professional fees, and costs related to our MedPodium product line partially offset by the performance bonus accrued in 2010 covering 2007, 2008, and 2009. No bonus was accrued in 2011 covering 2010.

Changes in the fair value of derivative liability was a gain of $300,571 for the six months ended June 30, 2011 compared to a gain of $1,706,980 for the same six month period in 2010. The derivative liability relates down round price protection feature on some of our outstanding warrants. The change in fair value of derivative liability for the six months ended June 30, 2011 versus 2010 was the result of the reduced number of warrants classified as derivative liabilities as a result of the expiration of the price protection period on some warrants and warrant redemptions which took place at the end of 2010.

Interest income for the six months ended June 30, 2011 was $8,398 compared to $17,710 for the same six month period last year. The $9,312 decrease in interest income for the six month period when compared to the same period last year was related to the decrease in cash available for investment during the respective periods. Interest expense for the six months ended June 30, 2011 was $4,062 compared to $2,174 for the six months ended June 30, 2010 and primarily consisted of charges related to the financing of our annual insurance premiums.

Liquidity and Capital Resources

As of June 30, 2011, we had $3,182,919 in cash and cash equivalents and $1,325,000 in restricted cash. Of the restricted cash, $1,125,000 related to an escrow account in connection with the sale of our Innercool Therapies business to Phillips Electronics, and should be released to us from escrow within the next month. Our working capital at June 30, 2011 was $3,162,257 (excluding $272,502 for the fair value of derivative liabilities).

Net cash used in operating activities was $3,559,777 for the six months ended June 30, 2011 compared to $3,800,758 for the same period last year. The decrease in net cash used in operating activities was due primarily to reductions in expenses related to clinical trial costs. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to June 30, 2011, net cash used in operating activities has been $80,968,042.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from the sales of our debt and equity securities. From inception (December 22, 2003) to June 30, 2011, net cash provided by financing activities was $88,529,462.

Net cash used in investing activities since inception has been $4,378,501. At June 30, 2011 we did not have any significant capital expenditure requirements.

We anticipate that negative cash flow from operations will continue for 2011. Although we believe that we have sufficient capital to support our operations through January 1, 2012, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. Our principal objective is to complete a strategic licensing agreement or secure the approval and future sales of the Excellagen product family and/or another corporate transaction. If we fail to enter into a strategic licensing arrangement or to generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. We intend to raise additional working capital from the sale of debt or equity secuirities. We have an At-The-Market facility with Brinson Patrick as the sales agent, pursuant to which we can sell up to an additional $4.5 million of common stock in market transactions from time to time. Except for the ATM faclity we do not have any credit facility or other working capital facility in place at this time. We cannot provide any assurances regarding the availability or terms of any future debt or equity financing.

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

As of June 30, 2011, we did not have any significant off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors described below, a number of risk factors that could materially affect our business, product candidates, financial condition and results of operations are disclosed and described in our 2010 Annual Report. You should carefully consider the risks described below and under Item 1A of our 2010 Annual Report, as well as the other information in our 2010 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

We will need substantial additional capital to develop our products and for our future operations in the near term, which can adversely affect our stock price and valuation

We will need to raise substantial additional capital to fund our future operations. We finished the second quarter of 2011 with cash and cash equivalents of $3,182,919 and working capital of $3,162,257 (excluding $272,502 for the fair value of derivative liabilities). We incurred a net loss for the six months ended June 30, 2011 of $3,451,946. Since inception, we have incurred aggregate net losses of $84,413,869. We are continuing to advance our product candidates, but we cannot provide any assurance as to when we will begin generating substantial revenues or sufficient cash flows to cover our operating expenses.

We do not have any unused credit facilities or other sources of liquidity available to us. There are no arrangements for any additional financing in place at this time, and we cannot provide any assurances concerning the terms of any future financing. To the extent we raise additional capital through the sale of equity securities or we issue securities in connection with another transaction, our stock price can be adversely affected and the ownership position of existing stockholders could be substantially diluted. Anti-dilution adjustments to our outstanding warrants would cause further dilution. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Fluctuating interest rates could also increase the costs of any debt financing we may obtain. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short-term liquidity.

A delisting from the NYSE Amex could adversely affect the price of our common stock.

We received a notice from the staff of the NYSE AMEX noting that, based on their review of our Quarterly Report for the period ended September 30, 2010, we did not meet the exchange’s continued listing requirement of Section 1003(a)(iii) because we failed to have a minimum “stockholders equity” of $6.0 million on that date. We were given an opportunity to submit a plan that would demonstrate our expectation to reestablish compliance with the listing standard by August 26, 2011. We submitted a plan that was accepted, but our progress towards compliance remains subject to periodic review by the exchange staff during the period covered by the plan. At June 30, 2011, we had stockholder’s equity of $4.1 million. We have a plan to regain compliance with the continued listing standards by the August 26, 2011 date. However, if the exchange staff determines that we have not made sufficient progress toward compliance they could move to delist our shares from the NYSE Amex exchange. If our common stock were to be delisted from the NYSE Amex exchange, it would be expected to trade over-the-counter on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board typically have lower trading volumes and greater spreads between the bid and ask prices, compared to stocks listed on national stock exchanges. Delisting of our common stock from the NYSE Amex, if it were to occur, may adversely impact the price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

2.1	Asset Purchase Agreement dated June 26, 2011 by and among Transdel Pharmaceuticals, Inc., Cardium Healthcare, Inc. and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated June 26, 2011, filed with the SEC on June 27, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Furnished herewith.

101	The following financial statements and footnotes from the Cardium Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer