Form 10-Q
period 2011-09-30
Cardium Therapeutics, Inc.
filed 2011-11-14
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

☐  Yes     ☒  No

As of November 11, 2011, the registrant had 92,898,373 shares of common stock outstanding.

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

•	our ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

•	our ability to maintain the listing of our common stock on a national exchange;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	the outcome of litigation matters;

•	the future performance of our personnel, consultants and collaborators;

•	our ability to successfully manage and conduct operations outside the United States;

•	current and future economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements

The forward-looking statements in this report speak only as of the date of this report. Forward-looking statements are subject to certain events, risks, and uncertainties many of which are outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Caution should be taken not to place undue reliance on any such forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,258,072	$6,644,054
Restricted cash	100,000	1,225,000
Prepaid expenses and other assets	237,148	134,044

Total current assets	2,595,220	8,003,098
Restricted cash	100,000	200,000
Property and equipment, net	161,107	234,942
Deposits and other long term assets	1,096,762	1,074,035

Total assets	$3,953,089	$9,512,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$446,738	$597,868
Accrued liabilities	749,511	748,113
Derivative liabilities—fair value of warrants	114,874	573,073

Current liabilities	1,311,123	1,919,054
Deferred rent	131,272	164,782

Total liabilities	1,442,395	2,083,836

Commitments and contingencies
Stockholders’ equity :
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 83,097,967 at September 30, 2011 and December 31, 2010	8,310	8,310
Additional paid-in capital	88,516,536	88,381,852
Deficit accumulated during development stage	(86,014,152)	(80,961,923)

Total stockholders’ equity	2,510,694	7,428,239

Total liabilities and stockholders’ equity	$3,953,089	$9,512,075

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 22, 2003 (Inception) to September 30, 2011
	2011	2010	2011	2010
Revenues
Grant revenues	$0	$0	$00	$0	$1,623,160

Operating expenses
Research and development	578,981	738,014	1,874,413	1,871,175	40,666,562
General and administrative	1,180,199	1,083,066	3,641,620	3,402,561	36,253,573

Total operating expenses	1,759,180	1,821,080	5,516,033	5,273,736	76,920,135

Loss from operations	(1,759,180)	(1,821,080)	(5,516,033)	(5,273,736)	(75,296,975)

Change in fair value of derivative liabilities	157,628	(1,636,700)	458,199	70,280	10,506,609
Gain on warrant exchange	0	0	0	0	473,872
Interest income	1,622	9,296	10,020	27,006	1,575,874
Interest expense	(353)	(247)	(4,415)	(2,421)	(7,120,915)

Net loss from continuing operations	$(1,600,283)	$(3,448,731)	$(5,052,229)	$(5,178,871)	$(69,861,535)
Net loss from discontinued operations	0	0	0	0	(22,561,220)
Gain on sale of business unit	0	0	0	0	6,408,603

Net loss	$(1,600,283)	$(3,448,731)	$(5,052,229)	$(5,178,871)	$(86,014,152)

Loss per common share – basic and diluted	$(0.02)	$(0.04)	$(0.06)	$(0.07)
Weighted average common shares outstanding	83,097,967	77,852,154	83,097,967	71,956,298

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,		December 22, 2003 (Inception) To September 30, 2011
	2011	2010
Cash Flows From Operating Activities
Net loss	$(5,052,229)	$(5,178,871)	$(86,014,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	0	0	(6,408,603)
Gain on sale of warrants	0	0	(518,622)
Loss on abandonment of leaseholds	0	0	135,344
Depreciation	78,243	124,335	1,977,779
Amortization—intangibles	0	0	2,696,193
Amortization—debt discount	0	0	5,291,019
Amortization—deferred financing costs	0	0	925,859
Amortization—technology and product license fee	68,182	0	79,546
Provision for obsolete inventory	0	0	200,000
Change in fair value of warrants	(458,199)	(70,280)	(10,506,609)
Common stock and warrants issued for services and reimbursement of expenses	0	0	203,882
Stock based compensation expense	134,684	315,129	7,381,530
In-process purchased technology	0	0	2,027,529
Changes in operating assets and liabilities
Accounts receivable	0	115,138	78,988
Inventories	0	0	(1,806,159)
Prepaid expenses and other assets	(194,013)	(55,907)	(349,738)
Deposits	0	0	(189,750)
Accounts payable	(151,130)	(1,493,351)	1,583,460
Accrued liabilities	1,398	283,255	66,393
Deferred rent	(33,510)	(17,741)	131,272

Net cash used in operating activities	(5,606,574)	(5,978,293)	(83,014,839)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	0	0	(1,500,000)
Fee paid to list shares issued for technology and product license	0	0	(65,000)
Purchases of property and equipment	(4,408)	(32,984)	(2,816,551)

Net cash used in investing activities	(4,408)	(32,984)	(4,381,551)

Cash Flows From Financing Activities
Proceeds from officer loan	0	0	62,882
Cash acquired in acquisitions	0	0	1,551,800
Restricted cash – collateral for letter of credit	100,000	0	(200,000)
Restricted cash – proceeds placed in escrow from sale of business	1,125,000	0	—
Proceeds from the exercise of warrants, net	0	0	1,258,448
Proceeds from debt financing agreement, net of debt issuance costs of $871,833	0	0	14,378,167
Proceeds from the sale of business unit	0	0	11,250,000
Repayment of debt	0	0	(15,750,000)
Proceeds from sales of common stock, net of issuance cost	0	10,348,260	77,103,165

Net cash provided by financing activities	1,225,000	10,348,260	89,654,462

Net (decrease) increase in cash	(4,385,982)	4,336,983	2,258,072
Cash and cash equivalents at beginning of period	6,644,054	3,363,665	—

Cash and cash equivalents at end of period	$2,258,072	$7,700,648	$2,258,072

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,415	$2,170	$1,387,710
Cash paid for income taxes	$2,400	$2,400	$26,962
Non-Cash Activity:
Subscription receivable for common shares	$0	$0	$17,000
Common stock issued for repayment of loans	$0	$0	$62,882
Stock issued for technology license fee	$0	$0	$1,000,000
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$0	$0	$5,824,000
Warrants exchanged for stock	$0	$0	$(901,139)
Reclassification of derivative liabilities with expired price protection provisions	$0	$0	$(3,819,928)
Issuance of note for accrued milestone payment	$0	$0	$500,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Liquidity

Organization

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was incorporated in Delaware in December 2003. Our business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and having definable pathways to commercialization, and on partnering or other monetization following the achievement of corresponding development objectives. In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group (now part of Bayer AG) for potential use in treating ischemic and other cardiovascular conditions. In March 2006, we acquired the technologies and products of InnerCool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia, or patient temperature modulation, whose systems and products are designed to rapidly and controllably cool the body to reduce cell death and damage following acute ischemic events such as cardiac arrest and stroke, and to potentially lessen or prevent associated injuries such as adverse neurologic outcomes. In August 2006, we acquired rights to assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose product candidate, ExcellagenTM is initially being developed as a single administration therapeutic for the treatment of non-healing, neuropathic diabetic foot ulcers.Post-Hypothermia Corporation (formerly InnerCool Therapies, Inc.) and Tissue Repair Company are each operated as a wholly-owned subsidiary of Cardium.

On July 24, 2009, we sold all of the assets and liabilities of our InnerCool Therapies business to Philips Electronics North America Corporation for $11.25 million. In connection with the sale $1,125,000 was held in escrow as security for certain indemnification obligations, as well as the transfer of approximately $1.5 million in trade payables. During the third quarter of 2011 we received the funds held in escrow net of approximately $50,000 for adjustments to a working capital purchase price adjustment and for other costs incurred in connection with the closing of this transaction.

Liquidity and Going Concern

As of September 30, 2011, we had $2,258,072 in cash and cash equivalents and $200,000 in restricted cash. Our working capital at September 30, 2011 was $1,398,971 (excluding $114,874 for the fair value of derivative liabilities). Subsequent to September 30, 2011 we sold 9,800,406 shares of common stock under an at-the-market facility at an average selling price of $0.46 per share, raising net proceeds totaling approximately $4.3 million. No warrants were issued with these shares. – see Note 9 Subsequent Events.

Net cash used in operating activities was $5,606,574 for the nine months ended September 30, 2011 compared to $5,978,293 for the same period last year. The decrease in net cash used in operating activities was due primarily to the reductions in clinical trial costs in 2011 compared to 2010. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to September 30, 2011, net cash used in operating activities has been $83,014,839.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. From inception (December 22, 2003) to September 30, 2011, net cash provided by financing activities has been $89,654,462.

Net cash used in investing activities since inception has been $4,381,551. At September 30, 2011 we did not have any significant capital expenditure requirements.

We anticipate that negative cash flow from operations will continue for 2012. Although we believe that we currently have sufficient capital to support our operations through July 1, 2012, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. Our principal objective is to complete a strategic licensing agreement or launch and generate future sales of the Excellagen product family and/or another corporate transaction. If we fail to enter into a strategic licensing arrangement or to generate sufficient product sales, we will not generate sufficient cash flows from operations to cover our operating expenses.

We do not have any unused credit facilities available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities. On September 28, 2010, we entered into a Sales Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to our shelf registration statement. Other than this at-the-market facility, we do not have any financing arrangements in place at this time, nor can we provide any assurance about the availability or terms of any future financing.

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

FDIC Insured Limits

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We maintain all of our cash and cash equivalents on deposit with two financial institutions, although substantially all of our cash and cash equivalents are deposited with one institution. We perform periodic evaluations of the relative credit standing of these institutions. At September 30, 2011, our cash on deposit with the financial institution where substantially all of our cash and cash equivalents are deposited exceeded the FDIC insured limits by $1,856,518.

Restricted Cash

We have a total of $200,000 invested in a certificate of deposit that serves as collateral for an outstanding letter of credit, and is therefore restricted. The letter of credit is a security deposit towards tenant improvements for our office space and is reduced by $100,000 every year on March 1. Therefore, $100,000 is classified as non-current restricted cash and $100,000 is classified as a cash equivalent as of September 30, 2011 in our condensed consolidated balance sheets.

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

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. We do not believe there was any impairment of long-lived assets at September 30, 2011.

Loss Per Common Share

We compute loss per share, in accordance with ASC Topic 260 which requires dual presentation of basic and diluted earnings per share.

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three and nine months ended September 30, 2011 or 2010 because their effect would be anti-dilutive.

As of September 30, 2011, potentially dilutive securities consist of outstanding stock options and warrants to acquire 35,254,835 shares of our common stock. As of September 30, 2010, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 42,423,622 shares of our common stock.

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

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended September 30,
	2011	2010
Research and development	$9,821	$20,356
General and administrative	43,334	59,981

Total	$53,155	$80,337

	For the Nine Months Ended September 30,
	2011	2010
Research and development	$(14,205)	$105,829
General and administrative	148,889	209,300

Total	$134,684	$315,129

As of September 30, 2011, we had $270,236 of stock-based compensation to be recognized as expense through October 2014.

Income Taxes

We file income tax returns in the United States (federal) and California. We are principally subject to federal, state and local income tax examinations by tax authorities for years 2008, 2009 and 2010.

We periodically evaluate whether we have uncertain income tax positions requiring recognition or disclosure in our consolidated financial statements. Differences between a tax position taken or expected to be taken in our tax returns and the amount of benefit recognized and measured in the financial statements could result in unrecognized tax benefits that would be recorded as a liability for unrecognized tax benefits or a reduction to recorded tax assets, as applicable. As of September 30, 2011, we did not record any liability for unrecognized tax benefits.

As of September 30, 2011, we recognized deferred tax assets of $34 million which are primarily comprised of net operating loss carryovers. We had net operating loss carryovers of approximately $77 million as of December 31, 2010. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2022 for federal income purposes and in 2012 for state income tax purposes.

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

The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should we become profitable in future periods with trends supporting continuing profitability, the valuation allowance will be reversed accordingly. For the nine months ended September 30, 2011, the increase in the valuation allowance was $2,155,538.

Note 3. Intangible assets

On November 17, 2010, we entered into a custom technology access and product license agreement with BioZone Laboratories, Inc. (“BioZone”) for the co-development and strategic licensing of a portfolio of up to 20 aesthetics, advanced skin care formulations and other products for our MedPodium™ product line. The license agreement grants us a royalty-free license of BioZone technology to develop a portfolio of 20 products, customized to our product specifications. We will have exclusive rights to the products developed to our specifications. The license is for a term of 10 years with an automatic 1 year renewal and is initially being amortized over this period. We periodically review the underlying technology which is being incorporated in our research and development efforts for any impairment. In exchange for the license we paid BioZone a fee of $1.0 million. The net asset of $920,454 after giving effect to accumulated amortization, is included in long term other assets in our condensed consolidated balance sheets.

	September 30, 2011
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,000,000	$79,546	$920,454

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2011	December 31, 2010
Accrued expenses - other	123,702	123,701
Accrued payroll and benefits	625,809	624,412

Total	$749,511	$748,113

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

The fair value of the warrants was calculated as of September 30, 2011 using a Binomial Option Pricing Model approach with the following weighted average assumptions: exercise price $0.50, closing price of common stock $0.16, risk free interest rate of 0.10%, dividend yield of 0%, volatility of 91% and a remaining contractual term of 1.04 years. We recorded a change in fair value of $458,199 for the nine months ended September 30, 2011 which is shown as change in fair value of derivative liabilities in our condensed consolidated statement of operations.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	September 30, 2011
Fair value of common stock warrants (derivative liabilities)	$—	$—	$114,874	$114,874
Total	$—	$—	$114,874	$114,874

Liabilities	Level 1	Level 2	Level 3	December 31, 2010
Fair value of common stock warrants (derivative liabilities)	$—	$—	$573,073	$573,073
Total	$—	$—	$573,073	$573,073

Note 7. Stock Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to our employees, non-employee directors and consultants.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of such plan to our employees and consultants, during the nine months ended September 30, 2011. At September 30, 2011, there was no intrinsic value in the outstanding options.

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2011	3,605,000	$1.67	4.6
Granted	—	—	—
Exercised	—	—	—
Expired (vested)	—	—	—
Cancelled (unvested)	—	—	—

Balance outstanding, September 30, 2011	3,605,000	$1.67	4.0

Exercisable, September 30, 2011	3,041,435	1.83	3.9

Note 8. Common Stock Purchase Warrants

In connection with various financing transactions we have issued common stock purchase warrants to investors. The following table summarizes warrant activity for the nine months ended September 30, 2011:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2011	31,649,835	$1.02	3.8
Warrants issued	—	—	—
Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, September 30, 2011	31,649,835	$0.98	3.0

Warrants exercisable at September 30, 2011	31,649,835	$0.98	3.0

Warrants by Price Range
Warrants priced between $0.50 and $0.64	20,421,163	$0.59	3.1
Warrants priced between $0.90 and $3.78	11,228,672	$1.69	2.9

Balance outstanding, September 30, 2011	31,649,835	$0.98	3.0

Note 9. Subsequent events

On October 10, 2011 we received 510(k) clearance from the U.S. Food and Drug Administration (FDA) to market and sell our Excellagen™ professional-use, sterile, syringe-based advanced wound care product for the management of diabetic foot ulcers, pressure ulcers and other dermal wounds.

Subsequent to September 30, 2011 we sold 9,800,406 shares under our at-the-market facility at an average selling price of $0.46, for net proceeds of $4.3 million. No warrants were issued with these shares. Prior to the sale of these shares, we had 3,300,000 warrants outstanding with price protection provisions; the exercise price of these warrants was reduced from $0.50 to $0.46 per share as a result of these transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended September 30, 2011. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our annual report on Form 10-K for our year ended December 31, 2010 (our “2010 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Overview

We are a medical technology company primarily focused on the development and commercialization of novel therapeutics and medical devices for cardiovascular and ischemic disease, wound healing and tissue repair. Since we were initially funded in October 2005, we have made three strategic acquisitions and assembled a portfolio of innovative late-stage cardiovascular and regenerative medicine product candidates. We have established a pipeline of innovative products that are divided into two operating units: Cardium Biologics, which is developing our Generx and Medpodium product lines; and the Tissue Repair Company, which is developing our Excellagen Product Line. We report our operations in a single operating segment.

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

Recent Developments

During 2010 and continuing into thefirst three quarters of 2011, we continued efforts to advance the commercial development of Generx, complete the commercial development of Excellagen, and enhance our Medpodium modern lifestyle product line. Recent highlights include the following:

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

Recent developments with respect to Generx include:

•

Clearance from the Russian Ministry of Health and Social Development to commence a Phase 3 registration study for the Company’s Generx® (alferminogene tadenovec, Ad5FGF-4) biologic product candidate. The Russian Health Authority has assigned Generx the therapeutic drug trade name of CardionovoTM for marketing and sales in Russia.

•

This clinical study (referred to as the “ASPIRE” clinical study) is a randomized, controlled, parallel group, multi-center study designed to evaluate the safety and efficacy of Cardium’s Generx® product candidate using SPECT imaging to measure improvements in microvascular cardiac perfusion following a one-time, non-surgical, catheter-based administration of Generx® DNA-based angiogenic therapy. As designed, the ASPIRE clinical study is expected to enroll approximately 100 men and women with myocardial ischemia due to coronary artery disease at up to three leading medical centers in Moscow. The study’s primary efficacy endpoint will be the improvement in reversible perfusion defect size as measured by SPECT imaging. Cedars-Sinai Medical Center Nuclear Cardiology Core Laboratory (Cedars-Sinai Core Laboratory), Los Angeles, California, will serve as the central core lab for the Company’s Generx ASPIRE clinical study

•

The ASPIRE clinical study will be the fifth study under Generx’s clinical development program that when completed will have enrolled more than 750 patients at over 100 medical centers throughout the U.S., Canada, South America, Western Europe and Russia. Based on the specified clearance for the Russian Health Authority, with positive safety and efficacy data from this single registration study, Cardium’s Russian sponsor and development partner, Advanced Biosciences Research, an affiliate of the contract research organization bioRASI, would be in a position to consider the submission of an application for marketing and sales of Generx in the Russian Federation, and to proceed with applications and submissions seeking approval for marketing and sales of Generx in certain other countries of the Commonwealth of Independent States, comprising former republics under the Soviet Union. The ASPIRE study could also provide additional clinical evidence regarding the safety and effectiveness of Generx® that would be useful for optimizing and broadening commercial development pathways in other industrialized countries.

•

Presentation at the American Heart Association meeting announcing Company-sponsored research findings demonstrating improved techniques that can be used to substantially enhance adenovector-mediated gene delivery to the heart, which is used in the Company’s Generx® candidate.

Advancement of Excellagen™ Product Candidate

Our Excellagen™ wound management medical device candidate, which received FDA 510(k) clearance on October 10, 2011, is a custom formulated fibrillar collagen gel being developed for the management of dermal wounds including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds, trauma wounds, and other types of wounds. The Company has continued to progress forward with the Excellagen™ for marketing and sales in the U.S. and is in discussions with potential partners for the commercialization of Excellagen in the U.S. and internationally.

Recent developments with respect to Excellagen™ include:

•

On October 10, 2011, after the period covered by this report, we received 510(k) clearance from the U.S. Food and Drug Administration (FDA) to market and sell Excellagen™ professional-use, sterile, syringe-based advanced wound care product.

•

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

•

Development and release of Alena™ a non-prescription dietary supplement in capsule form that is all-natural, non-stimulant carbohydrate blocker** .. Alena™ has been formulated to include ChromeMate™ brand chromium polynicotnate.

•

Development of an initial portfolio of products called Nutra-Apps™, which will be targeted to the tech-focused millennial generation. Neo-Energy™, an energy capsule equivalent to one energy beverage shot and Neo-Carb Bloc™, a capsule to help regulate starch digestion, are now completed and are expected to be available for sale during fourth quarter 2011 at select convenience stores on the East Coast and in the Southwest.

During the remainder of 2011 and 2012, we plan to commercialize our Excellagen product candidate and develop new product extensions based on our custom formulated collagen product platform for additional wound healing applications, initiate the ASPIRE Generx clinical study in Russia, introduce additional product line extensions to grow our MedPodium™ modern lifestyle product platform, and continue to review acquisitions of other companies and businesses, as well as licenses covering product opportunities and technologies on favorable economic terms consistent with our long-term business strategy.

** Note: These statements have not been evaluated by the Food and Drug Administration, these products are not intended to diagnose, treat, or prevent any disease.

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

Results of Operations

Three months ended September 30, 2011 compared to September 30, 2010.

Research and development expenses for the three months ended September 30, 2011 were $578,981 compared to $738,014 for the same three month period last year. The decrease of $159,033 was due to reductions in direct clinical costs, professional fees and contract research.

General and administrative expenses for the three months ended September 30, 2011 were $1,180,199 compared to $1,083,066 for the three months ended September 30, 2010. The increase of $97,133 was due to modest increases in professional fees, employee benefits and payroll related costs.

Change in fair value of derivative liability was a gain of $157,628 for the three months ended September 30, 2011 compared to a loss of $1,636,700 for the same three month period in 2010. The derivative liability relates to the down round price protection feature on some of our outstanding warrants. The change in fair value of derivative liability for the three months ended September 30, 2011 versus 2010 was the result of the reduced number of warrants classified as derivative liabilities as a result of the expiration of the price protection period on certain of our outstanding warrants, warrant redemptions conducted in December 2010, shorter remaining contractual lives on the remaining warrants, and an overall reduction in the price of our stock.

Interest income for the three months ended September 30, 2011 was $1,622 compared to $9,296 for the same three month period last year. The $7,674 decrease in interest income for the three month period when compared to the same period last year was due to the decrease in cash available for investment during the respective periods. Interest expense for the three months ended September 30, 2011 was $353 and $247 at September 30, 2010.

Nine months ended September 30, 2011 compared to September 30, 2010.

Research and development expenses for the nine months ended September 30, 2011 were $1,874,413 compared to $1,871,175 for the same nine month period last year. The slight increase of $3,238 was the result of increases in expenses related to the development of our Excellagen product candidates and the amortization of the technology license fee we paid to BioZone, along with a $100,000 milestone payment to bioRasi upon receiving clearance from the Russian Ministry of Health and Social Development to initiate our ASPIRE study offset by a decrease to a performance bonus accrued in 2010 covering 2007, 2008, and 2009. No bonus was accrued in 2011 covering 2010 and reductions in professional fees.

General and administrative expenses for the nine months ended September 30, 2011 were $3,641,620 compared to $3,402,561 for the nine months ended September 30, 2010. The increase of $239,059 for the nine month period was primarily due to increases in professional fees and costs related to the development and launch of our MedPodium product line partially offset by the performance bonus accrued in 2010 covering 2007, 2008, and 2009. No bonus was accrued in 2011 covering 2010.

Changes in the fair value of derivative liability was a gain of $458,199 for the nine months ended September 30, 2011 compared to a gain of $70,280 for the same nine month period in 2010. The derivative liability relates down round price protection feature on some of our outstanding warrants. The change in fair value of derivative liability for the nine months ended September 30, 2011 versus 2010 was the result of the reduced number of warrants classified as derivative liabilities as a result of the expiration of the price protection period on certain of our outstanding warrants, warrant redemptions conducted in December 2010, shorter remaining contractual lives on the remaining warrants, and an overall reduction in the price of our stock.

Interest income for the nine months ended September 30, 2011 was $10,020 compared to $27,006 for the same nine month period last year. The $16,986 decrease in interest income for the nine month period when compared to the same period last year was related to the decrease in cash available for investment during the respective periods. Interest expense for the nine months ended September 30, 2011 was $4,415 compared to $2,421 for the nine months ended September 30, 2010 and primarily consisted of charges related to the financing of our annual insurance premiums.

Liquidity and Capital Resources

As of September 30, 2011, we had $2,258,072 in cash and cash equivalents and $200,000 in restricted cash. Our working capital at September 30, 2011 was $1,398,971 (excluding $114,874 for the fair value of derivative liabilities). Subsequent to September 30, 2011 we sold 9,800,406 shares of common stock under an at-the-market facility at an average selling price of $0.46 per share, raising net proceeds totaling approximately $4.3 million. No warrants were issued with these shares. – see Note 9 Subsequent Events.

Net cash used in operating activities was $5,606,574 for the nine months ended September 30, 2011 compared to $5,978,293 for the same period last year. The decrease in net cash used in operating activities was due primarily to the reductions in accounts payable payments which related to clinical trial costs. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to September 30, 2011, net cash used in operating activities has been $83,014,839.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. From inception (December 22, 2003) to September 30, 2011, net cash provided by financing activities has been $89,654,462.

Net cash used in investing activities since inception has been $4,381,551. At September 30, 2011 we did not have any significant capital expenditure requirements.

On September 28, 2010, we entered into a Sales Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to our shelf registration statement. Subsequent to September 30, 2011 we sold 9,800,406 shares of common stock under our at-the-market facility at an average selling price of $0.46 per share, generating net proceeds of approximately $4.3 million. No warrants were issued with these shares.

We anticipate that negative cash flow from operations will continue for 2012. Although we believe that we currently have sufficient capital to support our operations through July 1, 2012, we are still a development stage company subject to all of the risks and uncertainties that are typical in the lifecycle stage of our business. Our principal near-term objective is to complete a strategic licensing agreement or launch and generate future sales of the Excellagen product family and/or another corporate transaction. If we fail to enter into a strategic licensing arrangement or to generate sufficient product sales, we will not generate sufficient cash flows from operations to cover our operating expenses.

We do not have any unused credit facilities available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities. On September 28, 2010, we entered into a Sales Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to our shelf registration statement. Other than this at-the-market facility, we do not have any financing arrangements in place at this time, nor can we provide any assurance about the availability or terms of any future financing.

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

As of September 30, 2011, we did not have any significant off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need substantial additional capital to develop our products and support our future operations in the near term. Any sale of securities may be dilutive to existing stockholders and may adversely affect the price of our stock.

We will need to raise substantial additional capital to fund our future operations. We finished the third quarter of 2011 with cash and cash equivalents of $2,258,072 and working capital of $1,398,971 (excluding $114,874 for the fair value of derivative liabilities). We incurred a net loss for the nine months ended September 30, 2011 of $5,052,229. Since inception, we have incurred aggregate net losses of $86,014,152. We are continuing to advance our product candidates, but we cannot provide any assurance as to when we will begin generating substantial revenues or sufficient cash flows to cover our operating expenses.

We do not have any unused credit facilities available to us. On September 28, 2010, we entered into a Sales Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to a shelf registration statement. Other than this at-the-market facility, there are no arrangements for any additional financing in place at this time, and we cannot provide any assurances concerning the terms of any future financing.

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

We may not be able to maintain the listing of our common stock on the NYSE Amex stock exchange. Any de-listing could have a material impact on the trading in our common stock, including the liquidity and price of our common stock. Any de –listing, if it were to occur, would impact our ability to raise capital through our at-the-market facility.

Our common stock is currently listed on the NYSE Amex stock exchange (the “Exchange”). To maintain that listing, we must continue to comply with various listing standards of the Exchange, as set forth in Part 10 of the Exchange’s Company Guide. In November 2010, we received a notice from the staff of the Exchange noting that, based on their review of publicly available information; we did not meet certain of the Exchange’s continued listing standards related to the maintenance of a minimum level of stockholders’ equity and losses from ongoing operations. In December 2010, we submitted a plan of compliance (the “Plan”) advising the Exchange of the actions taken or to be taken to regain compliance with the Company Guide, particularly the maintenance of $6.0 million of stockholders equity in accordance with Section 1003(a)(iii) of the Company Guide, by August 26, 2011, which was accepted by the Exchange.

After completing a review of our business development and related activities, on September 23, 2011, the Exchange notified us that it had accepted our modified plan of compliance and granted us an extension until December 31, 2011 to regain compliance with the continued listing standards. We will be subject to periodic review by Exchange staff during the extension period. Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the applicable extension period could result in the Exchange initiating procedures to de-list our shares from the Exchange, in which case we would be provided with a period of time in which to appeal any such determination in order to regain compliance.

These matters have no current effect on the listing or the trading of our shares on the exchange. If we do not ultimately reestablish compliance within any established period, and do not successfully appeal any potential future determination regarding a delisting, or elect not to continue listing with our current exchange, then our stock would continue to be traded electronically, as it is now, but on the OTC Bulletin Board, a regulated quotation service that provides quotes, sale prices and volume information in over-the-counter equity securities. Our common stock was traded on the OTC Bulletin Board until July 2007, when we elected to instead list our shares on the Exchange. De-listing would impact our ability to raise capital under our at-the-market facility. The shares sold under that facility are registered on a registration statement on Form S-3. Listing on a national exchange is one of the requirements for our use of Form S-3 for sales of securities

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Furnished herewith.

101	The following financial statements and footnotes from the Cardium Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer