Form 10-K
period 2011-12-31
Cardium Therapeutics, Inc.
filed 2012-03-30
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of common equity held by non-affiliates computed as of the last business day of the registrant’s most recently completed second quarter was $21.1 million based on the closing sale price of $0.28 reported by NYSE Amex on June 30, 2011. For this purpose all officers, directors and 10% stockholders of the registrant were assumed to be affiliates.

As of March 20, 2012, 119,617,356 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be filed on or before April 30, 2012.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

•	planned development pathways and potential commercialization activities or opportunities;

•	the timing, conduct and outcome of discussions with regulatory agencies, regulatory submissions and clinical trials, including the timing for completion of clinical studies;

•	our beliefs and opinions about the safety and efficacy of our products and product candidates and the anticipated results of our clinical studies and trials;

•

our ability to enter into acceptable relationships with one or more contract manufacturers or other service providers on which may depend, and the ability of such contract manufacturers or other service providers to manufacture biologics, devices, nutraceuticals or other key products or components, or to provide other services, of an acceptable quality on a timely and cost-effective basis;

•

our ability to enter into acceptable relationships with one or more development or commercialization partners to advance the commercialization of new products and product candidates and the timing of any product launches;

•	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	our ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

•	our ability to maintain the listing of our common stock on a national exchange;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	the outcome of litigation matters;

•	our personnel, consultants and collaborators;

•	expectations concerning our operations outside the United States;

•	current and future economic and political conditions;

•	overall industry and market performance;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

Unless the context requires otherwise, all references in this report to the “Company,” “Cardium,” “we,” “our,” and “us” refer to Cardium Therapeutics, Inc. and, as applicable, Post-Hypothermia Corporation (formerly, InnerCool Therapies, Inc.), Tissue Repair Company, MedPodium Health Sciences, Inc., and Medpodium Health Products, Inc., each a wholly-owned subsidiary of Cardium.

PART I

ITEM 1.	BUSINESS

Overview

Cardium Therapeutics, Inc. was organized in Delaware in December 2003. Our business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and definable pathways to commercialization, partnering or other monetization following the achievement of corresponding development objectives. As a development stage company, we have yet to generate positive cash flows from operations and are essentially dependent on debt and equity funding and partnering or other monetization transactions to finance our operations. Key transactions and developments include the following:

•

In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group (now part of Bayer AG) for potential use in treating ischemic and other cardiovascular conditions, including Generx®, a product candidate being developed for patients with chronic myocardial ischemia (insufficient blood flow within the heart muscle) due to coronary heart disease.

•

In March 2006, we acquired the technologies and products of InnerCool Therapies, Inc., a medical technology company in the emerging field of therapeutic hypothermia or patient temperature modulation, whose systems and products are designed to rapidly and controllably cool the body to reduce cell death and damage following acute ischemic events.

•

In August 2006, we acquired rights to the assets and technologies of Tissue Repair Company, a company focused on the development of therapeutics for the potential treatment of chronic wounds and other tissue injuries. Tissue Repair Company’s Excellagen™ and Excellarate™ product candidates are initially being developed for the potential treatment of chronically non-healing diabetic foot ulcers. Tissue Repair Company is operated as a wholly-owned subsidiary of Cardium.

•

In July 2008, Cardium’s InnerCool Therapies subsidiary received a CE mark for European commercialization of an enhanced endovascular temperature modulation device, RapidBlue™, developed to quickly and controllably cool the body and potentially lessen or prevent associated injuries following acute ischemic events such as cardiac arrest or stroke.

•	In October 2008, InnerCool received 510(k) clearance from the U.S. Food and Drug Administration (FDA) to market the RapidBlue™ System in the United States.

•	In July 2009, with InnerCool’s RapidBlue™ System cleared for commercialization in the U.S. and Europe, and with the strategic turn-around and expansion of InnerCool’s business and products essentially complete, InnerCool was acquired by Royal Philips Electronics (NYSE: PHG) for $11.25 million, as well as the assumption by Philips of approximately $1.5 million in InnerCool trade payables (the “Philips Transaction”). The operations of InnerCool, which is now a part of Philips Healthcare, are shown as a discontinued operation in our consolidated statements of operations.

•

In November 2010, we announced the launch of our MedPodium™ healthy lifestyle product platform and web boutique. With additional products and distribution channels, we plan to develop MedPodium into a portfolio of premium science-based, easy-to-use medicinals, neurologics, metabolics, nutraceuticals and aesthetics intended to promote and manage personal health.

•

In June 2011, Cardium’s Generx® product candidate was cleared by the Russian Ministry of Health and Social Development to commence a registration study (ASPIRE) designed to support a commercialization application for its use in the potential treatment of myocardial ischemia due to coronary artery disease.

•

In October 2011, Tissue Repair Company’s Excellagen™ product received 510(k) premarket notification from the U.S. Food and Drug Administration for the treatment of chronically non-healing diabetic foot ulcers and other dermal wounds.

•

In December 2011, the MedPodium product platform was expanded to include Nutra-Apps® products, which are small, pharmaceutically-sealed, easy-to-use nutraceutical capsules. In December 2011, the first two Nutra-Apps products, Neo-Energy® and Neo-Carb Bloc®, were introduced for distribution into convenience stores and other channels.

More recent developments since the end of the 2011 reporting year include the following:

•	In January 2012, we reported initiation of our first international agreement for the commercialization of Excellagen™ with BL&H Co. Ltd., a South Korean pharmaceutical company.

•

In March 2012, Nutritional Products International (NPI), a nutraceutical and cosmeceutical firm that provides sales and distribution services for worldwide brands, announced that it would be making MedPodium’s Nutra-Apps® products available across the U.S.

•	In March 2012, we announced initiation of the ASPIRE clinical study designed to demonstrate the effectiveness of Generx® for the potential treatment of myocardial ischemia.

•	In March 2012, we initiated U.S. market introduction of Excellagen™ for the management of diabetic foot ulcers and other dermal wounds.

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

Cardium Biologics and Tissue Repair Company—Therapeutics and Devices for Ischemic Injuries and Other Indications

Cardium Biologics

The lead product candidate from our Cardium Biologics unit is Generx® (alferminogene tadenovec, Ad5FGF-4), which is being developed as a potential treatment for myocardial ischemia (insufficient blood flow within the heart muscle) due to coronary heart disease. Generx represents a new therapeutic class of cardiovascular biologics designed to promote collateral angiogenesis, a natural process of blood vessel growth within the heart muscle, to increase blood supply to ischemic areas of the heart following a one-time intracoronary administration.

Generx has already been tested in clinical studies involving 650 patients at more than one hundred medical centers in the U.S., Europe and elsewhere. The FDA also cleared Generx for a Phase 3 clinical study in the U.S. for women with late stage coronary artery disease who are unresponsive to traditional drug therapy and are not appropriate candidates for mechanical revascularization (angioplasty/stents or by-pass surgery). However, in view of published results from an independent 10-year study among men and women with chronic coronary heart disease showing that improved collateral circulation was associated with substantially lower cardiac mortality (Circulation 116:975-983, 2007), and prior studies showing that a one-time infusion of Generx has the potential to achieve improved coronary collateral circulation in both men and women at levels approximately equivalent to bypass surgery as measured by SPECT imaging (J Am Coll Cardiology 42(8):1339-1347, 2003), we believe that Generx could potentially be developed as a cost effective front-line therapy for patients with coronary artery disease in the large markets of newly-industrializing countries who often do not have access to costly procedures such as bypass surgery.

In 2011, we initiated plans for a follow-on clinical study of Generx involving approximately 100 patients at up to six leading medical centers in Russia, and using SPECT imaging as a key clinical endpoint, which began in the first quarter of 2012. We believe that having additional clinical evidence confirming the safety and effectiveness of Generx for improving coronary collateral circulation in men and women with severe coronary artery disease could potentially be used to optimize and broaden commercial development pathways in the U.S. and other industrialized countries.

Tissue Repair Company

Cardium’s Tissue Repair Company subsidiary is focused on the development of therapeutics and devices for the potential treatment of chronic wounds such as non-healing diabetic ulcers and other wounds, as well as the repair of other tissues, including both hard tissue injuries such as bone fracture, as well as soft tissue injuries affecting skin, ligaments, tendons or cartilage.

On October 10, 2011, our Tissue Repair Company subsidiary received a 510(k) premarket notification from the U.S. Food and Drug Administration (FDA) for its fibrillar collagen-based Excellagen™ topical gel for wound healing of diabetic foot ulcers and other dermal wounds. In first quarter 2012, we initiated market introduction of Excellagen in the U.S. and also announced our first international agreement for the sales and marketing of Excellagen with BL&H Co. Ltd., a South Korean pharmaceutical company. Our 510(k) filing covers Excellagen’s use as a wound care management medical device for topical application by health care professionals for patients with dermal wounds, which can include diabetic ulcers, pressure ulcers, venous ulcers, tunneled/undermined wounds, surgical and trauma wounds, second degree burns, and other types of wounds. The 510(k) submission was based in part on positive findings from our Phase 2b Matrix clinical study, reported on October 14, 2009, demonstrating substantial improvements in wound healing responses in patients with non-healing diabetic foot ulcers following one or two applications of Excellagen, an enhanced, customized collagen-based gel matrix. Excellagen is designed for use by health care professionals in a clinical setting and as an adjunct to standard of care topical wound therapy, which in the case of diabetic ulcers typically includes surgical debridement and off-loading.

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

Chronic Wound Care Market

•	An estimated 18 million patients worldwide suffer from chronic wounds with the U.S. making up 6 million, and over $20 billion is spent annually in the U.S. to treat these wounds.

•	Over 800,000 patients in the U.S. develop diabetic foot ulcers annually.

•	Approximately 2.5 million patients suffer from pressure wounds, 1 million from diabetic foot ulcers and 1.6 million from venous status ulcers.

•	Diabetic ulcers cost the U.S. healthcare system approximately $5 billion per year with treatment and subsequent lower limb amputations adding an additional $1 billion per year.

•

Of the approximately 25 million diabetic patients, approximately 15 to 20 percent of this patient population will go on to suffer at least one chronic foot ulcer and of those six percent will be hospitalized due to infection or other ulcer-related complications.

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

Gene Activated Matrix™ (GAM) Technology

We believe that patient compliance can be a major factor preventing or limiting improved medical outcomes, particularly when repeated administrations are required at a wound site. Tissue Repair Company’s Gene Activated Matrix technology is designed to provide a therapeutic level of protein synthesis at a particular site in the body, including soft tissue such as skin, ligament, tendons and cartilage, as well as hard tissue such as bone. The technology is distinctive in that it is an immobilized form of local gene delivery that allows for control of gene uptake. GAM consists of a biocompatible matrix comprising a gene or DNA vector encoding a growth factor or other therapeutic protein.

For tissue repair, the application method involves placement of a GAM gel directly onto a wound site. Tissue Repair Company’s studies have shown that proliferative cells in the body can migrate into the GAM, take up the immobilized vector and gene and then transiently express the encoded therapeutic protein. Compared with topical applications of proteins, this in situ expression method significantly prolongs the availability of therapeutic protein to the cells involved in tissue repair. Tissue Repair Company’s GAM technology may have potential utility in several clinical indications where protein therapeutics have had limited success, including treatment of dermal wounds (such as diabetic foot ulcers), therapeutic angiogenesis (pharmacologically inducing new blood vessel growth), and orthopedic products for repair of various tissues, including hard tissue (bone) and soft tissue (ligament, tendon, cartilage, skin).

MedPodium™ Modern Lifestyle Product Line

Our MedPodium healthy lifestyle product line and web boutique, launched in November 2010, is expected to incorporate additional products and distribution channels, and to be developed into a portfolio of premium science-based, easy-to-use medicinals, neurologics, metabolics, nutraceuticals and aesthetics for promoting and managing personal health. Products selected for the MedPodium™ portfolio are expected to be substantiated with scientific data supporting an understanding of the mechanism of action, have well-defined manufacturing standardizations, and allow for easy-to-use formulation and dosage. MedPodium™ products are currently available for sale through our web-based boutique at www.medpodium.com. We are waiting to initiate formal advertising and promotional programs until we have assembled a portfolio of ready-for-sale products.

During 2011, we developed the MedPodium Nutra-Apps® product line (Neo-Energy® and Neo-Carb Bloc®) for distribution in convenience stores and other channels. Neo-Energy®, is a dietary supplement capsule that provides a customized blend of natural caffeine, green tea leaf extract and Vitamin B3 (Niacin). Each of Neo-Energy’s small, easy-to-use capsules provide an amount of caffeine comparable to commonly-sold energy shots or a premium coffee, or multiple cans (about 20 ounces) of various energy drinks. A pocket-sized pack containing four Neo-Energy capsules will be sold for approximately the same retail price as a single liquid energy shot or beverage. In addition, Neo-Energy capsules have no sugar, no calories, and no aftertaste as commonly found in various drinks. During 2011, we also launched Neo-Carb Bloc®, a dietary supplement featuring a custom formulation of white kidney bean extract that has been shown to reduce the enzymatic digestion of dietary starches contained in many carbohydrate-rich foods such as pastas, rice, crackers, breads, pastries, potato chips, and donuts. The foregoing statements have not been evaluated by the Food and Drug Administration, these products are not intended to diagnose, treat, or prevent any disease.

In first quarter 2012, we announced that Nutritional Products International (NPI), a nutraceutical and cosmeceutical firm that provides sales and distribution services for worldwide brands, will be making our MedPodium Nutra-Apps® products available across the United States.

Business Strategy

Given the limited nature of our revenues and the high costs we must incur to develop our product candidates, we have yet to generate positive cash flows or income from operations and do not anticipate doing so in the foreseeable future. As a result, we have been dependent on debt and equity funding to finance our operations. During 2011 and the first quarter of 2012, the company raised a total of $11 million of net proceeds through a registered direct equity investment by institutional and accredited investors for net proceeds of $4.6 million and at-the-market transactions of $6.4 million.

Building on our core products and product candidates, our strategic goal is to develop a portfolio of medical products at various stages of development and secure additional financial resources to commercialize these products in a timely and effective manner.

The key elements of our strategy are to:

•	initiate market introduction of the ExcellagenTM product and consider strategic partnerships to expand the commercialization of Excellagen in the U.S. and other potential markets;

•

advance the clinical studies designed to evaluate the potential of Generx® to be a cost effective front-line therapy for patients with coronary artery disease in the large markets of newly-industrializing countries;

•

broaden and expand our MedPodiumTM portfolio and our product base through corporate development transactions that could include acquiring other medical-related companies or product opportunities or access to additional channels of distribution;

•	monetize the economic value of our product portfolio by establishing strategic collaborations and selling businesses and assets at appropriate valuation inflection points; and

•	continue to identify and evaluate businesses, product opportunities and technologies for potential acquisition on favorable economic terms.

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

We believe that the most significant competitive factor in the field of new therapeutics and devices is the effectiveness and safety of a product candidate, and cost as compared to other products, product candidates or approaches that may be useful for treating a particular disease condition. We believe that our product development programs will be subject to significant competition from companies using alternative technologies, some of which are described below, as well as to increasing competition from companies that develop and apply technologies similar to ours. Other companies may succeed in developing products earlier than we do, obtaining approvals for these products from the FDA more rapidly than we do or developing products that are safer, more effective or less expensive than those under development or proposed to be developed by us. We cannot assure you that research and development by others will not render our technology or product candidates obsolete or non-competitive or result in treatments superior to any product candidate developed by us, or that any product candidate developed by us will be preferred to any existing or newly developed technologies.

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

Manufacturing Strategy

To leverage our experience and available financial resources, we do not plan to develop company-owned and operated manufacturing facilities. We plan to outsource all product manufacturing to one or more contract manufacturers of clinical drug products that operate manufacturing facilities in compliance with current Good Manufacturing Practices. We may also seek to refine the current manufacturing process and final product formulation to achieve improvements in storage temperatures and the like.

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

Marketing and Sales

Aside from our MedPodium product line and web boutique, which is under development and does not account for substantial revenues at this time, and our Excellagen product for which we expect to engage in sales and marketing principally through or in collaboration with a commercial partner, our other product candidates must generally undergo testing and development in clinical trials and pre-clinical studies, and we do not currently have any other products approved for marketing. If we should obtain any such additional marketing approvals, we expect that we would engage in appropriate marketing or sales efforts through or in collaboration with a commercialization partner.

Licensing and Intellectual Property

As part of our acquisition of a portfolio of cardiovascular growth factor therapeutic assets pursuant to a Technology Transfer Agreement entered into between Cardium and the Schering AG Group (now part of Bayer AG), we acquired from Schering a portfolio of methods and compositions directed at the treatment of cardiovascular diseases, including Generx. Information related to our purchase of technology from the Schering AG Group and a related university licensor is provided below under our Notes to Consolidated Financial Statements, Note 8—Commitments and Contingencies.

In August 2006, we acquired the rights to various technologies and products now part of our Tissue Repair Company subsidiary, including Excellarate. In 2009, we reported that Excellagen, which contains the customized collagen-based gel matrix employed in Excellarate but does not contain the added growth factor DNA used in Excellarate, appeared to be substantially effective for wound healing of debrided diabetic foot ulcers and potentially other wounds, and Excellagen then became the subject of a 510(k) premarket notification filing with the U.S. Food and Drug Administration (FDA), which was approved on October 10, 2011. We do not have any ongoing material commitments or royalty obligations with respect to the new Excellagen product under our prior transaction in which we acquired substantially all of the assets of the Tissue Repair Company.

On December 20, 2011, we, along with our MedPodium Health Sciences, Inc. subsidiary, entered into a strategic partnership agreement with SourceOne Global Partners, LLC. SourceOne is a supplier of exclusive science-based ingredients and proprietary formulas to the nutritional supplement and related functional food and beverage industries. The strategic partnership agreement, which is subject to earlier termination under specified circumstances, is for an initial term of 10 years and automatically renews for additional one-year periods. Under terms of the licensing arrangement, we received a fully-paid-up license to commercialize formulations of various SourceOne ingredients to be marketed as nutraceuticals, pharmaceuticals and/or medical foods. In addition, we can designate up to ten products to be jointly developed by the partners, with cash and other resources to be contributed jointly under a profit-share arrangement. In exchange for the license we issued 1.5 million restricted shares of our common stock, which shares are to be held in escrow for six months and subject to release at future dates thereafter based on our advancement of certain jointly-developed products.

Under the SourceOne agreement, we also made an equity investment in the form of unregistered, restricted shares of our common stock to acquire rights to a 15% ownership interest in SourceOne Global Partners. Our ownership interest was acquired through the issuance into escrow of 1.5 million shares of our common stock based on a $0.50 per share value, representing a 70% premium above the $0.28 closing price of our stock on December 19, 2011. The shares are being held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. We also have certain rights to maintain our proportionate ownership interest in SourceOne, and to acquire SourceOne in the event SourceOne were to receive an offer from a third-party acquiror.

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

Although we or our licensors may file and prosecute patent applications related to various technologies under license or development, or seek to protect some technologies in other ways such as through the maintenance of trade secrets, our product candidates are based on complex and rapidly evolving technologies, and none of our biologic product candidates have completed clinical development. There are also a number of additional uncertainties affecting our ability to materially rely on any of our intellectual property rights as described below under “ITEM 1A. RISK FACTORS—Risks Related to Our Intellectual Property and Potential Litigation.” There can be no assurance that any intellectual property assets, or other approaches to marketing exclusivity or priority, would be sufficient to protect our commercialization opportunities, nor that our planned commercialization activities will not infringe any intellectual property rights held or developed by third parties.

Employees

As of December 31, 2011, we employed 15 employees, of which all were full-time. We expect to hire additional employees during the next 12 months as our products and product candidates advance. Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good. We also rely on various consultants and advisors to provide services to us.

Available Information

Our website address is www.cardiumthx.com. We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file or furnish such reports to the SEC.

For additional financial information, including financial information about our business, please see the consolidated financial statements and accompanying notes to the consolidated financial statements included under Item 8 of this report.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the risks described below, as well as the other information in this report and in other reports and documents we file with the SEC when evaluating our business and future prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also occur. If any of the following risks or any additional risks and uncertainties actually occurs, our business could be materially harmed, and our financial condition, results of operations and future growth prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our stock. You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion.

Risks Related to Our Business and Industry

Our product candidates are subject to ongoing regulatory requirements or require regulatory approvals, and in some cases additional prior development or testing, before marketing. We may be unable to develop, obtain or maintain regulatory approval or market any of our product candidates or expand the market of our existing products and technology.

Our Excellagen™ collagen-based product and other wound care and biologics products, as well as our nutraceuticals, dietary supplements and other products within our MedPodium healthy lifestyle portfolio, are subject to numerous rules and regulations promulgated by the FDA and other food and health regulatory authorities, including regulations governing the sourcing, manufacture, labeling, handling, storage, marketing and use of such products. In most cases, we will rely on third parties to perform many of these activities, which may not be performed in an effective or timely manner.

Our other product candidates require additional research and development, clinical testing and regulatory clearances before we can market them. To our knowledge, FDA has not yet approved any gene therapy or similar product and there can be no assurance that it will.

Our product candidates may fail, or may not advance beyond clinical testing. If our product candidates are delayed or fail, we will not be able to generate revenues and cash flows from operations, and we may have to curtail or cease our operations.

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

In addition, our product candidates are subject to the risks of failure inherent in the development of biologics, gene therapy and other products based on innovative technologies. As a result, we are not able to predict whether our research, development and testing activities will result in any commercially viable products or applications. If our product candidates are delayed or we fail to successfully develop and commercialize our product candidates, or if we are unable to develop or successfully expand the market of our existing products or related technology, our business, financial condition or results of operations will be negatively affected, and we may have to curtail or cease our operations.

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

For example, we expect to depend upon the efforts of third parties to promote and sell our Excellagen™ products, as well our Generx® product if it should achieve regulatory approval, but there can be no assurance that the efforts of such third parties will meet our expectations or result in any significant product sales. While third parties would be largely responsible for the timing and extent of sales and marketing efforts, they may not dedicate sufficient resources to our product opportunities, and our ability to cause them to devote additional resources or to otherwise promote sales of our products may be limited. In addition, commercialization efforts could be negatively impacted by the delay or failure to obtain additional supportive data for our products. In some cases, third party partners could be responsible for conducting additional clinical trials to obtain such data and our ability to increase the efforts and resources allocated to these trials may be limited.

We are a development stage company. We have incurred losses since our inception in December 2003 and expect to incur significant net losses in the foreseeable future and may never become profitable.

We have sustained operating losses to date and will likely continue to sustain losses as we seek to develop our products and product candidates. We expect these losses to be substantial because our product development and other costs, including significant amounts we expect to spend on development activities and clinical trials for our product candidates, cannot be offset by our limited revenues during our development stage. As of December 31, 2011, our accumulated deficit was approximately $88 million, and our cash and cash equivalents were approximately $4.7 million. To date, we have generated very limited revenues (mostly associated with our InnerCool operations and a Tissue Repair Company grant, both of which have ended), and a large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations could continue for the next few years. Our ability to generate additional revenues and potential to become profitable will depend largely on our ability, alone or with potential collaborators, to efficiently and successfully complete the development of our product candidates, successfully complete pre-clinical and clinical tests, obtain necessary regulatory approvals, and manufacture and market our products. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

Our business prospects are difficult to evaluate because we are a development stage company and are developing complex and novel medical products.

Since we have a relatively short operating history and our products and product candidates rely on complex technologies, it may be difficult for you to assess our growth, monetization and earnings potential. We have faced and it is likely that we will continue to face many of the difficulties new technology companies often face. These include, among others: limited financial resources; developing, testing and marketing new products for which a market is not yet established and may never become established; challenges related to the development, approval and acceptance of a new product; delays in reaching our goals; lack of substantial revenues and cash flow; high product development costs; competition from larger, more established companies; and difficulty recruiting qualified employees for management and other positions. We have only limited experience and resources to apply to the marketing, distribution and commercialization of any products we develop. If we are unable to successfully address these difficulties as they arise, our future growth and earnings will be negatively affected. We cannot be certain that our business strategies will be successful or that we will successfully address any problems that may arise.

We will need substantial additional capital to develop our products and for our future operations in the near term. If we are unable to obtain such funds when needed, we may have to delay, scale back or terminate our product development or our business.

Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our products to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others: the progress of our current and new product development programs; the progress, scope and results of our pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing our products and product candidates; the cost of prosecuting, enforcing and defending against patent claims and other intellectual property rights; competing technological and market developments; and our ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market and/or to monetize the economic value of our product portfolio. We expect we will need to raise additional funds in the future. The audit opinion accompanying our consolidated financial statements for the year ended December 31, 2011, included under Item 8 of this report, includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

We may pursue acquisitions of other companies or product rights that, if not successful, could adversely affect our business, financial condition and results of operations.

As part of our business strategy, we may pursue acquisitions of other companies, technologies or products. Acquisitions of businesses or product rights involve numerous risks, including:

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

There can be no assurance that transactions that we may pursue will ultimately prove successful. If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s employees, products or operations successfully, our business, financial condition or results of operations could be harmed.

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

Our future success depends on our ability to attract, retain and motivate highly qualified management and scientific and regulatory personnel and advisors. The loss of any of our senior management team, in particular Christopher J. Reinhard, our Chairman of the Board, Chief Executive Officer, and President, Tyler M. Dylan-Hyde, our director, Chief Business Officer, General Counsel, Executive Vice President and Secretary, and Dennis M. Mulroy, our Chief Financial Officer, or our vice presidents, or the operating officers of our subsidiaries, could harm our business. We do not maintain any key man life insurance on any of our executive officers.

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

The success of our operations will depend in part on our ability and that of our licensors to:

•	obtain patent protection for our therapeutics, devices and procedures, and other methods or components on which we rely, both in the United States and in other countries with substantial markets;

•	defend patents once obtained;

•	maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and

•

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

The patent positions of the technologies being developed by us and our collaborators involve complex legal and factual uncertainties. As a result, we cannot be certain that we or our collaborators will be able to obtain adequate patent protection for our products or product candidates. There can be no assurance that:

•	any patents will be issued from any pending or future patent applications of ours or our collaborators;

•	the scope of any patent protection will be sufficient to provide us with competitive advantages;

•	any patents obtained by us or our collaborators will be held valid if subsequently challenged; or

•	others will not claim rights in or ownership of the patents and other proprietary rights we or our collaborators may hold.

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

We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we may enter into confidentiality agreements with employees, consultants and potential collaborators. However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. Likewise, our trade secrets or know- how may become known through other means or be independently discovered by our competitors. Any of these events could prevent us from developing or commercializing our product candidates.

We face the risk of product liability claims, which could adversely affect our business and financial condition.

Our marketing and sale of products will expose us to product liability risks that are inherent in the testing, manufacturing and marketing of biotechnology and medical device products. Failure to obtain or maintain sufficient product liability insurance or otherwise protect against product liability claims could prevent or delay the commercialization or marketing of our products or product candidates or expose us to substantial liabilities and diversions of resources, all of which can negatively impact our business. Regardless of the merit or eventual outcome, product liability claims may result in withdrawal of product candidates from clinical trials, costs of litigation, damage to our reputation, substantial monetary awards to plaintiffs and decreased demand for products.

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

Our common stock is currently listed on the NYSE Amex LLC (the “Exchange”). To maintain that listing, we must continue to comply with various listing standards of the Exchange. In November 2010, we received a notice from the staff of the Exchange noting that, based on their review of publicly available information, we did not meet certain of the Exchange’s continued listing standards related to the maintenance of a minimum level of stockholders’ equity and losses from ongoing operations. In December 2010, we submitted a plan of compliance (the “Plan”) advising the Exchange of the actions taken or to be taken to regain compliance, particularly the maintenance of $6.0 million of stockholders equity by August 26, 2011. The Exchange accepted the Plan. After completing a review of our business development and related activities, on September 23, 2011, the Exchange notified us that it had accepted our modified plan of compliance and granted us an extension until December 31, 2011 to regain compliance with the continued listing standards.

In January 2012, the Exchange notified us that based on its review of information we provided, we had made a reasonable demonstration of our ability to regain compliance with applicable listing requirements. The Exchange indicated that as with the case for all listed issuers, our continued listing eligibility will continue to be assessed on an ongoing basis and we are subject to the provisions of Section 1009(h) of the NYSE Amex Company Guide. If for whatever reason our common stock should be delisted from the Exchange in the future, or if we elected to delist from the Exchange, then we expect that our stock would be quoted on the OTC Bulletin Board, which could adversely affect its price or liquidity.

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

Our company could be difficult to acquire due to anti-takeover provisions in our charter, our stockholder rights plan and Delaware law.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is listed below and we believe our facility is adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Monthly Base Rent		Lease Expiration Date
12255 El Camino Real, Suite 250 San Diego, CA USA	Principal executive office	11,184	Leased	$52,117	[1]	July 31, 2013[2]

[1]

The monthly base rent increases to $53,907 in April 2012 and is subject to an additional increase each year thereafter. In addition to base rent, we are also required to pay our proportionate share of any increase in operating expenses from 2008 levels for the office park in which our space is located.

[2]	The lease contains an option for one five-year lease renewal.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2011, neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related and other matters in connection with the technology we develop or license and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, business relationships or products, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all, or to pay other forms of compensation or expenses. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to us, which we do not consider likely to be material to us, but which can nevertheless result in costs and diversions of resources to pursue and resolve.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on NYSE Amex (the “Exchange”) under the symbol “CXM.” Below are the high and low closing prices of our common stock for each quarter of the years ended December 31, 2011 and 2010:

	2011		2010
	High	Low	High	Low
First Quarter	$0.43	$0.35	$0.81	$0.44
Second Quarter	$0.38	$0.27	$0.63	$0.33
Third Quarter	$0.28	$0.15	$0.66	$0.30
Fourth Quarter	$0.57	$0.13	$0.55	$0.39

To maintain our listing, we must continue to comply with various listing standards of the Exchange. In November 2010, we received a notice from the staff of the Exchange noting that, based on their review of publicly available information, we did not meet certain of the Exchange’s continued listing standards related to the maintenance of a minimum level of stockholders’ equity and losses from ongoing operations. In December 2010, we submitted a plan of compliance (the “Plan”) advising the Exchange of the actions taken or to be taken to regain compliance, particularly the maintenance of $6.0 million of stockholders equity, by August 26, 2011. The Exchange accepted the Plan. After completing a review of our business development and related activities, on September 23, 2011, the Exchange notified us that it had accepted our modified plan of compliance and granted us an extension until December 31, 2011 to regain compliance with the continued listing standards.

In January 2012, the Exchange notified us that based on its review of information we provided, we made a reasonable demonstration of our ability to regain compliance with applicable listing requirements. The Exchange indicated that as with the case for all listed issuers, our continued listing eligibility will continue to be assessed on an ongoing basis and we are subject to the provisions of Section 1009(h) of the NYSE Amex Company guide.

Holders

As of March 27, 2012, there were approximately 93 stockholders of record of our common stock. Based in information we receive from brokerage firms in connection with proxy solicitations, we believe that there are approximately 6,000 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2011 and 2010, we did not sell any unregistered securities which have not yet been disclosed in prior filings.

Repurchases

We did not repurchase any shares of our common stock, nor were any repurchases made on our behalf, during the fourth quarter of the year ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

Under SEC rules and regulations, as a smaller reporting company we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the last two years ended December 31, 2011. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Statements in the following discussion that are not historical in nature are forward looking statements, and inherently subject to risk. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary from our historical operations and from our current expectations of future results.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 7 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 7 and this report.

We are a medical technology company primarily focused on the development and commercialization of novel products and devices for cardiovascular and ischemic disease, wound healing and tissue repair. Since we were initially funded in October 2005, we have made three strategic acquisitions and assembled a portfolio of innovative late-stage cardiovascular and regenerative medicine product candidates. We have established a pipeline of innovative products that are divided two operating units, Cardium Biologics and the Tissue Repair Company, and are developing a line of nutraceuticals and other healthy lifestyle products under a third operating unit referred to as MedPodium. We report our operations in a single operating segment.

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

Recent Developments

During 2011, we continued efforts to advance the commercial development of Generx, Excellagen, and to enhance our MedPodium modern lifestyle product line. Recent highlights include the following:

Generx Commercial Development Plans

Generx® (alferminogene tadenovec/CardioNovo™) is a DNA-based angiogenic therapy being developed for the potential treatment of myocardial ischemia due to advanced coronary artery disease. Generx is designed to stimulate and promote the growth of supplemental collateral vessels to enhance myocardial blood flow (perfusion) following a one-time intracoronary administration from a standard cardiac infusion catheter in patients who have insufficient blood flow due to atherosclerotic plaque build-up in the coronary arteries.

In 2011, we initiated plans for a follow-on clinical study of Generx involving approximately 100 patients at up to six leading medical centers in Russia, and using SPECT imaging as a key clinical endpoint, which began in the first quarter of 2012. We believe that having additional clinical evidence confirming the safety and effectiveness of Generx for improving coronary collateral circulation in men and women with severe coronary artery disease could potentially be used to optimize and broaden commercial development pathways in the U.S. and other industrialized countries.

Commercial Advancement of Excellagen™

On October 10, 2011, our Tissue Repair Company subsidiary received a 510(k) premarket notification from the U.S. Food and Drug Administration (FDA) for its fibrillar collagen-based Excellagen™ topical gel for wound healing of diabetic foot ulcers and other dermal wounds. In first quarter 2012, we initiated market introduction of Excellagen in the U.S. and also announced our first international agreement for the sales and marketing of Excellagen with BL&H Co. Ltd., a South Korean pharmaceutical company. Our 510(k) filing covers Excellagen’s use as a wound care management medical device for topical application by health care professionals for patients with dermal wounds, which can include diabetic ulcers, pressure ulcers, venous ulcers, tunneled/undermined wounds, surgical and trauma wounds, second degree burns, and other types of wounds. We continue to progress forward with the Excellagen™ for marketing and sales in the U.S. and are in discussions with potential partners for the commercialization of Excellagen in the U.S. and internationally.

Commercialization of MedPodium™ Modern Lifestyle Product Line

We are also continuing to identify and evaluate additional key ingredients and formulations from around the world for use in our MedPodium™ healthy lifestyle brand platform. Products selected for the MedPodium™ portfolio are expected to be substantiated with scientific data supporting an understanding of the mechanism of action, have well-defined manufacturing standardizations, and allow for easy-to-use formulation and dosage.

In December 2011, we launched MedPodium Nutra-Apps®, small, pharmaceutically-sealed, tasteless, easy-use capsules in pocket-sized packaging that are designed to address the unique needs of today’s highly mobile and technology-driven millennial consumers (aged 20-35). The launch included Neo-Energy® a dietary supplement capsule that provides a customized blend of natural caffeine, green tea leaf extract and Vitamin B3 (Niacin). Each of Neo-Energy’s small, easy-to-use capsules provide an amount of caffeine comparable to commonly-sold energy shots or a premium coffee, or multiple cans (about 20 ounces) of various energy drinks. We also launched Neo-Carb Bloc® as a dietary supplement featuring a custom formulation of white kidney bean extract that has been shown to reduce the enzymatic digestion of dietary starches contained in many carbohydrate-rich foods such as pastas, rice, crackers, breads, pastries, potato chips, and donuts.* These products are being distributed through select convenience stores in the Southern and Southwestern United States. In first quarter 2012, we announced that Nutritional Products International (NPI), a nutraceutical and cosmeceutical firm that provides sales and distribution services for worldwide brands, will be making our MedPodium Nutra-Apps® products available across the U.S.

* Note: These statements have not been evaluated by the Food and Drug Administration, these products are not intended to diagnose, treat, or prevent any disease.

On December 20, 2011 we received a license for a portfolio of nutraceutical, pharmaceutical and medical food product opportunities with Source One Global Partners, LLC (“SourceOne”). In exchange for the license we issued 1.5 million restricted shares of our common stock, which shares are to be held in escrow for six months and subject to release at future dates thereafter based on our advancement of certain jointly-developed products.

Under terms of the licensing arrangement, we received a fully-paid-up license to commercialize formulations of various SourceOne ingredients to be marketed as nutraceuticals, pharmaceuticals and/or medical foods. In addition, we can designate up to ten products to be jointly developed by the partners, with cash and other resources to be contributed jointly under a profit-share arrangement. The license fee is being amortized over 10 years on a straight line basis.

Under the agreement, we also made an equity investment in the form of unregistered, restricted shares of our common stock to acquire rights to a 15% ownership interest in SourceOne. Our ownership interest was acquired through the issuance into escrow of 1.5 million shares of our common stock negotiated based on a $0.50 per share value, representing a 70% premium above the $0.29 closing price of our stock on December 19, 2011. The investment was recorded at the per share value of $0.29. The shares are being held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. We also have certain rights to maintain our proportionate ownership interest in SourceOne, and to acquire SourceOne in the event SourceOne were to receive an offer from a third-party acquiror.

Outlook for 2012

During 2012, we plan to commercialize our Excellagen product and develop new product extensions based on our custom formulated collagen product platform for additional wound healing applications, advance forward with the ASPIRE Generx clinical study in Russia, introduce additional product line extensions to grow our MedPodium™ modern lifestyle product platform and broaden its distribution, and continue to review acquisitions of other businesses, product opportunities and technologies on favorable economic terms consistent with our long-term business strategy.

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

We have identified certain policies such as derivative liabilities and stock option compensation expense that are calculated using the Binomial and Black-Scholes Option Model that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant estimates and judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances.

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

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

We had no revenue for the year ended December 31, 2011. For the year ended December 31, 2010, revenue was $244,479 attributable to a one-time grant from the federal government for therapeutic discovery. That grant is complete, and we do not anticipate any further revenues from that grant.

Research and development expenses for the year ended December 31, 2011 were $2,593,258 compared to $2,313,839 for 2010. The increase of $279,419 was the result of increases in expenses related to the development of our Excellagen product and the amortization of a technology license fee for our MedPodium product line, along with a $100,000 milestone payment to bioRasi upon receiving clearance from the Russian Ministry of Health and Social Development to initiate our ASPIRE study. These increases were partially offset by reductions in professional fees, and a decrease to a performance bonus expensed in 2010 covering 2007, 2008, and 2009. No performance bonus was expensed in 2011 covering 2010.

General and administrative expenses for the year ended December 31, 2011 were $4,824,659 compared to $4,700,404 for 2010. The increase of $124,255 was primarily due to increases in professional fees and costs related to our MedPodium and Nutra-Apps product lines, partially offset by the performance bonus expensed in 2010 covering 2007, 2008, and 2009. No bonus was expensed in 2011 covering 2010.

Change in fair value of derivative liabilities resulted in a gain of $283,142 for 2011, compared to a gain of $1,528,913 for 2010. The change in fair value was attributable to the decline in the value of derivative liability as a result of declines in the market value for our common stock during 2011.

Interest income for the year ended December 31, 2011 was $11,189 compared to $33,687 for 2010. The $22,498 decrease related to the decrease in cash available for investment during the respective periods. Interest expense for the year ended December 31, 2011 was $5,506 compared to $2,999 for 2010, and primarily consisted of charges related to the financing of our annual insurance premiums.

We experienced a gain of $473,872 in connection with the warrant exchange for the year ended December 31, 2010. We did not have a similar transaction in 2011. For a discussion of the warrant exchange, please see “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA—Notes To Consolidated Financial Statements—Note 10—Stockholders’ Equity (Deficiency)—Common Stock.” The gain was the result of the cancellation of outstanding warrants to purchase 6,931,805 shares of our common stock and the related derivative liability of $1,419,761, offset by an expense of $44,750 associated with our issuance of 2,310,613 shares of common stock in payment for such warrants.

Impact of Certain Non-Cash Charges

The adoption of ASC 815 had a very substantial impact on our total liabilities, including certain non-cash derivative liabilities and corresponding reported net gains and losses arising from changes in the underlying market value of our common stock, To supplement our condensed consolidated financial statements, which statements are prepared and presented in accordance with GAAP, our management uses a non-GAAP financial measure called non-GAAP earnings or loss per share. We define non-GAAP earnings or loss per share as net income or loss not including the impact of non-cash items (stock-based compensation and change in fair value of derivative liabilities). It should be noted that basic and diluted weighted average shares are determined on a GAAP basis and the resulting share count is used for computing both GAAP and non-GAAP basic and diluted earnings per share.

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

Reconciliation of Non-GAAP Measure

Net income (loss) to non-GAAP earnings or loss per share

For the three months and fiscal year ended December 31, 2011 and 2010

	Three months ended December 31,		Year ended December 31,
	2011	2010	2011	2010
Net income (loss)	$(2,076,863)	$442,580	$(7,129,092)	$(4,736,291)
Add (subtract)
Stock based compensation expense	46,545	75,139	181,229	390,268
Change in fair value of derivative liabilities	175,057	(1,458,633)	(283,142)	(1,528,913)
Gain on warrant exchange	0	(473,872)	0	(473,872)

Non-GAAP net loss	$(1,855,261)	$(1,414,786)	$(7,231,005)	$(6,348,808)

Non-GAAP net loss per common share—basic and diluted	$(0.02)	$(0.02)	$(0.09)	$(0.09)

Weighted average common shares outstanding—basic and diluted	90,908,169	79,477,951	85,066,566	73,852,167

Liquidity and Capital Resources

As of December 31, 2011, we had $4,721,279 in cash and cash equivalents, and $200,000 in restricted cash. Our working capital at December, 2011 was $4,159,133 (excluding $85,506 for the fair value of derivative liabilities).

Net cash used in operating activities was $7,673,496 for the year ended December 31, 2011 compared to $7,413,766 for 2010. The increase in net cash used in operating activities was due primarily to the purchase of initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to December 31, 2011, net cash used in operating activities has been $85,081,761.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $4,530,129 for the year ended December 31, 2011. From inception (December 22, 2003) to December 31, 2011, net cash provided by financing activities has been $94,184,591.

For the year ended December 31, 2011 net cash used in investing activities was $4,408 for the purchase of equipment. Net cash used in investing activities since inception has been $4,381,551. At December 31, 2011 we did not have any significant capital expenditure requirements.

Additionally, during the first quarter of 2012 we raised net proceeds of approximately $6.4 million from the sale of common stock.

We anticipate that negative cash flow from operations will continue for 2012. Although we believe that we have sufficient capital to support our operations through December 31, 2012, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. Our principal objective is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family and/or another corporate transaction. If we fail to enter into an additional strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

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

Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Contractual Obligations

The following table summarizes our known contractual obligations and commercial commitments at December 31, 2011:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$—	$—	$—	$—	$—
Operating Leases	1,026,467	641,514	384,953	—	—

Total Obligations	$1,026,467	$641,514	$384,953	$—	$—

Our operating lease obligations relate to our facilities lease for our corporate headquarters.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about the fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Under SEC rules and regulations, as a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of

The Board of Directors and Stockholders of

Cardium Therapeutics, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Cardium Therapeutics, Inc. and subsidiaries (the “Company”) (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from December 22, 2003 (inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardium Therapeutics, Inc. and subsidiaries (a development stage company) at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from December 22, 2003 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2012

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$4,721,279	$6,644,054
Restricted cash	150,000	1,225,000
Inventory	434,130	0
Prepaid expenses and other assets	68,204	43,135

Total current assets	5,373,613	7,912,189
Restricted cash	50,000	200,000
Property and equipment, net	135,581	234,942
Investment	435,000	0
Technology license fee, net	1,332,727	988,636
Other long term assets	176,308	176,308

Total assets	$7,503,229	$9,512,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$749,586	$597,868
Accrued liabilities	464,894	748,113
Derivative liabilities—fair value of warrants	85,506	573,073

Current liabilities	1,299,986	1,919,054
Deferred rent	118,313	164,782

Total liabilities	1,418,299	2,083,836

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 96,585,834 at December 31, 2011 and 83,097,967 at December 31, 2010	8,610	8,310
Additional paid-in capital	94,167,335	88,381,852
Deficit accumulated during development stage	(88,091,015)	(80,961,923)

Total stockholders’ equity	6,084,930	7,428,239

Total liabilities and stockholders’ equity	$7,503,229	$9,512,075

See accompanying notes, which are an integral part of these consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from December 22, 2003 (Inception) to December 31, 2011
	2011	2010
Revenues
Grant revenues	$0	$244,479	$1,623,160

Operating expenses
Research and development	2,593,258	2,313,839	41,385,407
General and administrative	4,824,659	4,700,404	37,436,612

Total operating expenses	7,417,917	7,014,243	78,822,019

Loss from operations	(7,417,917)	(6,769,764)	(77,198,859)

Change in fair value of derivative liabilities	283,142	1,528,913	10,331,552
Gain on warrant exchange	0	473,872	473,872
Interest income	11,189	33,687	1,577,043
Interest expense	(5,506)	(2,999)	(7,122,006)

Net loss from continuing operations	(7,129,092)	(4,736,291)	(71,938,398)

Loss from discontinued operations	0	0	(22,561,220)
Gain on sale of discontinued operations	0	0	6,408,603

Net loss from discontinued operations	0	0	(16,152,617)

Net loss	$(7,129,092)	$(4,736,291)	$(88,091,015)

Basic and diluted net loss per share	$(0.08)	$(0.06)

Weighted average common shares outstanding—basic and diluted	85,066,566	73,852,167

See accompanying notes, which are an integral part of these consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount
Balance—December 31, 2009	55,182,174	$5,518	$74,065,539	$(76,225,632)	$(2,154,575)
Stock option compensation expense			390,268		390,268
Reclassification of derivative liabilities that no longer contain price protection provisions			1,281,135		1,281,135
Issuance of common stock in exchange for cancelled warrants, less facilitation fee	2,310,613	231	900,908		901,139
Issuance of common stock in exchange for technology and product license fee, net of issuance costs	2,000,000	200	934,800		935,000
Issuance of common stock for cash (March 12, 2010; $0.50 per share)	22,669,980	2,267	10,390,993		10,393,260
Issuance of common stock for cash, net of issuance costs	935,200	94	418,209		418,303
Net Loss				(4,736,291)	(4,736,291)

Balance—December 31, 2010	83,097,967	8,310	88,381,852	(80,961,923)	7,428,239
Reclassification of derivative liabilities that no longer contain price protection provisions			204,425		204,425
Stock option compensation expense			181,229		181,229
Issuance of common stock in exchange for technology, product license fee and investment	3,000,000	300	869,700		870,000
Issuance of common stock for cash, net of issuance costs	10,487,867		4,530,129		4,530,129
Net Loss				(7,129,092)	(7,129,092)

Balance—December 31, 2011	96,585,834	$8,610	$94,167,335	$(88,091,015)	$6,084,930

See accompanying notes, which are an integral part of these consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period from December 22, 2003 (Inception) To December 31, 2011
	2011	2010
Cash Flows From Operating Activities
Net loss	$(7,129,092)	$(4,736,291)	$(88,091,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	0	0	(6,408,603)
Gain on warrant exchange	0	(518,622)	(518,622)
Loss on abandonment of leaseholds	0	0	135,344
Depreciation	103,769	169,005	2,003,305
Amortization—intangibles	0	0	2,696,193
Amortization—debt discount	0	0	5,291,019
Amortization—deferred financing costs	0	0	925,859
Amortization—technology and product license fee	90,909	11,364	102,273
Provision for obsolete inventory	0	0	200,000
Provision for doubtful accounts	0	0	—
Change in fair value of warrants	(283,142)	(1,528,913)	(10,331,552)
Common stock and warrants issued for services and reimbursement of expenses	0	0	203,882
Stock based compensation expense	181,229	390,268	7,428,075
In-process purchased technology	0	0	2,027,529
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	0	115,138	78,988
Inventories	(434,130)	0	(2,240,289)
Prepaid expenses and other assets	(25,069)	(2,751)	(180,794)
Deposits	0	3,630	(189,750)
Accounts payable	151,718	(1,702,918)	1,886,308
Accrued liabilities	(283,219)	411,656	(218,224)
Deferred rent	(46,469)	(25,332)	118,313

Net cash used in operating activities	(7,673,496)	(7,413,766)	(85,081,761)
Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	0	—	(1,500,000)
Fee paid to list shares issued for technology and product license	0	(65,000)	(65,000)
Purchases of property and equipment	(4,408)	(52,408)	(2,816,551)

Net cash used in investing activities	(4,408)	(117,408)	(4,381,551)
Cash Flows From Financing Activities
Proceeds from officer loan	0	0	62,882
Cash acquired in Aries merger and InnerCool acquisition	0	0	1,551,800
Restricted cash—collateral for letter of credit	100,000	0	(200,000)
Restricted cash—proceeds placed in escrow from sale of discontinued operation	1,125,000	0	0
Proceeds from the exercise of warrants, net	0	0	1,258,448
Proceeds from debt financing agreement, net of deferred financing costs of $251,901 and issuance cost of $31,905 at December 31, 2009	0	0	14,378,167
Proceeds from the sale business unit	0	0	11,250,000
Repayment of debt	0	0	(15,750,000)
Proceeds from the sale of common stock, net of issuance costs	4,530,129	10,811,563	81,633,294

Net cash provided by financing activities	5,755,129	10,811,563	94,184,591

Net (decrease) increase in cash	(1,922,775)	3,280,389	4,721,279
Cash and cash equivalents at beginning of period	6,644,054	3,363,665	0

Cash and cash equivalents at end of period	$4,721,279	$6,644,054	$4,721,279

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,506	$2,999	$1,388,801
Cash paid for income taxes	$1,600	$2,400	$26,162
Non-Cash Activity:
Subscription receivable for common shares	$0	$0	$17,000
Common stock issued for repayment of loans	$0	$0	$62,882
Stock issued for technology and product license and investment	$870,000	$1,000,000	$1,870,000
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$0	$0	$5,824,000
Warrants exchanged for stock	$0	$(901,139)	$(901,139)
Reclassification of derivative liabilities with expired price protection provisions	$(204,425)	$(1,281,135)	$(4,024,353)
Issuance of note for accrued milestone payment	$0	$500,000	$500,000

See accompanying notes, which are an integral part of these consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Liquidity

Organization

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was incorporated in Delaware in December 2003. Our business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and having definable pathways to commercialization. We intend to consider various corporate development transactions designed to place our product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses.

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

On July 24, 2009, we sold all of the assets and liabilities of our InnerCool Therapies business to Philips Electronics North America Corporation (“Philips”) for $11.25 million, of which $1,125,000 was held in escrow as security for certain indemnification obligations, as well as the transfer of approximately $1.5 million in trade payables (the “Philips Transaction”). During the third quarter of 2011 we received the funds held in escrow net of approximately $50,000 for adjustments to a working capital purchase price adjustment and for other costs incurred in connection with the closing of this transaction.

We are a development stage company. We have yet to generate positive cash flows from operations, and are essentially dependent on debt and equity funding to finance our operations.

Liquidity and Going Concern

As of December 31, 2011, we had $4,721,279 in cash and cash equivalents, and $200,000 in restricted cash. Our working capital at December, 2011 was $4,159,133 (excluding $85,506 for the fair value of derivative liabilities).

Net cash used in operating activities was $7,673,496 for the year ended December 31, 2011 compared to $7,413,766 for 2010. The increase in net cash used in operating activities was due primarily to the purchase of initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to December 31, 2011, net cash used in operating activities has been $85,081,761.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $4,530,129 for the year ended December 31, 2011. From inception (December 22, 2003) to December 31, 2011, net cash provided by financing activities has been $94,184,591.

For the year ended December 31, 2011 net cash used in investing activities was $4,408 for the purchase of equipment. Net cash used in investing activities since inception has been $4,381,551. At December 31, 2011 we did not have any significant capital expenditure requirements.

Additionally, during the first quarter of 2012 we raised net proceeds of approximately $6.4 million from the sale of common stock.

We anticipate that negative cash flow from operations will continue for 2012. Although we believe that we have sufficient capital to support our operations through December 31, 2012, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. Our principal objective is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family and/or another corporate transaction. If we fail to enter into an additional strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

We do not have any unused credit facilities or other sources of capital available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities. On September 28, 2010, we entered into a Sale Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to our shelf registration statement. Other than this at-the-market facility, we do not have any financing arrangements in place at this time, nor can we provide any assurance about the availability or terms of any future financing.

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

FDIC Insured Limits

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We maintain all of our cash and cash equivalents on deposit with two financial institutions, although substantially all of our cash and cash equivalents are deposited with one institution. We perform periodic evaluations of the relative credit standing of these institutions. At December 31, 2011, our cash on deposit with the financial institution where substantially all of our cash and cash equivalents are deposited exceeded the FDIC insured limits.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, inventories, accounts payable, and accrued liabilities approximate fair value due to the short term maturities of these instruments.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Principal estimates include valuing options and warrants using the Binomial and Black Scholes Option Pricing Models.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Cardium and its wholly-owned subsidiaries Tissue Repair Company and MedPodium Health Sciences, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Restricted Cash

We have a total of $200,000 invested in a certificate of deposit that serves as collateral for an outstanding letter of credit, and is therefore restricted. The letter of credit is a security deposit towards tenant improvements for our office space and is expected to be reduced by $150,000 on March 1, 2012. Therefore, $150,000 is classified as current restricted cash and $50,000 is classified as a cash equivalent as of December 31, 2011 in our consolidated balance sheet.

Impairment of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment as well as intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable such as:

•	a significant decline in the observable market value of an asset;

•	a significant change in the extent or manner in which an asset is used; or

•	a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. We do not believe there was any impairment of long-lived assets at December 31, 2011.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment and five years for furniture and fixtures). Leasehold improvements are being amortized on a straight-line basis over a period of six years.

Inventory

Inventories are stated at lower of cost or market and consist of raw materials associated with the Excellagen product. Cost for all of our inventories is determined on a first-in, first-out (FIFO) basis.

Technology Assets

Our technology assets, are acquired technology, licenses, patents, and other identifiable intangible assets. Intangible assets are amortized on a straight-line basis over the life of the license, generally ten years.

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

As more fully described in Note 7, we classified certain common stock purchase warrants with contingent exercise features as derivative liabilities in the accompanying consolidated balance sheet as of December 31, 2011 and 2010.

Revenue Recognition

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

Basic income or loss per common share for continuing operations and discontinued operation is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the years ended December 31, 2011 and 2010 because, due to the loss we incurred during such periods, their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented.

Potentially dilutive securities consisted of outstanding stock options and warrants to purchase 35,234,521 shares as of December 31, 2011 and 35,254,835 shares as of December 31, 2010.

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

Total stock-based compensation expense included in the consolidated statements of operations was allocated as follows to research and development and general and administrative expenses as follows:

	December 31,
	2011	2010
Research and development	$186,485	$122,891
General and administrative	(5,256)	267,377

Total stock-based compensation	$181,229	$390,268

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about the fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial and results of operations.

Note 4—Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
Computer and telecommunication equipment	$522,025	$517,617
Machinery and equipment	31,779	31,779
Office equipment	53,050	53,050
Instrumentation	115,421	115,421
Office furniture and equipment	474,772	474,772
Leasehold improvements	152,774	152,774

	1,349,821	1,345,413
Accumulated depreciation and amortization	(1,214,240)	(1,110,471)

Property and equipment, net	$135,581	$234,942

Depreciation and amortization of property and equipment from continuing operations totaled $103,769 and $169,005 for the years ended December 31, 2011 and 2010, respectively. For the period from December 22, 2003 (inception) through December 31, 2011 depreciation and amortization of property and equipment from continuing operations totaled $1,269,966.

Note 5—Intangible assets and strategic investment

On November 17, 2010 we entered into a custom technology access and product license agreement with BioZone Laboratories, Inc. (“BioZone’) for the co-development and strategic licensing of a portfolio of up to 20 aesthetics, advanced skin care formulations and other products for our MedPodium product line. The agreement grants us a royalty-free license of BioZone technology to develop a portfolio of 20 products, customized to our product specifications. We will have exclusive rights to the products developed to its specifications. The license is for a term of 10 years with an automatic 1 year renewal. In exchange for the technology access license we paid BioZone a fee of $1.0 million. The license fee was paid with 2,000,000 shares of our unregistered common stock. The license fee is being amortized over 11 years on a straight line basis.

On December 20, 2011 we received a license for a portfolio of nutraceutical, pharmaceutical and medical food product opportunities with SourceOne Global Partners, LLC (“SourceOne”). In exchange for the license we issued 1.5 million restricted shares of our common stock, which shares are to be held in escrow for six months and subject to release at future dates thereafter based on our advancement of certain jointly-developed products. Under terms of the licensing arrangement, we received a fully-paid-up license to commercialize formulations of various SourceOne ingredients to be marketed as nutraceuticals, pharmaceuticals and/or medical foods. In addition, we can designate up to ten products to be jointly developed by the partners, with cash and other resources to be contributed jointly under a profit-share arrangement. The license fee is being amortized over 10 years on a straight line basis.

Under the agreement, we also made an equity investment in the form of unregistered, restricted shares of our common stock to acquire rights to a 15% ownership interest in SourceOne Global Partners. Our ownership interest was acquired through the issuance into escrow of 1.5 million shares of our common stock negotiated based on a $0.50 per share value, representing a 70% premium above the $0.29 closing price of our stock on December 19, 2011. The investment was recorded at the per share value of $0.29. The shares are being held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. We also have certain rights to maintain our proportionate ownership interest in SourceOne, and to acquire SourceOne in the event SourceOne were to receive an offer from a third-party acquiror.

	December 31, 2011
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$102,273	$1,332,727

	December 31, 2010
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,000,000	$11,364	$988,636

Amortization expense for the years ended December 31, 2011 and 2010 was $90,909 and $11,364, respectively.

Based on the carrying amount of the intangible assets as of December 31, 2011 the amortization expense for the next five years and thereafter is estimated as follows:

Year Ending December 31,	Amount
2012	$134,409
2013	134,409
2014	134,409
2015	134,409
2016	134,409
Thereafter	660,682

Total	$1,332,727

Note 6—Accrued Liabilities

Accrued Liabilities consisted of the following:

	December 31,
	2011	2010
Payroll and benefits	$339,125	$624,412
Other	125,769	123,701

Total	$464,894	$748,113

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

	Number of Warrants (in shares)	Fair Value
Balance outstanding, January 1, 2010	13,993,184	$4,802,882
Warrants issued due to price protection provisions	2,838,777	—
Warrants exchanged for stock	(6,931,805)	(1,419,761)
Warrants cancelled	(6,560,481)	(1,281,135)
Fair value adjustment	—	(1,528,913)

Balance outstanding, December 31, 2010	3,339,675	$573,073
Warrants reclassed to equity classification	(1,202,025)	(204,425)
Fair value adjustment	—	(283,142)

Balance outstanding, December 31, 2011	2,137,650 (1)	$85,506

(1)	These warrants classified as derivative liabilities expired on March 9, 2012

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

During the year ended December 31, 2011 we reclassed warrants to purchase 1,202,025 shares of our common stock as their price protection provision expired in November 2011. The fair value of the warrants we reclassed amounted to $204,425 and was recorded as an increase in paid in capital and a reduction of derivative liabilities. At December 31, 2011 we had warrants to purchase 2,137,650 shares of our common stock classified as derivative liabilities that remain outstanding and expire on March 9, 2012.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	December 31, 2011
Fair value of common stock warrants (derivative liabilities)	$—	$—	$85,506	$85,506

Total	$—	$—	$85,506	$85,506

Liabilities	Level 1	Level 2	Level 3	December 31, 2010
Fair value of common stock warrants (derivative liabilities)	$—	$—	$573,073	$573,073

Total	$—	$—	$573,073	$573,073

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011:

		Fair Value Measurements at December 31, 2011
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$85,506	$—	$—	$85,506

Note 8—Commitments and Contingencies

Lease Commitments

On November 19, 2007 we entered into a lease for approximately 11,184 square feet of office space in San Diego, California to be used as Cardium’s corporate headquarters. The lease commenced in April 2008 once substantial improvements were completed and has a term of 64 months from the commencement date with an option to renew for an additional five years. Monthly base rent was approximately $46,972 during the first year of the lease and increases to $48,650, $50,328, $52,117, $53,907 and $55,808 each year thereafter. In addition to monthly base rent, we are also required to pay our proportionate share of any building operating expenses in excess of 2008 levels. In connection with entering into the lease, we paid a security deposit of $55,808 and delivered a $500,000 letter of credit to the landlord. The letter of credit is subject to annual reductions of $100,000 during the original term of the lease. At December 31, 2011 the letter of credit has a remaining balance of $200,000.

Future annual minimum rental payments under the lease is as follows:

Year Ending December 31,	Facilities (Operating Lease)
2012	$641,514
2013	384,953

Total	$1,026,467

Rent expense included in continuing operations was $596,247, and $593,756 for the years ended December 31, 2011 and 2010 respectively.

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

Note 9—Income Taxes

We file income tax returns in the United States (federal) and California. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2008.

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. This Interpretation clarifies the accounting and reporting for uncertainties in income tax law. It prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions. Differences between a tax position taken or expected to be taken in the Company’s tax returns and the amount of benefit recognized and measured in the financial statements result in unrecognized tax benefits, which are recorded in the balance sheet as either a liability for unrecognized tax benefits or reductions to recorded tax assets, as applicable. As of December 31, 2011 and 2010, no liability for unrecognized tax benefits was required to be recorded.

Interest costs related to unrecognized tax benefits are required to be calculated and would be classified as interest expense in the consolidated statement of operations. Penalties would be recognized as a component of general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2011 and December 31, 2010.

As of December 31, 2011 and December 31, 2010 we had net operating loss carryovers of $80 million and $77 million. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2023 for federal income purposes and in 2013 for state income tax purposes.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. We consider projected future taxable income and tax planning strategies in making our assessment. At present, we do not have a sufficient history of income to conclude that it is more-likely-than-not that we will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. For the years ended December 31, 2011 and 2010 the change in the valuation allowance was $1,031,928 and $2,377,926, respectively.

Our net deferred tax asset consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Deferred tax asset:
Net operating loss carry forwards	$31,804,793	$30,657,796
Deferred compensation	742,392	704,851
Deferred rent	47,129	65,640
Accrued expenses	86,004	248,731
Other	42,305	13,676

Total deferred tax assets	32,722,622	31,690,694
Less: Valuation allowance	(32,722,622)	(31,690,694)

Net deferred tax asset	$—	$—

The income tax provision (benefit) from income taxes consists of the following at December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Federal
Current	$—	$—
Deferred	(880,785)	(2,029,640)
State
Current	—	—
Deferred	(151,143)	(348,286)

Total	$(1,031,928)	$(2,377,926)
Change in valuation allowance	1,031,928	2,377,926
Income tax provision (benefit)	$—	$—

As a result of our significant operating loss carry forwards and the corresponding valuation allowance, no income tax benefit was recorded at December 31, 2011 or 2010. The provision for income taxes using the statutory federal tax rate as compared to our effective tax rate is summarized as follows:

	December 31,
	2011	2010
Expected federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(5.8)%	(5.8)%
Change in fair value of derivative liabilities	(1.6)%	(12.9)%
Other permanent differences	.5%	2.5%
Deferred tax true-up	26.4%	—%

	(14.5)%	(50.2)%
Change in valuation allowance	14.5%	50.2%

Totals	—%	—%

Note 10—Stockholders’ Equity (Deficiency)

Common Stock

On January 31, 2008, we completed a registered direct offering of 2,655,000 shares of our common stock at a purchase price of $2.00 per share and five year warrants to purchase additional shares of common stock. We received gross proceeds of approximately $5,300,000, before placement agent fees and offering expenses of approximately $400,000. At December 31, 2011 warrants to purchase 1,028,550 shares of our common stock remain outstanding. The warrants have an exercise price of $2.00 and are scheduled to expire in January of 2013.

On June 27, 2008, we completed a follow-on registered direct offering of 1,625,000 shares of our common stock at a purchase price of $2.00 per share and five year warrants to purchase additional shares of common stock. We received gross proceeds of approximately $3,250,000, before placement agent fees and offering expenses of approximately $224,000. At December 31, 2011 warrants to purchase 2,371,500 shares of our common stock remain outstanding. 2,275,000 of these warrants have an exercise price of $0.50 and 96,500 have an exercise price of $2.29. The warrants are scheduled to expire in June of 2013.

On July 18, 2008, we completed a second follow-on registered direct offering of 1,670,000 shares of our common stock at a purchase price of $2.00 per share and five year warrants to purchase additional shares of common stock. We received gross proceeds of approximately $3,340,000, before placement agent fees, offering expenses and expense reimbursements of approximately $330,000. At December 31, 2011 warrants to purchase 2,428,999 shares of our common stock remain outstanding. 2,337,999 of these warrants have an exercise price of $0.50 and 91,000 have an exercise price of $2.20. The warrants are scheduled to expire in June of 2013.

On November 5, 2008, we completed a secured debt financing pursuant to the terms of a Note and Warrant Purchase Agreement entered into with certain accredited investors. Under the terms of the purchase agreement we issued notes in the aggregate principal amount of $6 million to the investors, and five year warrants to purchase an additional 9,386,625 shares of our common stock, in the aggregate, at an exercise price of $2.00 per share. The warrants are subject to price protection provisions pursuant to the purchase agreement. At December 31, 2011 warrants to purchase 2,862,525 shares of our common stock remain outstanding. The warrants have an exercise price of $0.46 and are scheduled to expire in November of 2013.

On March 5, 2009 we completed a $3.5 million financing in the form of senior subordinated secured debt with accompanying warrants to purchase 1,505,000 shares of our common stock. The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We received gross proceeds of approximately $3.5 million, less placement agent fees and offering expenses of approximately $252,000. In addition, we issued warrants to purchase 90,300 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders. At December 31, 2011 all warrants issued in this transaction remain outstanding.

On June 23, 2009 we completed a $750,000 unsecured debt financing with accompanying warrants to purchase 502,500 shares of our common stock. The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We received aggregate gross proceeds of approximately $750,000 before placement agent fees and offering expenses of approximately $50,000. In addition, we issued warrants to purchase 12,060 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders. At December 31, 2011 all warrants issued in this transaction remain outstanding.

In September 16, 2009, we sold an aggregate of 3,000,000 at a price of $1.50 per share of our common stock and 2,250,000 warrants to common stock to certain institutional investors in exchange for gross proceeds of $4.2 million, net of issuance costs. Each investor received warrants to purchase a number of shares equal to 75% of the number of shares of common stock purchased by the investor in the offering. The exercise price of the warrants is $1.77. In addition, the placement agent for the September financing received 150,000 warrants to purchase common stock at an exercise price of $1.87 on substantially identical terms; provided, however that the warrants to the placement agent expire on December 19, 2012. At December 31, 2011 all warrants issued in this transaction remain outstanding.

On October 15, 2009, we sold an aggregate of 4,615,385 shares of our common stock and 3,000,000 warrants to common stock to certain institutional investors in exchange for gross proceeds of $5.6 million, net of issuance costs. Each investor received warrants to purchase a number of shares equal to 75% of the number of shares of common stock purchased by the investor in the offering. The units were sold at a price of $1.30 per unit. The exercise price of the warrants is $1.40. In addition, the placement agent for the October financing received 230,769 warrants to purchase common stock at an exercise price of $1.63 on substantially identical terms; provided, however that the warrants to the placement agent expire on December 19, 2012. At December 31, 2011 all warrants issued in this transaction remain outstanding.

During 2009, 270,590 shares of common stock were issued when warrants to purchase 1,097,207 shares of common stock were exercised in cashless transactions, whereby a portion of the respective warrants representing the right to purchase 826,617 shares of common stock, in the aggregate, were cancelled as the method of payment for the exercise of the warrants. We paid $15,000 to various warrant holders for fractional shares resulting from the cashless exercises. Also during 2009, 356,310 shares of common stock were issued upon the exercise of warrants for which we received $707,620 as payment of the exercise price. At December 31, 2011 all warrants issued in this transaction remain outstanding.

On March 12, 2010, we completed a registered direct offering of 2,266,998 units, which were sold to institutional and retail investors, at a price of $5.00 per unit. The offering resulted in gross proceeds to us of $11.3 million and net proceeds of approximately $10.4 million after payment of offering fees and expenses. Each unit consisted of 10 shares of common stock and a warrant to purchase 5 shares of common stock. In the aggregate 22,669,980 shares of common stock and warrants to purchase an additional 11,334,990 shares of common stock were issued in the offering. Dawson James received placement agent fees of $793,449 and a warrant to purchase an aggregate of 1,133,499 shares of common stock, exercisable at $0.64 per share. The placement agent’s warrants expire on December 9, 2012. At December 31, 2011 all warrants issued in this transaction remain outstanding.

On August 9, 2010 we filed a Form S-3 Registration Statement (declared effective by the securities and Exchange Commission on August 27, 2010) putting in place a universal shelf registration statement covering up to $50 million of any combination of common stock, preferred stock, debt securities, warrants, or units we may offer through August 9, 2013, at which time we will provide the specific term of any offering in one or more supplements to the prospectus. This registration statement is intended to allow us to capitalize on strategic opportunities that may arise; we do not have any current commitments for shares to be registered under the registration. The registration statement replaces an existing universal shelf registration statement that expired.

On September 28, 2010, we entered into a Sales Agreement (“Sales Agreement”) with Brinson Patrick Securities Corporation to enable us to use Brinson Patrick as a sales manager to sell shares of our common stock from time to time in “at-the-market” transactions pursuant to our shelf registration statement on a best efforts basis. For the year ended December 31, 2011 we sold 10,487,867 shares under this agreement for net proceeds of $4,530,129 and for the year ended December 31, 2010 we sold 935,200 shares under this agreement for net proceeds of $418,303.

On November 17, 2010 we entered into a custom technology access and product license agreement with BioZone Laboratories, Inc. (“BioZone’) for the co-development and strategic licensing of a portfolio of up to 20 aesthetics, advanced skin care formulations and other products for our MedPodiumTM product line. The agreement grants us a royalty-free license of BioZone technology to develop a portfolio of 20 products, customized to our product specifications. We will have exclusive rights to the products developed to its specifications. The license is for a term of 10 years plus a one year automatic renewal. In exchange for the technology access license we have agreed to pay BioZone a fee of $1.0 million. The license fee was paid with 2,000,000 shares of our unregistered common stock at a fair value $0.50 per share. The common stock is subject to certain lock up restrictions and will be held in an escrow account, to be released to BioZone beginning six months following the closing date of the transaction with such shares being released in five equal monthly installments. Under the terms of the agreement, BioZone will provide manufacturing services to us. We have been granted a right of first refusal with respect to any potential sale of BioZone or BioZone assets, under which we would be entitled to acquire BioZone or BioZone assets as applicable on the same terms and conditions as negotiated to mutual acceptability with any third party.

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

On December 20, 2011 we made an investment in the form of unregistered, restricted shares of our common stock to acquire rights to a 15% ownership interest in SourceOne Global Partners, LLC. Our ownership interest was acquired through the issuance into escrow of 1.5 million shares of our common stock based on a $0.50 per share value, representing a 70% premium above the closing price of our stock on December 19, 2011. The shares are being held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. We also have certain rights to maintain our proportionate ownership interest in SourceOne, and to acquire SourceOne in the event SourceOne were to receive an offer from a third-party acquirer.

In parallel with the equity investment and acquisition of the ownership interest in SourceOne described above, we also received a license for a portfolio of nutraceutical, pharmaceutical and medical food product opportunities for a licensing fee, which SourceOne applied to the purchase of 1.5 million restricted shares of our common stock at $0.50 per share, which shares are being held in escrow for six months and are subject to release at future dates thereafter based on our advancement of certain jointly-developed products.

Stockholder Rights Plan

On July 10, 2006, our Board of Directors approved the adoption of a Stockholder Rights Plan (“Rights Plan”). Pursuant to the Rights Plan, we issued a dividend of one right for each share of its common stock held by stockholders of record as of the close of business on July 21, 2006. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. In general, if a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15% or more of our common stock while the Rights Plan remains in place, then, unless we redeem the rights for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group, for 0.001 of a share of newly created Series A Preferred Stock of the Company at an exercise price of $40.00. Until the rights become exercisable, the rights will be represented by, and will automatically trade with, our common stock certificates.

The Rights Plan was reviewed in 2009 and will be evaluated every three years by a committee of independent directors of our Board of Directors to consider whether the Rights Plan continues to be in the best interests of the Company and its stockholders. The Rights Plan may be amended or revoked by our Board of Directors at any time and unless earlier terminated or amended, the rights will expire on July 10, 2016.

Stock Options and Other Equity Compensation Plans

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company. In addition we have one other equity compensation plan, Warrants—Tissue Repair.

At December 31, 2011 the following shares were outstanding and available for future issuance:

Plan	Shares Outstanding	Shares Available for Issuance
2005 Equity Incentive Plan	3,199,686	2,466,170
Warrants—Tissue Repair	385,000

Total all plans	3,584,686	2,466,170

A summary of stock options and warrants that we granted during the years December 31, 2010 and 2011 are as follows:

Grant Date	Quantity Issued	Expected Life (Years)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Grant Date Fair Value Per Option	Aggregate Fair Value
08/09/10	30,000	6.03	$0.74	88%	0%	1.95%	$0.55	$16,500
11/01/10	50,000	6.05	$0.74	95%	0%	1.62%	$0.39	$19,500

As of December 31, 2011, we had $211,823 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period January 2012 through October 2014. During the year ended December 31, 2011 we recognized $181,229 of stock option compensation expense.

The options and warrants granted during the year ended December 31, 2010, had a contractual term of seven years, and vest over approximately four years.

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

The following is a summary of stock option and warrant activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the years ended December 31, 2010 and 2011:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2009	4,025,000	$1.67	3.4
Granted	80,000	$0.74	6.0
Exercised	—	—	—
Cancelled	(164,617)	$0.90	4.9
Expired	(335,383)	$1.92	3.0

Balance outstanding, December 31, 2010	3,605,000	$1.67	4.8
Granted	—	—	—
Exercised	—	—	—
Cancelled	(20,314)	$0.89	4.0
Expired	—	—	—

Balance outstanding, December 31, 2011	3,584 686	$1.67	3.8

Balance exercisable, December 31, 2011	3,142,584	$1.80	3.7

As of December 31, 2011 there was no intrinsic value to the outstanding and exercisable options.

Warrants

The following table summarizes warrant activity for the years ended December 31, 2010 and 2011:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2009	23,561,356	1.52	4.0
Warrants issued	15,307,266	0.61	4.5
Warrants exercised	—	—	—
Warrants expired	(286,982)	1.50	—
Warrants cancelled	(6,931,805)	0.50	2.7

Balance outstanding, December 31, 2010	31,649,835	1.02	3.8
Warrants issued	—	—	—
Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Balance outstanding, December 31, 2011	31,649,835	$0.97	2.8

Warrants exercisable at December 31, 2011	31,649,835	$0.97	2.8

As of December 31, 2011 there was no intrinsic value to the outstanding and exercisable options.

The table above does not include warrants issued to employees and consultants as they are included under “Option Activity” above.

Note 11—Supplemental Financial Data (unaudited)

The following table presents selected unaudited financial results for each of the eight quarters during the two-year period ended December 31, 2011. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair statement of the financial information for the periods presented.

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$0	$0	$0	$0
Loss from operations	$(1,779,459)	$(1,977,394)	$(1,759,180)	$(1,901,884)
Net (loss) income	$(1,688,640)	$(1,763,306)	$(1,600,283)	$(2,076,863)
Net loss per common share—basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Weighted average shares outstanding—basic and diluted	83,097,967	83,097,967	83,097,967	90,908,169

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$0	$0	$0	$244,479
Loss from operations	$(1,480,587)	$(1,972,069)	$(1,821,080)	$(1,496,028)
Net (loss) income	$(1,039,816)	$(690,324)	$(3,448,731)	$442,580
Net loss per common share—basic and diluted	$(0.01)	$(0.01)	$(0.04)	$0.01
Weighted average shares outstanding—basic and diluted	59,968,059	77,852,154	77,852,154	79,477,951

Note 12—Subsequent Events

During the first quarter 2012, the Company raised an additional $6.5 million through the completion of a registered direct equity financing with three institutional and accredited investors of 17.9 million shares of Cardium common stock priced at $0.28 per share with no warrant coverage for net proceeds of approximately $4.6 million and through the sale of 5.2 million shares of common stock under at-the-market transactions for net proceeds of $1.9 million. As a result of the financing, the exercise price of warrants to purchase 2,137,650 shares of our common stock were reduced from $0.46 to $0.28 per share. Such warrants were originally issued in March 2007 and expired on March 9, 2012.

Management has evaluated subsequent events to determine if transactions occurring through the date on which the financial statements were available to be issued, require potential adjustments to, or disclosure in the Company’s financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level described above.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, or GAAP. Internal control over financial reporting includes policies and procedures for maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets; providing reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements in accordance with GAAP; providing reasonable assurance that receipts and expenditures of the Company are made only in accordance with authorization of our management and our board of directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of inherent limitations in all control systems, internal control over financial reporting is intended to provide only reasonable assurance, not absolute assurance, that a misstatement of our financial statements would be prevented or detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 at the reasonable assurance level described above.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules applicable to smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2012, which is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of December 31, 2011 and 2010;

•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from December 22, 2003 (inception) to December 31, 2011;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from December 22, 2003 (inception) to December 31, 2011; and

•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. The following financial statement schedules are included under Item 8 of this report: None.

(3) Exhibits. The following exhibit index shows those exhibits filed or furnished with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3.1	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3.2	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the Commission on January 18, 2006

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

4.1	Form of Warrant issued to employees and consultants of InnerCool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the Commission on March 14, 2006

4.2	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006

4.3	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

4.4	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

Exhibit Number	Description	Incorporated By Reference To
4.5	Form of Warrant issued to purchasers in January 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the Commission on January 31, 2008

4.6	Form of Warrant issued to purchasers in June 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the Commission on June 30, 2008

4.7	Form of Warrant issued to Empire Asset Management Company in June 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated June 27, 2008, filed with the Commission on June 30, 2008

4.8	Form of Warrant issued to purchasers in July 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated July 18, 2008, filed with the Commission on July 21, 2008

4.9	Form of Warrant issued to Empire Asset Management Company in July 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated July 18, 2008, filed with the Commission on July 21, 2008

4.10	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the November 2008 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated November 5, 2008, filed with the Commission on November 13, 2008

4.11	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the February 2009 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated February 27, 2009, filed with the Commission on March 5, 2009

4.12	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the June 2009 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated June 11, 2009, filed with the Commission on June 16, 2009

4.13	Form of Common Stock Purchase Warrant issued to investors in the September 2009 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated September 14, 2009, filed with the Commission on September 15, 2009

4.14	Form of Common Stock Purchase Warrant issued to investors in the October 2009 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated October 15, 2009, filed with the Commission on October 15, 2009

4.15	Form of Warrant Agreement between Cardium Therapeutics, Inc. and Computershare Trust Company, NA.	Exhibit 4.1 of our Current Report on Form 8-K dated March 15, 2010, filed with the Commission on March 15, 2010.

4.16	Form of Warrant issued to Life Sciences Capital LLC	Exhibit 10.42 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 14, 2007

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

Exhibit Number	Description	Incorporated By Reference To
10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.11	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.39 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on May 15, 2007

Exhibit Number	Description	Incorporated By Reference To
10.12	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.13	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on May 15, 2007.

10.14	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.15	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.16	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.17	Michigan License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated July 13, 1995	Exhibit 10.33 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.18	Amendment to License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated August 10, 1995	Exhibit 10.34 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.19	Second Amendment to the Michigan License agreement between the Regents of the University of Michigan and Selective Genetics, Inc. dated February 1, 2004	Exhibit 10.35 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.20	Third Amendment to Michigan License Agreement between the Regents of the University of Michigan, and Tissue Repair Company, and Cardium Biologics Inc. dated August 10, 2006	Exhibit 10.36 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.21	Office Lease by and between Paseo Del Mar CA LLC and Cardium Therapeutics, Inc., effective as of November 19, 2007	Exhibit 10.43 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 14, 2007

Exhibit Number	Description	Incorporated By Reference To
10.22	Form of Securities Purchase Agreement dated January 30, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the January 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the Commission on January 31, 2008

10.23	Form of Securities Purchase Agreement dated June 27, 2008, by and between Cardium Therapeutics, Inc. and each purchaser in the June 2008 registered direct offering (an agreement on substantially this form was signed by each purchaser in the offering)	Exhibit 10.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the Commission on June 30, 2008

10.24	Form of Note and Warrant Purchase Agreement, dated as of November 5, 2008, by and among Cardium, InnerCool Therapies, Inc., Tissue Repair Company and each investor in the November 2008 debt financing	Exhibit 10.1 of our Current Report on Form 8-K dated November 5, 2008, filed with the Commission on November 13, 2008

10.25	Security Agreement dated as of November 5, 2008, by and among Cardium, InnerCool Therapies, Inc., Tissue Repair Company and Robert Marvin as collateral agent	Exhibit 10.2 of our Current Report on Form 8-K dated November 5, 2008, filed with the Commission on November 13, 2008

10.26	Form of Note and Warrant Purchase Agreement, dated as of February 27, 2009, by and among Cardium, InnerCool Therapies, Inc., Tissue Repair Company and each investor in the February 2009 debt financing	Exhibit 10.1 of our Current Report on Form 8-K dated February 27, 2009, filed with the Commission on March 5, 2009

10.27	Security Agreement dated as of February 27, 2009, by and among Cardium, InnerCool Therapies, Inc., Tissue Repair Company and Dr. Robert Marshall as collateral agent	Exhibit 10.2 of our Current Report on Form 8-K dated February 27, 2009, filed with the Commission on March 5, 2009

10.28	Asset Purchase Agreement dated July 10, 2009, by and among InnerCool Therapies, Inc., Cardium Therapeutics, Inc., and Philips Electronics North America Corporation	Exhibit 10.1 of our Current Report on Form 8-K dated July 10, 2009, filed with the Commission on July 15, 2009.

10.29	Securities Purchase Agreement dated September 14, 2009, by and among Cardium and the investors named therein with respect to the September 2009 registered direct offering.	Exhibit 10.1 of our Current Report on Form 8-K dated September 14, 2009, filed with the Commission on September 15, 2009

10.30	Securities Purchase Agreement dated October 15, 2009, by and among Cardium and the investors named therein with respect to the October 2009 registered direct offering.	Exhibit 10.1 of our Current Report on Form 8-K dated October 15, 2009, filed with the Commission on October 15, 2009

10.31	Sales Agreement September 28, 2010, by and between Cardium Therapeutics Inc. and Brinson Patrick Securities Corporation	Exhibit 10.1 of our Current Report on Form 8-K dated September 28, 2010, filed with the Commission on September 29, 2010

Exhibit Number	Description	Incorporated By Reference To
10.32	Asset Purchase Agreement dated June 26, 2011 by and among Transdel Pharmaceuticals, Inc., Cardium Healthcare, Inc. and Cardium Therapeutics, Inc.	Exhibit 2.1 of our Current Report on Form 8-K dated June 26, 2011, filed with the SEC on June 27, 2011

10.33	Strategic Partnership Agreement dated December 20, 2011 by and among MedPodium Health Sciences, Inc. and Source One Global Partners, LLC	Filed herewith

10.34	Securities Purchase Agreement, dated February 12, 2012 by and between Cardium Therapeutics, Inc. and the investors named therein with respect to the February 2012 offering	Exhibit 10.1 of our Current Report on Form 8-K dated February 12, 2012, filed with the SEC on February 13, 2012

10.35	Placement Agency Agreement dated February 12, 2012 between Cardium Therapeutics, Inc. and Ladenburg Thalmann & Co. Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated February 12, 2012, filed with the SEC on February 13, 2012

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Marcum LLP	Filed herewith

24.1	Power of Attorney	Included on signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Section 1350 Certification	Furnished herewith

101	The following financial statements and footnotes from the Cardium Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contract or compensatory plan or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012

CARDIUM THERAPEUTICS, INC.

By:	/s/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Christopher J. Reinhard and Tyler M. Dylan-Hyde, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REINHARD (Christopher J. Reinhard)	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 30, 2012

/s/ DENNIS M. MULROY (Dennis M. Mulroy)	Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2012

/s/ TYLER M. DYLAN-HYDE (Tyler M. Dylan-Hyde)	Director	March 30, 2012

/s/ EDWARD W. GABRIELSON (Edward W. Gabrielson)	Director	March 30, 2012

/s/ MURRAY H. HUTCHISON (Murray H. Hutchison)	Director	March 30, 2012

/s/ ANDREW M. LEITCH (Andrew M. Leitch)	Director	March 30, 2012

/s/ GERALD J. LEWIS (Gerald J. Lewis)	Director	March 30, 2012

/s/ LON E. OTREMBA (Lon E. Otremba)	Director	March 30, 2012