Form 10-Q
period 2012-03-31
Cardium Therapeutics, Inc.
filed 2012-05-15
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

☐  Yes     ☒  No

As of May 14, 2012, the registrant had 119,617,356 shares of common stock outstanding.

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

Unless the context requires otherwise, all references in this report to the “Company,” “Cardium,” “we,” “our,” and “us” refer to Cardium Therapeutics, Inc. and, as applicable, Post-Hypothermia Corporation (formerly, InnerCool Therapies, Inc.), Tissue Repair Company and MedPodium Health Sciences, Inc., each a wholly-owned subsidiary of Cardium.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,070,522	$4,721,279
Restricted cash	50,000	150,000
Accounts receivable	17,546	0
Inventory	521,657	434,130
Prepaid expenses and other assets	111,266	68,204

Total current assets	9,770,991	5,373,613
Restricted cash	0	50,000
Property and equipment, net	111,701	135,581
Investment	435,000	435,000
Technology license fees, net	1,299,125	1,332,727
Other long term assets	176,308	176,308

Total assets	$11,793,125	$7,503,229

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,189,467	$749,586
Accrued liabilities	500,932	464,894
Derivative liabilities—fair value of warrants	0	85,506

Total current liabilities	1,690,399	1,299,986
Deferred rent	105,353	118,313

Total liabilities	1,795,752	1,418,299

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 119,617,356 at March 31, 2012 and 96,565,834 at December 31, 2011	11,962	8,610
Additional paid-in capital	100,670,462	94,167,335
Deficit accumulated during development stage	(90,685,051)	(88,091,015)

Total stockholders’ equity	9,997,373	6,084,930

Total liabilities and stockholders’ equity	$11,793,125	$7,503,299

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from December 22, 2003 (Inception) to March 31, 2012
	2012	2011
Revenues
Product sales	$20,478	$0	$20,478
Grant revenues	0	0	1,623,160

Total revenues	20,478	0	1,643,638
Cost of goods sold	5,455	0	5,455

Gross profit	15,023	0	1,638,183

Operating expenses
Research and development	1,164,599	491,574	42,550,006
Selling, general and administrative	1,509,761	1,287,885	38,946,373

Total operating expenses	2,674,360	1,779,459	81,496,379

Loss from operations	(2,659,337)	(1,779,459)	(79,858,196)

Change in fair value of derivative liabilities	64,157	88,170	10,395,709
Gain on warrant exchange	0	0	473,872
Interest income	2,539	5,262	1,579,582
Interest expense	(1,395)	(2,613)	(7,123,401)

Net loss from continuing operations	$(2,594,036)	$(1,688,640)	$(74,532,434)
Net loss from discontinued operations	0	0	(22,561,220)
Gain on sale of business unit	0	0	6,408,603

Net loss	$(2,594,036)	$(1,688,640)	$(90,685,051)

Basic and diluted net loss per share	$(0.02)	$(0.02)
Weighted average common shares outstanding	109,279,152	83,097,967

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,		December 22, 2003 (Inception) To March 31, 2012
	2012	2011
Cash Flows From Operating Activities
Net loss	$(2,594,036)	$(1,688,640)	$(90,685,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	0	0	(6,408,603)
Gain on sale of warrants	0	0	(518,622)
Loss on abandonment of leaseholds	0	0	135,344
Depreciation	23,880	26,635	2,027,185
Amortization—intangibles	0	0	2,696,193
Amortization—debt discount	0	0	5,291,019
Amortization—deferred financing costs	0	0	925,859
Amortization—technology and product license fee	33,602	22,727	135,875
Provision for obsolete inventory	0	0	200,000
Change in fair value of warrants	(64,157)	(88,170)	(10,395,709)
Common stock and warrants issued for services and reimbursement of expenses	0	0	203,882
Stock based compensation expense	43,239	22,519	7,471,314
In-process purchased technology	0	0	2,027,529
Changes in operating assets and liabilities
Accounts receivable	(17,546)	0	61,442
Inventories	(87,527)	0	(2,327,816)
Prepaid expenses and other assets	(43,062)	(10,732)	(223,856)
Deposits	0	0	(189,750)
Accounts payable	439,881	(96,208)	2,326,189
Accrued liabilities	36,038	11,063	(182,186)
Deferred rent	(12,960)	(7,591)	105,353

Net cash used in operating activities	(2,242,648)	(1,808,397)	(87,324,409)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	0	0	(1,500,000)
Fee paid to list shares issued for technology and product license	0	0	(65,000)
Purchases of property and equipment	0	(1,358)	(2,816,551)

Net cash used in investing activities	0	(1,358)	(4,381,551)

Cash Flows From Financing Activities
Proceeds from officer loan	0	0	62,882
Cash acquired in acquisitions	0	0	1,551,800
Restricted cash – collateral for letter of credit	150,000	100,000	(50,000)
Restricted cash – proceeds placed in escrow from sale of business	0	0	0
Proceeds from the exercise of warrants, net	0	0	1,258,448
Proceeds from debt financing agreement, net of debt issuance costs of $871,833	0	0	14,378,167
Proceeds from the sale of business unit	0	0	11,250,000
Repayment of debt	0	0	(15,750,000)
Proceeds from sales of common stock, net of issuance cost	6,441,891	0	88,075,185

Net cash provided by financing activities	6,591,891	100,000	100,776,482

Net increase (decrease) in cash	4,349,243	(1,709,755)	9,070,522
Cash and cash equivalents at beginning of period	4,721,279	6,644,054	0

Cash and cash equivalents at end of period	$9,070,522	$4,934,299	$9,070,522

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,395	$1,431	$1,390,196
Cash paid for income taxes	$0	$0	$26,162
Non-Cash Activity:
Subscription receivable for common shares	$0	$0	$17,000
Common stock issued for repayment of loans	$0	$0	$62,882
Stock issued for technology license fee	$0	$0	$1,000,000
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$0	$0	$5,824,000
Warrants exchanged for stock	$0	$0	$(901,139)
Reclassification of derivative liabilities with expired price protection provisions	$(21,349)	$0	$(4,045,702)
Issuance of note for accrued milestone payment	$0	$0	$500,000

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

Liquidity and Going Concern

As of March 31, 2012, we had $9,070,522 in cash and cash equivalents, and $50,000 in restricted cash. Our working capital at March 31, 2012 was $8,080,592.

Net cash used in operating activities was $2,242,648 for the three months ended March 31, 2012 compared to $1,808,397 for the three months ended March 31, 2011. The increase in net cash used in operating activities was due primarily to testing and validation costs for our initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to March 31, 2012, net cash used in operating activities has been $87,324,409.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $6,591,891 for the three months ended March 31, 2012. This included a registered direct equity financing with three institutional investors of 17.9 million shares of Cardium common stock priced at $0.28 per share with no warrant coverage for net proceeds of $4.5 million and through the sale of 5.2 million shares of common stock under at-the-market transactions for net proceeds of $1.9 million. From inception (December 22, 2003) to March 31, 2012 net cash provided by financing activities has been $100,776,482.

Net cash used in investing activities since inception has been $4,381,551. At March 31, 2012 we did not have any significant capital expenditure requirements.

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

We do not have any unused credit facilities or other sources of capital available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities. On September 28, 2010, we entered into a Sale Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to our shelf registration statement. During the first quarter of 2012 we raised $1,875,127 under this registration. Other than this at-the-market facility, we do not have any financing arrangements in place at this time, nor can we provide any assurance about the availability or terms of any future financing.

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

FDIC Insured Limits

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We maintain all of our cash and cash equivalents on deposit with one financial institutions; we perform periodic evaluations of the relative credit standing of this institution. At March 31, 2012, our cash on deposit with the financial institution where substantially all of our cash and cash equivalents are deposited exceeded the FDIC insured limits.

Restricted Cash

We have a total of $50,000 invested in a certificate of deposit that serves as collateral for an outstanding letter of credit, and is therefore restricted. The letter of credit is a security deposit towards tenant improvements for our office space and is expected to be reduced by $50,000 on March 1, 2013. Therefore, $50,000 is classified as current restricted cash as of March 31, 2012 in our consolidated condensed balance sheet.

Inventory

Inventories are stated at lower of cost or market and consist of raw materials associated with the Excellagen product. Cost for all of the Company’s inventories is determined on a first-in, first-out (FIFO) basis.

Revenue Recognition

Revenue is recorded when (1) the customer accepts delivery of the product and title has been transferred and the Company has no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction has occurred; (3) price is fixed and (4) collection is reasonably assured. Sales are presented net of discounts and allowances.

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

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. We do not believe there was any impairment of long-lived assets at March 31, 2012.

Loss Per Common Share

We compute loss per share, in accordance with ASC Topic 260 which requires dual presentation of basic and diluted earnings per share.

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2012 or 2011 because their effect would be anti-dilutive.

As of March 31, 2012 potentially dilutive securities consist of outstanding stock options and warrants to acquire 32,549,025 shares of our common stock. As of March 31, 2011, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 35,254,835 shares of our common stock.

Stock-Based Compensation

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended March 31,
	2012	2011
Research and development	$5,951	$(33,915)
General and administrative	37,288	56,434

Total	$43,239	$22,519

Income Taxes

We file income tax returns in the United States (federal) and California. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2009.

We follow the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies the accounting and reporting for uncertainties in income tax law. It prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions. Differences between a tax position taken or expected to be taken in the Company’s tax returns and the amount of benefit recognized and measured in the financial statements result in unrecognized tax benefits, which are recorded in the balance sheet as either a liability for unrecognized tax benefits or reductions to recorded tax assets, as applicable. As of March 31, 2012 and December 31, 2011, no liability for unrecognized tax benefits was required to be recorded.

Interest costs related to unrecognized tax benefits are required to be calculated and would be classified as interest expense in the consolidated statement of operations. Penalties would be recognized as a component of general and administrative expenses. No interest and penalties were recorded during the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011 we had net operating loss carryovers of $85 million and $83 million. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2023 for federal income purposes and in 2013 for state income tax purposes.

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

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. For the three months ended March 31, 2011, the change in the valuation allowance was $1,036,605.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting standards, if adopted, would have a material impact on our consolidated financial statements.

Note 3. Intangible Assets

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

On December 20, 2011 we received a license for a portfolio of nutraceutical, pharmaceutical and medical food product opportunities from SourceOne Global Partners, LLC (“SourceOne”). In exchange for the license we issued 1.5 million restricted shares of our common stock. The shares were deposited in escrow for six months and subject to release at future dates thereafter based on our advancement of certain jointly-developed products. Under terms of the licensing arrangement, we received a fully-paid-up license to commercialize formulations of various SourceOne ingredients to be marketed as nutraceuticals, pharmaceuticals and/or medical foods. In addition, we obtained the right to designate up to ten products to be jointly developed by the parties, with cash and other resources to be contributed jointly under a profit-share arrangement. The license fee is being amortized over 10 years on a straight line basis.

Under the agreement, we also made an equity investment in the form of unregistered, restricted shares of our common stock to acquire an option to purchase to a 15% ownership interest in SourceOne Global Partners. The option was acquired through the issuance into escrow of 1.5 million shares of our common stock negotiated based on a $0.50 per share value, representing a 70% premium above the $0.29 closing price of our stock on December 19, 2011, and is exercisable for an exercise fee of $10,000. The investment was recorded at the per share value of $0.29. The shares of our common stock issued for the option are being held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. We also have certain rights to maintain our proportionate ownership interest in SourceOne, and a right of first refusal to acquire SourceOne on the terms that SourceOne were to offer a third-party acquiror.

Intangible assets consisted of the following:

	March 31, 2012
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$135,875	$1,299,125

	December 31, 2011
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$102,273	$1,332,727

Amortization expense for the three months ended March 31, 2012 and March 31, 2011 was $33,602 and $22,727, respectively.

Based on the carrying amount of the intangible assets as of March 31, 2012 the amortization expense for the next five years and thereafter is estimated as follows:

Year Ending December 31,	Amount
2012	$100,807
2013	134,409
2014	134,409
2015	134,409
2016	134,409
Thereafter	660,682

Total	$1,299,125

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Accrued expenses—other	123,701	125,769
Accrued payroll and benefits	377,231	339,125

Total	$500,932	$464,894

Note 5. Derivative Liabilities

Derivative liabilities consisted of warrants to purchase 2,134,920 shares of our common stock that contain “down-round” provisions. The down-round provisions contained in these warrants reduce the exercise price of these warrants if we issue new equity or equity-linked securities at prices, or with exercise or conversion prices, that are less than the exercise price of these warrants. On February 16, 2012 the warrants were re-priced to $0.28 due to the issuance of new equity. On March 9, 2012 the warrants expired. On that date the warrants were fair valued at $21,349 and were reclassified to paid in capital upon expiration.

The fair value of the warrants was calculated as of March 9, 2012 using a Binomial Option Pricing Model approach with the following assumptions: exercise price $0.28, closing price of common stock $0.28, risk free interest rate of 0.06%, dividend yield of 0%, volatility of 102%. We recorded a change in fair value of $64,157 for the three months ended March 31, 2012 which is shown as change in fair value of derivative liabilities in our condensed consolidated statement of operations.

Fair Value
Balance outstanding, December 31, 2011	$85,506
Change in fair value of derivative liability	(64,157)
Reclass to equity upon expiration of warrant	(21,349)

Balance outstanding, December 31, 2011	$0

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	March 31, 2012
Fair value of common stock warrants (derivative liabilities)	$—	$—	$—	$—

Total	$—	$—	$—	$—

Liabilities	Level 1	Level 2	Level 3	December 31, 2011
Fair value of common stock warrants (derivative liabilities)	$—	$—	$85,506	$85,506

Total	$—	$—	$85,506	$85,506

Note 6. Stock Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to our employees, non-employee directors and consultants.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of such plan to our employees and consultants, during the three months ended March 31, 2012. At March 31, 2012, there was no intrinsic value in the outstanding options.

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2012	3,584,686	$1.67	3.8
Granted	50,000	0.74	7.0
Exercised	—	—	—
Expired (vested)	(79,686)	0.94	3.7
Cancelled (unvested)	—	—	—

Balance outstanding, March 31, 2012	3,555,000	$1.67	3.5

Exercisable, March 31, 2012	3,146,332	1.79	3.4

Note 7. Common Stock Purchase Warrants

In connection with various financing transactions we have issued common stock purchase warrants to investors. The following table summarizes warrant activity for the three months ended March 31, 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2012	31,649,835	$0.97	2.8
Warrants issued	—	—	—
Warrants exercised	(2,730)	0.28	—
Warrants expired	(2,653,080)	1.04	—
Warrants cancelled	—	—	—

Balance outstanding, March 31, 2012	28,994,025	$0.96	2.8

Warrants exercisable at March 31, 2012	28,994,025	$0.96	2.8

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Warrants by Price Range
Warrants priced between $0.50 and $0.64	18,283,513	$0.59	2.9
Warrants priced between $0.90 and $3.78	10,710,512	$1.59	2.6

Balance outstanding, March 31, 2012	28,994,025	$0.96	2.8

Note 8. Subsequent Events

Management has evaluated subsequent events to determine if transactions occurring through the date on which the financial statements were available to be issued, require potential adjustments to, or disclosure in the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended March 31, 2012. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2011 (our “2011 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Overview

We are a medical technology company primarily focused on the development and commercialization of a portfolio of novel products and devices for cardiovascular and ischemic disease, wound healing and tissue repair.

Since we were initially funded in October 2005, we have made three strategic acquisitions and sold one business unit. We are currently operating in three primary business lines. Our Cardium Biologics business is developing innovative cardiovascular product candidates. Our Tissue Repair Company subsidiary is developing and commercializing a late-stage line of regenerative medicine product candidates. Finally our Medpodium Health Sciences subsidiary is developing a line of nutraceuticals and other healthy lifestyle products. We report our operations in a single operating segment.

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

More detailed information about our products, product candidates, our intended efforts to develop our products and our business strategy is included in our 2011 Annual Report.

Recent Developments

During 2012, we plan to undertake the following activities:

•	advance our clinical study for Generx, the APSIRE clinical study, in Russia

•	commercialize our Excellagen product and develop new product extensions based on our custom formulated collagen product platform for additional wound healing applications

•	introduce additional product line extensions to grow our MedPodium modern lifestyle product platform and broaden its distribution, and

•	continue to review acquisitions of other businesses, product opportunities and technologies on favorable economic terms consistent with our long-term business strategy.

Generx Commercial Development Plans

Generx (alferminogene tadenovec/CardioNovo™) is a DNA-based angiogenic therapy being developed for the potential treatment of myocardial ischemia due to advanced coronary artery disease. Generx is designed to stimulate and promote the growth of supplemental collateral vessels to enhance myocardial blood flow (perfusion) following a one-time intracoronary administration from a standard cardiac infusion catheter in patients who have insufficient blood flow due to atherosclerotic plaque build-up in the coronary arteries.

In 2011, we initiated plans for a follow-on clinical study of Generx involving approximately 100 patients at up to six leading medical centers in Russia, and using SPECT imaging as a key clinical endpoint, which began in the first quarter of 2012. If the trial is successful, we hope to gain approval to sell Generx in Russian and other eastern European countries, where treatment with Generx may serve as a lower cost alternative to traditional surgery and stents. We also believe that having additional clinical evidence confirming the safety and effectiveness of Generx for improving coronary collateral circulation in men and women with severe coronary artery disease could potentially be used to optimize and broaden commercial development pathways in the U.S. and other industrialized countries.

Commercial Advancement of Excellagen™

On October 10, 2011, our Tissue Repair Company subsidiary received a 510(k) premarket notification from the U.S. Food and Drug Administration (FDA) for its fibrillar collagen-based Excellagen™ topical gel for healing of diabetic foot ulcers and other dermal wounds. Our 510(k) filing covers Excellagen’s use as a wound care management medical device for topical application by health care professionals for patients with dermal wounds, which can include diabetic ulcers, pressure ulcers, venous ulcers, tunneled/undermined wounds, surgical and trauma wounds, second degree burns, and other types of wounds.

In first quarter 2012, we initiated market introduction of Excellagen in the U.S. and also announced our first international agreement for the sales and marketing of Excellagen with BL&H Co. Ltd., a South Korean pharmaceutical company. We also entered into a logistics and cold chain services agreement with Smith Medical Partners, a subsidiary of H. D. Smith focused on distribution of specialty, brand and generic pharmaceuticals, vaccines, injectables and medical/surgical materials. Smith Medical Partners provides practitioners with valuable product insights, information about patient assistant programs and can provide next-day delivery allowing physicians and wound care clinics to receive Excellagen swiftly and reliably. We continue to progress forward with the Excellagen for marketing and sales in the U.S. and are in discussions with potential partners for the commercialization of Excellagen in the U.S. and internationally.

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

In December 2011, we launched MedPodium Nutra-Apps, small, pharmaceutically-sealed, tasteless, easy-use capsules in pocket-sized packaging that are designed to address the unique needs of today’s highly mobile and technology-driven millennial consumers (aged 20-35). The launch included Neo-Energy a dietary supplement capsule that provides a customized blend of natural caffeine, green tea leaf extract and Vitamin B3 (Niacin). Each of Neo-Energy’s small, easy-to-use capsules provide an amount of caffeine comparable to commonly-sold energy shots or a premium coffee, or multiple cans (about 20 ounces) of various energy drinks. We also launched Neo-Carb Bloc as a dietary supplement featuring a custom formulation of white kidney bean extract that has been shown to reduce the enzymatic digestion of dietary starches contained in many carbohydrate-rich foods such as pastas, rice, crackers, breads, pastries, potato chips, and donuts.* These products are being distributed through select convenience stores in the Southern and Southwestern United States. In first quarter 2012, we entered into an agreement with Nutritional Products International (NPI), a nutraceutical and cosmeceutical firm that provides sales and distribution services for worldwide brands that will make our MedPodium Nutra-Apps products available across the U.S. Our MedPodium Nutra-Apps products are also available on RevNutrition.com, a website that many consumers turn to for the premium vitamins and supplements.

* Note: These statements have not been evaluated by the Food and Drug Administration, these products are not intended to diagnose, treat, or prevent any disease.

On December 20, 2011 we received a license for a portfolio of nutraceutical, pharmaceutical and medical food product opportunities from Source One Global Partners, LLC (“SourceOne”). In exchange for the license we issued to SourceOne 1.5 million restricted shares of our common stock. The shares of common stock are being held in escrow for six months and are subject to release at future dates thereafter based on our advancement of certain jointly-developed products. Under terms of the licensing arrangement, we received a fully-paid-up license to commercialize formulations of various SourceOne ingredients to be marketed as nutraceuticals, pharmaceuticals and/or medical foods. In addition, we can designate up to ten products to be jointly developed by the parties, with cash and other resources to be contributed jointly under a profit-share arrangement. The license fee is being amortized over 10 years on a straight line basis.

Under the agreement, we also made an equity investment in the form of unregistered, restricted shares of our common stock to acquire an option to purchase a 15% ownership interest in SourceOne. The option is a seven year option exercisable at an option fee of $10,000. We acquired the option in exchange for the issuance into escrow of 1.5 million shares of our common stock negotiated based on a $0.50 per share value, representing a 70% premium above the $0.29 closing price of our stock on December 19, 2011. The investment was recorded at the per share value of $0.29. The shares of common stock issued for the option are being held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. We also have certain rights to maintain our proportionate ownership interest in SourceOne, and a right of first refusal to acquire SourceOne on the same terms that SourceOne would be willing to accept from a third-party acquiror.

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

Our other significant accounting policies are described under Item 7 of our 2011 Annual Report and in the notes to the condensed consolidated financial statements included in this report.

Results of Operations

Three months ended March 31, 2012 compared to March 31, 2011.

Revenues for the three months ended March 31, 2012 were $20,478 and were generated from the initial distribution of our Medpodium Nutra-Apps. There were no revenues for the three months ended March 31, 2011. We expect to continue to generate revenues from sales of our Medpodium Nutra-Apps products in the balance of 2012. We have also established an inventory of our Excellegen™ topical gel, and anticipate initial sales of that product in 2012.

Research and development expenses for the three months ended March 31, 2012 were $1,164,599 compared to $491,574 for the same three month period last year. The increase of $673,025 was the result of increases in expenses related to the development of our Excellagen product candidates, and costs associated with the initiation of our ASPIRE study in Russia.

Selling, general and administrative expenses for the three months ended March 31, 2012 were $1,509,761 compared to $1,287,885 for the three months ended March 31, 2011. The $221,876 increase was primarily due to increases in expenses associated with marketing efforts for our Medpodium Nutra-Apps product line and our Excellagen topical gel.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended March 31, 2012 was $2,539 compared to $5,262 for the same three month period last year. Interest expense for the three months ended March 31, 2012 was $1,395 and $2,613 at March 31, 2011 and primarily consisted of charges related to the financing of our annual insurance premiums.

Liquidity and Going Concern

As of March 31, 2012, we had $9,070,522 in cash and cash equivalents, and $50,000 in restricted cash. Our working capital at March 31, 2012 was $8,080,592.

Net cash used in operating activities was $2,242,648 for the three months ended March 31, 2012 compared to $1,808,397 for the three months ended March 31, 2011. The increase in net cash used in operating activities was due primarily to testing and validation costs for our initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to March 31, 2012, net cash used in operating activities has been $87,324,409.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $6,591,891 for the three months ended March 31, 2012. This included a registered direct equity financing with three institutional investors of 17.9 million shares of Cardium common stock priced at $0.28 per share with no warrant coverage for net proceeds of $4.5 million and through the sale of 5.2 million shares of common stock under at-the-market transactions for net proceeds of $1.9 million. From inception (December 22, 2003) to March 31, 2012 net cash provided by financing activities has been $100,776,482.

Net cash used in investing activities since inception has been $4,381,551. At March 31, 2012 we did not have any significant capital expenditure requirements.

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

We do not have any unused credit facilities or other sources of capital available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities. On September 28, 2010, we entered into a Sale Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to our shelf registration statement. During the first quarter of 2012 we raised $1,875,127 under this agreement. Other than this at-the-market facility, we do not have any financing arrangements in place at this time, nor can we provide any assurance about the availability or terms of any future financing.

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

As of March 31, 2012, we did not have any significant off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the rules and regulations of the SEC, as a smaller reporting company we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures. They are designed to provide reasonable assurance that material information is: (i) gathered and communicated to our management, including our principal executive officer and principal financial officer, on a timely basis; and (ii) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2012 neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related and other matters in connection with the technology we develop or license and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, business relationships or products, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all, or to pay other forms of compensation or expenses. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to us, which we do not consider likely to be material to us, but which can nevertheless result in costs and diversions of resources to pursue and resolve.

ITEM 1A.	RISK FACTORS

In addition to the risk factors described below, a number of risk factors that could materially affect our business, product candidates, financial condition and results of operations are disclosed and described in our 2011 Annual Report. You should carefully consider the risks described below and under Part II, Item 1A of our 2011 Annual Report, as well as the other information in our 2011 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

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

For example, we expect to depend upon the efforts of third parties to promote and sell our Medpodium Nutra-Apps and Excellagen™ products, as well our Generx® product if it should achieve regulatory approval, but there can be no assurance that the efforts of such third parties will meet our expectations or result in any significant product sales. While third parties would be largely responsible for the timing and extent of sales and marketing efforts, they may not dedicate sufficient resources to our product opportunities, and our ability to cause them to devote additional resources or to otherwise promote sales of our products may be limited. In addition, commercialization efforts could be negatively impacted by the delay or failure to obtain additional supportive data for our products. In some cases, third party partners could be responsible for conducting additional clinical trials to obtain such data and our ability to increase the efforts and resources allocated to these trials may be limited.

We may not be able to maintain the listing of our common stock on the NYSE Amex stock exchange. Any de-listing could have a material impact on the trading in our common stock, including the liquidity and price of our common stock. Any de –listing, if it were to occur, would impact our ability to raise capital through our at-the-market facility.

Our common stock is currently listed on the NYSE Amex LLC (the “Exchange”). To maintain that listing, we must continue to comply with various listing standards of the Exchange. In November 2010, we received a notice from the staff of the Exchange noting that, based on their review of publicly available information, we did not meet certain of the Exchange’s continued listing standards related to the maintenance of a minimum level of stockholders’ equity and losses from ongoing operations. In December 2010, we submitted a plan of compliance (the “Plan”) advising the Exchange of the actions that we had taken or planned to take to regain compliance, particularly the maintenance of $6.0 million of stockholders equity by August 26, 2011. The Exchange accepted the Plan. After completing a review of our business development and related activities, on September 23, 2011, the Exchange notified us that it had accepted our modified Plan and granted us an extension until December 31, 2011 to regain compliance with the continued listing standards.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

10.1	Securities Purchase Agreement, dated February 12, 2012 by and between Cardium Therapeutics, Inc. and the investors named therein with respect to the February 2012 offering	Exhibit 10.1 of our Current Report on Form 8-K dated February 12, 2012, filed with the SEC on February 13, 2012

10.2	Placement Agency Agreement dated February 12, 2012 between Cardium Therapeutics, Inc. and Ladenburg Thalmann & Co. Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated February 12, 2012, filed with the SEC on February 13, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Furnished herewith.

101	The following financial statements and footnotes from the Cardium Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer