Form 10-Q
period 2012-06-30
Cardium Therapeutics, Inc.
filed 2012-08-14
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 14, 2012, the registrant had 119,617,356 shares of common stock outstanding.

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

•	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	our ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

•	our ability to maintain the listing of our common stock on a national exchange;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	the outcome of litigation matters;

•	the anticipated activities of our personnel, consultants and collaborators;

•	expectations concerning our operations outside the United States;

•	current and future economic and political conditions;

•	overall industry and market performance;

•	the impact of new accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,271,500	$4,721,279
Restricted cash	50,000	150,000
Accounts receivable	9,757	0
Inventory	771,867	434,130
Prepaid expenses and other assets	182,160	68,204

Total current assets	7,285,284	5,373,613
Restricted cash	0	50,000
Property and equipment, net	102,872	135,581
Investment	435,000	435,000
Technology license fees, net	1,265,523	1,332,727
Other long term assets	176,308	176,308

Total assets	$9,264,987	$7,503,229

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$638,983	$749,586
Accrued liabilities	418,446	464,894
Derivative liabilities—fair value of warrants	0	85,506

Total current liabilities	1,057,429	1,299,986
Deferred rent	87,026	118,313

Total liabilities	1,144,455	1,418,299

Commitments and contingencies
Stockholders’ equity :
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 119,617,356 at June 30, 2012 and 96,565,834 at December 31, 2011	11,962	8,610
Additional paid-in capital	100,669,068	94,167,335
Deficit accumulated during development stage	(92,560,498)	(88,091,015)

Total stockholders’ equity	8,120,532	6,084,930

Total liabilities and stockholders’ equity	$9,264,987	$7,503,299

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2012
	2012	2011	2012	2011
Revenues
Product sales	$13,174	$0	$33,652	$0	$33,652
Grant revenues	0	0	0	0	1,623,160

Total revenues	13,174	0	33,652	0	1,656,812
Cost of goods sold	6,096	0	11,551	0	11,551

Gross profit	7,078	0	22,101	0	1,645,261

Operating expenses
Research and development	424,734	803,858	1,589,333	1,295,432	42,974,740
Selling, general and administrative	1,459,214	1,173,536	2,968,975	2,461,421	40,405,587

Total operating expenses	1,883,948	1,977,394	4,558,308	3,756,853	83,380,327

Loss from operations	(1,876,870)	(1,977,394)	(4,536,207)	(3,756,853)	(81,735,066)

Change in fair value of derivative liabilities	0	212,401	64,157	300,571	10,395,709
Gain on warrant exchange	0	0	0	0	473,872
Interest income	2,142	3,136	4,681	8,398	1,581,724
Interest expense	(719)	(1,449)	(2,114)	(4,062)	(7,124,120)

Net loss from continuing operations	$(1,875,447)	$(1,763,306)	$(4,469,483)	$(3,451,946)	$(76,407,881)
Net loss from discontinued operations	0	0	0	0	$(22,561,220)
Gain on sale of business unit	0	0	0	0	6,408,603

Net loss	$(1,875,447)	$(1,763,306)	$(4,469,483)	$(3,451,946)	$(92,560,498)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Weighted average common shares outstanding	119,617,356	83,097,967	114,448,254	83,097,967

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,		December 22, 2003 (Inception) To June 30, 2012
	2012	2011
Cash Flows From Operating Activities
Net loss	$(4,469,483)	$(3,451,946)	$(92,560,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	0	0	(6,408,603)
Gain on sale of warrants	0	0	(518,622)
Loss on abandonment of leaseholds	0	0	135,344
Depreciation	48,575	52,582	2,051,880
Amortization—intangibles	0	0	2,696,193
Amortization—debt discount	0	0	5,291,019
Amortization—deferred financing costs	0	0	925,859
Amortization—technology and product license fee	67,204	45,454	169,477
Provision for obsolete inventory	0	0	200,000
Change in fair value of warrants	(64,157)	(300,571)	(10,395,709)
Common stock and warrants issued for services and reimbursement of expenses	0	0	203,882
Stock based compensation expense	86,845	81,529	7,514,920
In-process purchased technology	0	0	2,027,529
Changes in operating assets and liabilities
Accounts receivable	(9,757)	0	69,231
Inventories	(337,737)	0	(2,578,026)
Prepaid expenses and other assets	(113,956)	(12,339)	(294,750)
Deposits	0	0	(189,750)
Accounts payable	(110,603)	34,198	1,775,705
Accrued liabilities	(46,448)	11,866	(264,672)
Deferred rent	(31,287)	(20,550)	87,026

Net cash used in operating activities	(4,980,804)	(3,559,777)	(90,062,565)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	0	0	(1,500,000)
Fee paid to list shares issued for technology and product license	0	0	(65,000)
Purchases of property and equipment	(15,866)	(1,358)	(2,832,417)

Net cash used in investing activities	(15,866)	(1,358)	(4,397,417)

Cash Flows From Financing Activities
Proceeds from officer loan	0	0	62,882
Cash acquired in acquisitions	0	0	1,551,800
Restricted cash – collateral for letter of credit	150,000)	100,000	(50,000)
Restricted cash – proceeds placed in escrow from sale of business	0	0	0
Proceeds from the exercise of warrants, net	0	0	1,258,448
Proceeds from debt financing agreement, net of debt issuance costs of $871,833	0	0	14,378,167
Proceeds from the sale of business unit	0	0	11,250,000
Repayment of debt	0	0	(15,750,000)
Proceeds from sales of common stock, net of issuance cost	6,396,891	0	88,030,185

Net cash provided by financing activities	6,546,891	100,000	100,731,482

Net increase (decrease) in cash	1,550,221	(3,461,135)	6,271,500
Cash and cash equivalents at beginning of period	4,721,279	6,644,054	0

Cash and cash equivalents at end of period	$6,271,500	$3,182,919	$6,271,500

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,114	$2,170	$1,390,915
Cash paid for income taxes	$2,400	$2,400	$28,562
Non-Cash Activity:
Subscription receivable for common shares	$0	$0	$17,000
Common stock issued for repayment of loans	$0	$0	$62,882
Stock issued for technology license fee	$0	$0	$1,000,000
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$0	$0	$5,824,000
Warrants exchanged for stock	$0	$0	$(901,139)
Reclassification of derivative liabilities with expired price protection provisions	$(21,349)	$0	$(4,045,702)
Issuance of note for accrued milestone payment	$0	$0	$500,000

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

In August 2006, we acquired rights to assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose product candidate, Excellagen is initially being developed as a single administration therapeutic for the treatment of non-healing, neuropathic diabetic foot ulcers. Tissue Repair Company is operated as a wholly-owned subsidiary of Cardium.

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

Liquidity and Going Concern

As of June 30, 2012, we had $6,271,500 in cash and cash equivalents, and $50,000 in restricted cash. Our working capital at June 30, 2012 was $6,227,855.

Net cash used in operating activities was $4,980,804 for the six months ended June 30, 2012 compared to $3,559,777 for the six months ended June 30, 2011. The increase in net cash used in operating activities was due primarily to testing and validation costs for our initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to June 30, 2012, net cash used in operating activities has been $90,062,565.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $6,546,891 for the six months ended June 30, 2012. This included a registered direct equity financing with three institutional investors of 17.9 million shares of Cardium common stock priced at $0.28 per share with no warrant coverage for net proceeds of $4.5 million and through the sale of 5.2 million shares of common stock under at-the-market transactions for net proceeds of $1.9 million. From inception (December 22, 2003) to June 30, 2012 net cash provided by financing activities has been $100,731,482.

Net cash used in investing activities since inception has been $4,397,417. At June 30, 2012 we did not have any significant capital expenditure requirements.

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

We do not have any unused credit facilities or other sources of capital available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities. On September 28, 2010, we entered into a Sale Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to our shelf registration statement. During the first quarter of 2012 we raised $1,875,127 under this agreement. During the second quarter of 2012 we did not sell any additional securities. Other than this at-the-market facility, we do not have any financing arrangements in place at this time, nor can we provide any assurance about the availability or terms of this or any future financing.

Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with authoritative guidance for development stage enterprises.

FDIC Insured Limits

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We maintain all of our cash and cash equivalents on deposit with one financial institution. We perform periodic evaluations of the relative credit standing of this institution. At June 30, 2012, our cash on deposit exceeded the FDIC insured limits.

Restricted Cash

We have a total of $50,000 invested in a certificate of deposit that serves as collateral for an outstanding letter of credit, and is therefore restricted. The letter of credit is a security deposit towards tenant improvements for our office space and is expected to be released on March 1, 2013. Therefore, $50,000 is classified as current restricted cash as of June 30, 2012 in our consolidated condensed balance sheet.

Inventory

Inventories are stated at lower of cost or market and consist of raw materials and finished goods associated with the Excellagen product and finished goods for MedPodium Nutra-Apps. Cost for all of the Company’s inventories is determined on a first-in, first-out (FIFO) basis.

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

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. We do not believe there was any impairment of long-lived assets at June 30, 2012.

Loss Per Common Share

We compute loss per share, in accordance with ASC Topic 260 which requires dual presentation of basic and diluted earnings per share.

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three and six months ended June 30, 2012 or 2011 because their effect would be anti-dilutive.

As of June 30, 2012 potentially dilutive securities consist of outstanding stock options and warrants to acquire 32,549,025 shares of our common stock. As of June 30, 2011, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 35,254,835 shares of our common stock.

Stock-Based Compensation

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended June 30,
	2012	2011
Research and development	$5,936	$9,888
General and administrative	37,670	49,121

Total	$43,606	$59,009

	For the Six Months Ended June 30,
	2012	2011
Research and development	$11,887	$(24,026)
General and administrative	74,958	105,555

Total	$86,845	$81,529

Income Taxes

We file income tax returns in the United States (federal) and California. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2009.

We follow the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, issued on January 1, 2007. This Interpretation clarifies the accounting and reporting for uncertainties in income tax law. It prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions. Differences between a tax position taken or expected to be taken in the Company’s tax returns and the amount of benefit recognized and measured in the financial statements result in unrecognized tax benefits, which are recorded in the balance sheet as either a liability for unrecognized tax benefits or reductions to recorded tax assets, as applicable. As of June 30, 2012 and December 31, 2011, no liability for unrecognized tax benefits was required to be recorded.

Interest costs related to unrecognized tax benefits are required to be calculated and would be classified as interest expense in the consolidated statement of operations. Penalties would be recognized as a component of general and administrative expenses. No interest and penalties were recorded during the three and six months ended June 30, 2012 and 2011.

As of June 30, 2012 and December 31, 2011 we had net operating loss carryovers of $87 million and $83 million, respectively. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2023 for federal income purposes and in 2013 for state income tax purposes.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. We consider projected future taxable income and tax planning strategies in making our assessment. At present, we do not have a sufficient history of income to conclude that it is more-likely-than-not that we will be able to realize all tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. For the six months ended June 30, 2012, the change in the valuation allowance was $1,778,656.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting standards, if adopted, would have a material impact on our condensed consolidated financial statements.

Note 3. Intangible Assets

On November 17, 2010 we entered into a custom technology access and product license agreement with BioZone Laboratories, Inc. (“BioZone”) for the co-development and strategic licensing of a portfolio of up to 20 aesthetics, advanced skin care formulations and other products for our MedPodium product line. The agreement grants us a royalty-free license of BioZone technology to develop a portfolio of 20 products, customized to our product specifications. We have exclusive rights to the products developed to our specifications. The license is for a term of 10 years with an automatic 1 year renewal. In exchange for the technology access license we paid BioZone a fee of $1.0 million. The license fee was paid through the issuance of 2 million shares of our unregistered common stock. The license fee is being amortized over 11 years on a straight line basis.

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

Under the SourceOne agreement, we also made an equity investment in the form of unregistered, restricted shares of our common stock to acquire an option to purchase to a 15% ownership interest in SourceOne Global Partners. The option was acquired through the issuance into escrow of 1.5 million shares of our common stock negotiated based on a $0.50 per share value, representing a 70% premium above the $0.29 closing price of our stock on December 19, 2011, and is exercisable for an exercise fee of $10,000. The investment was recorded at the per share value of $0.29. The shares of our common stock issued for the option are being held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. During the second quarter of 2012, 375,000 shares were released from the escrow account. We also have certain rights to maintain our proportionate ownership interest in SourceOne, and a right of first refusal to acquire SourceOne on the terms that SourceOne were to offer a third-party acquiror.

	June 30, 2012
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$169,477	$1,265,523

	December 31, 2011
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$102,273	$1,332,727

Amortization expense for the six months ended June 30, 2012 and June 30, 2011 was $67,204 and $45,454, respectively. amortization expense for the three months ended June 30, 2012 and June 30, 2011 was $33,602 and 22,727, respectively.

Based on the carrying amount of the intangible assets as of June 30, 2012 the amortization expense for the next five years and thereafter is estimated as follows:

Year Ending December 31,	Amount
2012	$67,205
2013	134,409
2014	134,409
2015	134,409
2016	134,409
Thereafter	660,682

Total	$1,265,523

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Accrued expenses - other	40,706	125,769
Accrued payroll and benefits	377,740	339,125

Total	$418,446	$464,894

Note 5. Derivative Liabilities

Derivative liabilities consisted of warrants to purchase 2,134,920 shares of our common stock that contain “down-round” provisions. The down-round provisions contained in these warrants reduce the exercise price of these warrants or increase the number of shares issuable upon exercise of these warrants if we issue new equity or equity-linked securities at prices, or with exercise or conversion prices, that are less than the exercise price of these warrants. On February 16, 2012 the warrants were re-priced to $0.28 due to the issuance of new equity. On March 9, 2012 the five year warrants expired. On that date the warrants were fair valued at $21,349 and were reclassified to paid in capital upon expiration.

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

Fair Value
Balance outstanding, December 31, 2011	$85,506
Change in fair value of derivative liability	(64,157)
Reclass to equity upon expiration of warrant	(21,349)

Balance outstanding, June 30, 2012	$0

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	June 30, 2012
Fair value of common stock warrants (derivative liabilities)	$0	$0	$0	$0

Total	$0	$0	$0	$0

Liabilities	Level 1	Level 2	Level 3	December 31, 2011
Fair value of common stock warrants (derivative liabilities)	$0	$0	$85,506	$85,506

Total	$0	$0	$85,506	$85,506

Note 6. Stock Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to our employees, non-employee directors and consultants.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of such plan to our employees and consultants, during the six months ended June 30, 2012. At June 30, 2012, there was no intrinsic value in the outstanding options.

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2012	3,584,686	$1.67	3.8
Granted	50,000	0.74	7.0
Exercised	0	0	0
Expired (vested)	(79,686)	0.94	3.7
Cancelled (unvested)	0	0	0

Balance outstanding, June 30, 2012	3,555,000	$1.67	3.3

Exercisable, June 30, 2012	3,229,773	1.76	3.2

Note 7. Common Stock Purchase Warrants

In connection with various financing transactions we have issued common stock purchase warrants to investors. The following table summarizes warrant activity for the six months ended June 30, 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2012	31,649,835	$0.97	2.8
Warrants issued	0	0	0
Warrants exercised	(2,730)	0.28	0
Warrants expired	(2,653,080)	1.04	0
Warrants cancelled	0	0	0

Balance outstanding, June 30, 2012	28,994,025	$0.96	2.5

Warrants exercisable at June 30, 2012	28,994,025	$0.96	2.5

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Warrants by Price Range
Warrants priced between $0.50 and $0.64	18,283,513	$0.59	2.7
Warrants priced between $0.90 and $3.78	10,710,512	$1.59	2.3

Balance outstanding, June 30, 2012	28,994,025	$0.96	2.5

Note 8. Subsequent Events

Management has evaluated subsequent events to determine if transactions occurring through the date on which the financial statements were available to be issued, require potential adjustments to, or disclosure in the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended June 30, 2012. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2011 (our “2011 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

Generx® Commercial Development Plans

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

Commercial Advancement of Excellagen®

On October 10, 2011, our Tissue Repair Company subsidiary received a 510(k) premarket notification from the U.S. Food and Drug Administration (FDA) for its fibrillar collagen-based Excellagen topical gel for wound healing of diabetic foot ulcers and other dermal wounds. Our 510(k) filing covers Excellagen’s use as a wound care management medical device for topical application by health care professionals for patients with dermal wounds, which can include diabetic ulcers, pressure ulcers, venous ulcers, tunneled/undermined wounds, surgical and trauma wounds, second degree burns, and other types of wounds.

In first quarter 2012, we initiated market introduction of Excellagen in the U.S. and also announced our first international agreement for the sales and marketing of Excellagen with BL&H Co. Ltd., a South Korean pharmaceutical company. We also entered into a logistics and cold chain services agreement with Smith Medical Partners, a subsidiary of H. D. Smith focused on distribution of specialty, brand and generic pharmaceuticals, vaccines, injectables and medical/surgical materials. Smith Medical Partners provides practitioners with valuable product insights, information about patient assistant programs and can provide next-day delivery to all 50 states, allowing physicians and wound care clinics to receive Excellagen swiftly and reliably. We continue to progress forward with the Excellagen for marketing and sales in the U.S. and are in discussions with potential partners for the commercialization of Excellagen in the U.S. and internationally.

During the second quarter of 2012 we entered into an agreement with UK-based Angel Biomedical Limited, a subsidiary of Angel Biotechnology Holdings plc to manufacture Excellagen’s formulated collagen. In addition to the manufacturing, Angel Biomedical Limited will assist us to facilitate filing for a CE Mark for Excellagen’s marketing and sale in the European Union and in other countries recognizing CE Mark approval. Additionally, Angel Biomedical will assist us in establishing its own Device Master File with the FDA’s Center for Devices and Radiological Health covering the process for manufacturing Excellagen formulated fibrillar collagen gel.

The company also entered into an agreement with Advanced Biosciences Research, an affiliate of bioRASI, for the planned commercialization of Cardium’s professional-use Excellagen® topical wound care management product in Russia and the nine additional member countries comprising the Commonwealth of Independent States (CIS). Under this agreement, bioRASI will be responsible for the registration and approval for the marketing and sales of Excellagen in the Russian Federation, and will assist us to develop an infrastructure plan for the marketing, sales and distribution of Excellagen in Russia and the CIS following final market approval. bioRASI is the sponsor and development partner responsible for the management and regulatory compliance of our Generx DNA-based cardiovascular angiogenic biologic Phase 3 / registration study for the treatment of patients with myocardial ischemia due to coronary disease which is currently underway in Russia.

Commercialization of MedPodium® Modern Lifestyle Product Line

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

In December 2011, we launched MedPodium Nutra-Apps®, small, pharmaceutically-sealed, tasteless, easy-use capsules in pocket-sized packaging that are designed to address the unique needs of today’s highly mobile and technology-driven millennial consumers (aged 20-35). The launch included Neo-Energy® a dietary supplement capsule that provides a customized blend of natural caffeine, green tea leaf extract and Vitamin B3 (Niacin). Each of Neo-Energy’s small, easy-to-use capsules provide an amount of caffeine comparable to commonly-sold energy shots or a premium coffee, or multiple cans (about 20 ounces) of various energy drinks. We also launched Neo-Carb Bloc as a dietary supplement featuring a custom formulation of white kidney bean extract that has been shown to reduce the enzymatic digestion of dietary starches contained in many carbohydrate-rich foods such as pastas, rice, crackers, breads, pastries, potato chips, and donuts.* During second quarter 2012, Cardium introduced its new MedPodium Neo-Chill Nutra-App® at the National Association of Chain Drug Stores (NACDS) Marketplace 2012. MedPodium’s Neo-Chill Nutra-App® contains 200 mg Suntheanine®, a 100% pure L-theanine amino acid also found in green tea, which clinical studies have shown to promote an alert state of relaxation without drowsiness and to promote mental clarity and focus.* The company’s business strategy is focused on building relationships with distributors to handle product placement to retailers.

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

Under the SourceOne agreement, we also made an equity investment in the form of unregistered, restricted shares of our common stock to acquire an option to purchase a 15% ownership interest in SourceOne. The option is a seven year option exercisable at an option fee of $10,000. We acquired the option in exchange for the issuance into escrow of 1.5 million shares of our common stock negotiated based on a $0.50 per share value, representing a 70% premium above the $0.29 closing price of our stock on December 19, 2011. The investment was recorded at the per share value of $0.29. The shares of common stock issued for the option are being held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. During the second quarter of 2012, 375,000 shares were released from the escrow account. We also have certain rights to maintain our proportionate ownership interest in SourceOne, and a right of first refusal to acquire SourceOne on the same terms that SourceOne would be willing to accept from a third-party acquiror.

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

Results of Operations

Three months ended June 30, 2012 compared to June 30, 2011.

Revenues for the three months ended June 30, 2012 were $13,174 and were generated from our continuing distribution of our MedPodium Nutra-Apps and initial sales from our Excellagen topical gel. There were no revenues for the three months ended June 30, 2011. We expect to continue to generate revenues from sales from both our product lines during the balance of 2012. Cost of sales for the three months ended June 30, 2012 was $6,096.

Research and development expenses for the three months ended June 30, 2012 were $424,734 compared to $803,858 for the three months ended June 30, 2011. The decrease of $379,124 was primarily due to reductions in expenses related to the development of our Excellagen product which is now commercially ready.

Selling, general and administrative expenses for the three months ended June 30, 2012 were $1,459,214 compared to $1,173,536 for the three months ended June 30, 2011. The increase of $285,678 was primarily due to marketing our MedPodium Nutra-Apps and Excellagen product lines.

Change in fair value of derivative liability was $212,401 for the three months ended June 30, 2011. The options expired during the first quarter of 2012 and therefore there was no gain or loss recorded during the three months ended June 30, 2012. The derivative liability related to the down round price protection feature on some of our then outstanding warrants. We currently have no derivative liabilities outstanding.

Interest income for the three months ended June 30, 2012 was $2,142 compared to $3,136 for the same three month period last year. The $994 decrease in interest income for the three month period when compared to the same period last year was due to the decrease in cash available for investment during the respective periods. Interest expense for the three months ended June 30, 2012 was $719 and $1,449 at June 30, 2011.

Six months ended June 30, 2012 compared to June 30, 2011.

Revenues for the six months ended June 30, 2012 were $33,652 and were generated from our continuing distribution of our MedPodium Nutra-Apps and initial sales from our Excellagen topical gel. There were no revenues for the six months ended June 30, 2011. We expect to continue to generate revenues from sales from both our products lines during the balance of 2012. For the six months ended June 30, 2012 cost of sales was $11,551.

Research and development expenses for the six months ended June 30, 2012 were $1,589,333 compared to $1,295,432 for the six months ended June 30, 2011. The increase of $293,901 was mainly due to increases in expenses related to the development of our Excellagen product during the first quarter of this year which is now commercially ready, as well as costs related to our Generx Aspire study. In addition we paid an annual technology fee of $100,000 to the University of California.

Selling, general and administrative expenses for the six months ended June 30, 2012 were $2,968,975 compared to $2,461,421 for the six months ended June 30, 2011. The increase of $507,554 for the six month period was primarily due to increases in professional fees, payroll related costs and marketing costs related to our MedPodium & Excellagen product lines.

Changes in the fair value of derivative liability was a gain of $64,157 for the six months ended June 30, 2012 compared to a gain of $300,571 for the same six month period in 2011. The derivative liability relates to down round price protection feature on some of our outstanding warrants. The change in fair value of derivative liability for the six months ended June 30, 2012 versus 2011 was the result of the reduced number of warrants classified as derivative liabilities as a result of the expiration of the price protection period and warrant redemptions. We currently have no derivative liabilities outstanding.

Interest income for the six months ended June 30, 2012 was $4,681 compared to $8,398 for the same six month period last year. The $3,717 decrease in interest income for the six month period when compared to the same period last year was related to the decrease in cash available for investment during the respective periods. Interest expense for the six months ended June 30, 2012 was $2,114 compared to $4,062 for the six months ended June 30, 2011 and primarily consisted of charges related to the financing of our annual insurance premiums.

Liquidity and Going Concern

As of June 30, 2012, we had $6,271,500 in cash and cash equivalents, and $50,000 in restricted cash. Our working capital at June 30, 2012 was $6,227,855.

Net cash used in operating activities was $4,980,804 for the six months ended June 30, 2012 compared to $3,559,777 for the six months ended June 30, 2011. The increase in net cash used in operating activities was due primarily to testing and validation costs for our initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to June 30, 2012, net cash used in operating activities has been $90,062,565.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $6,546,891 for the six months ended June 30, 2012. This included a registered direct equity financing with three institutional investors of 17.9 million shares of Cardium common stock priced at $0.28 per share with no warrant coverage for net proceeds of $4.5 million and through the sale of 5.2 million shares of common stock under at-the-market transactions for net proceeds of $1.9 million. From inception (December 22, 2003) to June 30, 2012 net cash provided by financing activities has been $100,731,482.

Net cash used in investing activities since inception has been $4,397,417. At June 30, 2012 we did not have any significant capital expenditure requirements.

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

We do not have any unused credit facilities or other sources of capital available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities. On September 28, 2010, we entered into a Sale Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to our shelf registration statement. During the first quarter of 2012 we raised $1,875,127 under this agreement. During the second quarter of 2012 we did not sell any additional securities.

Other than this at-the-market facility, we do not have any financing arrangements in place at this time, nor can we provide any assurance about the availability or terms of this or any future financing.

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

As of June 30, 2012, we did not have any significant off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of June 30, 2012 neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related and other matters in connection with the technology we develop, license or partner and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, business relationships or products, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all, or to pay other forms of compensation or expenses. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to us, which we do not consider likely to be material to us, but which can nevertheless result in costs and diversions of resources to pursue and resolve.

ITEM 1A.	RISK FACTORS

In addition to the risk factors described below, a number of risk factors that could materially affect our business, product candidates, financial condition and results of operations are disclosed and described in our 2011 Annual Report. You should carefully consider the risks described below and under Item 1A of our 2011 Annual Report, as well as the other information in our 2011 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

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

For example, we expect to depend upon the efforts of third parties to promote and sell our MedPodium Nutra-Apps® and Excellagen® products, as well our Generx® product if it should achieve regulatory approval, but there can be no assurance that the efforts of such third parties will meet our expectations or result in any significant product sales. While third parties would be largely responsible for the timing and extent of sales and marketing efforts, they may not dedicate sufficient resources to our product opportunities, and our ability to cause them to devote additional resources or to otherwise promote sales of our products may be limited. In addition, commercialization efforts could be negatively impacted by the delay or failure to obtain additional supportive data for our products. In some cases, third party partners could be responsible for conducting additional clinical trials to obtain such data and our ability to increase the efforts and resources allocated to these trials may be limited.

We may not be able to maintain the listing of our common stock on the NYSE MKT LLC (the “Exchange”). Any de-listing could have a material impact on the trading in our common stock, including the liquidity and price of our common stock. Any de-listing, if it were to occur, would impact our ability to raise capital through our at-the-market facility.

Our common stock is currently listed on the NYSE MKT LLC (formerly known as NYSE Amex LLC). To maintain that listing, we must continue to comply with various listing standards of the Exchange. In the past, as we have reported, we have received notification of our failure to meet the requirement of Section 1009(h) of the NYSE MKT LLC Company guide regarding minimum levels of stockholders equity. If our stockholders equity falls below $ 6.0 million, or we violate any other provision of the NYSE MKT LLC Company guide, we may again be subject to delisting proceedings. If for whatever reason our common stock should be delisted from the Exchange in the future, or if we elected to delist from the Exchange, then we expect that our stock would be quoted on the OTC Bulletin Board, which could adversely affect its price or liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Furnished herewith.

101	The following financial statements and footnotes from the Cardium Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2012

CARDIUM THERAPEUTICS, INC.

By:	/S/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer