Form 10-Q
period 2012-09-30
Cardium Therapeutics, Inc.
filed 2012-11-14
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 9, 2012, the registrant had 129,217,356 shares of common stock outstanding.

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

•	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	our ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

•	our ability to maintain the listing of our common stock on a national exchange;

•	the scope, potential value or enforceability of our intellectual property rights and those of others, including actual or potential competitors;

•	the potential or expected outcome of litigation matters;

•	the anticipated activities of our personnel, consultants and collaborators;

•	expectations concerning our operations outside the United States;

•	current and future economic and political conditions and their expected impact on our business;

•	anticipated trends in the industries and markets we pursue;

•	the impact of new accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,472,131	$4,721,279
Restricted cash	50,000	150,000
Accounts receivable	67,621	0
Inventory	1,163,966	434,130
Prepaid expenses and other assets	240,350	68,204

Total current assets	5,994,068	5,373,613
Restricted cash	0	50,000
Property and equipment, net	131,997	135,581
Investment	435,000	435,000
Technology license fees, net	1,231,921	1,332,727
Intangible assets	1,058,000	0
Goodwill	539,863	0
Other long term assets	189,606	176,308

Total assets	$9,580,455	$7,503,229

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$491,249	$749,586
Accrued liabilities	736,745	464,894
Derivative liabilities—fair value of warrants	0	85,506

Total current liabilities	1,227,994	1,299,986
Deferred rent	68,698	118,313

Total liabilities	1,296,692	1,418,299

Commitments and contingencies
Stockholders’ equity :
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 129,217,356 at September 30, 2012 and 96,565,834 at December 31, 2011	12,922	8,610
Additional paid-in capital	102,726,259	94,167,335

Deficit accumulated during development stage	(94,455,418)	(88,091,015)

Total stockholders’ equity	8,283,763	6,084,930

Total liabilities and stockholders’ equity	$9,580,455	$7,503,229

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 22, 2003 (Inception) to September 30,
	2012	2011	2012	2011	2012
Revenues
Product sales	$5,589	$0	$39,241	$0	$39,241
Grant revenues	0	0	0	0	1,623,160

Total revenues	5,589	0	39,241	0	1,662,401
Cost of goods sold	3,640	0	15,191	0	15,191

Gross profit	1,949	0	24,050	0	1,647,210

Operating expenses
Research and development	508,342	578,981	2,097,675	1,874,413	43,483,082
Selling, general and administrative	1,389,731	1,180,199	4,358,706	3,641,620	41,795,318

Total operating expenses	1,898,073	1,759,180	6,456,381	5,516,033	85,278,400

Loss from operations	(1,896,124)	(1,759,180)	(6,432,331)	(5,516,033)	(83,631,190)

Change in fair value of derivative liabilities	0	157,628	64,157	458,199	10,395,709
Gain on warrant exchange	0	0	0	0	473,872
Interest income	1,204	1,622	5,885	10,020	1,582,928
Interest expense	0	(353)	(2,114)	(4,415)	(7,124,120)

Net loss from continuing operations	(1,894,920)	(1,600,283)	(6,364,403)	(5,052,229)	(78,302,801)
Net loss from discontinued operations	0	0	0	0	(22,561,220)
Gain on sale of business unit	0	0	0	0	6,408,603

Net loss	$(1,894,920)	$(1,600,283)	$(6,364,403)	$(5,052,229)	$(94,455,418)

Basic and diluted loss per common share et	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Weighted average common shares outstanding	119,044,747	83,097,967	115,493,427	83,097,967

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,		December 22, 2003 (Inception) To September 30,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(6,364,403)	$(5,052,229)	$(94,455,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	0	0	(6,408,603)
Gain on sale of warrants	0	0	(518,622)
Loss on abandonment of leaseholds	0	0	135,344
Depreciation	73,408	78,243	2,076,713
Amortization—intangibles	0	0	2,696,193
Amortization—debt discount	0	0	5,291,019
Amortization—deferred financing costs	0	0	925,859
Amortization—technology and product license fee	100,806	68,182	203,079
Provision for obsolete inventory	0	0	200,000
Change in fair value of warrants	(64,157)	(458,199)	(10,395,709)
Common stock and warrants issued for services and reimbursement of expenses	0	0	203,882
Stock based compensation expense	128,996	134,684	7,557,071
In-process purchased technology	0	0	2,027,529
Deferred rent	(49,615)	(33,510)	68,698
Changes in operating assets and liabilities
Accounts receivable	(3,621)	0	75,367
Inventories	(296,098)	0	(2,536,387)
Prepaid expenses and other assets	(165,426)	(194,013)	(346,220)
Deposits	0	0	(189,750)
Accounts payable	(377,298)	(151,130)	1,509,010
Accrued liabilities	(50,916)	1,398	(269,140)

Net cash used in operating activities	(7,068,324))	(5,606,574)	(92,150,085)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	0	0	(1,500,000)
Fee paid to list shares issued for technology and product license	0	0	(65,000)
Purchases of property and equipment	(15,866)	(4,408)	(2,832,417)

Net cash used in investing activities	(15,866)	(4,408)	(4,397,417)

Cash Flows From Financing Activities
Proceeds from officer loan	0	0	62,882
Cash acquired in acquisitions	288,151	0	1,839,951
Restricted cash – collateral for letter of credit	150,000	100,000	(50,000)
Restricted cash – proceeds placed in escrow from sale of business	0	1,125,000	0
Proceeds from the exercise of warrants, net	764	0	1,259,212
Proceeds from debt financing agreement, net of debt issuance costs of $871,833	0	0	14,378,167
Proceeds from the sale of business unit	0	0	11,250,000
Repayment of debt	0	0	(15,750,000)
Proceeds from sales of common stock, net of issuance cost	6,396,127	0	88,029,421

Net cash provided by financing activities	6,835,042	1,225,000	101,019,633

Net increase (decrease) in cash	(249,148)	(4,385,982)	4,472,131
Cash and cash equivalents at beginning of period	4,721,279	6,644,054	0

Cash and cash equivalents at end of period	$4,472,131	$2,258,072	$4,472,131

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,114	$4,415	$1,390,915
Cash paid for income taxes	$2,400	$2,400	$28,562
Non-Cash Activity:
Subscription receivable for common shares	$0	$0	$17,000
Common stock issued for repayment of loans	$0	$0	$62,882
Stock issued for technology license fee	$0	$0	$1,000,000
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$1,727,849	$0	$7,551,849
Warrants exchanged for stock	$0	$0	$(901,139)
Reclassification of derivative liabilities with expired price protection provisions	$(21,349)	$0	$(4,045,702)
Issuance of note for accrued milestone payment	$0	$0	$500,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organizatio, Liquidity and Going Concern

Organization

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was incorporated in Delaware in December 2003. We are a medical technology company primarily focused on the development and commercialization of a portfolio of novel products and devices for cardiovascular and ischemic disease, wound healing and tissue repair.

We are currently operating in three primary business lines. Our Cardium Biologics business is developing innovative cardiovascular product candidates. Our Tissue Repair Company subsidiary is developing and commercializing a late-stage line of regenerative medicine product candidates. Finally our MedPodium Health Sciences subsidiary and our newly-acquired To Go Brands business are developing and marketing a line of nutraceuticals and other healthy lifestyle products.

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

On July 24, 2009, we sold all of the assets and liabilities of our InnerCool Therapies business to Philips Electronics North America Corporation (“Philips”) for $11.25 million, as well as the transfer of approximately $1.5 million in trade payables (the “Philips Transaction”).

On September 28, 2012 we acquired substantially all of the business assets and product portfolio of privately-held To Go Brands, Inc. (Seller). To Go Brands develops, markets and sells a portfolio of products, including nutraceutical powder mixes, supplements and chews intended to support healthy lifestyles. These products are sold through food, drug and mass channels at retailers including Whole Foods®, CVS®, Kroger®, GNC®, Jewel-Osco®, Ralph’s Supermarkets®, Meijr®, and the Vitamin Shoppe® and from the Company’s web-based store.

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

Liquidity and Going Concern

As of September 30, 2012, we had $4,472,131 in cash and cash equivalents, and $50,000 in restricted cash. Our working capital at September 30, 2012 was $4,766,074.

Net cash used in operating activities was $7,068,324 for the nine months ended September 30, 2012 compared to $5,606,574 for the nine months ended September 30, 2011. The increase in net cash used in operating activities was due primarily to testing and process validation costs for the initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to September 30, 2012, net cash used in operating activities has been $92,150,085.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $6,835,042 for the nine months ended September 30, 2012. This included a registered direct equity financing with three institutional investors of 17.9 million shares of Cardium common stock priced at $0.28 per share with no warrant coverage for net proceeds of $4.5 million and the sale of 5.2 million shares of common stock in at-the-market transactions for net proceeds of $1.9 million. From inception (December 22, 2003) to September 30, 2012 net cash provided by financing activities has been $101,019,633.

Net cash used in investing activities for the nine month period ended September 30, 2012 was $15,866. Net cash used in investing activities since inception has been $4,397,417. At September 30, 2012 we did not have any significant capital expenditure requirements.

We anticipate that negative cash flow from operations will continue for the foreseeable future. Although we believe that we have sufficient capital to support our operations through March 30, 2013, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. Our principal business objective is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family and/or another corporate transaction. If we fail to enter into an additional strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

We do not have any unused credit facilities or other sources of capital available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities. On September 28, 2010, we entered into a Sale Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to our shelf registration statement. During the nine months ended September 30, 2012 we raised $1.9 million under this agreement, all of which was raised during the first quarter of 2012. Other than this at-the-market facility, we do not have any financing arrangements in place at this time, nor can we provide any assurance about the availability or terms of this or any future financing.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Cardium and its wholly-owned subsidiaries Tissue Repair Company and MedPodium Health Sciences, Inc. All inter-company balances and transactions have been eliminated in consolidation.

FDIC Insured Limits

Financial instruments that subject us to concentration of credit risk consist primarily of cash and cash equivalents. We maintain all of our cash and cash equivalents on deposit with one institution. We perform periodic evaluations of the relative credit standing of this institution. At September 30, 2012, our cash on deposit exceeded the FDIC insured limits.

Restricted Cash

We have a total of $50,000 invested in a certificate of deposit that serves as collateral for an outstanding letter of credit, and is therefore restricted. The letter of credit is a security deposit towards tenant improvements for our office space and is expected to be reduced by $50,000 on March 1, 2013. Therefore, $50,000 is classified as current restricted cash as of September 30, 2012 in our consolidated condensed balance sheet.

Inventory

Inventories are stated at lower of cost or market and consist of raw materials and finished goods associated with the Excellagen, To Go Brands and MedPodium Nutra-Apps product lines. Inventories are valued on a first-in, first-out (FIFO) basis.

Revenue Recognition

Revenue is recorded when (1) the customer accepts delivery of the product, title has been transferred and the Company has no significant obligations remaining to be performed; (2) a final understanding as to specific nature and terms of the agreed upon transaction has occurred; (3) price is fixed; and (4) collection is reasonably assured. Sales are presented net of discounts and allowances.

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

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. We do not believe there was any impairment of long-lived assets at September 30, 2012.

Loss Per Common Share

We compute loss per share, in accordance with ASC Topic 260 which requires dual presentation of basic and diluted earnings per share.

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three and nine months ended September 30, 2012 or 2011 because their effect would be anti-dilutive.

As of September 30, 2012 potentially dilutive securities consist of outstanding stock options and warrants to acquire 32,499,025 shares of our common stock. As of September 30, 2011, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 35,254,835 shares of our common stock.

Stock-Based Compensation

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended September 30,
	2012	2011
Research and development	$5,999	$9,821
General and administrative	36,152	43,334

Total	$42,151	$53,155

	For the Nine Months Ended September 30,
	2012	2011
Research and development	$17,886	$(14,205)
General and administrative	111,110	148,889

Total	$128,996	$134,684

Income Taxes

We file income tax returns in the United States (federal) and California. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2009. We are currently subject to examination for the years ended December 31, 2010 and 2011.

We follow the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes”, issued on January 1, 2007. This Interpretation clarifies the accounting and reporting for uncertainties in income tax law. It prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions. Differences between a tax position taken or expected to be taken in the Company’s tax returns and the amount of benefit recognized and measured in the financial statements result in unrecognized tax benefits, which are recorded in the balance sheet as either a liability for unrecognized tax benefits or reductions to recorded tax assets, as applicable. As of September 30, 2012 and December 31, 2011, no liability for unrecognized tax benefits was required to be recorded.

Interest costs related to unrecognized tax benefits are required to be calculated and would be classified as interest expense in the condensed consolidated statement of operations. Penalties would be recognized as a component of general and administrative expenses. No interest and penalties were recorded during the three and nine months ended September 30, 2012 and 2011.

As of September 30, 2012 and December 31, 2011 we had net operating loss carryovers of $89 million and $80 million, respectively. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2023 for federal income purposes and in 2013 for state income tax purposes.

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

Note 3. Business Combinations

On September 28, 2012 we completed our acquisition of privately-held To Go Brands, Inc, a Nevada corporation (Seller). To Go Brands develops, markets and sells a portfolio of products, including nutraceutical powder mixes, supplements and chews intended to support healthy lifestyles. We acquired the Seller’s interest in substantially all of the assets, properties, goodwill and rights related to the business, including without limitation, accounts receivable, inventory, furniture and fixtures, patents, trademarks, and other intellectual property rights. The product line includes drink mixes in convenient stick packs that are designed to pour directly into a water bottle, as well as mix packages for home use and capsule-based dietary supplements. These products are sold through food, drug and mass channels at retailers including Whole Foods®, CVS®, Kroger®, GNC®, Jewel-Osco®, Ralph’s Supermarkets®, Meijr®, and the Vitamin Shoppe® and from the company’s web-based store.

Pursuant to the terms of the asset purchase agreement, we issued to the Seller 9.6 million shares of our common stock, which are unregistered and restricted shares. We issued 8.4 million unregistered shares of common stock into an escrow account, to be held for 6 months and then released in tranches over the following one year period ending 18 months following the closing of the transaction. An additional 1.2 million shares of common stock have been issued into escrow and will be held for an 18-month period as security for indemnification claims that may arise in connection with the asset purchase transaction or the related business. We acquired the Seller’s interest in substantially all of the assets, properties, goodwill and rights related to the business, including without limitation, accounts receivable, inventory, furniture and fixtures, patents, trademarks, and other intellectual property rights.

We accounted for the acquisition of To Go Brands in accordance with ASC 805 “business combinations”. The results of operations of this business have been included in the accompanying condensed consolidated financial statements from September 28, 2012, the date of acquisition. The estimated total cost of the acquisition is as follows:

Issuance of common stock	$2,016,000
Transaction costs	80,000

Total purchase price	$2,096,000

The preliminary allocation of the purchase price for the To Go Brands acquisition as of September 28, 2012, the date of the acquisition, is as follows:

Assets acquired:
Cash	$288,151
Accounts receivable	64,000
Inventory	433,738
Property and equipment	53,958
Prepaid expenses	6,720
Deposits	13,298
Brands	385,000
Product Formulas	596,000
Customer database	77,000
Goodwill	539,863

Total assets acquired	$2,457,728

Less liabilities assumed:
Accounts payable	$118,961
Other accrued expenses	242,767

Total liabilities assumed	$361,728

Total consideration	$2,096,000

Our allocation of the purchase price is preliminary and is subject to change as additional information becomes available to us.

The unaudited pro forma consolidated financial information for the three and nine month periods ended September 30, 2012, is as follows:

Pro Forma Combined for the Acquisition of To Go Brands, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011`	2012	2011
Net Sales	$410,582	$1,559,078	$2,134,868	$4,0314,239
Net (loss)	(2,160,726)	(1,413,603)	(6,924,099)	(5,041,290)
Net (loss) per common share - basic and diluted	($0.02)	($0.02)	($0.06)	($0.05)
Weighted average common shares outstanding – basic and diluted	127,027,356	92,697,967	123,593,856	92,697,967

Unaudited pro forma condensed consolidated financial information is presented above as if the To Go Brands acquisition had occurred at the beginning of the periods shown. The results have been adjusted to account for the amortization of acquired intangibles and other pro forma adjustments. The pro forma information presented does not purport to present what actual results would have been had the acquisition occurred at the beginning of such periods, nor does the information project results for any future period. The proforma information includes net sales of To Go Brands for the nine months ended September 30, 2012 totaling $2.1 million, compared to net sales of $4.0 million for the nine months ended September 30, 2011; net sales for the three months ended September 30, 2012 were $405,000, compared to net sales of $1.56 million for the same period in 2011; net loss for To Go Brands for the nine months ended September 30, 2012 was $(445,000), compared to a net income of $126,000 for the nine months ended September 30, 2011.

We will be providing audited financial statements for the To Go Brands business along with complete pro-forma financial statements by amendment to Form 8-K not later than December 14, 2012

Note 4. Intangible Assets

On November 17, 2010 we entered into a custom technology access and product license agreement with BioZone Laboratories, Inc. (“BioZone”) for the co-development and strategic licensing of a portfolio of up to 20 aesthetics, advanced skin care formulations and other products for our MedPodium product line. The agreement grants us a royalty-free license of BioZone technology to develop a portfolio of 20 products, customized to our product specifications. We have exclusive rights to the products developed to our specifications. The license is for a term of 10 years with an automatic 1 year renewal at our option, without any material restrictions or additional consideration. In exchange for the technology access license we paid BioZone a fee of $1.0 million. The license fee was paid through the issuance of 2 million shares of our unregistered common stock. The license fee is being amortized over 11 years on a straight line basis.

On December 20, 2011 we received a license for a portfolio of nutraceutical, pharmaceutical and medical food product opportunities with SourceOne Global Partners, LLC (“SourceOne”). In exchange for the license we issued 1.5 million restricted shares of our common stock valued at $0.29 per share. The shares were deposited in escrow for nine months and subject to release at future dates thereafter based on our advancement of certain jointly-developed products. Under terms of the licensing arrangement, we received a fully-paid-up license to commercialize formulations of various SourceOne ingredients to be marketed as nutraceuticals, pharmaceuticals and/or medical foods. In addition, we obtained the right to designate up to ten products to be jointly developed by the parties, with cash and other resources to be contributed jointly under a profit-share arrangement. The license fee is being amortized over 10 years on a straight line basis.

Under the SourceOne agreement, we also made an equity investment in the form of unregistered, restricted shares of our common stock to acquire an option to purchase to a 15% ownership interest in SourceOne Global Partners. The option was acquired through the issuance into escrow of 1.5 million shares of our common stock which were recorded at a value of $0.29 per share based on the closing price of our stock on December 19, 2011, and is exercisable for an exercise fee of $10,000. The shares of our common stock issued for the option are being held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. During the nine months ended September 30 2012, 750,000 shares have been released from the escrow account. We also have certain rights to maintain our proportionate ownership interest in SourceOne, and a right of first refusal to acquire SourceOne on the terms that SourceOne were to offer a third-party acquiror.

On September 28, 2012 we acquired substantially all of the assets, business and product portfolio of privately-held To Go Brands, Inc., a Nevada corporation or Seller pursuant to an Asset Purchase Agreement among Cardium, its wholly-owned subsidiary and Seller.

Technology license fees and intangible assets consisted of the following:

	September 30, 2012
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$203,079	$1.231,921
Intangible assets	1,058,000		1,058,000

	$2,493,000	$203,079	$2,289,921

	December 31, 2011
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$102,273	$1,332,727

Amortization expense for the three months ended September 30, 2012 and September 30, 2011 was $33,602 and $22,728, respectively. Amortization expense for the nine months ended September 30, 2012 and September 30, 2011 was $100,806 and $68,182, respectively.

Based on the carrying amount of the intangible assets as of September 30, 2012 the amortization expense for the next five years and thereafter is estimated as follows:

Year Ending December 31,	Amount
2012	$71,907
2013	287,642
2014	287,642
2015	287,642
2016	287,642
Thereafter	1,067,446

Total	$2,289,921

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Accrued expenses - other	163,454	125,769
Accrued payroll and benefits	493,291	339,125

Total	$656,745	$464,894

Note 6. Derivative Liabilities

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

Fair Value
Balance outstanding, December 31, 2011	$85,506
Change in fair value of derivative liability	(64,157)
Reclass to equity upon expiration of warrant	(21,349)

Balance outstanding, September 30, 2012	$0

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	September 30, 2012
Liabilities
Fair value of common stock warrants (derivative liabilities)	$0	$0	$0	$0

Total	$0	$0	$0	$0

	Level 1	Level 2	Level 3	December 31, 2011
Liabilities
Fair value of common stock warrants (derivative liabilities)	$0	$0	$85,506	$85,506

Total	$0	$0	$85,506	$85,506

Note 7. Stock Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to our employees, non-employee directors and consultants.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of such plan to our employees and consultants, during the nine months ended September 30, 2012. At September 30, 2012, there was no intrinsic value in the outstanding options. The 50,000 options granted during the nine months ended September 30, 2012 had a fair value of $0.16 and were subsequently cancelled.

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2012	3,584,686	$1.67	3.8
Granted	50,000	0.74	0
Exercised	0	0	0
Expired (vested)	(79,686)	0.94	0
Cancelled (unvested)	(50,000)	0.74	0

Balance outstanding, September 30, 2012	3,505,000	$1.69	3.0

Exercisable, September 30, 2012	3,311,644	1.74	2.9

At September 30, 2012 we had unamortized stock option expense of $90,722.

Note 8. Common Stock Purchase Warrants

In connection with various financing transactions we have issued common stock purchase warrants to investors. The following table summarizes warrant activity for the nine months ended September 30, 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2012	31,649,835	$0.97	2.8
Warrants issued	0	0	0
Warrants exercised	(2,730)	0.28	0
Warrants expired	(2,653,080)	1.04	0
Warrants cancelled	0	0	0

Balance outstanding, September 30, 2012	28,994,025	$0.96	2.5

Warrants exercisable at September 30, 2012	28,994,025	$0.96	2.5

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Warrants by Price Range
Warrants priced between $0.50 and $0.64	18,283,513	$0.59	2.7
Warrants priced between $0.90 and $3.78	10,710,512	$1.59	2.1

Balance outstanding, September 30, 2012	28,994,025	$0.96	2.3

Note 9. Subsequent Events

Management has evaluated subsequent events to determine if transactions occurring through the date on which the financial statements were available to be issued, require potential adjustments to, or disclosure in the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended September 30, 2012. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2011 (our “2011 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Overview

We are a medical technology company primarily focused on the development and commercialization of a portfolio of novel products and devices for cardiovascular and ischemic disease, wound healing and tissue repair.

Since we were initially funded in October 2005, we have made four strategic acquisitions and sold one business unit. We are currently operating in three primary business lines. Our Cardium Biologics business is developing innovative cardiovascular product candidates. Our Tissue Repair Company subsidiary is developing and commercializing a late-stage line of regenerative medicine product candidates. Finally our MedPodium Health Sciences subsidiary is developing and marketing a line of nutraceuticals and other healthy lifestyle products and recently acquired the products and assets of To Go Brands, Inc.

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

Recent Developments

During 2012, we have concentrated our operations on the following activities:

•	advancing our clinical study for Generx, the APSIRE clinical study, initially for the international markets

•

commercializing our initial Excellagen product through planned strategic partnerings and development of new product extensions based on our custom formulated collagen product platform for additional wound healing applications

•	Building our nutraceutical initiative, which has recently been expanded through our acquisition of To Go Brands; and

•	Continuing to review acquisitions of other businesses, product opportunities and technologies on favorable economic terms consistent with our long-term business strategy.

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

In 2012, we initiated a follow-on clinical study of Generx involving approximately 100 patients at up to nine leading medical centers in Russia, and using SPECT imaging as a key clinical endpoint. The clinical study began in the first quarter of 2012. If the trial is successful, we hope to gain approval to sell Generx in Russian and other eastern European countries, where treatment with Generx may serve as a lower cost alternative to traditional surgery and stents. We also believe that having additional clinical evidence confirming the safety and effectiveness of Generx for improving coronary collateral circulation in men and women with severe coronary artery disease could potentially be used to optimize and broaden commercial development pathways in the U.S. and other industrialized countries.

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

During the second quarter of 2012 we entered into an agreement with UK-based Angel Biomedical Limited, a subsidiary of Angel Biotechnology Holdings plc to manufacture Excellagen’s formulated collagen. In addition to the manufacturing, Angel Biomedical Limited agreed to assist us to facilitate filing for a CE Mark for Excellagen’s marketing and sale in the European Union and in other countries recognizing CE Mark approval. Additionally, Angel Biomedical will assist us in establishing its own Device Master File with the FDA’s Center for Devices and Radiological Health covering the process for manufacturing Excellagen formulated fibrillar collagen gel.

We have entered into an agreement with Advanced Biosciences Research, an affiliate of bioRASI, for the planned commercialization of Cardium’s professional-use Excellagen topical wound care management product in Russia and the nine additional member countries comprising the Commonwealth of Independent States (CIS). Under this agreement, bioRASI will be responsible for the registration and approval for the marketing and sales of Excellagen in the Russian Federation, and will assist us to develop an infrastructure plan for the marketing, sales and distribution of Excellagen in Russia and the CIS following final market approval. bioRASI is the sponsor and development partner responsible for the management and regulatory compliance of our Generx DNA-based cardiovascular angiogenic biologic Phase 3 / registration study for the treatment of patients with myocardial ischemia due to coronary disease which is currently underway in Russia. We intend to continue to promote Excellagen for sale in the U.S. and internationally and are in discussions with additional potential partners to commercialize Excellagen.

Commercialization of MedPodium® Modern Lifestyle Product Line

On December 20, 2011 we licensed a portfolio of nutraceutical, pharmaceutical and medical food product opportunities with Source One Global Partners, LLC (“SourceOne”). In exchange for the license we issued 1.5 million restricted shares of our common stock. The shares of common stock are being held in escrow for nine months and are subject to release at future dates thereafter based on our advancement of certain jointly-developed products. Under terms of the licensing arrangement, we received a fully-paid-up license to commercialize formulations of various SourceOne ingredients to be marketed as nutraceuticals, pharmaceuticals and/or medical foods. In addition, we can designate up to ten products to be jointly developed by the parties, with cash and other resources to be contributed jointly under a profit-share arrangement. We expect to develop additional nutriceuticals for the Medpodium product line under this license agreement.

Under the SourceOne agreement, we also made an equity investment in the form of unregistered, restricted shares of our common stock to acquire an option to purchase to a 15% ownership interest in SourceOne Global Partners. The option was acquired through the issuance into escrow of 1.5 million shares of our common stock which were recorded at a value of $0.29 per share based on the closing price of our stock on December 19, 2011, and is exercisable for an exercise fee of $10,000. The shares of our common stock issued for the option are held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. During the nine months ended September 30 2012, 750,000 shares have been released from the escrow account. We also have certain rights to maintain our proportionate ownership interest in SourceOne, and a right of first refusal to acquire SourceOne on the terms that SourceOne were to offer a third-party acquiror.

In December 2011, we launched MedPodium Nutra-Apps®, small, pharmaceutically-sealed, tasteless, easy-use capsules in pocket-sized packaging that are designed to address the unique needs of today’s highly mobile and technology-driven millennial consumers (aged 20-35). The launch included Neo-Energy® a dietary supplement capsule that provides a customized blend of natural caffeine, green tea leaf extract and Vitamin B3 (Niacin). Each of Neo-Energy’s small, easy-to-use capsules provide an amount of caffeine comparable to commonly-sold energy shots or a premium coffee, or multiple cans (about 20 ounces) of various energy drinks. We also launched Neo-Carb Bloc as a dietary supplement featuring a custom formulation of white kidney bean extract that has been shown to reduce the enzymatic digestion of dietary starches contained in many carbohydrate-rich foods such as pastas, rice, crackers, breads, pastries, potato chips, and donuts.*

During second quarter 2012, we introduced our new MedPodium Neo-Chill Nutra-App® at the National Association of Chain Drug Stores (NACDS) Marketplace 2012. MedPodium’s Neo-Chill Nutra-App® contains 200 mg Suntheanine®, a 100% pure L-theanine amino acid also found in green tea, which clinical studies have shown to promote an alert state of relaxation without drowsiness and to promote mental clarity and focus.* The company’s business strategy is focused on building relationships with distributors to handle product placement to retailers.

On September 28, 2012 we acquired substantially all of the assets, business and product portfolio of privately-held To Go Brands, Inc., a Nevada corporation. To Go Brands develops, markets and sells a portfolio of over 25 products, including nutraceutical powder mixes, supplements and chews to support healthy lifestyles. The product line includes antioxidant-rich drink mixes in convenient stick packs that are designed to pour directly into a water bottle, as well as mix packages for home use and capsule-based dietary supplements, including Trim Energy Green Coffee Bean™, which supports healthy weight loss. * These products are sold through food, drug and mass channels at retailers including Whole Foods®, CVS®, Kroger®, GNC®, Jewel-Osco®, Ralph’s Supermarkets®, Meijr®, and the Vitamin Shoppe® and from the company’s web-based store. Based on our acquisition, To Go Brands will be responsible for coordinating the commercial activity of our MedPodium Products.

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

Results of Operations

Three months ended September 30, 2012 compared to September 30, 2011.

Revenues for the three months ended September 30, 2012 were $5,589 and were generated from our continuing distribution of our MedPodium Nutra-Apps and initial sales from our Excellagen topical gel. There were no revenues for the three months ended September 30, 2011. We expect to continue to generate revenues from sales of all our product lines during the balance of 2012.

Cost of sales for the three months ended September 30, 2012 was $3,640. There were no costs of sales for the three months ended September 30, 2011.

Research and development expenses for the three months ended September 30, 2012 were $508,342 compared to $578,891 for the three months ended September 30, 2011. The decrease of $70,549 was primarily due to reductions in expenses related to the development of our Excellagen product which is now commercially ready.

Selling, general and administrative expenses for the three months ended September 30, 2012 were $1,389,731 compared to $1,180,199 for the three months ended September 30, 2011. The increase of $209,532 was due to increases selling expenses for the promotion and marketing of our MedPodium Nutra-Apps and Excellagen product lines.

Change in fair value of derivative liability was $0 for the three months ended September 30, 2012, and $157,628 for the three months ended September 30, 2011. The derivative liability was associated with down round price protection in certain warrants that expired during the first quarter of 2012 and therefore there was no gain or loss recorded during the three months ended September 30, 2012.

Interest income for the three months ended September 30, 2012 was $1,204 compared to $1,622 for the same three month period last year. The $418 decrease in interest income for the three month period when compared to the same period last year was due to the decrease in cash available for investment during the respective periods. Interest expense for the three months ended September 30, 2011 was $353 at September 30, 2011. There was no interest expense incurred during the three months ended September 30, 2012.

Nine months ended September 30, 2012 compared to September 30, 2011.

Revenues for the nine months ended September 30, 2012 were $39,241 and were generated from our continuing distribution of our MedPodium Nutra-Apps and initial sales from our Excellagen topical gel. There were no revenues for the nine months ended September 30, 2011. We expect to continue to generate revenues from sales of all our products lines during the balance of 2012.

For the nine months ended September 30, 2012 cost of sales was $15,191. There was no cost of sales for the nine months ended September 30, 2011

Research and development expenses for the nine months ended September 30, 2012 were $2,097,675 compared to $1,874,413 for the nine months ended September 30, 2011. The increase of $223,262 was mainly due to increases in expenses related to the development of our Excellagen product during the first quarter of this year which became commercially ready, as well as costs related to our Generx Aspire study.

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $4,358,706 compared to $3,641,620 for the nine months ended September 30, 2011. The increase of $717,086 for the nine month period was primarily due to increases in professional fees, payroll related costs, promoting and marketing costs related to our MedPodium & Excellagen product lines.

Changes in the fair value of derivative liability was a gain of $64,157 for the nine months ended September 30, 2012 compared to a gain of $458,199 for the same nine month period in 2011. The derivative liability relates to down round price protection feature on some of our outstanding warrants. The change in fair value of derivative liability for the nine months ended September 30, 2012 versus 2011 was the result of the reduced number of warrants classified as derivative liabilities as a result of the expiration of the price protection period and warrant redemptions.

Interest income for the nine months ended September 30, 2012 was $5,885 compared to $10,020 for the same nine month period last year. The $4,135 decrease in interest income for the nine month period when compared to the same period last year was related to the decrease in cash available for investment during the respective periods. Interest expense for the nine months ended September 30, 2012 was $2,114 compared to $4,415 for the nine months ended September 30, 2011 and primarily consisted of charges related to the financing of our annual insurance premiums.

Liquidity and Going Concern

As of September 30, 2012, we had $4,472,131 in cash and cash equivalents, and $50,000 in restricted cash. Our working capital at September 30, 2012 was $4,766,074.

Net cash used in operating activities was $7,068,324 for the nine months ended September 30, 2012 compared to $5,606,574 for the nine months ended September 30, 2011. The increase in net cash used in operating activities was due primarily to testing and process validation costs for our initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to September 30, 2012, net cash used in operating activities has been $92,150,085.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $6,835,042 for the nine months ended September 30, 2012. This included a registered direct equity financing with three institutional investors of 17.9 million shares of Cardium common stock priced at $0.28 per share with no warrant coverage for net proceeds of $4.5 million and through the sale of 5.2 million shares of common stock under at-the-market transactions for net proceeds of $1.9 million. From inception (December 22, 2003) to September 30, 2012 net cash provided by financing activities has been $101,019,633.

Net cash used in investing activities since inception has been $4,397,417. At September 30, 2012 we did not have any significant capital expenditure requirements.

We anticipate that negative cash flow from operations will continue for 2012. Although we believe that we have sufficient capital to support our operations through March 30, 2013, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. Our principal business objective is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family and/or another corporate transaction. If we fail to enter into an additional strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

We do not have any unused credit facilities or other sources of capital available to us at this time. We intend to secure additional working capital through sales of additional debt or equity securities. On September 28, 2010, we entered into a Sale Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to our shelf registration statement. During the nine months ended September 30, 2012 we raised $1.9 million under this agreement, all of which was raised during the first quarter of 2012. Other than this at-the-market facility, we do not have any financing arrangements in place at this time, nor can we provide any assurance about the availability or terms of this or any future financing.

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

As of September 30, 2012, we did not have any significant off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

We acquired the business assets of To Go Brands, Inc. during the quarterly period ended September 30, 2012. That transaction is reasonably likely to materially affect, our internal control over financial reporting. At the time of the acquisition, To Go Brands’ business included a number of products and distribution arrangements, including a company owned website. The acquisition will require us to integrate the historical financial and accounting information into our accounting system and to establish additional internal controls related to the acquired business.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2012 neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related and other matters in connection with the technology we develop, license or partner and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, business relationships or products, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all, or to pay other forms of compensation or expenses. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to us, which we do not consider likely to be material to us, but which can nevertheless result in costs and diversions of resources to pursue and resolve.

ITEM 1A.	RISK FACTORS

In addition to the risk factors described below, a number of risk factors that could materially affect our business, product candidates, financial condition and results of operations are described in our 2011 Annual Report. You should carefully consider the risks described below and under Item 1A of our 2011 Annual Report, as well as the other information in our 2011 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

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

We recently completed the acquisition of the assets of To Go Brands, Inc. and may pursue acquisitions of other companies or product rights that, if not successful, could adversely affect our business, financial condition and results of operations.

We recently completed the acquisition of the business assets of To Go Brands, Inc. As part of our business strategy, we may pursue acquisitions of other companies, technologies or products. Acquisitions of businesses or product rights involve numerous risks, including:

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

There can be no assurance that our acquisition of To Go Brands, Inc. or other transactions that we may pursue, will ultimately prove successful. If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s employees, products or operations successfully, our business, financial condition or results of operations could be harmed.

We may not be able to maintain the listing of our common stock on the NYSE MKT LLC (the “Exchange”). Any de-listing could have a material impact on the trading in our common stock, including the liquidity and price of our common stock. Any de –listing, if it were to occur, would impact our ability to raise capital through our at-the-market facility.

Our common stock is currently listed on the NYSE MKT LLC (formerly known as NYSE Amex LLC). To maintain that listing, we must continue to comply with various listing standards of the Exchange. In the past, as we have reported, we have received notification of our failure to meet the requirement of Section 1009(h) of the NYSE MKT LLC Company Guide regarding minimum levels of stockholders equity. If our stockholders equity falls below $6.0 million, or we violate any other provision of the NYSE MKT LLC Company Guide, we may again be subject to delisting proceedings. If for whatever reason our common stock should be delisted from the Exchange in the future, or if we elected to delist from the Exchange, then we expect that our stock would be quoted on the OTC Bulletin Board, which could adversely affect its price or liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

10.1	Asset Purchase Agreement dated as of September 28, 2012 by and among Cardium Therapeutics, Inc., MedPodium Health Products, Inc., and To Go Brands, Inc., a Nevada corporation	Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on October 4, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Furnished herewith.

101	The following financial statements and footnotes from the Cardium Therapentics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer