Form 10-K
period 2012-12-31
Cardium Therapeutics, Inc.
filed 2013-04-05
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

001-33635

(Commission file number)

CARDIUM THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0075787
(State of incorporation)	(IRS Employer Identification No.)

12255 El Camino Real, Suite 250 San Diego, California 92130	(858) 436-1000
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value per share	NYSE MKT

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of common equity held by non-affiliates, computed on the basis of the closing sale price for the common stock as reported on the NYSE MKT on June 30, 2012, was $24.6 million. Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

As of March 20, 2013, 129,562,061 shares of Cardium’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of Cardium’s definitive proxy statement for its Annual Meeting of Stockholders to be filed on or before April 30, 2013.

Unless the context requires otherwise, all references in this report to the “Company,” “Cardium,” “we,” “our,” and “us” refer to Cardium Therapeutics, Inc. and, as applicable, its wholly owned subsidiaries Post-Hypothermia Corporation (formerly, InnerCool Therapies, Inc.), Tissue Repair Company and To Go Brands, Inc.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

•	planned development pathways and potential commercialization activities or opportunities;

•	the timing, conduct and outcome of discussions with regulatory agencies, regulatory submissions and clinical trials, including the timing for completion of clinical studies;

•	our ability to increase revenues, raise sufficient financing and to otherwise maintain the listing of our common stock on a national exchange;

•	our beliefs and opinions about the safety and efficacy of our products and product candidates and the anticipated results of our clinical studies and trials;

•

our ability to enter into acceptable relationships with one or more contract manufacturers or other service providers on which we may depend, and the ability of such contract manufacturers or other service providers to manufacture biologics, devices, nutraceuticals or other key products or components, or to provide other services, of an acceptable quality on a timely and cost-effective basis;

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (the “SEC”).

PART I

ITEM 1.	BUSINESS

Overview

Cardium is an asset-based health sciences and regenerative medicine company focused on the acquisition and strategic development of innovative products and businesses having the potential to address significant unmet medical needs, and definable pathways to commercialization, partnering or other monetization following the achievement of corresponding development objectives. Our current portfolio includes Cardium Biologics, Tissue Repair Company and To Go Brands, Inc., companies primarily focused on the development of innovative therapeutic products for cardiovascular indications, wound healing and nutraceutical supplements, respectively. As a development stage company, we have yet to generate positive cash flows from operations and are essentially dependent on debt and equity funding and partnering or other monetization transactions to finance our operations.

Cardium Therapeutics, Inc. was organized in Delaware in December 2003.

Significant portfolio transactions since that date include the following:

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

•

In August 2006, we acquired rights to assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose product candidate, Excellagen® is FDA-cleared as a single administration therapeutic for the treatment of non-healing, neuropathic diabetic foot ulcers and other dermal wounds.

•

On July 24, 2009, we sold all of the assets and liabilities of our InnerCool Therapies business to Philips Electronics North America Corporation for $11.25 million, as well as the transfer of approximately $1.5 million in trade payables.

•

In November 2010, we announced the launch of our MedPodium® healthy lifestyle product platform and web boutique. MedPodium is a portfolio of premium science-based, easy to use medicinals, neurologics, metabolics, nutraceuticals and aesthetics intended to promote and manage personal health. In addition, Cardium has developed the MedPodium Nutra-Apps® product line (Neo-Energy®, Neo-Carb Bloc® and Neo-Chill™) for distribution in convenience stores and other channels.

•

In March 2012, we introduced our FDA-cleared Excellagen® professional-use wound care product for the treatment of diabetic foot ulcers and other dermal wounds, and entered into a logistics and cold chain services agreement with Smith Medical Partners, a subsidiary of H. D. Smith.

•	In March 2012, we initiated our Generx® ASPIRE Phase 3 registration study involving approximately 100 patients at up to nine leading medical centers in Russia

•

On September 28, 2012 we acquired substantially all of the assets, business and product portfolio of privately-held To Go Brands, Inc. To Go Brands develops, markets and sells a portfolio of over 25 products, including nutraceutical powder mixes, supplements and chews to support healthy lifestyles. The product line includes antioxidant-rich drink mixes in convenient stick packs that are designed to pour directly into a water bottle, as well as mix packages for home use and capsule-based dietary supplements, including Trim Green Coffee Bean, which supports healthy weight loss. These products are sold through food, drug and mass channels at retailers including Whole Foods, CVS, Kroger, GNC, Jewel-Osco, Ralph’s Supermarkets, Meijer, and the Vitamin Shoppe and from the company’s web-based store.

•

In January 2013, we announced the planned partner-enabled clinical development of Genedexa™ (previously referred to as the Excellarate™ product candidate and an asset of Tissue Repair Company), a DNA-based Phase 2b/3 product candidate initially for the treatment of chronic, non-healing diabetic foot ulcers and representing the first product extension from our FDA-cleared Excellagen® technology platform.

•

In January 2013, we announced our in-house product development of, LifeAgain™, a partner-enabled medical analytics and e-commerce platform of algorithms and medical-based programs that were developed by our researchers to support a strategically partnered commercialization of specialized survivable risk life insurance underwritings for cancer patients and patients with chronic medical diseases, based on the improvement of early diagnosis and new chronic treatments and curative medical therapies.

Our business model is designed to create multiple opportunities for success while avoiding reliance on any single technology platform or product type, and to leverage our skills in late-stage product development in order to bridge the critical gap between promising new technologies and product opportunities that are ready for commercialization. Consistent with our long-term strategy, we intend to consider various corporate development transactions designed to place our product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses. In parallel, as our businesses are advanced and corresponding valuations established, we plan to pursue new product opportunities and acquisitions with strong value enhancement potential.

Cardium Biologics

Generx

Generx (alferminogene tadenovec/CardioNovo®) is a DNA-based angiogenic therapy being developed for the potential treatment of myocardial ischemia due to advanced coronary artery disease. Generx is designed to stimulate and promote the growth of supplemental collateral vessels to enhance myocardial blood flow (perfusion) following a one-time intracoronary administration from a standard cardiac infusion catheter in patients who have insufficient blood flow due to atherosclerotic plaque build-up in the coronary arteries.

In March 2012, we initiated the Generx ASPIRE Phase 3 / registration study involving approximately 100 patients at up to nine leading medical centers in Russia, and using SPECT imaging as a key clinical endpoint. If the trial is successful, we hope to gain approval to sell Generx in Russia and in the Commonwealth of Independent States. We also believe that having additional clinical evidence confirming the safety and effectiveness of Generx for improving coronary collateral circulation in men and women with severe coronary artery disease could potentially be used to optimize and broaden commercial development pathways in the U.S. and other industrialized countries.

Generx is also cleared by the FDA for a Phase 3 clinical study in the U.S. for women with late stage coronary artery disease who are unresponsive to traditional drug therapy and are not appropriate candidates for mechanical revascularization (angioplasty/stents or by-pass surgery). However, in view of published results from an independent 10-year study among men and women with chronic coronary heart disease showing that improved collateral circulation was associated with substantially lower cardiac mortality (Circulation 116:975-983, 2007), and prior studies showing that a one-time infusion of Generx has the potential to achieve improved coronary collateral circulation in both men and women at levels approximately equivalent to bypass surgery as measured by SPECT imaging (J Am Coll Cardiology 42(8):1339-1347, 2003), we believe that Generx could potentially be developed as a cost effective front-line therapy for patients with coronary artery disease in the large markets of newly-industrializing countries who often do not have access to costly procedures such as bypass surgery.

Incidence of Cardiovascular Disease

•	According to the Centers for Disease Control and Prevention, heart disease is the leading cause of death for both men and women in the U.S.

•	Coronary heart disease costs the U.S. an estimated $108.9 billion each year, which includes the cost of healthcare services, medications, and lost productivity.

•

According to the Federal Research Institute for Health Organization and Informatics of the Russian Ministry of Health, cardiovascular disease affects over 30 million people in the Russian Federation. An estimated 3.5 million patients were newly diagnosed with the disease in 2011.

•	In 2012, approximately one million deaths were attributable to cardiovascular disease in the Russian Federation.

Current Treatment Approaches for Coronary Artery Disease

Current treatments of coronary artery disease include drugs such as ACE inhibitors, beta-blockers, calcium channel blockers, nitrates, such as nitroglycerin, statins, and Ranexar® (Gilead Sciences) known as Ranolazine for the treatment of angina). Surgical and mechanical interventions for the treatment advanced coronary disease include angioplasty and stents (percutaneous coronary interventions), coronary artery bypass surgery (CABG), and robot-assisted coronary artery bypass).

We believe that treatment with Generx may serve as a lower cost alternative to traditional surgery and stents.

Tissue Repair Company

Excellagen®

On October 3, 2011, our Tissue Repair Company subsidiary received a 510(k) premarket notification from the U.S. Food and Drug Administration (FDA) for its Excellagen® highly refined fibrillar collagen-based topical gel for the management of diabetic foot ulcers and other dermal wounds. Our 510(k) clearance covers Excellagen’s use by healthcare professions for topical application to dermal wounds, which include diabetic ulcers, pressure ulcers, venous ulcers, tunneled/undermined wounds, surgical and trauma wounds, second degree burns, and other types of wounds. Following FDA approval, in March 2012 we entered into a logistics and cold chain services agreement with Smith Medical Partners, a subsidiary of H. D. Smith. We began initial sales of our Excellagen product® in 2012.

In addition to its application for dermal wounds, Excellagen® has been engineered to serve as a delivery platform enabling multiple device and therapeutic product extensions to include antimicrobials, small molecule drugs, peptides, conditioned cell media, stem cells and DNA-based biologic products. We plan to develop extensions for our Excellagen platform internally and with potential development partners.

Incidence of Chronic Wounds

•

Over 18 million chronic wounds are treated annually worldwide, with 6 million patients developing chronic wounds in the U.S. The costs of chronic wounds to the U.S. healthcare system are estimated to be $20 billion annually.

•	Approximately 2 million patients suffer from pressure wounds, 1.2 million from diabetic foot ulcers and up to 2 million patients seek treatment for venous ulcers annually.

•

An estimated 347 million people worldwide have diabetes. Diabetes affects over 25 million people in the U.S., representing over 8 percent of the population. According to the American Diabetes Association, the costs associated with diabetes in 2012 in the U.S. totaled $245 billion, including $175 billion in direct medical costs and $69 billion in reduced productivity.

•

Approximately 15-25% of diabetic patients will develop foot ulcers and the recurrence rate of these patients developing new ulcers are 34%, 61%, and 70% after one, three and five years of follow up, respectively. Eventually 15-24% of these patients will require amputation.

Current Treatment Approaches for Chronic Wounds

There are several treatment modalities currently used for chronic ulcers in diabetic patients and other dermal wounds, including topical dressings, dermal substitutes, negative pressure wound therapies, and debridement with offloading. Regranex® Gel (becaplermin), which is currently marketed by Healthpoint Biotherapeutics, now an operating unit of Smith & Nephew, is considered to be the only FDA-approved prescription medicine to treat such wounds. Regranex® is a recombinant human platelet-derived growth factor protein that is used as an adjunct with other current treatment modalities described above to treat lower extremity diabetic neuropathic ulcers.

In addition, human dermal substitute products, including Apligraf® (Organogenesis Inc.), Dermagraft® (Shire Pharmaceuticals), and Graftjacket® Regenerative Tissue Matrix (KCI USA, Inc.) advanced wound care products are currently being used by physicians in the treatment of chronic diabetic foot ulcers and other dermal wounds. Additional wound care treatments include negative pressure, ultra-sound, and transdermal oxygen wound therapies, such as the MIST ultra-sound therapy (Celleration, Inc.), negative pressure systems (Kinetic Concepts Inc. (KCI) and Smith & Nephew), and EPIFLO® Transdermal Oxygen Therapy (Ogenix). Additionally, in certain markets, Excellagen competes with other syringe-based wound care products which include InegraTM Wound Matrix, marketed by Integra LifeSciences and GraftjacketR Xpress marketed by KCI.

To Go Brands

On September 28, 2012, our Medpodium Health Products subsidiary acquired substantially all of the assets, business and product portfolio of privately-held To Go Brands, Inc., and subsequently changed its corporate name to “To Go Brands, Inc.” To Go Brands develops, markets and sells a portfolio of over 25 products, including nutraceutical powder mixes, supplements and chews to support healthy lifestyles at over 10,000 food, drug and mass retailers. We have consolidated our nutraceutical initiative, which includes To Go Brands, the MedPodium Nutra-Apps® product line as well as our strategic investment in SourceOne Global Partners, a leading supplier of science-based ingredients and proprietary formulas, into a single operating entity.

A majority of the revenues we generated in 2012 were derived from sales of our nutritional supplements, including sales of To Go Brands products following the acquisition on September 28, 2012. We anticipate that sales of nutraceutical products will continue to comprise the majority of our revenues over the next 12 months while we advance the commercialization of Excellagen and continue development of our other product candidates.

We plan to (1) realign the To Go Brands products into three segments: Go Active! Go Health! And Go Trim!; (2) increase online customer acquisition and retention via super affiliate programs and social media-based coupon offerings; (3) add new product offerings; and (4) further expand U.S. retail distribution and establish distributors to leverage on the success of To Go Brands’ Trim Energy Green Coffee Bean dietary supplement featuring Svetol®.

Nutraceutical Supplement Market

•	According to the Nutrition Business Journal, the U.S. supplement industry grew 7% in 2011 to reach $30 billion in sales.

•	Sales by product included meal replacement (10%), specialty (10%), vitamins (34%), herbs and botanicals (17%), sports nutrition (12%), and minerals (8%).

Large pharmaceutical companies have entered the nutraceutical market and are diversifying their product lines with dietary-supplement products with large market potential and without the extensive regulatory hurdles. In February 2012, Pfizer acquired privately-held Alacer Corp., the maker and distributor of Emergen-C®, a vitamin C product. Schiff Nutrition International recently purchased Airborne, Inc., a leading provider of immune support products, and in October 2012, Bayer HealthCare announced its acquisition of Schiff Nutritional International.

Business Strategy

We operate in an industry that is characterized by significant upfront capital costs, with the potential for significant returns for a successful product. Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our products to market will require a commitment of substantial funds. Given the limited nature of our revenues and the high costs we must incur to develop our product candidates, we have yet to generate positive cash flows or income from operations and do not anticipate doing so in the foreseeable future. As a result, we have been dependent on debt and equity funding to finance our operations. During 2012, we raised net proceeds of $6.4 million through the completion of a registered direct equity financing with three institutional and accredited investors of 17.9 million shares of Cardium common stock priced at $0.28 per share with no warrant coverage for net proceeds of approximately $4.5 million and through the sale of 5.2 million shares of common stock under at-the-market transactions for net proceeds of $1.9 million.

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

The key elements of our current business strategy are to:

•	advance our clinical study for Generx®, the APSIRE Phase 3 registration clinical study, in Russia;

•	commercialize our Excellagen® wound care product and develop new product extensions based on our custom formulated collagen product platform for additional wound healing applications;

•

grow our recently-acquired To Go Brands® nutraceutical supplement business by introducing additional product line extensions and further expanding U.S. retail distribution and establishing distributor relationships.;

•

plan to initiate a partner-enabled clinical development of Genedexa™ (previously referred to as the Excellarate™ product candidate), a DNA-based Phase 2b/3 product candidate initially for the treatment of chronic, non-healing diabetic foot ulcers and representing the first product extension from our FDA-cleared Excellagen® technology platform;

•

continue development of our new in-house partner-enabled product, LifeAgain™, a medical analytics and e-commerce platform of algorithms and medical-based social media programs that were developed by Cardium researchers to support a strategically partnered commercialization of specialized survivable risk life insurance underwritings for cancer patients and patients with chronic medical diseases, based on the improvement of early diagnosis and new chronic treatments and curative medical therapies; and

•	continue to review potential acquisitions of other businesses, product opportunities and technologies on favorable economic terms consistent with our long-term business strategy.

Government Regulation

New drugs, biologics, devices, and nutraceuticals, are subject to extensive regulation in the United States under the federal Food, Drug, and Cosmetic Act. In addition, biologics are also regulated under the Public Health Service Act. We believe that the pharmaceutical products we are attempting to develop will be regulated either as biological products or as new drugs. Both statutes and their corresponding regulations govern, among other things, the testing, manufacturing, distribution, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs. Obtaining FDA approval has historically been a costly and time-consuming process. Different regulatory regimes are applicable in other major markets.

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

Nutraceuticals, dietary supplements and other products intended for human consumption, such as those included or to be included in our To Go Brands and MedPodium product portfolios, are also subject to numerous rules and regulations promulgated by the FDA and other food and health regulatory authorities, including regulations governing the sourcing, manufacture, labeling, handling, storage, marketing and use of such products.

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

We are aware of products currently under development by competitors targeting the same or similar cardiovascular and vascular diseases as our Generx product. These include biologic treatments using forms of genes and therapeutic proteins. For example, CardioVascular BioTherapeutics is developing injectable and topical forms of FGF-1 for the potential treatment of cardiovascular diseases. We will also face competition from entities using other traditional methods, including new drugs and mechanical therapies, to treat cardiovascular and vascular disease.

In the areas of tissue repair and wound healing, as being developed by our Tissue Repair subsidiary, there are a number of approaches being employed, including other collagen-based products, “living skin” equivalents, negative pressure wound therapy devices and other devices, and biologics and small molecule drugs designed to promote repair and healing.

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

We believe that the most significant competitive factor in the field of new therapeutics and devices is the effectiveness of a product candidate, as well as its relative safety and cost as compared to other products, product candidates or approaches that may be useful for treating a particular disease condition.

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

Marketing and Sales

Our marketing and sales strategy varies by product line. Our product candidates, such as Generx must undergo clinical trials before any marketing and sales can begin. If we should obtain marketing approvals, we expect to engage in marketing and sales efforts through or in collaboration with a partner that specializes in commercialization, marketing and sales of drugs and therapeutics.

For our Excellagen® wound care product, we expect to engage in sales principally through or in collaboration with a sales and distribution and strategic partners. In March 2012 we entered into a logistics and cold chain services agreement with Smith Medical Partners, a subsidiary of H. D. Smith. We also entered into sales and distribution agreements with Academy Medical to market, sell and distribute Excellagen to U.S. government medical providers, including Veterans Administration and military hospitals.

For our nutraceutical supplement business, To Go Brands is engaged in sales through food and drug retailers, distributors and our own on-line store.

Licensing and Intellectual Property

Our overall business strategy is principally focused on the acquisition and development of a portfolio of product opportunities which involves a variety of intellectual property rights, including patent prosecution and inbound and outbound licensing transactions.

As part of our acquisition of a portfolio of cardiovascular growth factor therapeutic assets pursuant to a Technology Transfer Agreement entered into between Cardium and the Schering AG Group (now part of Bayer AG), we acquired from Schering a portfolio of methods and compositions directed at the treatment of cardiovascular diseases, including Generx. In connection with that portfolio we acquired the rights to certain patents owned by the

University of California, New York University and Yale University, which would require us to pay royalties on products developed on the basis of those patents. Information related to our purchase from Schering AG Group is provided under Notes to Consolidated Financial Statements, Note 8 –Commitments and Contingencies. Our patent portfolio includes allowed and issued patents covering our gene therapy approach both in Europe and in the United States. We have additional patents and patent applications directed to its methods of cardiovascular gene therapy in the U.S., Europe, Russia and elsewhere, and we recently filed new patent applications directed to certain improved techniques for the treatment of heart disease that are currently the subject of Cardium’s ASPIRE study in Russia.

In August 2006, we acquired the rights to various technologies and products now part of our Tissue Repair Company subsidiary. In connection with that acquisition we acquired the rights to use certain patented technology related to a growth factor DNA in exchange for royalty payments. Our Excellagen product product does not contain the growth factor DNA, and we do not have any ongoing material commitments or royalty obligations with respect to the new Excellagen product candidate under our prior transaction in which we acquired substantially all of the assets of the Tissue Repair Company. We are looking to develop extensions to that platform, including the patented growth factor DNA which would require the payment of royalties if a product is ultimately developed and approved.

In connection with our acquisition of To Go Brands, Inc. we acquired certain proprietary formulations, trade names, and customer lists. We have also licensed rights from third party manufacturers to develop exclusive formulations for our nutraceutical supplement product lines.

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

Employees

As of December 31, 2012 we employed 24 employees (which includes 9 employees who are employed by To Go Brands, Inc.). We do not expect to hire additional employees during the next 12 months while our products and product candidates advance. Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good. We also rely on various consultants and advisors to provide services to us.

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

Risks Related to Our Business and Industry

Our products and product candidates are subject to ongoing regulatory requirements or require regulatory approvals, and in some cases additional prior development or testing, before marketing. We may be unable to develop, obtain or maintain regulatory approval or market any of our product candidates or expand the market of our existing products and technology. If our product candidates are delayed or fail, we will not be able to generate revenues and cash flows from operations, and we may have to curtail or cease our operations.

Our Excellagen® collagen-based product and other wound care and biologics products, as well as our nutraceuticals, dietary supplements and other products within our Cardium Health Sciences Platform, are subject to numerous rules and regulations promulgated by the FDA and other food and health regulatory authorities, including regulations governing the sourcing, manufacture, labeling, handling, storage, marketing and use of such products. In most cases, we will rely on third parties to perform many of these activities, which may not be performed in an effective or timely manner.

Our other product candidates require additional research and development, clinical testing and regulatory clearances before we can market them. To our knowledge, FDA has not yet approved any gene therapy like that contained in our Generx product candidate, or similar product and there can be no assurance that it will. There are many reasons that our products and product candidates may fail or not advance beyond clinical testing, including the possibility that:

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

For example, we expect to depend upon the efforts of third parties to promote and sell our Excellagen® products, as well our Generx® product if it should achieve regulatory approval, but there can be no assurance that the efforts of such third parties will meet our expectations or result in any significant product sales. While third parties would be largely responsible for the timing and extent of sales and marketing efforts, they may not dedicate sufficient resources to our product opportunities, and our ability to cause them to devote additional resources or to otherwise promote sales of our products may be limited. In addition, commercialization efforts could be negatively impacted by the delay or failure to obtain additional supportive data for our products. In some cases, third party partners could be responsible for conducting additional clinical trials to obtain such data and our ability to increase the efforts and resources allocated to these trials may be limited.

We are a development stage company. We have incurred losses since our inception in December 2003 and expect to incur significant net losses in the foreseeable future and may never become profitable.

We have sustained operating losses to date and will likely continue to sustain losses as we seek to develop our products and product candidates. We expect these losses to be substantial because our product development and other costs, including significant amounts we expect to spend on development activities and clinical trials for our product candidates, cannot be offset by our limited revenues during our development stage. As of December 31, 2012, our accumulated deficit was approximately $96 million, and our cash and cash equivalents were approximately $2.3 million. To date, we have generated very limited revenues and a large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations to continue for at least the next few years. Our ability to generate additional revenues and potential to become profitable will depend largely on our ability, alone or with potential collaborators, to efficiently and successfully complete the development of our product candidates, successfully complete pre-clinical and clinical tests, obtain necessary regulatory approvals, and manufacture and market our products. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

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

Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our products to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others: the progress of our current and new product development programs; the progress, scope and results of our pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing our products and product candidates; the cost of prosecuting, enforcing and defending against patent claims and other intellectual property rights; competing technological and market developments; and our ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market and/or to monetize the economic value of our product portfolio. We expect we will need to raise additional funds in the future. The audit opinion accompanying our consolidated financial statements for the year ended December 31, 2012, included under Item 8 of this report, includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

There can be no assurance that our acquisition of To Go Brands, Inc. or other transactions that we may pursue will ultimately prove successful. If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s employees, products or operations successfully, our business, financial condition or results of operations could be harmed.

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

We will rely on third parties to manufacture our products and product candidates. There can be no guarantee that we can obtain sufficient and acceptable quantities of our product candidates on acceptable terms, which may delay or impair our ability to develop, test and market such products.

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

Our ability to earn sufficient returns on our products and future products will depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other third-party payers. If we fail to obtain appropriate reimbursement, it could prevent us from successfully commercializing and marketing our products and future products.

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

Our headquarters and To Go Brand business are in San Diego, California, and our third party manufacturing and storage facilities in Carlsbad, California, are both located in or near seismic zones, and there is a constant possibility that an earthquake or other natural disaster or resource shortage could be disruptive to our operations and result in delays in our research and development efforts. In the event of a natural or other disaster such as an earthquake, fire, flood or terrorist attack, if our facilities or the equipment in our facilities, or our clinical supplies, are significantly damaged or destroyed, we may not be able to rebuild or relocate our facility or replace any damaged equipment, records or clinical supplies in a timely manner and our business, financial condition and results of operations could be materially and adversely affected.

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

The success of our operations will depend in part on our ability and that of our licensors, both in the United States and in other countries with substantial markets, to: obtain patent protection for our therapeutics, devices and procedures, and other methods or components on which we rely; defend patents once obtained; maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and obtain appropriate licenses upon reasonable terms to patents or proprietary rights held by others that are necessary or useful to us in commercializing our technology.

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

Our sales and marketing will expose us to product liability risks that are inherent in the testing, manufacturing and marketing of biotechnology and medical device products. Failure to obtain or maintain sufficient product liability insurance or otherwise protect against product liability claims could prevent or delay the commercialization or marketing of our products or product candidates or expose us to substantial liabilities and diversions of resources, all of which can negatively impact our business. Regardless of the merit or eventual outcome, product liability claims may result in withdrawal of product candidates from clinical trials, costs of litigation, damage to our reputation, substantial monetary awards to plaintiffs and decreased demand for products.

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

Risks Related to Our Common Stock

The issuance of our Series A Convertible Preferred Stock may result in substantial dilution to holders of our common stock and may restrict our access to additional financing.

On April 4, 2013 we entered into a securities purchase agreement with an institutional investor to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock for maximum proceeds of $4.0 million. The Series A Convertible Preferred Stock is convertible into shares of our common stock at an initial conversion price of $0.091 per share. In addition, the conversion price is subject to downward adjustment following our next reverse split, and, subject to certain exceptions, if we issue common stock or common stock equivalents at a price less than the then effective conversion price. In connection with the offering of the Series A Convertible Preferred Stock we granted the investor certain rights of participation in future equity financings. As long as the Series A Convertible Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Series A Convertible Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future.

We intend to affect a reverse stock, which impact the price and liquidity of trading in our common stock.

In connection with the offering of the Series A Convertible Preferred Stock, we intend to seek the approval of our stockholders to a 1 for 20 reverse split of our outstanding common stock. We cannot assure you that the price of our common stock will rise to an amount proportionate with the reverse split. In addition, the planned reverse split will reduce the number of shares of our common stock outstanding from approximately 130 million shares to approximately 6.5 million shares. The decrease in the number of shares outstanding may impact the liquidity and trading volume in our common stock.

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

A delisting from the NYSE MKT could adversely affect the price of our common stock.

Our common stock is currently listed on the NYSE MKT (the “Exchange”). To maintain that listing, we must continue to comply with various listing standards of the Exchange, as set forth in Part 10 of the Exchange’s Company Guide

In December 2012, we reported on a communication from the staff of our current listing Exchange, that it considered the Company to be noncompliant with certain listing requirements based on our quarterly report for the period ended September 30, 2012, and provided that we should submit a plan to staff of the exchange that would re-establish compliance with the listing requirement by March 31, 2013. We reported that we had already submitted a plan designed to re-establish compliance with the Exchange’s requirement in advance of the March 31, 2013 timeframe.

Based on our quarterly report on Form 10-Q for the period ended September 30, 2012, noncompliance was noted with respect to the requirement of section 1003(a)(iv) of the Company guide for NYSE MKT issuers in connection with our financial condition and corresponding access to capital based on the company having reported cash and cash equivalents of $4.5 million at quarter end, taken in view of a statement in the Form 10-Q that it did not have any unused credit or other such capital facilities in place at the time. The Exchange indicated that in order to maintain its NYSE MKT listing, a plan should be submitted by December 31, 2012 addressing regaining compliance with Section 1003(a)(iv) of the Exchange’s Company guide by March 31, 2013. Additional information and provisions regarding the NYSE MKT requirements are found in Part 10 of its company guide. We disputed the staff’s basis for its determination of deemed noncompliance, but we submitted a plan designed to re-establish compliance with the listing requirement in advance of the timeline requested. On January 16, 2013 we reported that our Exchange listing compliance plan submitted on December 6, 2012 has been accepted by the Exchange.

The notification received from the Exchange had no current effect on the listing of our shares. Rather, we were afforded the opportunity to submit a plan pursuant to which we would seek to establish compliance with the requirements of Section 1003(a)(iv) of the Exchange’s Company guide by March 31, 2013. We will be subject to periodic review by the Exchange staff during the period covered by the plan. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in our shares being delisted from the Exchange. If our common stock was not traded on the NYSE MKT, it would be expected to trade on the OTCQX, an alternative regulated quotation service that provides quotes, sale prices and volume information in over-the-counter equity securities. The Company’s common stock was traded on the OTC until July 2007, when the company elected to instead list its shares on the American Stock Exchange (the predecessor to the NYSE MKT).

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

We do not own any real property. We lease the following properties, which we believe are adequate to meet our operating requirements for the foreseeable future:

Location	Nature of Use	Square Feet	Monthly Base Rent		Lease Expiration Date
12255 El Camino Real, Suite 250 San Diego, CA USA	Corporate Headquarters Principal executive office	11,184	$52,117	[1]	July 31 , 2013
8505 Commerce Avenue San Diego, CA USA	Office and Warehouse for To Go Brands	4,745	$4,571	[2]	May 31, 2014

[1]

The monthly base rent increases to $55,808 in April 2013. In addition to base rent, we are also required to pay our proportionate share of any increase in operating expenses from 2008 levels for the office park in which our space is located. The lease contains an option for one five-year lease renewal.

[2]	The monthly base rent increases to $4,741 in June.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2012, neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related and other matters in connection with the technology we develop or license and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, business relationships or products, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all, or to pay other forms of compensation or expenses. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to Cardium or its subsidiaries, which we do not consider likely to be material to Cardium, but which can nevertheless result in costs and diversions of resources to pursue and resolve.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on NYSE MKT under the symbol “CXM.” Below are the high and low closing prices of our common stock for each quarter of the years ended December 31, 2012 and 2011:

	2012		2011
	High	Low	High	Low
First Quarter	$0.40	$0.27	$0.43	$0.35
Second Quarter	$0.28	$0.22	$0.38	$0.27
Third Quarter	$0.25	$0.18	$0.28	$0.15
Fourth Quarter	$0.23	$0.18	$0.57	$0.13

In December 2012, we reported on a communication from the staff of the Exchange, that it considered the Company to be noncompliant with certain listing requirements based on our quarterly report for the period ended September 30, 2012, and provided that we should submit a plan to staff of the Exchange that would re-establish compliance with the listing requirement by March 31, 2013. Based on our quarterly report on Form 10-Q for the period ended September 30, 2012, noncompliance was noted with respect to the requirement of section 1003(a)(iv) of the Company Guide for NYSE MKT issuers in connection with our financial condition and corresponding access to capital based on the Company having reported cash and cash equivalents of $4.5 million at quarter end, taken in view of a statement in the Form 10-Q that it did not have any unused credit or other such capital facilities in place at the time. The Exchange indicated that in order to maintain its NYSE MKT listing, a plan should be submitted by December 31, 2012 addressing regaining compliance with Section 1003(a)(iv) of the Company Guide by March 31, 2013. We disputed the staff’s basis for its determination of deemed noncompliance, but we submitted a plan designed to re-establish compliance with the listing requirement in advance of the timeline requested. On January 16, 2013 we reported that our compliance plan submitted on December 6, 2012 has been accepted by the Exchange. The Company reports that the NYSE MKT has granted an additional quarterly extension of the listing exchange compliance plan from March 31, 2013 to June 30, 2013, although as is normal course, the Company’s exchange compliance would continue to be evaluated on an ongoing basis. However, failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in our shares being delisted from the Exchange. If our common stock was not traded on the NYSE MKT, it would be expected to trade on the OTCQX, an alternative regulated quotation service that provides quotes, sale prices and volume information in over-the-counter equity securities.

Holders

As of March 15, 2013 there were approximately 100 stockholders of record of our common stock. Based in information we receive from brokerage firms in connection with proxy solicitations, we believe that there are approximately 5,000 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2012 and 2011 we did not sell any unregistered securities.

Repurchases of Equity Securities

During the year ended December 31, 2012, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.

Equity Compensation Plan Information

The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of December 31, 2012.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,170,000	$1.62	2,491,169	[1]
Equity compensation plans not approved by stockholders	—	$—	—

Total	3,170,000	$1.62	2,491,169

[1]

Under the terms of the plan in effect as of December 31, 2012, in addition to securities that may be issued upon the exercise of options, warrants or other rights granted under the plan, securities may also be issued under the plan in the form of shares of restricted stock of the Company issued with such restrictions on transfer, rights of first refusal, repurchase and/or forfeiture provisions and other provisions and conditions as the Board of Directors or the Compensation Committee may determine from time to time.

ITEM 6.	SELECTED FINANCIAL DATA

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the last two years ended December 31, 2012. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Statements in the following discussion that are not historical in nature are forward looking statements, and inherently subject to risk. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary from our historical operations and from our current expectations of future results.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 7 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 7 and this report.

We are a medical technology company primarily focused on the development and commercialization of novel products and devices for cardiovascular and ischemic disease, wound healing and tissue repair. Since we were initially funded in October 2005, we have made four strategic acquisitions and assembled a portfolio of innovative late-stage cardiovascular and regenerative medicine product candidates. We have established a pipeline of innovative products that are divided three operating units, Cardium Biologics, the Tissue Repair Company, and MedPodium Health Sciences, which acquired the products and assets of To Go Brands, Inc., a nutraceutical supplement business. We report our operations in a two operating segments.

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

Recent Developments

During 2012, we continued efforts to advance the development of Generx, began the commercialization of Excellagen, and acquired To Go Brands, Inc. to enhance our MedPodium Health Sciences nutraceutical supplement business. Recent highlights include the following:

Generx Development

Generx® (alferminogene tadenovec/CardioNovo®) is an innovative DNA-based angiogenic therapy being developed for the potential treatment of myocardial ischemia due to advanced coronary artery disease. Generx is designed to stimulate and promote the growth of supplemental collateral vessels to enhance myocardial blood flow (perfusion) following a one-time intracoronary administration from a standard cardiac infusion catheter in patients who have insufficient blood flow due to atherosclerotic plaque build-up in the coronary arteries. Recent developments with respect to Generx include:

•

Initiated our Generx ASPIRE Phase 3/ registration study, a 100-patient, randomized and controlled multi-center study currently enrolling patients at up to nine leading cardiology centers in the Russian Federation for patients with myocardial ischemia due to coronary artery disease. The ASPIRE study is designed to further evaluate the safety and effectiveness of Cardium’s Generx DNA-based angiogenic product candidate, which has already been tested in clinical studies involving 650 patients at more than one hundred medical centers in the U.S., Europe and elsewhere. The efficacy of Generx is being quantitatively assessed using rest and stress SPECT (Single-Photon Emission Computed Tomography) myocardial imaging to measure improvements in microvascular cardiac perfusion following a one-time, non-surgical, catheter-based administration of Generx. The Cedars-Sinai Medical Center Nuclear Cardiology Core Laboratory in Los Angeles, California, is the central core lab for the study and is responsible for the analysis of SPECT myocardial imaging data electronically transmitted from the Russian medical centers participating in the ASPIRE study. The Russian Health Authority has assigned Generx the therapeutic drug trade name of Cardionovo® for marketing and sales in Russia.

•

Published important Generx findings in the peer-reviewed journal Human Gene Therapy Methods that demonstrate that Cardium’s innovative technique employing transient cardiac ischemia can be used to dramatically enhance gene delivery and transfection efficiency after one-time intracoronary administration of adenovector in mammalian hearts. These finding have been incorporated into the treatment protocols of the Generx ASPIRE Phase 3 study.

•

Presented at the 2013 Phacilitate Annual Cell & Gene Therapy Forum in Washington, DC,, “Optimizing Phase III Trial Design for Generx® (Ad5FGF-4)” reporting on adaptive coronary collateral growth, the biological processes to be targeted by therapeutic angiogenesis, and discussed the lessons learned during the past decade of the Company’s Generx clinical development program.

•

Won a patent decision in Europe and resolution of a long-standing competition between Cardium and its licensor the University of California, and Boston Scientific Corporation (NYSE: BSX) and its licensor Arch Development, over rights to key methods for the application of cardiovascular gene therapy to the treatment of coronary heart disease, as is employed in our Generx gene therapy candidate. Our patent portfolio now includes allowed and issued patents covering its gene therapy approach both in Europe and in the United States, with competing patent applications licensed and pursued by Boston Scientific having been successfully overcome in both Europe and the U.S. We have additional patents and patent applications directed to our methods of cardiovascular gene therapy in the U.S., Europe, Russia and elsewhere, and we recently filed new patent applications directed to certain improved techniques for the treatment of heart disease that are currently the subject of our ASPIRE study in Russia,

Commercialization of Excellagen

On October 3, 2011, our Tissue Repair Company subsidiary received a 510(k) premarket notification from the U.S. Food and Drug Administration (FDA) for its fibrillar collagen-based Excellagen® topical gel for wound healing of diabetic foot ulcers and other dermal wounds. Our 510(k) filing covers Excellagen’s use as a wound care management medical device for topical application by health care professionals for patients with dermal wounds, which can include diabetic ulcers, pressure ulcers, venous ulcers, tunneled/undermined wounds, surgical and trauma wounds, second degree burns, and other types of wounds. Recent developments with respect to Excellagen include:

•

Introduced FDA-cleared Excellagen® professional-use wound care product in March 2012 and entered into a logistics and cold chain services agreement with Smith Medical Partners, a subsidiary of H. D. Smith.

•

Awarded ISO 13485 Certification for Excellagen, State of California manufacturing license and state clearances to market and sell Excellagen in the U.S., and advancement of other international registrations for Excellagen, including CE Mark registration, which we expect to receive approval within the next several weeks.

•

Announced sales and distribution agreements with Academy Medical to market, sell and distribute Excellagen to U.S. government medical providers, including Veterans Administration and military hospitals.

•

Excellagen selected as one of the Top Ten Podiatry Innovations in 2012 by Podiatry Today publication, and awarded by the American Podiatric Medical Association’s Seal of Approval for Excellagen’s contributions to better foot health and mobility.

•

Formed the Excellagen Medical Advisory Board comprising leading practitioners, clinicians and researchers with diversified expertise in the field of advanced wound care, and Excellagen presentations and case studies at the Desert Foot 2012 High Risk Diabetic Foot Conference.

•

Entered into international agreements with (1) BL&H, Co. Ltd., an established pharmaceutical company, for the registration, marketing and distribution of Excellagen in the South Korean market; and (2) Advanced Biosciences Research, an affiliate of bioRASI, for the planned commercialization of Excellagen in the Russian Federation and the Commonwealth of Independent States.

•

Advanced applications to support the reimbursement process for Excellagen with the Centers for Medicare & Medicaid Services and private insurance providers, and broadened marketing and sales efforts into markets with established CPT® codes for surgical debridement procedures and in-hospital surgical markets covered under DRG reimbursement systems.

Commercialization of Cardium’s Health Sciences Business

Recent developments with respect to our Health Sciences business include the following:

•

We acquired To Go Brands® nutraceutical supplement business with over 25 products being developed and sold through established regional and national food, drug and mass channel retailers at over 10,000 nationwide storefronts. With a portfolio of over 25 products, To Go Brands’ nutraceutical powder mixes, supplements and chews are being sold through mass, food and drug channel retailers and To Go Brands’ web-based store. To Go Brands’ experienced management team has key contacts and a track record of developing and placing new and innovative health and nutraceutical products into retail channels. To Go Brands has now assumed operational responsibility for Cardium’s nutraceutical initiative, which includes the Company’s strategic investment in SourceOne Global Partners, a leading supplier of science-based ingredients and proprietary formulas, and the MedPodium Nutra-Apps® product line.

•

Since 2007, To Go Brands has been making healthy, great tasting and anti-oxidant-rich phytonutrients and nutraceutical supplements in an array of easy use formats, including drink mixes, chews, powders and capsules, to empower busy lifestyles in today’s fast-paced, tech-driven world. The Go Active! product line includes High Octane®, Green Tea Energy Fusion™, Acai Natural Energy Boost™, and Neo-Energy®. The Go Healthy! product line includes Greens to Go®, Extreme Berries to Go®, Healthy Belly®, VitaRocks® , and Neo-Chill™. Go Trim! products include Smoothie Complete, Trim Green Coffee Bean, Trim Energy, and Neo-Carb Bloc. To Go Brands products are sold through mass, food and drug channels at retailers including Whole Foods, Kroger, GNC, Jewel-Osco, Ralph’s Supermarkets, Meijer, and the Vitamin Shoppe, and from the company’s web-based store.

•

We plan to (1) complete new packaging and message re-design to update the look of current products; (2) increase online customer acquisition and retention by introducing super affiliate programs and social media-based coupon offerings (Living Social, Groupon, etc.); (3) expand and leverage To Go Brands’ VitaRocks children’s product line; and (4) expand U.S. retail distribution and establish international distributors to leverage on the success of To Go Brands’ lead product, Trim Green Coffee Bean™ dietary supplement.

Planned Strategic Partner-Enabled Product Initiatives

We recently announced the planned clinical development of Genedexa™ (previously referred to as the Excellarate™ product candidate) and our new in-house product development of LifeAgain™, a survivable risk insurance product platform. We may use alternative independent private financings and strategic partners to finance the clinical development of Genedexa and to commercialize our LifeAgain platform. Details of these new planned initiatives include:

•

Planned partner-enabled pilot Phase 2b/3 clinical study for Genedexa™ (Ad5PDGF-B). Genedexa’s initial clinical development’s focus will be for the treatment of chronic, non-healing diabetic foot ulcers. The Company has completed the MATRIX-1 (Phase 1/2) and MATRIX-2 (Phase 2b) clinical studies and the planned Genedexa pilot study represents an important next step forward towards FDA registration of Cardium’s advanced DNA biologic wound care product. Genedexa represents the first product candidate based on the Company’s Excellagen product platform and is comprised of the FDA-cleared Excellagen collagen matrix gel (6%) topical gel and an adenovector gene therapy with DNA encoding for PDGF-B protein. PDGF-B is believed to promote wound healing by directly stimulating cells involved in wound repair and also by eliciting the production of other growth factors. Genedexa, a DNA-based biologic, requires data from clinical studies demonstrating patient safety and efficacy prior to filing for a Biologic License Application.

•

New in-house product development of LifeAgain™, a partner-enabled medical analytics and social media-driven enabled e-commerce platform that is focused on the development, marketing and direct sales of new and innovative survivable risk, multi-year, non-convertible level term life insurance programs and other insurance products, that are currently non-accessible and unaffordable for certain sub-groups of highly motivated buyers considered “uninsurable” based on traditional underwriting standards by U.S. life insurance companies. Traditional life insurance has become over-optimized web-marketed, undifferentiated, low priced commodity largely marketed to healthy people. LifeAgain is being developed based on improvements in relative mortality in certain sub-group populations, including cancer patients and patients with chronic medical diseases, as a result of the success of early diagnostic screening, public education, the introduction of advanced drugs and biologics, improved and optimized therapies, and expanding access to healthcare.

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

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

Revenue for the year ended December 31, 2012 was $785,318 compared to no revenue reported in the year ended December 31, 2011. The majority of revenue was comprised of sales from To Go Brands for the period from September 28, 2012 through December 31, 2012.

Costs of goods sold for the year ended December 31, 2012 was $437,065 compared to no costs of goods sold reported in the year ended December 31, 2011. Gross margin for the year ended December 31, 2012 was 44%.

Research and development expenses for the year ended December 31, 2012 were $2,621,321 compared to $2,593,258 for the same period last year. The increase of $28,063 was the result of increases in expenses related to our Generx Aspire study, offset by reductions in production costs for Excellagen which is now commercially ready for market.

Selling, general and administrative expenses for the year ended December 31, 2012 were $6,116,746 compared to $4,824,659 for the year ended December 31, 2011. The increase of $1,292,087 was primarily due to increases in sales and marketing costs, employee benefits, and the inclusion of To Go Brands operations since September 28, 2012.

Change in fair value of derivative liabilities was a gain of $64,157 compared to a gain of $283,142 for the prior year. The change in fair value was attributable to the decline in the value of derivative liability as a result of the expiration of price protection on outstanding warrants during the first quarter of 2012.

Interest income for the year ended December 31, 2012 was $6,595 compared to $11,189 for the same period last year. The $4,594 decrease in interest income was related to the decrease in cash available for investment during the respective periods. Interest expense for the year ended December 31, 2012 was $4,248 compared to $5,506 for the year ended December 31, 2011 and primarily consisted of charges related to the financing of our annual insurance premiums.

Net loss for the year ended December 31, 2012 was $8,323,310, compared to $7,129,092, primarily as a result of the increase in selling, general and administrative expenses described above.

Liquidity and Capital Resources

As of December 31, 2012, we had $2,328,074 in cash and cash equivalents, and $50,000 in restricted cash. Our working capital at December 31, 2012 was $2,896,021.

Net cash used in operating activities was $9,212,565 for the year ended December 31, 2012 compared to $7,673,496 for the year ended December 31, 2011. The increase in net cash used in operating activities was due primarily to testing and process validation costs for the initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to December 31, 2012, net cash used in operating activities has been $94,294,326.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $6,547,075 for the year ended December 31, 2012. This included a registered direct equity financing with three institutional investors of 17.9 million shares of Cardium common stock priced at $0.28 per share with no warrant coverage for net proceeds of $4.5 million and the sale of 5.2 million shares of common stock in at-the-market transactions for net proceeds of $1.9 million. From inception (December 22, 2003) to December 31, 2012 net cash provided by financing activities has been $99,179,866.

Net cash provided by investing activities for the year ended December 31, 2012 was $272,285. Net cash used in investing activities since inception has been $2,557,466. At December 31, 2012 we did not have any significant capital expenditure requirements.

During the period since December 31, 2012, cash flows from financing activities include the sale of 343,749 shares of common stock in at the market transactions for net proceeds of $65,743, and in April 2013, we entered into a securities purchase agreement with a current institutional investor pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants are being issued in connection with this offering other than placement agent warrants. The securities purchase agreement provides for the sale of Series A Convertible Preferred Stock in two closings. Upon consummation of the financing, which is subject to exchange and other approvals, the initial closing under the securities purchase agreement would take place in April 2013. At that closing we would sell 2,356 shares of Series A Convertible Preferred Stock for an aggregate purchase of $2,356,000. A second closing would take place promptly following shareholder approval of the offering of the Series A Convertible Preferred Stock and a reverse stock split.

We anticipate that negative cash flow from operations will continue for the foreseeable future. Although we believe that if we complete the second closing of the Series A Preferred Stock transaction we would expect to have sufficient capital to support our operations at least through September 2013, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. Our principal business objective is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family and/or another corporate transaction. If we fail to enter into an additional strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

On September 28, 2010, we entered into a Sale Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to our shelf registration statement. During the year ended December 31, 2012 we raised $1.9 million under this agreement, the majority of which was raised during the first quarter of 2012.

We intend to secure additional working capital through sales of additional debt or equity securities. That could include the securities purchase agreement for the Series A Convertible Preferred Stock if we can obtain the necessary stockholder and other approvals to complete the second closing, the Sales Agreement with Brinson Patrick, or other financing we may seek. Over the past few years, we have raised capital under a shelf registration statement. Because our unaffiliated market capitalization has been less than $75 million, we are limited in the dollar amount that we can raise under that registration statement in any 12 month period. The offering of the Series A Convertible Preferred Stock will use our current availability under the shelf registration statement for the next 12 months, unless the value of our unaffiliated public float rises from current levels. In connection with the offering of the Series A Convertible Preferred Stock we granted the investor certain rights of participation in future equity financings. As long as the Series A Convertible Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Series A Convertible Preferred Stock. These factors could restrict our ability to raise capital through equity offerings under our current registration statement or debt offerings in the future, which could require us to seek equity financing through a new registration statement, to sell, partner or otherwise monetize assets, to seek alternative sources of funding, or to further reduce expenses.

Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting standards, if adopted, would have a material impact on our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Cardium Therapeutics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cardium Therapeutics, Inc. and Subsidiaries (the “Company”) (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011 and for the period from December 22, 2003 (inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardium Therapeutics, Inc. and Subsidiaries (a development stage company) at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011 and for the period from December 22, 2003 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has had recurring operating losses since its inception and has historically been dependent on raising capital from external sources in order to fund its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are more fully described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Marcum LLP

New York, New York

April 5, 2013

CARDIUM THERAPEUTICS, INC. AND SUBSIDIAIRES

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,328,074	$4,721,279
Restricted cash	50,000	150,000
Accounts receivable	328,953	0
Inventory, net	1,174,323	434,130
Prepaid expenses and other assets	407,389	68,204

Total current assets	4,288,739	5,373,613
Restricted cash	0	50,000
Property and equipment, net	97,582	135,581
Investment	435,000	435,000
Technology licenses, net	1,198,318	1,332,727
Intangible assets, net	1,019,692	0
Goodwill	584,711	0
Other long term assets	184,836	176,308

Total assets	$7,808,878	$7,503,229

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$777,861	$749,586
Accrued liabilities	614,857	464,894
Derivative liabilities—fair value of warrants	0	85,506

Current liabilities	1,392,718	1,299,986
Deferred rent	50,370	118,313

Total liabilities	1,443,088	1,418,299

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 129,218,312 at December 31, 2012 and 96,585,834 at December 31, 2011	12,922	8,610
Additional paid-in capital	102,767,193	94,167,335
Deficit accumulated during development stage	(96,414,325)	(88,091,015)

Total stockholders’ equity	6,365,790	6,084,930

Total liabilities and stockholders’ equity	$7,808,878	$7,503,229

See accompanying notes, which are an integral part of these consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from December 22, 2003 (Inception) to December 31, 2012
	2012	2011
Revenues
Product sales	$785,318	$0	$785,318
Grant revenues	0	0	1,623,160

Total revenues	785,318	0	2,408,478
Cost of goods sold	437,065	0	437,065

Gross profit	348,253	0	1,971,413

Operating expenses
Research and development	2,621,321	2,593,258	44,006,728
Selling, general and administrative	6,116,746	4,824,659	43,553,358

Total operating expenses	8,738,067	7,417,917	87,560,086

Loss from operations	(8,389,814)	(7,417,917)	(85,588,673)

Change in fair value of derivative liabilities	64,157	283,142	10,395,709
Gain on warrant exchange	—	0	473,872
Interest income	6,595	11,189	1,583,638
Interest expense	(4,248)	(5,506)	(7,126,254)

Net loss from continuing operations	$(8,323,310)	$(7,129,092)	$(80,261,708)
Net loss from discontinued operations	—	0	(22,561,220)
Gain on sale of business unit	—	0	6,408,603

Net loss	$(8,323,310)	$(7,129,092)	$(96,414,325)

Net loss per share—basic and diluted	$(0.07)	$(0.08)
Weighted average number of common shares outstanding	118,454,339	85,066,566

See accompanying notes, which are an integral part of these consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIAIRES

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount
Balance—January 1, 2011	83,097,967	$8,310	$88,381,852	$(80,961,923)	$7,428,239
Stock option compensation expense			181,229		181,229
Reclassification of derivative liabilities that no longer contain price protection provisions			204,425		204,425
Issuance of common stock in exchange for technology, product license fee and investment	3,000,000	300	869,700		870,000
Issuance of common stock for cash, net of issuance costs	10,487,867		4,530,129		4,530,129
Net Loss				(7,129,092)	(7,129,092)

Balance—December 31, 2011	96,585,834	8,610	94,167,335	(88,091,015)	6,084,930
Reclassification of derivative liabilities that no longer contain price protection provisions			21,349		21,349
Stock option compensation			169,746		169,746
Issuance of common stock for acquisition of To Go Brands	9,600,000	960	2,015,040		2,016,000
Issuance of common stock for cash, net of issuance costs	23,029,748	3,352	6,392,959		6,396,311
Exercise of warrants	2,730		764		764
Net Loss				(8,323,310)	(8,323,310)

Balance—December 31, 2012	129,218,312	$12,922	$102,767,193	$(96,414,325)	$6,365,790

See accompanying notes, which are an integral part of these consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		December 22, 2003 (Inception) To December 31, 2012
	2012	2011
Cash Flows From Operating Activities
Net loss	$(8,323,310)	$(7,129,092)	$(96,414,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	0	0	(6,408,603)
Gain on sale of warrants	0	0	(518,622)
Loss on abandonment of leaseholds	0	0	135,344
Depreciation	107,823	103,769	2,111,128
Amortization—intangibles	38,308	0	2,734,501
Amortization—debt discount	0	0	5,291,019
Amortization—deferred financing costs	0	0	925,859
Amortization—technology and licenses	134,409	90,909	236,682
Provision for obsolete inventory	(40,852)	0	159,148
Reserve for product returns	76,000	0	76,000
Change in fair value of warrants	(64,157)	(283,142)	(10,395,709)
Common stock and warrants issued for services and reimbursement of expenses	0	0	203,882
Stock based compensation expense	169,746	181,229	7,597,821
In-process purchased technology	0	0	2,027,529
Deferred rent	(67,943)	(46,469)	50,370
Changes in operating assets and liabilities
Accounts receivable	(182,675)	0	(103,687)
Inventories	(305,603)	(434,130)	(2,545,892)
Prepaid expenses and other assets	(332,465)	(25,069)	(513,259)
Deposits	4,770	0	(184,980)
Accounts payable	(181,812)	151,718	1,704,496
Accrued liabilities	(244,804)	(283,219)	(463,028)

Net cash used in operating activities	(9,212,565)	(7,673,496)	(94,294,326)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	0	0	(1,500,000)
Fee paid to list shares issued for technology and product license	0	0	(65,000)
Purchases of property and equipment	(15,866)	(4,408)	(2,832,417)
Cash acquired in acquisitions	288,151	0	1,839,951

Net cash provided by (used in) investing activities	272,285	(4,408)	(2,557,466)

Cash Flows From Financing Activities
Proceeds from officer loan	0	0	62,882
Restricted cash—collateral for letter of credit	150,000	100,000	(50,000)
Restricted cash—proceeds placed in escrow from sale of business	0	1,125,000	0
Proceeds from the exercise of warrants, net	764	0	1,259,212
Proceeds from debt financing agreement, net of debt issuance costs of $871,833	0	0	14,378,167
Proceeds from the sale of business unit	0	0	11,250,000
Repayment of debt	0	0	(15,750,000)
Proceeds from sales of common stock, net of issuance costs of $547,055	6,396,311	4,530,129	88,029,605

Net cash provided by financing activities	6,547,075	5,755,129	99,179,866

Net increase (decrease) in cash	(2,393,205)	(1,922,775)	2,328,074
Cash and cash equivalents at beginning of period	4,721,279	6,644,054	0

Cash and cash equivalents at end of period	$2,328,074	$4,721,279	$2,328,074

	Years Ended December 31,		December 22, 2003 (Inception) To December 31, 2012
	2012	2011
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,248	$5,506	$1,393,049
Cash paid for income taxes	$2,400	$1,600	$28,562
Non-Cash Activity:
Subscription receivable for common shares	$0	$0	$17,000
Common stock issued for repayment of loans	$0	$0	$62,882
Stock issued for technology license fee	$0	$870,000	$1,870,000
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$1,727,849	$0	$7,551,849
Warrants exchanged for stock	$0	$0	$(901,139)
Reclassification of derivative liabilities with expired price protection provisions	$(21,349)	$(204,425)	$(4,045,702)
Issuance of note for accrued milestone payment	$0	$0	$500,000
Purchase Consideration:
Assets acquired:
Cash	$288,151
Accounts receivable	146,278
Inventory	393,738
Property and equipment	53,958
Prepaid expenses	6,720
Deposits	13,298
Brands	385,000
Product Formulas	596,000
Customer database	77,000
Goodwill	584,711

Total assets acquired	$2,544,854

Less liabilities assumed:
Accounts payable	$210,087
Other accrued expenses	318,767

Total liabilities assumed	$528,854

See accompanying notes, which are an integral part of these consolidated financial statements

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

We are currently operating in three primary business lines. Our Cardium Biologics business is developing innovative cardiovascular product candidates. Our Tissue Repair Company subsidiary is developing and commercializing a late-stage line of regenerative medicine product candidates. Finally, our MedPodium Health Sciences subsidiary, which includes our newly-acquired To Go Brands business, is developing and marketing a line of nutraceuticals and other healthy lifestyle products.

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

On July 24, 2009, we sold all of the assets and liabilities of our InnerCool Therapies business to Philips Electronics North America Corporation for $11.25 million, as well as the transfer of approximately $1.5 million in trade payables.

On September 28, 2012 we acquired substantially all of the business assets and product portfolio of privately-held To Go Brands, Inc. To Go Brands develops, markets and sells a portfolio of products, including nutraceutical powder mixes, supplements and chews intended to support healthy lifestyles. These products are sold through food, drug and mass channels at retailers including Whole Foods®, CVS®, Kroger®, GNC®, Jewel-Osco®, Ralph’s Supermarkets®, Meijer®, and the Vitamin Shoppe® and from the Company’s web-based store.

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

Liquidity and Capital Resources

As of December 31, 2012, we had $2,328,074 in cash and cash equivalents, and $50,000 in restricted cash. Our working capital at December 31, 2012 was $2,896,021.

Net cash used in operating activities was $9,212,565 for the year ended December 31, 2012 compared to $7,673,496 for the year ended December 31, 2011. The increase in net cash used in operating activities was due primarily to testing and process validation costs for the initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to December 31, 2012, net cash used in operating activities has been $94,294,326.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $6,547,075 for the year ended December 31, 2012. This included a registered direct equity financing with three institutional investors of 17.9 million shares of Cardium common stock priced at $0.28 per share with no warrant coverage for net proceeds of $4.5 million and the sale of 5.2 million shares of common stock in at-the-market transactions for net proceeds of $1.9 million. From inception (December 22, 2003) to December 31, 2012 net cash provided by financing activities has been $99,179,866.

Net cash provided by investing activities for the year ended December 31, 2012 was $272,285. Net cash used in investing activities since inception has been $2,557,466. At December 31, 2012 we did not have any significant capital expenditure requirements.

During the period since December 31, 2012, cash flows from financing activities include the sale of 343,749 shares of common stock in at the market transactions for net proceeds of $65,743, and in April 2013, we entered into a securities purchase agreement with a current institutional investor pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants are being issued in connection with this offering other than placement agent warrants. The securities purchase agreement provides for the sale of Series A Convertible Preferred Stock in two closings. Upon consummation of the financing, which is subject to exchange and other approvals, the initial closing under the securities purchase agreement would take place in April 2013. At that closing we would sell 2,356 shares of Series A Convertible Preferred Stock for an aggregate purchase of $2,356,000. A second closing would take place promptly following shareholder approval of the offering of the Series A Convertible Preferred Stock and a reverse stock split.

We anticipate that negative cash flow from operations will continue for the foreseeable future. Although we believe that if we complete the second closing of the Series A Preferred Stock transaction we would expect to have sufficient capital to support our operations at least through September 2013, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. Our principal business objective is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family and/or another corporate transaction. If we fail to enter into an additional strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

On September 28, 2010, we entered into a Sale Agreement with Brinson Patrick Securities Corporation which enables us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market” transactions pursuant to our shelf registration statement. During the year ended December 31, 2012 we raised $1.9 million under this agreement, the majority of which was raised during the first quarter of 2012.

We intend to secure additional working capital through sales of additional debt or equity securities. That could include the securities purchase agreement for the Series A Convertible Preferred Stock if we can obtain the necessary stockholder and other approvals to complete the second closing, the Sales Agreement with Brinson Patrick, or other financing we may seek. Over the past few years, we have raised capital under a shelf registration statement. Because our unaffiliated market capitalization has been less than $75 million, we are limited in the dollar amount that we can raise under that registration statement in any 12 month period. The offering of the Series A Convertible Preferred Stock will use our current availability under the shelf registration statement for the next 12 months, unless the value of our unaffiliated public float rises from current levels. In connection with the offering of the Series A Convertible Preferred Stock we granted the investor certain rights of participation in future equity financings. As long as the Series A Convertible Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Series A Convertible Preferred Stock. These factors could restrict our ability to raise capital through equity offerings under our current registration statement or debt offerings in the future, which could require us to seek equity financing through a new registration statement, to sell, partner or otherwise monetize assets, to seek alternative sources of funding, or to further reduce expenses.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include reserve for product returns, reserve for inventory, and valuing options and warrants using Option Pricing Models.

Principles of Consolidation

The consolidated financial statements include the accounts of Cardium Therapeutics, Inc. and its wholly-owned subsidiaries, Tissue Repair Company and To Go Brands, Inc. (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Business Acquisitions.

Business combinations are accounted for using the acquisition method of accounting in accordance with ASC 850 “Business Combinations.” The cost of an acquisition is measured as the fair value of the consideration transferred on the acquisition date. When the Company acquires a business, it assesses the acquired assets and liabilities assumed for the appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. The excess of the total consideration transferred over the net identifiable assets acquired and liabilities assumed is recognized as goodwill. If this consideration is lower than the fair value of the identifiable net assets acquired, the difference is recognized as a gain on business acquisition. Acquisition costs are expensed and included in general and administrative expenses in our consolidated statements of operations.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

We have a total of $50,000 invested in a certificate of deposit that serves as collateral for an outstanding letter of credit, and is therefore restricted. The letter of credit is a security deposit towards tenant improvements for our office space and is expected to be reduced by $50,000 on March 1, 2013. Therefore, $50,000 is classified as current restricted cash as of December 31, 2012 in our consolidated balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2012, we had cash and cash equivalent balances of approximately $2,078,074 in excess of the federally insured limit of $250,000.

Accounts Receivable

Accounts receivable are stated at cost less an allowance for doubtful accounts, which reflects our estimate of balances that will be not collected. The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions. Additions to the allowance for doubtful accounts include provisions for bad debt and deductions to the allowance for doubtful accounts include customer write-offs. The Company has a low occurrence of credit losses and therefore does not believe an allowance for doubtful accounts in necessary.

Inventory

Inventories are stated at lower of cost or market and consist of raw materials and finished goods associated with the Excellagen, To Go Brands and MedPodium Nutra-Apps product lines. Inventories are valued on a first-in, first-out (FIFO) basis. The Company records reserves for inventories that are obsolete or exceed anticipated demand or carried at an amount that exceeds management’s estimate of net realizable. In establishing such reserves, management considers historical sales of identical and/or similar goods, product development plans and expected market demand.

Property and Equipment

Property and equipment are stated at cost and include equipment, installation costs and materials. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease.

Expenditures for maintenance and repairs, which do not extend the useful life of the assets, are charged to expense as incurred. Gains or losses on disposal of property and equipment are reflected in general and administrative expenses in the statement of operations.

Technology Licenses

Technology licenses represent two distinct licenses that we acquired for the use of fully developed product formulas that we can and do intend to use as part of our initiative to create a portfolio of nutraceutical products. We plan to market these products to consumers principally through convenience stores, pharmacy chains, and wholesale clubs that we now have access to as a result of our acquisition of ToGo Brands (Note 4). These licenses were initially recorded at cost and are being amortized over the fixed term of the underlying agreements, which we believe is approximately equal to the useful lives of the underlying product formulas. We periodically test the carrying amounts of these licenses for possible impairment in accordance with the guidelines enumerated under Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other.” Under ASC 350, intangible assets with definite lives are periodically tested for impairment based on an analysis of undiscounted cash flows (as described below). Management has determined that no impairment charges are necessary with respect to our technology licenses.

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

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. We do not believe there was any impairment of long-lived assets at December 31, 2011 or 2012.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable.

Revenue Recognition

The Company’s revenues principally consist of sales of nutritional products. The Company applies the revenue recognition principles set forth under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104. Accordingly, revenue from product sales is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. These criteria are met when the risk of ownership and title passes to the Company’s customers.

Net sales represent products at gross selling price, less (i) estimated product returns and (ii) certain other discounts, allowances and sales incentives. The Company utilizes various types of sales incentives and promotions in marketing their products; including, price reductions, coupons, rebate offers, slotting fees and free product. The cost of these sales incentives and promotions amounted to approximately $70,330 for the period from September 28, 2012 through December 31, 2012, and are accounted for as a direct reduction of sales. The cost of free product is classified as cost of goods sold.

A reserve for product returns is recorded based upon historical experience. At December 31, 2012, the reserve for product returns amounted to $76,000.

The Company sells certain products with rights of return. If the amount of future returns can be reasonably estimated, the Company recognizes revenue when the products are shipped, net of allowance for estimated returns, provided that all other criteria for revenue recognition have been met.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not to be sustained upon examination.

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

As more fully described in Note 7, we classified certain common stock purchase warrants with contingent exercise features as derivative liabilities in the accompanying consolidated balance sheet as of December 31, 2011.

Loss Per Common Share

We compute loss per share, in accordance with ASC Topic 260 which requires dual presentation of basic and diluted earnings per share.

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the years ended December 31, 2012 or 2011 because their effect would be anti-dilutive.

As of December 31, 2012 potentially dilutive securities consist of outstanding stock options and warrants to acquire 30,941,424 shares of our common stock. As of December 31, 2011, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 35,234,521 shares of our common stock.

Stock-Based Compensation

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	December 31,
	2012	2011
Research and development	$23,883	$(5,256)
General and administrative	145,863	186,485

Total stock-based compensation	$169,746	$181,229

Deferred Rent

Rent expense is recorded on the straight-line method based on the total minimum rent payments required over the term of the lease. The cumulative difference between the lease expense recorded under this method and the contractual lease payment terms is recorded as deferred rent.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting standards, if adopted, would have a material impact on our consolidated financial statements.

Note 3. Business Combinations

On September 28, 2012 we completed our acquisition of the assets of privately-held To Go Brands, Inc, a Nevada corporation. To Go Brands develops, markets and sells a portfolio of products, including nutraceutical powder mixes, supplements and chews intended to support healthy lifestyles. We acquired substantially all of the assets, properties, goodwill and rights related to the business, including without limitation, accounts receivable, inventory, furniture and fixtures, patents, trademarks, and other intellectual property rights. The product line includes drink mixes in stick packs designed to be poured directly into a water bottle, packaged mixes for home use and capsule-based dietary supplements. These products are sold through food, drug and mass channels at retailers including Whole Foods®, CVS®, Kroger®, GNC®, Jewel-Osco®, Ralph’s Supermarkets®, Meijr®, and the Vitamin Shoppe® and from the Company’s web-based store.

Pursuant to the terms of the asset purchase agreement, we issued 9.6 million shares of our common stock, which are unregistered and restricted shares. We issued 8.4 million unregistered shares of common stock into an escrow account, to be held for 6 months and then released in tranches over the following one year period ending 18 months following the closing of the transaction. An additional 1.2 million shares of common stock have been issued into escrow and will be held for an 18-month period as security for indemnification claims that may arise in connection with the asset purchase transaction or the related business.

We accounted for the acquisition of To Go Brands in accordance with ASC 805 “Business Combinations”. The results of operations of the acquired business have been included in the accompanying consolidated financial statements from September 28, 2012, the date of acquisition. The estimated total cost of the acquisition is as follows:

Issuance of common stock	$2,016,000

Total purchase price	$2,016,000

The allocation of the purchase price we paid to acquire To Go Brands is as follows:

Assets acquired:
Cash	$288,151
Accounts receivable	146,278
Inventory	393,738
Property and equipment	53,958
Prepaid expenses	6,720
Deposits	13,298
Brands	385,000
Product Formulas	596,000
Customer database	77,000
Goodwill	584,711

Total assets acquired	$2,544,854

Less liabilities assumed:
Accounts payable	$210,087
Other accrued expenses	318,767

Total liabilities assumed	$528,854

Total consideration	$2,016,000

The unaudited pro forma consolidated financial information for the years ended December 31, 2012 and 2011 is as follows:

Pro Forma Combined for the Acquisition of To Go Brands, Inc.

	Years Ended December 31,
	2012	2011
Net Sales	$2,880,945	$4,539,545
Net (loss)	(8,883,222)	(7,589,462)
Net (loss) per common share—basic and diluted	$(0.07)	$(0.08)
Weighted average common shares outstanding – basic and diluted	124,696,962	93,466,566

Unaudited pro forma condensed consolidated financial information is presented above as if the To Go Brands acquisition had occurred at the beginning of the period shown. The results have been adjusted to account for the amortization of acquired intangibles and other pro forma adjustments. The pro forma information presented does not purport to present what actual results would have been had the acquisition occurred at the beginning of such periods, nor does the information project results for any future period. The proforma information includes net sales of To Go Brands for the year ended December 31, 2012 totaling $2.8 million, compared to net sales of $4.5 million for the year ended December 31, 2011. Net loss for To Go Brands for the year ended December 31, 2012 was $(541,000), compared to a net loss of $(303,000) for the year ended December 31, 2011.

Note 4—Inventories

Inventories consisted of the following:

	December 31, 2012	December 31, 2011
Raw materials	$515,244	$434,130
Finished goods	748,687	0

	1,263,931	434,130
Less provision for obsolete inventory	(89,608)	0

Inventories, net	$1,174,323	$434,130

Note 5—Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011
Computer and telecommunication equipment	$539,768	$522,025
Machinery and equipment	63,730	31,779
Office equipment	53,050	53,050
Instrumentation	115,421	115,421
Office furniture and equipment	494,670	474,772
Leasehold improvements	153,006	152,774

	1,419,645	1,349,821
Accumulated depreciation and amortization	(1,322,063)	(1,214,240)

Property and equipment, net	$97,582	$135,581

Depreciation and amortization of property and equipment from continuing operations totaled $107,823 and $103,769 for the years ended December 31, 2012 and 2011, respectively. For the period from December 22, 2003 (inception) through December 31, 2012 depreciation and amortization of property and equipment from continuing operations totaled $1,377,789.

Note 6—Intangible assets and strategic investment

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

Under the SourceOne agreement, we also made an equity investment in the form of unregistered, restricted shares of our common stock to acquire an option to purchase to a 15% ownership interest in SourceOne Global Partners. The option was acquired through the issuance into escrow of 1.5 million shares of our common stock which were recorded at a value of $0.29 per share based on the closing price of our stock on December 19, 2011, and is exercisable for an exercise fee of $10,000. The shares of our common stock issued for the option are being held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. During the year ended December 31, 2012, 1,000,000 shares were released from the escrow account. We also have certain rights to maintain our proportionate ownership interest in SourceOne, and a right of first refusal to acquire SourceOne on the terms that SourceOne were to offer a third-party acquirer.

On September 28, 2012 we acquired substantially all of the assets, business and product portfolio of privately-held To Go Brands, Inc., a Nevada corporation pursuant to an Asset Purchase Agreement among Cardium, our wholly-owned subsidiary and To Go Brands, Inc. In connection with that acquisition, we acquired certain brands, product formulas and a customer database.

Technology license fees and intangible assets consisted of the following:

	December 31, 2012
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$236,682	$1,198,318
Brands	385,000	9,625	375,375
Product formulas	596,000	24,833	571,167
Customer database	77,000	3,850	73,150

	$2,493,000	$274,990	$2,218,010

	December 31, 2011
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$102,273	$1,332,727

Amortization expense for the year ended December 31, 2012 and December 31, 2011 was $172,717 and $90,909, respectively.

Based on the carrying amount of the intangible assets as of December 31, 2012 the amortization expense for the next five years and thereafter is estimated as follows:

Year Ending December 31,	Amount
2013	$287,642
2014	287,642
2015	287,643
2016	287,643
2017	283,792
Thereafter	783,648

Total	$2,218,010

Note 7—Accrued Liabilities

Accrued Liabilities consisted of the following:

	December 31,
	2012	2011
Payroll and benefits	$454,337	$339,125
Other	160,520	125,769

Total	$614,857	$464,894

Note 8—Derivative Liabilities

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

	Number of Warrants (in shares)	Fair Value (Level 3)
Balance outstanding, December 31, 2010	3,339,675	$573,073
Warrants reclassed to equity classification	(1,202,025)	(204,425)
Fair value adjustment	—	(283,142)

Balance outstanding, December 31, 2011	2,137,650	$85,506
Warrants reclassed to equity classification	(2,137,650)	(21,349)
Fair value adjustment	—	(64,157)

Balance outstanding, December 31, 2012	0	$0

During the year ended December 31, 2011 we reclassed warrants to purchase 1,202,025 shares of our common stock as their price protection provision expired in November 2011. The fair value of the warrants we reclassed amounted to $204,425 and was recorded as an increase in paid in capital and a reduction of derivative liabilities. At December 31, 2011 we had 2,137,650 warrants classified as derivative liabilities because the warrants contained “down-round” provisions that reduce the exercise price of these warrants or increase the number of shares issuable upon exercise of these warrants if we issue new equity or equity-linked securities at prices, or with exercise or conversion prices, that are less than the exercise price of these warrants. On February 16, 2012 the exercise price of the warrants was re-priced to $0.28 due to the issuance of new equity. On March 9, 2012 the five year warrants expired. On that date the warrants were fair valued at $21,349 and were reclassified to paid in capital upon expiration.

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

There were no remaining warrants with downround protection outstanding, and hence no derivative liabilities, as of December 31, 2012

Note 9—Commitments and Contingencies

Lease Commitments

On November 19, 2007 we entered into a lease for approximately 11,184 square feet of office space in San Diego, California to be used as our corporate headquarters. The lease commenced in April 2008 once substantial improvements were completed and has a term of 64 months from the commencement date with an option to renew for an additional five years. In addition to monthly base rent, we are also required to pay our proportionate share of any building operating expenses in excess of 2008 levels. In connection with entering into the lease, we paid a security deposit of $55,808 and delivered a $500,000 letter of credit to the landlord. The letter of credit is subject to annual reductions of $100,000 during the original term of the lease. At December 31, 2012 the letter of credit has a remaining balance of $50,000.

On September 28, 2012 with the acquisition of To Go Brands, we assumed the office for approximately 4,745 square feet of office and warehouse space in San Diego, California to be used as To Go Brands operating headquarters. The lease originally commenced in June 2012 and has a two year term. Monthly base rent is $4,270 during the first year of the lease and increases to $4,441 for the second year of the lease. In addition to monthly base rent, we are also required to pay $300 to cover the Association monthly fees. In connection with entering into this lease, the landlord holds a security deposit of $4,441 on this lease.

Future annual minimum rental payments under the leases are as follows:

Year Ending December 31,	Facilities (Operating Lease)
2013	443,008
2014	23,707

Total	$466,715

Rent expense included in continuing operations was $602,056, and $596,247 for the years ended December 31, 2012 and 2011 respectively.

Purchase of Technology from Schering AG

In October 2005, we completed a transaction with Schering AG Group, Germany (now part of Bayer AG) and related licensors, including the University of California, New York University and Yale University, for the transfer or license of certain assets and technology for potential use in treating ischemic and other cardiovascular conditions. Under the terms of the transaction, we paid Schering a $4 million fee, and would be required to pay a

$10 million milestone payment upon the first commercial sale of each resulting product. We also may be obligated to pay the following future royalties to Schering: (i) 5% on net sales of an FGF-4 based product such as Generx, or (ii) 4% on net sales of other products developed based on technology transferred to Cardium by Schering. As part of the Schering transaction, we acquired rights and corresponding obligations under the Regents of the University of California (Regents) September 1995 agreement, as amended. The agreement as amended may be canceled by us at any time on 60 days’ notice, following which we would continue to be responsible only for obligations and liabilities accrued before termination. Under the agreement, we are obligated to pay (1) an annual royalty fee of 2% based on net sales of products incorporating the technology licensed under the agreement, and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee) $100,000 for 2010, $100,000 for 2011, $150,000 for 2012, $150,000 for 2013 and $200,000 for 2014 and thereafter, payable on February 28 of the following year. We incurred the minimum license fee in 2011 and 2012.

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

Note 10—Income Taxes

We file income tax returns in the United States (federal) and California. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2009.

ASC 740 clarifies the accounting and reporting for uncertainties in income tax law. It prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions. Differences between a tax position taken or expected to be taken in the Company’s tax returns and the amount of benefit recognized and measured in the financial statements result in unrecognized tax benefits, which are recorded in the balance sheet as either a liability for unrecognized tax benefits or reductions to recorded tax assets, as applicable. As of December 31, 2012 and 2011, no liability for unrecognized tax benefits was required to be recorded.

Interest costs related to unrecognized tax benefits are required to be calculated and would be classified as interest expense in the consolidated statement of operations. Penalties would be recognized as a component of general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2012 and December 31, 2011.

We had U.S. federal and state net operating loss carryovers of $88.2 million and $79.8 million as of December 31, 2012 and 2011, respectively. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2023 for federal income purposes and in 2013 for state income tax purposes.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. We consider projected future taxable income and tax planning strategies in making its assessment. The deferred tax liability related to goodwill cannot be used in this determination since goodwill is considered to be an asset with an indefinite life for financial reporting purposes. Therefore, the deferred tax liability related to goodwill cannot be considered when determining the ultimate realization of deferred tax assets. At present, we do not have a sufficient history of income to conclude that it is more-likely-than-not that we will be able to realize all of our tax benefits in the near future and therefore we have established a valuation allowance for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. For the years ended December 31, 2012 and 2011 the change in the valuation allowance was $4,417,362 and $1,031,928, respectively.

Our net deferred tax asset consisted of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforwards	$35,135,946	$31,804,793
Deferred compensation	881,025	742,392
Depreciation and amortization	944,369	32,306
Deferred rent	20,065	47,129
Accrued expenses	100,936	86,004
Other	57,643	9,998

Total deferred tax assets	37,139,984	32,722,622
Less: Valuation allowance	(37,139,984)	(32,722,622)

Net deferred tax asset	—	—

The income tax provision (benefit) from income taxes consists of the following at December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011
Federal
Current	$		$
Deferred		(3,770,936)		(880,785)
State
Current
Deferred		(646,426)		(151,143)

Total		$(4,417,362)		$(1,031,928)
Change in valuation allowance		4,417,362		1,031,928

Income tax provision (benefit)		$—		$—

As a result of our significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit was recorded at December 31, 2012 or 2011. The provision for income taxes using the statutory federal tax rate as compared to our effective tax rate is summarized as follows:

	December 31,
	2012	2011
Expected U.S. federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.8)%	(5.8)%
Other permanent differences	0.3%	(1.1)%
Deferred tax true-up	(13.5)%	26.4%

	(53.0)%	(14.5)%
Change in valuation allowance	53.0%	14.5%

Totals	0%	0%

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

On January 31, 2008, we completed a registered direct offering of our common stock that resulted in the sale of 2,655,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share. We received gross proceeds of approximately $5,300,000, before placement agent fees and offering expenses of approximately $400,000. At December 31, 2012 warrants to purchase 1,028,550 shares of our common stock remain outstanding. The warrants have an exercise price of $2.00 and are scheduled to expire in January of 2013.

On June 27, 2008, we completed a follow-on registered direct offering of our common stock that resulted in the sale of 1,625,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share. We received gross proceeds of approximately $3,250,000, before placement agent fees and offering expenses of approximately $224,000. At December 31, 2012 warrants to purchase 2,371,500 shares of our common stock remain outstanding. 2,275,000 of these warrants have an exercise price of $0.50 and 96,500 have an exercise price of $2.29. The warrants are scheduled to expire in June of 2013.

On July 18, 2008, we completed a second follow-on registered direct offering of our common stock that resulted in the sale of 1,670,000 shares, in the aggregate, of our common stock at a purchase price of $2.00 per share. We received gross proceeds of approximately $3,340,000, before placement agent fees, offering expenses and expense reimbursements of approximately $330,000. At December 31, 2012 warrants to purchase 2,428,999 shares of our common stock remain outstanding. Of the remaining warrants, 2,337,999 have an exercise price of $0.50 and 91,000 have an exercise price of $2.20. The warrants are scheduled to expire in June of 2013.

On November 5, 2008, we completed a secured debt financing pursuant to the terms of a Note and Warrant Purchase Agreement entered into with certain accredited investors. Under the terms of the purchase agreement we issued notes in the aggregate principal amount of $6 million to the investors, and five year warrants to purchase an additional 9,386,625 shares of our common stock, in the aggregate, at an exercise price of $2.00 per share. The warrants are subject to price protection provisions pursuant to the purchase agreement. At December 31, 2012 warrants to purchase 2,862,525 shares of our common stock remain outstanding. 1,202,025 of these warrants have an exercise price of $0.46 and 1,660,500 have an exercise price of $0.90. These warrants are scheduled to expire in November of 2013.

On March 5, 2009 we completed a $3.5 million financing in the form of senior subordinated secured debt with accompanying warrants to purchase 1,505,000 shares of our common stock. The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. We received gross proceeds of approximately $3.5 million, less placement agent fees and offering expenses of approximately $252,000. In addition, we issued warrants to purchase 90,300 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders. At December 31, 2012 all warrants issued in this transaction remain outstanding.

On June 23, 2009 we completed a $750,000 unsecured debt financing with accompanying warrants to purchase 502,500 shares of our common stock. The warrants were fully exercisable when issued, have a five year term and an exercise price of $2.00. These warrants have subsequently been repriced to $0.50. We received aggregate gross proceeds of approximately $750,000 before placement agent fees and offering expenses of approximately $50,000. In addition, we issued warrants to purchase 12,060 shares of common stock to the placement agent on the same terms as the warrants issued to the lenders. At December 31, 2012 all warrants issued in this transaction remain outstanding.

In September 16, 2009, we sold an aggregate of 3,000,000 at a price of $1.50 per share of our common stock and 2,250,000 warrants to common stock to certain institutional investors in exchange for gross proceeds of $4.2 million, net of issuance costs. Each investor received warrants to purchase a number of shares equal to 75% of the number of shares of common stock purchased by the investor in the offering. The exercise price of the warrants is $1.77. In addition, the placement agent for the September financing received 150,000 warrants to purchase common stock at an exercise price of $1.87 on substantially identical terms; provided, however that the warrants to the placement agent expired on December 19, 2012. At December 31, 2012, 2,250,000 of the warrants issued in this transaction remain outstanding.

On October 15, 2009, we sold an aggregate of 4,615,385 shares of our common stock and 3,000,000 warrants to common stock to certain institutional investors in exchange for gross proceeds of $5.6 million, net of issuance costs. Each investor received warrants to purchase a number of shares equal to 75% of the number of shares of common stock purchased by the investor in the offering. The units were sold at a price of $1.30 per unit. The exercise price of the warrants is $1.40. In addition, the placement agent for the October financing received 230,769 warrants to purchase common stock at an exercise price of $1.63 on substantially identical terms; provided, however that the warrants to the placement agent expired on December 19, 2012. At December 31, 2012, 3,000,000 of the warrants issued in this transaction remain outstanding.

On March 12, 2010, we completed a registered direct offering of 2,266,998 units, which were sold to institutional and retail investors, at a price of $5.00 per unit. The offering resulted in gross proceeds to us of $11.3 million and net proceeds of approximately $10.4 million after payment of offering fees and expenses. Each unit consisted of 10 shares of common stock and a warrant to purchase 5 shares of common stock. In the aggregate 22,669,980 shares of common stock and warrants to purchase an additional 11,334,990 shares of common stock were issued in the offering. Dawson James received placement agent fees of $793,449 and a warrant to purchase an aggregate of 1,133,499 shares of common stock, exercisable at $0.64 per share. The placement agent’s warrants expired on December 9, 2012. At December 31, 2012, 11,334,990 of the warrants issued in this transaction remain outstanding.

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

On September 28, 2010, we entered into a Sales Agreement (“Sales Agreement”) with Brinson Patrick Securities Corporation to enable us to use Brinson Patrick as a sales manager to sell shares of our common stock from time to time in “at-the-market” transactions pursuant to our shelf registration statement on a best efforts basis. For the year ended December 31, 2011 we sold 10,487,867 shares under this agreement for net proceeds of $4,530,129.

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

On December 20, 2011 we made a $0.75 million equity investment in the form of unregistered, restricted Cardium shares to acquire rights to a 15% ownership interest in SourceOne Global Partners. Our ownership interest was acquired through the issuance into escrow of 1.5 million shares of our common stock based on a $0.50 per share value representing a 70% premium above the closing price of our stock on December 19, 2011. The shares are being held in escrow and subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. During the year ended December 31, 2012, 1,000,000 shares have been released from the escrow account. We also have certain rights to maintain our proportionate ownership interest in SourceOne, and a right of first refusal to acquire SourceOne on the terms that SourceOne were to offer a third-party acquiror.

In parallel with the cross-equity investment and acquisition of an ownership interest in SourceOne, we also received a license for a portfolio of nutraceutical, pharmaceutical and medical food product opportunities for a licensing fee of $0.75 million, which SourceOne applied to the purchase of 1.5 million restricted shares of our common stock at $0.50 per share, which shares are being held in escrow for six months and subject to release at future dates thereafter based on our advancement of certain jointly-developed products.

During 2012, we raised net proceeds of $6.4 million through the completion of a registered direct equity financing with three institutional and accredited investors of 17.9 million shares of Cardium common stock priced at $0.28 per share with no warrant coverage for net proceeds of approximately $4.5 million and through the sale of 5.2 million shares of common stock under at-the-market transactions for net proceeds of $1.9 million.

Stockholder Rights Plan

On July 10, 2006, our Board of Directors approved the adoption of a Stockholder Rights Plan (“Rights Plan”). Pursuant to the Rights Plan, we issued a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on July 21, 2006. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. In general, if a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15% or more of our common stock while the Rights Plan remains in place, then, unless our Board of Directors elects to redeem the rights for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group, for 0.001 of a share of newly created Series A Preferred Stock at an exercise price of $40.00. Until the rights become exercisable, the rights are represented by, and automatically trade with, our common stock certificates.

The Rights Plan was reviewed in 2012 and will be evaluated every three years by a committee of independent directors of our Board of Directors to consider whether the plan continues to be in the best interests of Cardium and its stockholders. The Rights Plan may be amended or revoked by our Board of Directors at any time and unless earlier terminated or amended, the rights will expire on July 10, 2016.

Stock Options and Other Equity Compensation Plans

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company. In addition we have one other equity compensation plan, Warrants—Tissue Repair.

At December 31, 2012 the following shares were outstanding and available for future issuance:

Plan	Shares Outstanding	Shares Available for Issuance
2005 Equity Incentive Plan	3,170,000	2,491,169
Warrants—Tissue Repair	385,000	0

Total all plans	3,555,000	2,491,169

A summary of stock options and warrants that we granted during the year ended December 31, 2012. There were no new grants during the year ended December 31, 2011:

Grant Date	Quantity Issued	Expected Life (Years)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Grant Date Fair Value Per Option	Aggregate Fair Value
03/12/12	50,000	4.58	$0.74	99%	0%	0.85%	$0.16	$8,000
11/05/12	50,000	4.40	$0.74	98%	0%	0.64%	$0.09	$4,500

As of December 31, 2012, we had $45,469 of unvested stock-based compensation at fair value remaining to be expensed ratably over the period January 2013 through August 2016. During the year ended December 31, 2012 we recognized $169,746 of stock option compensation expense.

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

The following is a summary of stock option and warrant activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the years ended December 31, 2012 and 2011:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2010	3,605,000	$1.67	4.8
Granted
Exercised
Cancelled	(20,314)	$0.89	4.0
Cancelled (unvested)
Expired (vested)

Balance outstanding, December 31, 2011	3,584,686	$1.67	3.8
Granted	100,000	$0.74	4.5
Exercised
Cancelled (unvested)	(50,000)	$0.74	0
Expired (vested)	(79,686)	$0.94	0

Balance outstanding, December 31, 2012	3,555,000	$1.67	2.8

Balance exercisable, December 31, 2012	3,393,522	$1.72	2.7

As of December 31, 2012 there was no intrinsic value to the outstanding and exercisable options.

Warrants

The following table summarizes warrant activity for the years ended December 31, 2012 and 2011:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2010	31,649,835	$1.02	3.8
Warrants issued
Warrants exercised
Warrants expired
Warrants cancelled

Balance outstanding, December 31, 2011	31,649,835	$1.02	3.8
Warrants issued
Warrants exercised	(2,730)	$0.28
Warrants expired	(4,260,681)	$0.99
Warrants cancelled

Balance outstanding, December 31, 2012	27,386,424	$0.95	2.1

Warrants exercisable at December 31, 2012	27,386,424	$0.95	2.1

As of December 31, 2012 there was no intrinsic value to the outstanding and exercisable options.

Note 12—Segment Information

Effective October 1, 2012, we commenced reporting the results our operations in two segments; Pharmaceutical Products and Health Sciences (“Nutraceutical”) Products. We established these two segments following our acquisition of To Go Brands, which presented us with a turn-key opportunity to acquire a limited but established portfolio of nutritional supplement products. We manage these two segments separately due to inherent differences in the nature of pharmaceutical and nutraceutical products. Pharmaceutical products are subject to significantly more stringent regulatory approval standards than nutraceutical products; there are material differences in the cost, time and effort we must expend to develop and test pharmaceutical products, each of these product categories have distinctly different marketing channels and the initial sales ramp is much slower for our products in the Pharmaceutical segment.

The Nutraceutical segment of our business includes the purchasing, packaging, selling and distribution of the To Go Brands portfolio of products that we acquired it on September 28, 2012. The Pharmaceutical segment of our business, which is our core and planned principal operation, includes the development, testing and clinical trials of Generx and Excellagen products. The Company does not have an internal sales force for its Pharmaceutical products and will rely on strategic partnerships and distribution agreements in the U.S. and internationally. We have distributed samples and made initial sales of Excellagen and have entered into distribution agreements for future sales growth.

The following is a summary of certain financial data for each of the Company’s business segments:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Sales
Pharmaceutical	$59,409	$0
Nutraceutical	725,909	0

Total	785,318	0

Operating Loss
Pharmaceutical	8,293,821	7,417,917
Nutraceutical	95,993	0

Total	8,389,814	7,417,917

Identifiable Assets
Pharmaceutical	7,167,478	7,503,229
Nutraceutical	641,400	0

Total	$7,808,878	$7,503,229

Note 13—Subsequent Events

During the period since December 31, 2012, cash flows from financing activities include the sale of 343,749 shares of common stock in at the market transactions for net proceeds of $65,743, and in April 2013, we entered into a securities purchase agreement with a current institutional investor pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants are being issued in connection with this offering other than placement agent warrants. The securities purchase agreement provides for the sale of Series A Convertible Preferred Stock in two closings. Upon consummation of the financing, which is subject to exchange and other approvals, the initial closing under the securities purchase agreement would take place in April 2013. At that closing we would sell 2,356 shares of Series A Convertible Preferred Stock for an aggregate purchase of $2,356,000. A second closing would take place promptly following shareholder approval of the offering of the Series A Convertible Preferred Stock and a 1 for 20 reverse stock split of our outstanding common stock.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules applicable to smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM	9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for this item is incorporated by reference to the sections “Our Board of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our definitive proxy statement for our Annual Meeting of Stockholders to be filed on or before April 30, 2013, which is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of December 31, 2012 and 2011;

•	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from December 22, 2003 (inception) to December 31, 2012;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from December 22, 2003 (inception) to December 31, 2012; and

•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. The following financial statement schedules are included under Item 8 of this report: None.

(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3.1	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3.2	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the Commission on January 18, 2006

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

3.4	Certificate of Designation for Series A Convertible Preferred Stock	Exhibit 3.1 of our Current Report on Form 8-K, filed with the Commission on April 5, 2013.

4.1	Form of Warrant issued to employees and consultants of Innercool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the Commission on March 14, 2006

4.2	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006

4.3	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

4.4	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

Exhibit Number	Description	Incorporated By Reference To
4.5	Form of Warrant issued to purchasers in 2007 private financing	Exhibit 4.1 of our Current Report on Form 8-K dated March 6, 2007, filed with the Commission on March 6, 2007

4.6	Form of Warrant issued to Oppenheimer & Co. Inc. as Placement Agent in 2007 private financing	Exhibit 4.7 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

4.7	Form of Warrant issued to purchasers in January 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated January 30, 2008, filed with the Commission on January 31, 2008

4.8	Form of Warrant issued to purchasers in June 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated June 27, 2008, filed with the Commission on June 30, 2008

4.9	Form of Warrant issued to Empire Asset Management Company in June 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated June 27, 2008, filed with the Commission on June 30, 2008

4.10	Form of Warrant issued to purchasers in July 2008 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated July 18, 2008, filed with the Commission on July 21, 2008

4.11	Form of Warrant issued to Empire Asset Management Company in July 2008 registered direct offering	Exhibit 4.2 of our Current Report on Form 8-K dated July 18, 2008, filed with the Commission on July 21, 2008

4.13	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the November 2008 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated November 5, 2008, filed with the Commission on November 13, 2008

4.16	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the February 2009 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated February 27, 2009, filed with the Commission on March 5, 2009

4.18	Form of Common Stock Purchase Warrant issued to investors and the placement agent in the June 2009 debt financing	Exhibit 4.2 of our Current Report on Form 8-K dated June 11, 2009, filed with the Commission on June 16, 2009

4.19	Form of Common Stock Purchase Warrant issued to investors in the September 2009 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated September 14, 2009, filed with the Commission on September 15, 2009

4.20	Form of Common Stock Purchase Warrant issued to investors in the October 2009 registered direct offering	Exhibit 4.1 of our Current Report on Form 8-K dated October 15, 2009, filed with the Commission on October 15, 2009

4.21	Form of Warrant Agreement between Cardium Therapeutics, Inc. and Computershare Trust Company, NA.	Exhibit 4.1 of our Current Report on Form 8-K dated March 15, 2010, filed with the Commission on March 15, 2010.

4.22	Form of Warrant issued to Life Sciences Capital LLC	Exhibit 10.42 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 14, 2007

Exhibit Number	Description	Incorporated By Reference To

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

Exhibit Number	Description	Incorporated By Reference To
10.11	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.39 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on May 15, 2007.

10.12	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Tyler Dylan*	Exhibit 10.11 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005
10.13	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on May 15, 2007.

10.14	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.15	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.16	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.17	Michigan License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated July 13, 1995	Exhibit 10.33 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.18	Amendment to License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated August 10, 1995	Exhibit 10.34 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.19	Second Amendment to the Michigan License agreement between the Regents of the University of Michigan and Selective Genetics, Inc. dated February 1, 2004	Exhibit 10.35 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.20	Third Amendment to Michigan License Agreement between the Regents of the University of Michigan, and Tissue Repair Company, and Cardium Biologics Inc. dated August 10, 2006	Exhibit 10.36 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

Exhibit Number	Description	Incorporated By Reference To
10.21	Office Lease by and between Paseo Del Mar CA LLC and Cardium Therapeutics, Inc., effective as of November 19, 2007	Exhibit 10.43 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 14, 2007

10.22	Asset Purchase Agreement dated July 10, 2009, by and among Innercool Therapies, Inc., Cardium Therapeutics, Inc., and Philips Electronics North America Corporation	Exhibit 10.1 of our Current Report on Form 8-K dated July 10, 2009, filed with the Commission on July 15, 2009.

10.23	Sales Agreement September 28, 2010, by and between Cardium Therapeutics Inc. and Brinson Patrick Securities Corporation	Exhibit 10.1 of our Current Report on Form 8-K dated September 28, 2010, filed with the Commission on September 29, 2010.

10.24	Placement Agent Agreement dated April 4, 2013, between Cardium Therapeutics, Inc. and Ladenburg Thalman & Co. Inc.	Exhibit 10.3 of our Current Report on Form 8-K, filed with the Commission on April 5, 2013.

10.25	Securities Purchase Agreement dated April 4, 2013 for the purchase of Series A Convertible Preferred Stock.	Exhibit 10.1 of our Current Report on Form 8-K, filed with the Commission on April 5, 2013.

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Marcum LLP	Filed herewith

24.1	Power of Attorney	Included on signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Section 1350 Certification	Filed herewith

101	The following financial statements and footnotes from the Cardium Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2013

CARDIUM THERAPEUTICS, INC.

By:	/S/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Christopher J. Reinhard and Tyler Dylan-Hyde, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cardium Therapeutics, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. REINHARD (Christopher J. Reinhard)	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	April 5, 2013

/s/ DENNIS M. MULROY (Dennis M. Mulroy)	Chief Financial Officer (principal financial officer and principal accounting officer)	April 5, 2013

/s/ TYLER M. DYLAN-HYDE (Tyler M. Dylan-Hyde)	Director	April 5, 2013

/s/ EDWARD W. GABRIELSON (Edward W. Gabrielson)	Director	April 5, 2013

/s/ MURRAY H. HUTCHISON (Murray H. Hutchison)	Director	April 5, 2013

/s/ ANDREW M. LEITCH (Andrew M. Leitch)	Director	April 5, 2013

/s/ GERALD J. LEWIS (Gerald J. Lewis)	Director	April 5, 2013

/s/ LON E. OTREMBA (Lon E. Otremba)	Director	April 5, 2013