Form 10-Q
period 2013-03-31
Cardium Therapeutics, Inc.
filed 2013-05-15
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

☐  Yes     ☒  No

As of May 14, 2013, the registrant had 129,562,061 shares of common stock outstanding.

Unless the context requires otherwise, all references in this report to the “Company,” “Cardium,” “we,” “our,” and “us” refer to Cardium Therapeutics, Inc. and, as applicable, its wholly owned subsidiaries Post-Hypothermia Corporation (formerly, InnerCool Therapies, Inc.), Tissue Repair Company and To Go Brands, Inc..

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

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$365,023	$2,328,074
Restricted cash	0	50,000
Accounts receivable	194.740	328,953
Inventory, net	1,091,157	1,174,323
Prepaid expenses and other assets	376,639	407,389

Total current assets	2,027,559	4,288,739
Property and equipment, net	81,587	97,582
Investment	435,000	435,000
Technology licenses, net	1,164,716	1,198,318
Intangible assets, net	981,384	1,019,692
Goodwill	584,711	584,711
Other long term assets	186,689	184,836

Total assets	$5,461,646	$7,808,878

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$667,897	$777,861
Accrued liabilities	551,778	614,857

Current liabilities	1,219,675	1,392,718
Deferred rent	32,042	50,370

Total liabilities	1,251,717	1,443,088

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 129,562,061 at March 31, 2013 and 129,218,312 at December 31, 2012	12,956	12,922
Additional paid-in capital	102,873,653	102,767,193
Deficit accumulated during development stage	(98,676,680)	(96,414,325)

Total stockholders’ equity	4,209,929	6,365,790

Total liabilities and stockholders’ equity	$5,461,646	$7,808,878

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from December 22, 2003 (Inception) to March 31, 2013
	2013	2012
Revenues
Product sales	$599,205	$20,478	$1,384,523
Grant revenues	0	0	1,623,160

Total revenues	599,205	20,478	3,007,683
Cost of goods sold	350,241	5,455	787,306

Gross profit	248,964	15,023	2,220,377

Operating expenses
Research and development	762,442	1,164,599	44,769,170
Selling, general and administrative	1,748,184	1,509,761	45,301,542

Total operating expenses	2,510,626	2,674,360	90,070,712

Loss from operations	(2,261,662)	(2,659,337)	(87,850,335)

Change in fair value of derivative liabilities	0	64,157	10,395,709
Gain on warrant exchange	0	0	473,872
Interest income	217	2,539	1,583,855
Interest expense	(910)	(1,395)	(7,127,164)

Net loss from continuing operations	$(2,262,355)	$(2,594,036)	$(82,524,063)
Net loss from discontinued operations	—	—	(22,561,220)
Gain on sale of business unit	—	—	6,408,603

Net loss	$(2,262,355)	$(2,594,036)	$(98,676,680)

Net loss per share – basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding	127,550,773	109,279,152

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,		December 22, 2003 (Inception) To March 31, 2013
	2013	2012
Cash Flows From Operating Activities
Net loss	$(2,262,355)	$(2,594,036)	$(98,676,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	0	0	(6,408,603)
Gain on sale of warrants	0	0	(518,622)
Loss on abandonment of leaseholds	0	0	135,344
Depreciation	20,594	23,880	2,131,722
Amortization—intangibles	38,308	0	2,772,809
Amortization—debt discount	0	0	5,291,019
Amortization—deferred financing costs	0	0	925,859
Amortization—technology and licenses	33,602	33,602	270,284
Provision for obsolete inventory	39,574	0	198,722
Reserve for product returns	(4,328)	0	71,672
Change in fair value of warrants	0	(64,157)	(10,395,709)
Common stock and warrants issued for services and reimbursement of expenses	0	0	203,882
Stock based compensation expense	40,750	43,239	7,638,571
In-process purchased technology	0	0	2,027,529
Deferred rent	(18,328)	(12,960)	32,042
Changes in operating assets and liabilities
Accounts receivable	134,213	(17,546)	30,526
Inventories	43,592	(87,527)	(2,502,300)
Prepaid expenses and other assets	30,750	(43,062)	(482,509)
Deposits	(1,853)	0	(186,833)
Accounts payable	(109,964)	439,881	1,594,532
Accrued liabilities	(58,751)	36,038	(521,779)

Net cash used in operating activities	(2,074,196)	(2,242,648)	(96,368,522)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	0	0	(1,500,000)
Cash acquired in acquisitions	0	0	1,839,951
Fee paid to list shares issued for technology and product license	0	0	(65,000)
Purchases of property and equipment	(4,599)	0	(2,837,016)

Net cash used in investing activities	(4,599)	0	(2,562,065)

Cash Flows From Financing Activities
Proceeds from officer loan	0	0	62,882
Restricted cash – collateral for letter of credit	50,000)	150,000	0
Restricted cash – proceeds placed in escrow from sale of business	0	0	0
Proceeds from the exercise of warrants, net	0	0	1,259,212
Proceeds from debt financing agreement, net of debt issuance costs of $871,833	0	0	14,378,167
Proceeds from the sale of business unit	0	0	11,250,000
Repayment of debt	0	0	(15,750,000)
Proceeds from sales of common stock, net of issuance costs since inception of $547,055	65,744	6,441,891	88,095,349

Net cash provided by financing activities	115,744	6,591,891	99,295,610

Net increase (decrease) in cash	(1,963,051)	4,349,243	365,023
Cash and cash equivalents at beginning of period	2,328,074	4,721,279	0

Cash and cash equivalents at end of period	$365,023	$9,070,522	$365,023

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$910	$1,395	$1,393,959
Cash paid for income taxes	$3,200	$0	$31,762
Non-Cash Activity:
Subscription receivable for common shares	$0	$0	$17,000
Common stock issued for repayment of loans	$0	$0	$62,882
Stock issued for technology license fee	$0	$0	$1,870,000
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$0	$0	$7,551,849
Warrants exchanged for stock	$0	$0	$(901,139)
Reclassification of derivative liabilities with expired price protection provisions	$0	$(21,349)	$(4,045,702)

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

We are currently operating in three primary business lines that we report in two business segments. Our Pharmaceutical Products segment includes the operations of our Cardium Biologics business and our Tissue Repair Company. Cardium Biologics is developing innovative cardiovascular product candidates. Tissue Repair Company, our wholly-owned subsidiary, is developing and commercializing a late-stage line of regenerative medicine product candidates. Our Health Sciences segment includes our nutraceutcal products. We operate one business line in this segment through our To Go Brands, Inc. subsidiary, which includes our newly-acquired To Go Brands business, and is developing and marketing a line of nutraceuticals and other healthy lifestyle products.

The significant transactions in the development of our current product portfolio are as follows:

•

In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group (now part of Bayer AG) for potential use in treating ischemic and other cardiovascular conditions. This was the inception of our Cardium Biologics business.

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

•

On September 28, 2012 we acquired substantially all of the business assets and product portfolio of privately-held To Go Brands, Inc. To Go Brands develops, markets and sells a portfolio of products, including nutraceutical powder mixes, supplements and chews intended to support healthy lifestyles. These products are sold through food, drug and mass channels at retailers including Whole Foods®, Kroger®, GNC®, Jewel-Osco®, Ralph’s Supermarkets®, Meijer®, and the Vitamin Shoppe® and from the Company’s web-based store.

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

Liquidity and Going Concern

As of March 31, 2013 we had $365,023 in cash and cash equivalents and our working capital was $807,884. As discussed below, we raised an additional $2,160,300 in net proceeds in a transaction that closed shortly after the end of the quarter ended March 31, 2013.

Net cash used in operating activities was $2,074,196 for the three months ended March 31, 2013 compared to $2,242,648 for the three months ended March 31, 2012. The decrease in net cash used in operating activities was due primarily to an increase in product sales, and decreases in testing and process validation costs for the initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to March 31, 2013, net cash used in operating activities has been $96,368,522.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $115,744 for the three months ended March 31, 2013. This included the sale of 343,749 shares of common stock in at-the-market transactions for net proceeds of $65,744. From inception (December 22, 2003) to March 31, 2013 net cash provided by financing activities has been $99,295,610.

Net cash used in investing activities for the three months ended March 31, 2013 was $4,599. Net cash used in investing activities since inception has been $2,562,065. At March 31, 2013 we did not have any significant capital expenditure requirements.

In April 2013, we entered into a securities purchase agreement with one of our institutional investors pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants are being issued in connection with this offering, other than placement agent warrants. The securities purchase agreement provides for the sale of Series A Convertible Preferred Stock in two closings. Upon consummation of the financing, which was subject to exchange and other approvals, the initial closing under the securities purchase agreement took place in April 2013. At that closing we sold 2,356 shares of Series A Convertible Preferred Stock for net proceeds of $2,160,300. A second closing for the remaining $1,839,700 is scheduled to take place promptly following shareholder approval of the offering of the Series A Convertible Preferred Stock and a reverse stock split. If our stockholders do not approve of the offering of the Series A Convertible Preferred Stock and reverse stock split, then we would face additional material liquidity concerns, as further described in our proxy statement filed on April 29, 2013, which is publicly available through our website and in our filings with the Securities and Exchange Commission at www.sec.gov/edgar.

We anticipate that negative cash flow from operations will continue for the foreseeable future. If we complete the second closing of the Series A Preferred Stock transaction, we expect to have sufficient capital to support our operations at least through September 2013, providing additional time to commercialize our product portfolio and evaluate options for financing our continued operations. Our principal business objective in the near term is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family, enter into a distribution arrangement to advance sales of our To Go Brands neutraceuticals business, and/or another corporate transaction. However, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. If we fail to enter into an additional strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

We intend to secure additional working capital through sales of additional debt or equity securities. That could include the securities purchase agreement for the Series A Convertible Preferred Stock if we can obtain the necessary stockholder and other approvals to complete the second closing, the Sales Agreement with Brinson Patrick, or other financing we may seek if we obtain the required stockholder approval of a reverse stock split or authorization to increase our authorized common shares. Over the past few years, we have raised capital under a shelf registration statement. Because our unaffiliated market capitalization has been less than $75 million, we are limited in the dollar amount that we can raise under that registration statement in any 12 month period. The offering of the Series A Convertible Preferred Stock will use our current availability under the shelf registration statement for the next 12 months, unless the value of our unaffiliated public float rises from current levels. In connection with the offering of the Series A Convertible Preferred Stock we granted the investor certain rights of participation in future equity financings. As long as the Series A Convertible Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Series A Convertible Preferred Stock. These factors could restrict our ability to raise capital through equity offerings under our current registration statement or debt offerings in the future, which could require us to seek equity financing through a new registration statement, to sell, partner or otherwise monetize assets, to seek alternative sources of funding, or to further reduce expenses. If we are unsuccessful in obtaining stockholder approval of either the reverse stock split or their approval to increase the authorized common shares, we may be forced to substantially curtail or to terminate operations, and we would likely need to dispose of key assets in an effort to maintain liquidity. Additional information related to the proposals to be considered by stockholders, and potential consequences to our liquidity of a failure to obtain approval of the transaction and reverse stock split, or an alternative proposal that would increase the number of authorized shares available for issuance by the Company, is described in our proxy statement pursuant to section 14(a) of the Securities Exchange Act of 1934, filed on April 29, 2013, and publicly available through our website and in our filings with the Securities and Exchange Commission at www.sec.gov/edgar.

Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with authoritative guidance for development stage enterprises. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2012, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2013, we had cash and cash equivalent balances of approximately $115,023 in excess of the federally insured limit of $250,000.

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

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. We do not believe there was any impairment of long-lived assets at March 31, 2013 or December 31, 2012.

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

Net sales represent products at gross selling price, less (i) estimated product returns and (ii) certain other discounts, allowances and sales incentives. The Company utilizes various types of sales incentives and promotions in marketing their products; including, price reductions, coupons, rebate offers, slotting fees and free product. The cost of these sales incentives and promotions are accounted for as a direct reduction of sales. The cost of free product is classified as cost of goods sold.

A reserve for product returns is recorded based upon historical experience. At March 31, 2013 and December 31, 2012, the reserve for product returns amounted to $71,672 and $76,000, respectively.

The Company sells certain products with rights of return. If the amount of future returns can be reasonably estimated, the Company recognizes revenue when the products are shipped, net of allowance for estimated returns, provided that all other criteria for revenue recognition have been met.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the condensed consolidated financial statements if such positions are more likely than not to be sustained upon examination.

Loss Per Common Share

We compute loss per share, in accordance with ASC Topic 260 which requires dual presentation of basic and diluted earnings per share.

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2013 or 2012 because their effect would be anti-dilutive.

As of March 31, 2013 potentially dilutive securities consist of outstanding stock options and warrants to acquire 29,912,874 shares of our common stock. As of March 31, 2012, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 32,549,025 shares of our common stock.

Stock-Based Compensation

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	March 31,
	2013	2012
Research and development	$5,997	$5,951
General and administrative	34,753	37,288

Total stock-based compensation	$40,750	$43,239

Recent Accounting Pronouncements

We do not believe that any recently issued accounting standards, if adopted, would have a material impact on our condensed consolidated financial statements.

Note 3. Business Combinations

On September 28, 2012 we completed our acquisition of the assets of privately-held To Go Brands, Inc., a Nevada corporation. To Go Brands develops, markets and sells a portfolio of products, including nutraceutical powder mixes, supplements and chews intended to support healthy lifestyles. We acquired substantially all of the assets, properties, goodwill and rights related to the business, including without limitation, accounts receivable, inventory, furniture and fixtures, patents, trademarks, and other intellectual property rights. The product line includes drink mixes in stick packs designed to be poured directly into a water bottle, packaged mixes for home use and capsule-based dietary supplements. These products are sold through food, drug and mass channels at retailers including Whole Foods®, Kroger®, GNC®, Jewel-Osco®, Ralph’s Supermarkets®, Meijr®, and the Vitamin Shoppe® and from the Company’s web-based store.

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

The unaudited pro forma consolidated financial information for the three months ended March 31, 2012 is as follows:

Pro Forma Combined for the Acquisition of To Go Brands, Inc.

For The Three Months Ended March 31, 2012
Net Sales	$916,383
Net (loss)	(2,739,370)
Net (loss) per common share - basic and diluted	($0.02)
Weighted average common shares outstanding - basic and diluted	117,679,152

Unaudited pro forma condensed consolidated financial information is presented above as if the To Go Brands acquisition had occurred at the beginning of the period shown. The results have been adjusted to account for the amortization of acquired intangibles and other pro forma adjustments. The pro forma information presented does not purport to present what actual results would have been had the acquisition occurred at the beginning of such periods, nor does the information project results for any future period. The proforma information includes net sales of To Go Brands for the three months ended March 31, 2012 totaling $896,000. Net loss for To Go Brands for the three months ended March 31, 2012 was $(107,000).

Note 4 -Inventories

Inventories consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$493,325	$515,244
Finished goods	727,014	748,687

	1,220,339	1,263,931
Less provision for obsolete inventory	(129,182)	(89,608)

Inventories, net	$1,091,157	$1,174,323

Note 5 –Intangible assets and strategic investment

Technology license fees and intangible assets consisted of the following:

	March 31, 2013
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$270,284	$1,164,716
Brands	385,000	19,250	365,750
Product formulas	596,000	49,666	546,334
Customer database	77,000	7,700	69,300

	$2,493,000	$346,900	$2,146,100

	December 31, 2012
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$236,682	$1,198,318
Brands	385,000	9,625	375,375
Product formulas	596,000	24,833	571,167
Customer database	77,000	3,850	73,150

	$2,493,000	$274,990	$2,218,010

Amortization expense for the three month period ended March 31, 2013 and March 31, 2012 was $71,910 and $33,602, respectively.

Based on the carrying amount of the intangible assets as of March 31, 2013 the amortization expense for the next five years and thereafter is estimated as follows:

Year Ending December 31,	Amount
2013	$215,732
2014	287,642
2015	287,643

Year of Ending December 31,	Amount
2016	287,643
2017	283,792
Thereafter	783,648

Total	$2,146,100

Note 6 - Accrued Liabilities

Accrued Liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Payroll and benefits	$445,897	$454,337
Other	105,881	160,520

Total	$551,778	$614,857

Note 7 - Stock Option Activity

We have an equity incentive plan that was established in 2005 under which 5,665,856 shares of our common stock have been reserved for issuance to our employees, non-employee directors and consultants.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of such plan to our employees and consultants, during the three months ended March 31, 2013. At March 31, 2013 there was no intrinsic value in the outstanding options.

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2013	3,555,000	$1.67	2.6
Granted	0	0.00	0
Exercised	0	0.00	0
Expired (vested)	0	0.00	0
Cancelled (unvested)	0	0.00	0

Balance outstanding, March 31, 2013	3,555,000	$1.67	2.6

Exercisable, March 31, 2013	3,544,235	1.68	2.5

At March 31, 2013 we had unamortized stock option expense of $14,536.

Note 8. Common Stock Purchase Warrants

In connection with various financing transactions we have issued common stock purchase warrants to investors. The following table summarizes warrant activity for the three months ended March 31, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2013	27,386,424	$0.95	2.1
Warrants issued	0	0.00	0
Warrants exercised	0	0.00	0
Warrants expired	(1,028,550)	2.00	0
Warrants cancelled	0	0.00	0

Balance outstanding, March 31, 2013	26,357,874	$0.91	2.0

Warrants exercisable at March 31, 2013	26,357,874	$0.91	2.0

The following table summarizes warrant by exercise price range for the three months ended March 31, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Warrants by Price Range
Warrants priced between $0.50 and $0.64	17,150,014	$0.59	2.1
Warrants priced between $0.90 and $3.78	9,207,860	$1.29	1.8

Balance outstanding, March 31, 2013	26,357,874	$0.91	2.0

Note 9. Segment Information

Effective October 1, 2012, we commenced reporting the results of our operations in two segments; Pharmaceutical Products and Health Sciences Products. We established these two segments following our acquisition of To Go Brands, which presented us with a turn-key opportunity to acquire a limited but established portfolio of nutritional supplement or “neutraceutical” products. We manage these two segments separately due to inherent differences in the nature of pharmaceutical and nutraceutical products. Pharmaceutical products are subject to significantly more stringent regulatory approval standards than nutraceutical products; there are material differences in the cost, time and effort we must expend to develop and test pharmaceutical products, each of these product categories have distinctly different marketing channels and the initial sales ramp is much slower for our products in the Pharmaceutical segment.

The Nutraceutical segment of our business includes the purchasing, packaging, selling and distribution of the To Go Brands portfolio of products that we acquired on September 28, 2012. The Pharmaceutical segment of our business, which is our core and planned principal operation, includes the development, testing and clinical trials of Generx and Excellagen products. We do not have an internal sales force for our pharmaceutical products and will rely on strategic partnerships and distribution agreements in the U.S. and internationally. We have distributed samples and made initial sales of Excellagen and have entered into distribution agreements for future sales growth.

The following is a summary of certain financial data for each of our business segments:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net Sales
Pharmaceutical	$47,400	$0
Nutraceutical	551,805	20,478

Total	599,205	20,478

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Operating Loss
Pharmaceutical	1,975,253	2,519,871
Nutraceutical	286,409	139,466

Total	2,261,662	2,659,337

	March 31, 2013	December 31, 2012
Identifiable Assets
Pharmaceutical	4,643,316	7,167,478
Nutraceutical	818,330	641,400

Total	$5,461,646	$7,808,878

Note 10. Subsequent Events

In April 2013, we entered into a securities purchase agreement with one of our institutional investors pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants are being issued in connection with this offering other than placement agent warrants. The securities purchase agreement provides for the sale of Series A Convertible Preferred Stock in two closings. Upon consummation of the financing, which was subject to exchange and other approvals, the initial closing under the securities purchase agreement took place in April 2013. We sold 2,356 shares of Series A Convertible Preferred Stock for an aggregate net proceeds of $2,160,300. A second closing would take place promptly following shareholder approval of the offering of the Series A Convertible Preferred Stock and a 1 for 20 reverse stock split of our outstanding common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended March 31, 2013. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2012 (our “2012 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

We are a medical technology company primarily focused on the development and commercialization of novel products and devices for cardiovascular and ischemic disease, wound healing and tissue repair. Since we were initially funded in October 2005, we have made four strategic acquisitions and assembled a portfolio of innovative late-stage cardiovascular and regenerative medicine product candidates. We have established a pipeline of innovative products that are divided into three operating units, Cardium Biologics, the Tissue Repair Company, and To Go Brands, Inc. We report our operations as two operating segments: Pharmaceutical Products, which includes our Cardium Biologics and Tissue Repair Company businesses, and Heath Sciences, which includes our To Go Brands nutraceuticals business.

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

Recent Developments

During the three months ended March 31, 2013 we continued our efforts to advance the clinical development of our biologic product Generx, commercialize our wound healing product Excellagen, integrate and expand the business from our recent acquisition of To Go Brands, Inc., and develop additional product initiatives in conjunction with strategic partners. Highlights of first quarter 2013 include the following:

Generx Development

Generx® (alferminogene tadenovec/CardioNovo®) is an innovative DNA-based angiogenic therapy being developed for the potential treatment of myocardial ischemia due to advanced coronary artery disease. Generx is designed to stimulate and promote the growth of supplemental collateral vessels to enhance myocardial blood flow (perfusion) following a one-time intracoronary administration from a standard cardiac infusion catheter in patients who have insufficient blood flow due to atherosclerotic plaque build-up in the coronary arteries. Recent developments with respect to Generx include:

•

Advanced forward our Generx ASPIRE Phase 3/ registration study, a 100-patient, randomized and controlled multi-center study currently enrolling patients at up to nine leading cardiology centers in the Russian Federation for patients with myocardial ischemia due to coronary artery disease. The ASPIRE study is designed to further evaluate the safety and effectiveness of Cardium’s Generx DNA-based angiogenic product candidate, which has already been tested in clinical studies involving 650 patients at more than one hundred medical centers in the U.S., Europe and elsewhere. The efficacy of Generx is being quantitatively assessed using rest and stress SPECT (Single-Photon Emission Computed Tomography) myocardial imaging to measure improvements in microvascular cardiac perfusion following a one-time, non-surgical, catheter-based administration of Generx. The Cedars-Sinai Medical Center Nuclear Cardiology Core Laboratory in Los Angeles, California, is the central core lab for the study and is responsible for the analysis of SPECT myocardial imaging data electronically transmitted from the Russian medical centers participating in the ASPIRE study. The Russian Health Authority has assigned Generx the therapeutic drug trade name of Cardionovo® for marketing and sales in Russia.

•

Presented at the 2013 Phacilitate Annual Cell & Gene Therapy Forum in Washington, DC, “Optimizing Phase III Trial Design for Generx® (Ad5FGF-4)” reporting on adaptive coronary collateral growth, the biological processes to be targeted by therapeutic angiogenesis, and discussed the lessons learned during the past decade of the Company’s Generx clinical development program.

•

Published the article, “Mechanistic, Technical, and Clinical Perspectives in Therapeutic Stimulation of Coronary Collateral Development by Angiogenic Growth Factors, authored by Gabor M. Rubanyi, M.D., Ph.D., Cardium’s Chief Scientific Officer, in the April issue of Molecular Therapy publication. The publication outlines current scientific knowledge about the mechanistic basis of adaptive coronary collateral growth, the biological processes to be targeted by therapeutic angiogenesis, and the optimization of clinical trial designs, including the Generx ASPIRE Phase 3 / registration study.

Excellagen Commercialization

•

Awarded ISO 13485 Certification for Excellagen, State of California manufacturing license and state clearances to market and sell Excellagen in the U.S., and advanced of other international registrations for Excellagen, including CE Mark registration, which we expect to receive approval on or around June 30, 2013.

•

Announced sales and distribution agreements with Academy Medical to market, sell and distribute Excellagen to U.S. government medical providers, including Veterans Administration and military hospitals.

•	Excellagen awarded the American Podiatric Medical Association’s Seal of Approval for Excellagen’s contributions to better foot health and mobility.

•

Presentation at the Symposium on Advanced Wound Care Spring 2013 Meeting highlighting Excellagen’s capability of promoting rapid granulation and complete healing in three difficult and complex post-surgical wounds including Mohs surgery and wound dehiscence.

To Go Brands Integration and Expansion

•

On October 1, 2012, we announced the acquisition of To Go Brands® nutraceutical supplement business with over 25 products being developed and sold through established regional and national food, drug and mass channel retailers at over 10,000 nationwide storefronts. With a portfolio of over 25 products, To Go Brands’ nutraceutical powder mixes, supplements and chews are being sold through mass, food and drug channel retailers and To Go Brands’ web-based store. To Go Brands’ experienced management team has key contacts and a track record of developing and placing new and innovative health and nutraceutical products into retail channels.

•

In first quarter 2013, we announced that To Go Brands® expanded its VitaRocks® kids vitamins product line and that retail distribution of the newly-designed products is being broadened into select nationwide Target stores. We also announced that because of the unique manufacturing process of To Go Brands’ VitaRocks platform, we now have the flexibility to expand the product line into formulas that could include enzymes, electrolytes, amino acids, vitamins and minerals, as well as nutrients, and into other applications including OTC drugs.

Planned Strategic Partner-Enabled Product Initiatives

In late 2012, we announced the planned clinical development of Genedexa™ (previously referred to as the Excellarate™ product candidate) and our new in-house product development of LifeAgain™, a survivable risk insurance product platform. We may use alternative independent private financings and strategic partners to finance the clinical development of Genedexa and to commercialize our LifeAgain platform. Details of these new planned initiatives include:

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

Subsequent to the end of the first quarter ended March 31, 2013, we entered into a financing transaction involving the sale of newly authorized Series A Convertible Preferred Stock. Details of the financing transaction are discussed in “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included under Item 1 in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes.

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

Results of Operations

Three months ended March 31, 2013 compared to March 31, 2012.

Revenues for the three months ended March 31, 2013 were $599,205, primarily from sales of our To Go Brands product lines, along with sales of Excellagen as further described in Note 9 to our consolidated financial statements. For the three months ended March 31, 2012 sales were $20,478 as we began distribution of our Medpodium Nutra-Apps. The increase of $578,727 was principally attributable to the purchase of To Go Brands in September 2012.

Research and development expenses for the three months ended March 31, 2012 were $762,442 compared to $1,164,599 for the same three month period last year. The decrease of $402,157 was the result of decreases in expenses related to the development of our Excellagen product candidates, offset by increased costs associated with our Generx ASPIRE study in Russia. Research and development expenses for the three months ended March 31, 2013 included $260,000 associated with milestone payments and out of pocket costs of the ASPIRE study and $100,000 of product and testing costs used to validate a production volume and cost efficiency improvement for Excellagen.

Selling, general and administrative expenses for the three months ended March 31, 2013 were $1,748,184 compared to $1,509,761 for the three months ended March 31, 2012. The $238,423 increase was primarily due to the inclusion of $480,000 of costs associated with To Go Brands, Inc. operations offset by decreases in advertising, insurance, investor relations and professional fees.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the three months ended March 31, 2013 was $217 compared to $2,539 for the same three month period last year. Interest expense for the three months ended March 31, 2013 was $910 and $1,395 at March 31, 2012.

Liquidity and Going Concern

As of March 31, 2013 we had $365,023 in cash and cash equivalents and our working capital was $807,884. As discussed below, we raised an additional $2,160,300 in net proceeds in a transaction that closed shortly after the end of the quarter ended March 31, 2013.

Net cash used in operating activities was $2,074,196 for the three months ended March 31, 2013 compared to $2,242,648 for the three months ended March 31, 2012. The decrease in net cash used in operating activities was due primarily to an increase in product sales, and decreases in testing and process validation costs for the initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to March 31, 2013, net cash used in operating activities has been $96,368,522.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $115,744 for the three months ended March 31, 2013. This included the sale of 343,749 shares of common stock in at-the-market transactions for net proceeds of $65,744. From inception (December 22, 2003) to March 31, 2013 net cash provided by financing activities has been $99,295,610.

Net cash used in investing activities for the three months ended March 31, 2013 was $4,599. Net cash used in investing activities since inception has been $2,562,065. At March 31, 2013 we did not have any significant capital expenditure requirements.

In April 2013, we entered into a securities purchase agreement with one of our institutional investors pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants are being issued in connection with this offering, other than placement agent warrants. The securities purchase agreement provides for the sale of Series A Convertible Preferred Stock in two closings. Upon consummation of the financing, which was subject to exchange and other approvals, the initial closing under the securities purchase agreement took place in April 2013. At that closing, we sold 2,356 shares of Series A Convertible Preferred Stock for net proceeds of $2,160,300. A second closing is scheduled to take place promptly following shareholder approval of the offering of the Series A Convertible Preferred Stock and a reverse stock split. If stockholders do not approve of the offering of Series A Convertible Preferred Stock and reverse stock split, then we would face additional material liquidity concerns, as further described in our proxy statement filed pursuant to Section 14(a) of the Securities Exchange Act on April 29, 2013, and publicly available through our website and in our filings with the SEC at www.sec.gov/edgar.

We anticipate that negative cash flow from operations will continue for the foreseeable future. If we complete the second closing of the Series A Preferred Stock transaction, we expect to have sufficient capital to support our operations at least through September 2013 providing additional time to commercialize our product portfolio and evaluate options for financing our continued operations, Our principal business objective is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family, enter into a distribution arrangement to advance sales of our To Go Brands neutraceuticals business, and/or another corporate transaction. However, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. If we fail to enter into an additional strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

We intend to secure additional working capital through sales of additional debt or equity securities. That could include the securities purchase agreement for the Series A Convertible Preferred Stock if we can obtain the necessary stockholder and other approvals to complete the second closing, the Sales Agreement with Brinson Patrick, or other financing we may seek if we obtain the required stockholder approval of a reverse stock split or authorization to increase our authorized common shares. Over the past few years, we have raised capital under a shelf registration statement. Because our unaffiliated market capitalization has been less than $75 million, we are limited in the dollar amount that we can raise under that registration statement in any 12 month period. The offering of the Series A Convertible Preferred Stock will use our current availability under the shelf registration statement for the next 12 months, unless the value of our unaffiliated public float rises from current levels. In connection with the offering of the Series A Convertible Preferred Stock we granted the investor certain rights of participation in future equity financings. As long as the Series A Convertible Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Series A Convertible Preferred Stock. These factors could restrict our ability to raise capital through equity offerings under our current registration statement or debt offerings in the future, which could require us to seek equity financing through a new registration statement, to sell, partner or otherwise monetize assets, to seek alternative sources of funding, or to further reduce expenses. If we are unsuccessful in obtaining stockholder approval of either the reverse stock split or their approval to increase the authorized common shares, we may be forced to substantially curtail or to terminate operations, and we would likely need to dispose of key assets in an effort to maintain liquidity. Additional information related to the proposals to be considered by stockholders, and potential consequences to our liquidity of a failure to obtain approval of the transaction and reverse stock split, or an alternative proposal that would increase the number of authorized shares available for issuance by the company, is described in our proxy statement pursuant to section 14(a) of the Securities Exchange Act of 1934, filed on April 29, 2013, and publicly available through our website and in our filings with the Securities and Exchange Commission at www.sec.gov/edgar.

Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any significant off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2013 neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related and other matters in connection with the technology we develop or license and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, business relationships or products, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all, or to pay other forms of compensation or expenses. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to us, which we do not consider likely to be material to us, but which can nevertheless result in costs and diversions of resources to pursue and resolve.

ITEM 1A.	RISK FACTORS

In addition to the risk factors described below, a number of risk factors that could materially affect our business, product candidates, financial condition and results of operations are disclosed and described in our 2012 Annual Report. You should carefully consider the risks described below and under Item 1A of our 2012 Annual Report, as well as the other information in our 2012 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

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

If we are unsuccessful in obtaining stockholder approval of either the second closing of the Series A Convertible Preferred Stock and reverse stock split, we may be forced to substantially curtail or to terminate operations, and we would likely need to dispose of key assets in an effort to maintain liquidity. Additional information related to the proposals to be considered by stockholders, and potential consequences to our liquidity of a failure to obtain approval of the transaction and reverse stock split, or an alternative proposal that would increase the number of authorized shares available for issuance by the Company, is described in our proxy statement pursuant to section 14(a) of the Securities Exchange Act of 1934, filed on April 29, 2013, and publicly available through our website and in our filings with the Securities and Exchange Commission at www.sec.gov/edgar.

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

Because our unaffiliated market capitalization has been less than $75 million, we are limited in the dollar amount that we can raise under our shelf registration statement in any 12 month period. The offering of the Series A Convertible Preferred Stock will use our current availability under the shelf registration statement for the next 12 months, unless the value of our unaffiliated public float rises from current levels. In connection with the offering of the Series A Convertible Preferred Stock we granted the investor certain rights of participation in future equity financings. As long as the Series A Convertible Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Series A Convertible Preferred Stock. These factors could restrict our ability to raise capital through equity offerings under our current registration statement or debt offerings in the future, which could require us to seek equity financing through a new registration statement, to sell, partner or otherwise monetize assets, to seek alternative sources of funding, or to further reduce expenses.

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

A delisting from the NYSE MKT could adversely affect the price of our common stock and restrict our access to capital.

Our common stock is currently listed on the NYSE MKT (the “Exchange”). To maintain that listing, we must continue to comply with various listing standards of the Exchange, as set forth in Part 10 of the Exchange’s Company Guide

In December 2012, we reported on a communication from the staff of our current listing Exchange, that it considered the Company to be noncompliant with certain listing requirements based on our quarterly report for the period ended September 30, 2012, and provided that we should submit a plan to staff of the exchange that would re-establish compliance with the listing requirement by March 31, 2013. On April 5, 2013, we reported that in view of the April 2013 financing in which the Company raised approximately $2,356,000 in gross proceeds, and pursuant to which it could potentially raise an additional $1,656,000 in gross proceeds if stockholders approve the transaction and a reverse stock split at their upcoming annual meeting of stockholders, the exchange granted an additional quarterly extension of our listing exchange compliance plan from March 30, 2013 to June 30, 2013, although as is normal course the Company’s exchange compliance would continue to be evaluated on an ongoing basis. As reported in the our proxy statement pursuant to section 14(a) of the Securities Exchange Act of 1934, filed on April 29, 2013, and publicly available through our website and in our filings with the Securities and Exchange Commission at www.sec.gov/edgar, if proposals 4 and 5 of the definitive proxy for approval of the offering of Series A Convertible Preferred Stock and the reverse stock split are not approved by stockholders, or other conditions to the transaction are not satisfied, then the Exchange could initiate delisting proceedings since the extension was based in part on the expectation of a second closing and receipt of $1,656,000 in gross proceeds in June 2013. Additional information related to the proposals to be considered by stockholders, and potential consequences to our exchange listing compliance as well as our liquidity arising from a failure to obtain approval of the transaction and reverse stock split, or an alternative proposal that would increase the number of authorized shares available for issuance by the Company, is described in our proxy statement.

Based on our quarterly report on Form 10-Q for the period ended September 30, 2012, NYSK MKT noted noncompliance with respect to the requirement of section 1003(a)(iv) of its Company Guide in connection with our financial condition and corresponding access to capital based on our having reported cash and cash equivalents of $4.5 million at quarter end, and reporting that we did not have any unused credit or other capital facilities in place at the time. The Exchange indicated that in order to maintain our NYSE MKT listing, we needed to submit a plan by December 31, 2012 outlining plans to regain compliance with Section

1003(a)(iv) of the Company Guide by March 31, 2013, which was subsequently extended to June 30, 2013 as noted above. Additional information and provisions regarding the NYSE MKT requirements are found in Part 10 of its Company Guide. We disputed the staff’s basis for its determination of deemed noncompliance, but we submitted a plan designed to re-establish compliance with the listing requirement in advance of the timeline requested. On January 16, 2013 we reported that our listing compliance plan submitted on December 6, 2012 has been accepted by NYSE MKT; and on April 5, 2013, we reported that the compliance period had been extended as noted above.

The Exchange’s notification had no current effect on the listing of our shares. Rather, we were afforded the opportunity to submit a plan pursuant to which we would seek to establish compliance with the requirements of Section 1003(a)(iv) of the Company Guide by the extended deadline of June 30, 2013. We will be subject to periodic review by the Exchange staff during the period covered by the plan. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in our shares being delisted from the Exchange. If our common stock was not traded on the NYSE MKT, it would be expected to trade on the OTCQX, an alternative regulated quotation service that provides quotes, sale prices and volume information in over-the-counter equity securities. The Company’s common stock was traded on the OTC until July 2007, when the Company elected to instead list its shares on the American Stock Exchange (the predecessor to the NYSE MKT).

We have relied on a universal shelf registration statement for a significant portion of the sales of our equity securities for cash over the past few years. We have a registration statement on Form S-3 on file with the SEC, and that registration statement automatically incorporates by reference our future periodic reports that we file with the SEC. Under the terms of this registration statement, we can sell shares of our common stock, or other securities linked to our common stock, at transactions from time to time. The shares that we deliver to Brinson Patrick under our Sales Agreement for sale at the market are registered under this registration statement. We have also used the registration statement to issue shares of common stock, and recently preferred stock, from time to time in registered direct offerings. We are required to maintain our listing on a national exchange as a condition to the continued use of the shelf registration statement for primary offerings of our common stock. The OTC market is not considered a national exchange. If our listing with the NYSE MKT terminates, we will not be able to renew our shelf registration statement on Form S-3. If that were to occur, we would still be able to sell securities in registered offerings or private placements, but we would lose access to the simplified registration process that the shelf registration statement on Form S-3 provides. We expect that registration statements would to take longer to get effective, and would be more costly to secure and maintain.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3.1	Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock.	Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2013.

10.1	Securities Purchase Agreement dated April 4, 2013 for the purchase of Series A Convertible Preferred Stock.	Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith.

101

The following financial statements and footnotes from the

Cardium Therapentics, Inc. Quarterly Report on Form 10-Q

for the quarter ended March 31, 2013 formatted in

eXtensible Business Reporting Language (XBRL): (i)

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

Date: May 15, 2013

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy, Chief Financial Officer