Form 10-Q
period 2013-06-30
Cardium Therapeutics, Inc.
filed 2013-08-14
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Cardium was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 11, 2013, the registrant had 7,313,467 shares of common stock outstanding.

EXPLANATORY NOTE

Unless the context requires otherwise, all references in this report to the “Company,” “Cardium,” “we,” “our,” and “us” refer to Cardium Therapeutics, Inc. and, as applicable, its wholly owned subsidiaries Activation Therapeutics, Inc. (formerly Tissue Repair Company), Angionetics Biologics, Inc., To Go Brands, Inc. and LifeAgain Insurance Solutions, Inc.

On July 18, 2013 we affected a 1 for 20 reverse split of our outstanding common stock, par value $0.0001 per share. The information in this report has been adjusted to give retroactive effect to the reverse stock split.

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

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$658,559	$2,328,074
Restricted cash	0	50,000
Accounts receivable	133,905	328,953
Inventory, net	922,628	1,174,323
Prepaid expenses and other assets	423,626	407,389

Total current assets	2,138,718	4,288,739
Property and equipment, net	61,694	97,582
Investment	435,000	435,000
Technology licenses, net	1,131,114	1,198,318
Intangible assets, net	943,076	1,019,692
Goodwill	584,711	584,711
Other long term assets	186,689	184,836

Total assets	$5,481,002	$7,808,878

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$723,746	$777,861
Accrued liabilities	492,876	614,857

Current liabilities	1,216,622	1,392,718
Deferred rent	11,700	50,370

Total liabilities	1,228,322	1,443,088

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 2,108.4 at June 30, 2013 and 0 at December 31, 2012, with liquidation preferences of $1,000	0	0
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 6,614,149 at June 30, 2013 and 6,460,915 at December 31, 2012	12,956	12,922
Additional paid-in capital	105,033,952	102,767,193
Deficit accumulated during development stage	(100,794,228)	(96,414,325)

Total stockholders’ equity	4,252,680	6,365,790

Total liabilities and stockholders’ equity	$5,481,002	$7,808,878

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 22, 2003 (Inception) to June 30, 2013
	2013	2012	2013	2012
Revenues
Product sales	$584,571	$13,174	$1,183,776	$33,652	$1,969,094
Grant revenues	0	0	0	0	1,623,160

Total revenues	584,571	13,174	1,183,776	33,652	3,592,254
Cost of goods sold	339,150	6,096	689,391	11,551	1,126,456

Gross profit	245,421	7,078	494,385	22,101	2,465,798

Operating expenses
Research and development	489,367	424,734	1,251,809	1,589,333	45,258,537
Selling, general and administrative	1,873,074	1,459,214	3,621,258	2,968,975	47,174,616

Total operating expenses	2,362,441	1,883,948	4,873,067	4,558,308	92,433,153

Loss from operations	(2,117,020)	(1,876,870)	(4,378,682)	(4,536,207)	(89,967,355)

Change in fair value of derivative liabilities	0	0	0	64,157	10,395,709
Gain on warrant exchange	0	0	0	0	473,872
Interest income	0	2,142	217	4,681	1,583,855
Interest expense	(528)	(719)	(1,438)	(2,114)	(7,127,692)

Net loss from continuing operations	(2,117,548)	(1,875,447)	(4,379,903)	(4,469,483)	(84,641,611)
Net loss from discontinued operations	0	0	0	0	(22,561,220)
Gain on sale of business unit	0	0	0	0	6,408,603

Net loss	$(2,117,548)	$(1,875,447)	$(4,379,903)	$(4,469,483)	$(100,794,228)

Deemed dividend on preferred stock	(233,011)	0	(233,011)	0	(233,011)

Net loss applicable to common stockholders	$(2,350,559)	$(1,875,447)	$(4,612,914)	$(4,469,483)	$(101,027,239)

Basic and diluted loss per common share	$(0.37)	$(0.31)	$(0.72)	$(0.78)
Weighted average common shares outstanding	6,405,802	5,980,867	6,391,748	5,722,412

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,		December 22, 2003 (Inception) To June 30, 2013
	2013	2012
Cash Flows From Operating Activities
Net loss	$(4,379,903)	$(4,469,483)	$(100,794,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	0	0	(6,408,603)
Gain on sale of warrants	0	0	(518,622)
Loss on abandonment of leaseholds	0	0	135,344
Depreciation	40,487	48,575	2,151,615
Amortization—intangibles	76,616	0	2,811,117
Amortization—debt discount	0	0	5,291,019
Amortization—deferred financing costs	0	0	925,859
Amortization—technology and licenses	67,204	67,204	303,886
Provision for obsolete inventory	(62,431)	0	96,717
Reserve for product returns	(12,640)	0	63,360
Change in fair value of warrants	0	(64,157)	(10,395,709)
Common stock and warrants issued for services and reimbursement of expenses	0	0	203,882
Stock based compensation expense	40,750	86,845	7,638,571
In-process purchased technology	0	0	2,027,529
Deferred rent	(38,670)	(31,287)	11,700
Changes in operating assets and liabilities
Accounts receivable	195,048	(9,757)	91,361
Inventories	314,126	(337,737)	(2,231,766)
Prepaid expenses and other assets	(16,237)	(113,956)	(529,496)
Deposits	(1,853)	0	(186,833)
Accounts payable	(54,115)	(110,603)	1,650,381
Accrued liabilities	(109,341)	(46,448)	(572,369)

Net cash used in operating activities	(3,940,959)	(4,980,804)	(98,235,285)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	0	0	(1,500,000)
Cash acquired in acquisitions	0	0	1,839,951
Fee paid to list shares issued for technology and product license	0	0	(65,000)
Purchases of property and equipment	(4,599)	(15,866)	(2,837,016)

Net cash used in investing activities	(4,599)	(15,866)	(2,562,065)

Cash Flows From Financing Activities
Proceeds from officer loan	0	0	62,882
Restricted cash – collateral for letter of credit	50,000	150,000	0
Restricted cash – proceeds placed in escrow from sale of business	0	0	0
Proceeds from the exercise of warrants, net	0	0	1,259,212
Proceeds from debt financing agreement, net of debt issuance costs of $871,833	0	0	14,378,167
Proceeds from the sale of business unit	0	0	11,250,000
Repayment of debt	0	0	(15,750,000)
Proceeds from sales of preferred and common stock, net of issuance costs of $198,086	2,226,043	6,396,891	90,255,648

Net cash provided by financing activities	2,276,043	6,546,891	101,455,909

Net (decrease) increase in cash	(1,669,515)	1,550,221	658,559
Cash and cash equivalents at beginning of period	2,328,074	4,721,279	0

Cash and cash equivalents at end of period	$658,559	$6,271,500	$658,559

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,438	$2,114	$1,394,487
Cash paid for income taxes	$3,200	$2,400	$31,762
Non-Cash Activity:
Subscription receivable for common shares	$0	$0	$17,000
Common stock issued for repayment of loans	$0	$0	$62,882
Stock issued for technology license fee	$0	$0	$1,870,000
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$0	$0	$7,551,849
Warrants exchanged for stock	$0	$0	$(901,139)
Reclassification of derivative liabilities with expired price protection provisions	$0	$(21,349)	$(4,045,702)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and Liquidity

Organization

Cardium Therapeutics, Inc. (the “Company,” “Cardium,” “we,” “our” and “us”) was incorporated in Delaware in December 2003. We are a medical technology company primarily focused on the development and commercialization of a portfolio of novel products and devices.

We are currently operating in four primary business lines through our four operating subsidiaries: Activation Therapeutics, Inc., Angionetics Biologics, Inc., To Go Brands, Inc. and LifeAgain Insurance Solutions, Inc. We report in two business segments. Our Pharmaceutical Products segment includes the operations of our Activation Therapeutics, Inc. and Angionetics Biologics, Inc. subsidiaries. Activation Therapeutics, Inc. is developing and commercializing a late-stage line of regenerative medicine product candidates. Angionetics Biologics, Inc. is developing innovative cardiovascular products. Our Nutraceutical Products segment includes the operations of our To Go Brands, Inc. subsidiary and is developing and marketing a line of nutraceuticals and other healthy lifestyle products. Our LifeAgain Insurance Solutions, Inc. subsidiary is a life insurance business focused on medical data analysis and is advancing toward commercialization.

The significant transactions in the development of our current product portfolio are as follows:

•

In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group (now part of Bayer AG) for potential use in treating ischemic and other cardiovascular conditions. This was the inception of our Angionetics Biologics business.

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

•

In August 2006, we acquired rights to assets and technologies of Activation Therapeutics, Inc. (formerly Tissue Repair Company), a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds, and whose FDA 510(k) cleared product, Excellagen is designed for the treatment of diabetic foot ulcers and other wounds,

•

On July 24, 2009, we sold all of the assets and liabilities of our InnerCool Therapies business to Philips Electronics North America Corporation for $11.25 million, as well as the transfer of approximately $1.5 million in trade payables.

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

Our business is focused on the acquisition, strategic development, and partnering or other monetization of product opportunities or businesses having the potential to address significant unmet medical needs, and having definable pathways to commercialization. We intend to consider various corporate development transactions designed to place our product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses.

We are a development stage company. We have yet to generate positive cash flows from operations, and are essentially dependent on debt and equity funding, or sale or other monetization of product opportunities or businesses, to finance our operations.

Reverse Stock Split

On July 17, 2013, pursuant to board and stockholder approval, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the State of Delaware to effect a reverse split of our outstanding common stock, par value $0.0001 per share, in a ratio of 1:20. The effective date of the reverse stock split was July 18, 2013.

On that date, every 20 shares of outstanding common stock were reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Instead, each resulting fractional share of common stock was rounded down to one whole share. The reverse stock split reduced the number of shares of common stock outstanding from 134,366,340 to 6,718,317.

All common stock and per share amounts contained in the consolidated financial statements included in this report have been retroactively adjusted to reflect the 1 for 20 reverse stock split, as if such split had been effective at the beginning of the period reported

Liquidity and Going Concern

As of June 30, 2013 we had $658,559 in cash and cash equivalents and our working capital was $922,096. As discussed below, we raised an additional $1,531,800 of net proceeds in a transaction that closed in July 2013, subsequent to the period covered by this report.

Net cash used in operating activities was $3,941,000 for the six months ended June 30, 2013 compared to $4,981,000 for the six months ended June 30, 2012. The decrease in net cash used in operating activities was due primarily to an increase in product sales, and decreases in testing and process validation costs for the initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to June 30, 2013, net cash used in operating activities amounted to $98,235,000.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $2,276,000 for the six months ended June 30, 2013. This included the sale of 2,356 shares of Series A Convertible Preferred Stock in April for net proceeds of $2,160,300, and 343,749 shares of common stock in at-the-market transactions in the first quarter for net proceeds of $65,743. From inception (December 22, 2003) to June 30, 2013 net cash provided by financing activities amounted to $101,456,000.

Net cash used in investing activities for the six months ended June 30, 2013 was $4,600. Net cash used in investing activities since inception amounted to $2,562,000. At June 30, 2013 we did not have any significant capital expenditure requirements.

In April 2013, we entered into a securities purchase agreement with one of our institutional investors pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants were issued in connection with this offering, other than placement agent warrants. The securities purchase agreement provided for the sale of Series A Convertible Preferred Stock in two closings. Upon consummation of the financing, which was subject to exchange and other approvals, the initial closing under the securities purchase agreement took place in April 2013. At that closing we sold 2,356 shares of Series A Convertible Preferred Stock for net proceeds of $2,160,300. A second closing for the remaining $1,656,000 was completed following the shareholder approval of the offering of the Series A Convertible Preferred Stock and the reverse stock split on July 18, 2013.

Our business model is designed to develop a diversified portfolio of product opportunities and businesses, leveraging our skills in late-stage product development in order to bridge the critical gap between promising new technologies and readiness for commercialization – and then to partner or monetize such product opportunities or businesses with established organizations capable of advancing their commercialization. Consistent with our business model and long-term strategy, we have already advanced and monetized a first business unit, Innercool Therapies, Inc., which was sold to Philips Electronics North America Corporation.

We now have four additional business units in our portfolio: (1) Angionetics Biologics, which includes Cardium’s late-stage DNA-based Generx® cardiovascular biologic product candidate; (2) Activation Therapeutics, which includes the Company’s regenerative medicine wound healing technology platform, including its Excellagen® advanced wound care product; (3) To Go Brands®, which includes the Company’s health sciences and nutraceutical business; and (4) LifeAgain Insurance Solutions, Inc. which is focused on building the Company’s medical data analytics technology platform.

We intend to consider additional corporate development transactions designed to place our product candidates or businesses into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses. In parallel, as our businesses are advanced and corresponding valuations established, we plan to pursue new product opportunities and acquisitions with strong value enhancement potential.

While we may partner or monetize one or more of our product opportunities or businesses consistent with our business model, they cannot be assured and negative cash flow from operations would be expected to continue for the foreseeable future. In order to maintain operations and liquidity, we expect we will need to complete a monetization of one or more product opportunities or business units, and/or complete a financing, before end of year. Our principal business objective in the near term is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family, enter into a distribution arrangement to advance sales of our To Go Brands nutraceuticals business, and/or another corporate transaction. However, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. If we fail to receive sufficient proceeds from the partnering, sale, or other monetization of product opportunities or businesses, or generate sufficient product sales, or raise funds through additional financings, we will not generate sufficient cash flows to cover our operating expenses. Any additional financings would be expected to be in the form of sale of equity securities.

Based on recently-issued amendments to Rule 506 and Rule 144A under the Securities Act of 1933 that were implemented under Section 201(a) of the Jumpstart Our Business Startups Act (the “JOBS Act”), and since we do not anticipate raising additional funds under our shelf registration statement or as debt within the next 12 months, such financings may be through the sale of private equity interests to Qualified Investors or strategic partners based on the JOBS Act amendments, and/or through other private placements or a public offering of securities, which could potentially be made in the parent company or independently in one or more of our subsidiary business units.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with authoritative guidance for development stage enterprises. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cardium Therapeutics, Inc. and its wholly-owned subsidiaries, Activation Therapeutics, Inc. (formerly Tissue Repair Company) and To Go Brands, Inc. (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2013, we had cash and cash equivalent balances of approximately $408,000 in excess of the federally insured limit of $250,000.

Accounts Receivable

Accounts receivable are stated at cost less an allowance for doubtful accounts, which reflects our estimate of balances that will be not collected. The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions. Additions to the allowance for doubtful accounts include provisions for bad debt and deductions to the allowance for doubtful accounts include customer write-offs. We have a low occurrence of credit losses and therefore does not believe an allowance for doubtful accounts in necessary.

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

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. We do not believe there was any impairment of long-lived assets at June 30, 2013 or December 31, 2012.

Preferred Stock

We apply the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of our preferred stock. Shares that are subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

Revenue Recognition

Our revenues principally consist of sales of nutritional products. We apply the revenue recognition principles set forth under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104. Accordingly, revenue from product sales is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. These criteria are met when the risk of ownership and title passes to our customers.

Net sales represent products at gross selling price, less (i) estimated product returns and (ii) certain other discounts, allowances and sales incentives. We use various types of sales incentives and promotions in marketing our products; including, price reductions, coupons, rebate offers, slotting fees and free product. The cost of these sales incentives and promotions are accounted for as a direct reduction of sales. The cost of free product is classified as cost of goods sold.

We sell certain products with rights of return. If the amount of future returns can be reasonably estimated, we recognize revenue when the products are shipped, net of allowance for estimated returns, provided that all other criteria for revenue recognition have been met. A reserve for product returns is recorded based upon historical experience. At June 30, 2013 and December 31, 2012, the reserve for product returns amounted to $63,000 and $76,000, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the condensed consolidated financial statements if such positions are more likely than not to be sustained upon examination.

Loss Per Common Share

We compute loss per share, in accordance with ASC Topic 260 which requires dual presentation of basic and diluted earnings per share.

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three months and six months ended June 30, 2013 or 2012 because their effect would be anti-dilutive.

As of June 30, 2013 potentially dilutive securities consist of preferred stock convertible into 1,158,462 shares of common stock and outstanding stock options and warrants to acquire 1,377,068 shares of our common stock. As of June 30, 2012, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 1,627,451 shares of our common stock.

Stock-Based Compensation

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended June 30
	2013	2012
Research and development	$0	$5,936
General and administrative	0	37,670

Total stock-based compensation	$0	$43,606

	For the Six Months Ended June 30,
	2013	2012
Research and development	$5,997	$11,887
General and administrative	34,753	74,958

Total stock-based compensation	$40,750	$86,845

Recent Accounting Pronouncements

We do not believe that any recently issued accounting standards, if adopted, would have a material impact on our condensed consolidated financial statements.

Note 3 - Business Combinations

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

Pursuant to the terms of the asset purchase agreement, we issued the equivalent of 480,000 shares of our common stock ie, after giving effect to the reverse stock split, which are unregistered and restricted shares. We issued 420,000 unregistered shares of common stock into an escrow account, to be held for 6 months and then released in tranches over the following one year period ending 18 months following the closing of the transaction. As of June 30, 2013 140,000 shares of common stock have been released from the escrow account. An additional 60,000 shares of common stock were issued into escrow to be held for an 18-month period as security for indemnification claims that may arise in connection with the asset purchase transaction or the related business.

We accounted for the acquisition of To Go Brands in accordance with ASC 805 “Business Combinations”.

The unaudited pro forma consolidated financial information for the three months and six months ended June 30, 2012 is as follows:

Pro Forma Combined for the Acquisition of To Go Brands, Inc.

	For The Three Months Ended June 30, 2012	For The Six Months Ended June 30, 2012
Net Sales	$759,001	$1,724,285
Net (loss)	(2,024,009)	(4,763,380)
Net (loss) per common share - basic and diluted	$(0.32)	$(0.78)
Weighted average common shares outstanding - basic and diluted	6,400,867	6,142,412

Unaudited pro forma condensed consolidated financial information is presented above as if the To Go Brands acquisition had occurred at the beginning of the period shown. The results have been adjusted to account for the amortization of acquired intangibles and other pro forma adjustments. The pro forma information presented does not purport to present what actual results would have been had the acquisition occurred at the beginning of such periods, nor does the information project results for any future period. The proforma information includes net sales of To Go Brands for the three and six months ended June 30, 2012 totaling $745,827 and $1,690,633, respectively. Net loss for To Go Brands for the three and six months ended June 30, 2012 was $(110,255), and $(217,281) respectively.

Note 4 - Inventories

Inventories consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials	$632,776	$515,244
Finished goods	317,029	748,687

	949,805	1,263,931
Less provision for obsolete inventory	(27,177)	(89,608)

Inventories, net	$922,628	$1,174,323

Note 5 –Intangible assets and strategic investment

Technology license fees and intangible assets consisted of the following:

	June 30, 2013
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$303,886	$1,131,114
Brands	385,000	28,874	356,126
Product formulas	596,000	74,500	521,500
Customer database	77,000	11,550	65,450

	$2,493,000	$418,810	$2,074,190

	December 31, 2012
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$236,682	$1,198,318
Brands	385,000	9,625	375,375
Product formulas	596,000	24,833	571,167
Customer database	77,000	3,850	73,150

	$2,493,000	$274,990	$2,218,010

Amortization expense for the three month period ended June 30, 2013 and June 30, 2012 was $71,910 and $33,602, respectively. Amortization expense for the six month period ended June 30, 2013 and June 30, 2012 was $143,820 and $67,204, respectively.

Based on the carrying amount of the intangible assets as of June 30, 2013 the amortization expense for the next five years and thereafter is estimated as follows:

Year Ending December 31,	Amount
2013	$143,821
2014	287,642
2015	287,643
2016	287,643
2017	283,792
Thereafter	783,648

Total	$2,074,188

Note 6 - Accrued Liabilities

Accrued Liabilities consisted of the following:

	June 30, 2013	December 31, 2012
Payroll and benefits	$412,733	$454,337
Other	80,143	160,520

Total	$492,876	$614,857

Note 7 - Preferred Stock Transaction

In April 2013, we entered into a securities purchase agreement with one of our institutional investors pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants will be issued in connection with this offering, other than 44,087 placement agent warrants with an exercise price of $2.275 and an expiration date of August 27, 2015. The securities purchase agreement provided for the sale of Series A Convertible Preferred Stock in two closings. The initial closing under the securities purchase agreement took place in April 2013, at which we sold 2,356 shares of Series A Convertible Preferred Stock for aggregate net proceeds of $2,160,300. A second closing for the remaining 1,656 shares of Series A Convertible Preferred Stock took place promptly after shareholder approval of the offering of the Series A Convertible Preferred Stock and the 1 for 20 reverse stock split of our outstanding common stock. That closing took place on July 18, 2013, subsequent to the period covered by this report. Prior to June 30, 2013 the investor had converted 247.6 shares of Series A Convertible Preferred Stock into 136,046 shares of common stock. As a result of the conversion, 2,108.4 shares of Series A Convertible Preferred Stock were outstanding at June 30, 2013.

The holders of our Series A Convertible Preferred Stock are entitled, on an as-converted basis, to dividends equal to and in the same form as any dividends declared and issued on our common stock. Except as required by law, holders of Series A Convertible Preferred Stock are not entitled to voting rights. Upon any liquidation, dissolution or winding up, holders of the Series A Convertible Preferred Stock will be entitled to a liquidation preference above the holders of common stock or any other junior stock in an amount equal to the original purchase price of $1,000, plus any fees, damages or dividends arising. The Series A Convertible Preferred Stock is convertible into shares of our common stock at the option of the holder, subject to a beneficial ownership limitation of 9.99%. The initial conversion price was $1.82 per share after giving effect to the reverse stock split, but was subsequently reset to $1.02 per share. We have the right to force conversion if the volume weighted average price for our common stock exceeds $12.00 per share for 25 trading days during a 30 consecutive trading day period and certain other equity conditions are met.

As long as any shares of Series A Convertible Preferred Stock are outstanding, we have agreed that we will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, incur any liens other than specified “Permitted Liens”, amend our Certificate of Incorporation in any manner that adversely affects the Series A Convertible Preferred Stock, repurchase or redeem any common stock or common stock equivalents, pay dividends on our common stock, or enter into any related party transactions.

In connection with the convertible preferred stock, the Company determined the instrument contained a beneficial conversion feature at the date of issuance. This beneficial conversion feature amounted to $233,011 for the April transaction and was recorded as a deemed preferred dividend on the condensed consolidated statement of operations for the three and six months ended June 30, 2013. The beneficial conversion feature on the July transaction amounted to $172,861 and will be recorded as a deemed preferred dividend in July 2013.

Note 8 - Stock Option Activity

We have an equity incentive plan that was established in 2005 under which 283,292 shares of our common stock have been reserved for issuance to our employees, non-employee directors and consultants.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of such plan to our employees and consultants, during the six months ended June 30, 2013. At June 30, 2013 there was no intrinsic value in the outstanding options.

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2013	177,750	$33.40	2.3
Granted	0	0.00	0
Exercised	0	0.00	0
Expired (vested)	0	0.00	0
Cancelled (unvested)	0	0.00	0

Balance outstanding, June 30, 2013	177,750	$33.40	2.3

Exercisable, June 30, 2013	174,041	33.80	2.23

At June 30, 2013 we had no unamortized stock option expense.

Note 9 - Common Stock Purchase Warrants

In connection with various financing transactions we have issued common stock purchase warrants to investors. The following table summarizes warrant activity for the six months ended June 30, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2013	1,369,321	$19.00	2.1
Warrants issued	25,890	2.28	2.2
Warrants exercised	0	0.00	0
Warrants expired	(170,002)	20.00	0
Warrants cancelled	0	0.00	0

Balance outstanding, June 30, 2013	1,225,209	$18.60	1.9

Warrants exercisable at June 30, 2013	1,199,319	$19.00	1.9

The following table summarizes warrant by exercise price range as of June 30, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Warrants by Price Range
Warrants priced between $2.28 and $12.80	769,641	$11.80	2.10
Warrants priced between $18.00 and $44.00	455,568	$30.20	1.58

Balance outstanding, June 30, 2013	1,225,209	$18.60	1.9

Note 10 - Segment Information

Effective October 1, 2012, we commenced reporting the results of our operations in two segments; Pharmaceutical Products and Nutraceuticals Products. We established these two segments following our acquisition of To Go Brands, which presented us with a turn-key opportunity to acquire a limited but established portfolio of nutritional supplement or “nutraceutical” products. We manage these two segments separately due to inherent differences in the nature of pharmaceutical and nutraceutical products. Pharmaceutical products are subject to significantly more stringent regulatory approval standards than nutraceutical products; there are material differences in the cost, time and effort we must expend to develop and test pharmaceutical products, each of these product categories have distinctly different marketing channels and the initial sales ramp is much slower for our products in the Pharmaceutical segment.

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

The following is a summary of certain financial data for each of our business segments:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net Sales
Pharmaceutical	$42,600	$0	$90,000	$0
Nutraceutical	541,971	13,174	1,093,776	33,652

Total	584,571	13.174	1,183,776	33,652

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Operating Loss
Pharmaceutical	1,856,351	1,876,870	3,831,604	4,536,207
Nutraceutical	260,669	0	547,078	0

Total	2,117,020	1,876,870	4,378,682	4,536,207

	June 30, 2013	December 31, 2012
Identifiable Assets
Pharmaceutical	4,709,027	7,167,478
Nutraceutical	771,975	641,400

Total	$5,481,002	$7,808,878

Note 11 - Subsequent Events

In April 2013, we entered into a securities purchase agreement with one of our institutional investors pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. The securities purchase agreement provided for the sale of Series A Convertible Preferred Stock in two closings. The initial closing under the securities purchase agreement took place in April 2013. We sold 2,356 shares of Series A Convertible Preferred Stock for an aggregate net proceeds of $2,160,300 at that closing. A second closing for the remaining 1,656 shares of Series A Convertible Preferred Stock took place promptly after shareholder approval of the offering of the Series A Convertible Preferred Stock and the 1 for 20 reverse stock split of our outstanding common stock on July 18, 2013, subsequent to the period covered by this report.

Subsequent to June 30, 2013 the investor converted 742.5 shares of Series A Convertible Preferred Stock into 699,318 shares of common stock. As a result of the conversion, 3,021.9 shares of Series A Convertible Preferred Stock were outstanding at August 11, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended June 30, 2013. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2012 (our “2012 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

We are a medical technology company primarily focused on the development and commercialization of novel products and devices. We are currently operating in four primary business lines through our four operating subsidiaries: Activation Therapeutics, Inc., Angionetics Biologics, Inc., To Go Brands, Inc. and LifeAgain Insurance Solutions, Inc. We report in two business segments. Our Pharmaceutical Products segment includes the operations of our Activation Therapeutics, Inc. and Angionetics Biologics, Inc. subsidiaries. Activation Therapeutics, Inc. is developing and commercializing late-stage line of regenerative medicine product candidates including Excellagen®. Angionetics Biologics, Inc. is developing innovative cardiovascular products including Generx® Our Nutraceutical Products segment includes the operations of our To Go Brands, Inc. subsidiary and is developing and marketing a line of nutraceuticals and other healthy lifestyle products. Our LifeAgain Insurance Solutions, Inc. subsidiary is a life insurance business focused on advanced medical data analytics and is advancing toward commercialization.

Our business is focused on the acquisition, strategic development, and partnering or other monetization of product opportunities or businesses having the potential to address significant unmet medical needs, and having definable pathways to commercialization, and on partnering or other monetization following the achievement of corresponding development objectives. Consistent with our overall business strategy, as our product opportunities and businesses are advanced and corresponding valuations established, we intend to consider various corporate development transactions designed to place our product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses.

We currently report our operations as two operating segments: Pharmaceutical Products, which includes our Activation Therapeutics and Angionetics Biologics businesses, and Nutraceuticals, which includes our To Go Brands nutraceuticals business.

Recent Developments

During the six months ended June 30, 2013 we continued our efforts to advance the clinical development of our biologic product Generx, commercialize our wound healing product Excellagen, integrate and expand the business from our recent acquisition of To Go Brands, Inc., and develop our LifeAgain insurance product in conjunction with strategic partners. Highlights for the first half of 2013 include the following:

Angionetics Biologics, Inc.—Generx Development

Generx (Ad5FGF-4) is a disease-modifying regenerative medicine biologic that is being developed to offer a one-time, non-surgical option for the treatment of myocardial ischemia in patients with stable angina due to coronary artery disease, who might otherwise require surgical and mechanical interventions, such as coronary artery by-pass surgery or balloon angioplasty and stents. Similar to surgical/mechanical revascularization approaches, the goal of our Generx product candidate is to improve blood flow to the heart muscle – but to do so non-surgically, following a single administration from a standard balloon angioplasty catheter. The ASPIRE Phase 3 registration is currently being conducted at up to leading cardiology centers in the Russian Federation to evaluate the therapeutic effects of Generx in patients with myocardial ischemia due to coronary artery disease. The ASPIRE study, a. For additional information about Generx and the ASPIRE clinical study, please visit www.cardiumthx.com/generx.html. Recent developments with respect to Generx include:

•

Advanced forward our Generx ASPIRE Phase 3/ registration study, a 100-patient, randomized and controlled multi-center study currently enrolling patients at up to nine leading cardiology centers in the Russian Federation for patients with myocardial ischemia due to coronary artery disease. The ASPIRE study is designed to further evaluate the safety and effectiveness of our Generx DNA-based angiogenic product candidate, which has already been tested in clinical studies involving 650 patients at more than one hundred medical centers in the U.S., Europe and elsewhere. The efficacy of Generx is being quantitatively assessed using rest and stress SPECT (Single-Photon Emission Computed Tomography) myocardial imaging to measure improvements in microvascular cardiac perfusion following a one-time, non-surgical, catheter-based administration of Generx. The Cedars-Sinai Medical Center Nuclear Cardiology Core

Laboratory in Los Angeles, California, is the central core lab for the study and is responsible for the analysis of SPECT myocardial imaging data electronically transmitted from the Russian medical centers participating in the ASPIRE study. The Russian Health Authority has assigned Generx the therapeutic drug trade name of Cardionovo® for marketing and sales in Russia.

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

Activation Therapeutics, Inc.—Excellagen Commercialization

Excellagen is a syringe-based, professional-use, pharmaceutically-formulated 2.6% fibrillar Type I bovine collagen homogenate that functions as an acellular biological modulator to activate the wound healing process and significantly accelerate the growth of granulation tissue. Excellagen’s FDA clearance provides for very broad labeling including partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/graft, post-Mohs surgery, post-laser surgery, podiatric, wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns and skin tears) and draining wounds. Excellagen is intended for professional use following standard debridement procedures in the presence of blood cells and platelets, which are involved with the release of endogenous growth factors. Excellagen’s unique fibrillar Type I bovine collagen homogenate formulation is topically applied through easy-to-control, pre-filled, sterile, single-use syringes and is designed for application at only one-week intervals. For more information, visit www.excellagen.com.

•	Distribution agreement with Kasiak Holdings AG for the marketing and sale of Excellagen in Germany and Switzerland.

•

Distribution agreement with AvKARE Inc., the Company’s new sales and distribution partner for Excellagen in Veterans Hospitals and other governmental medical facilities throughout the United States. The new agreement and commercialization arrangement with AvKARE effectively replaces an earlier arrangement with Academy Medical, LLC. Cardium elected to transfer the Excellagen distribution responsibilities to AvKARE, which provides five direct wound care experts and allows Cardium’s 25 distributor representatives access to all government accounts. AvKARE services a diverse customer base that includes government (federal, state and municipal) and commercial sectors

•

New FDA 510(k) clearance submission for the Company’s current FDA-cleared Excellagen to reflect additional and specific structural and functional properties based on the Company’s supplemental research and development activities.

•

Collaboration agreement with researchers at Boston Children’s Hospital, to assess the medical utility of Excellagen as a delivery scaffold to seed autologous mesenchymal fetal stem cells for ex-vivo engineering of tissue grafts for transplantation into infants to repair prenatally diagnosed birth defects.

•

Agreement with Orbsen Therapeutics Ltd and the National University of Ireland, Galway, to utilize Excellagen as a delivery agent for Orbsen’s proprietary stromal cell therapy in pre-clinical studies for the potential treatment of diabetic foot ulcers.

•

Presentation at the Symposium on Advanced Wound Care Spring 2013 Meeting highlighting Excellagen’s capability of promoting rapid granulation and complete wound dehiscence and healing in three difficult and complex post-surgical wounds, including Mohs surgery.

•

ISO 13485:2003 certification (a requirement for CE marking) for Excellagen by BSI, one of the world’s leading certification bodies, was received in first quarter 2013. With the completion of ISO certification, the Company reported that it had completed its initial submission of required documentation, including the technical file and design dossier for its CE mark application. The Company recently reported that since the initial submission, it has received requests for supplemental information from BSI. Based on the current status, all information requested has been provided to BSI and the Company believes this process should lead to CE mark certification for Excellagen.

To Go Brands—Integration and Expansion

Since 2007, To Go Brands has been making healthy, great tasting and anti-oxidant-rich phytonutrients and nutraceutical supplements in an array of easy use formats, including drink mixes, chews, powders and capsules, to empower busy lifestyles in today’s fast-paced, tech-driven world. The Go Active! product line includes High Octane®, Green Tea Energy Fusion™, Acai Natural Energy Boost™, and Neo-Energy®. The Go Healthy! product line includes Greens to Go®, Extreme Berries to Go®, Healthy Belly®, VitaRocks®, and Neo-Chill™. Go Trim! products include Smoothie Complete®, Trim Energy Green Coffee Bean™, Trim Energy®, and Neo-Carb Bloc®. To Go Brands products are sold through mass, food and drug channels at retailers including Target, Whole Foods, Sprouts, Kroger, GNC, RiteAid, Jewel-Osco, Ralph’s Supermarkets, Vitamin World, Meijer, Fred Meyer, King Soopers, and the Vitamin Shoppe, as well as directly from the company’s web-based store. To learn more about To Go Brands, visit www.togobrands.com.

•

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

LifeAgain™ Insurance Solutions—Product Development

LifeAgain™ Insurance Solutions, Inc., is a newly-formed, national life insurance business and medical data analytics technology company that is focused on the development, marketing and sale of “survivable risk” term life insurance programs for cancer survivors or others with medical conditions that are currently considered uninsurable based on traditional underwriting standards. Working in cooperation with large and established life insurance companies, LifeAgain seeks to use the power of internally developed and proprietary medical data analytics technology platform to quantitatively support decision rule adaption to broaden eligibility for individuals with specific medical conditions, more deeply assess mortality on an individualized basis using the prognostic value of advanced diagnostic information that is supported by long-term clinical studies, and establish customized premium pricing in a cost effective and scalable manner operating within current life insurance standard operating procedures. LifeAgain’s initial focus will be to develop, market and sell affordable survivable risk life insurance to men with active localized prostate cancer for substantial coverage levels at affordable premium rates. LifeAgain is potentially developing additional new and innovative insurance solutions for other medical conditions currently considered uninsurable by traditional underwriters. The Company has developed intellectual property as it relates to advanced medical data analytics technology that is focused on applications for the insurance underwriting and risk assessment.

In April 2013 we entered into a financing transaction involving the sale of newly authorized Series A Convertible Preferred Stock. Details of the financing transaction are discussed in “Liquidity and Capital Resources” below.

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

Results of Operations

Three months ended June 30, 2013 compared to June 30, 2012.

Revenues for the three months ended June 30, 2013 were $584,571, primarily from sales of our To Go Brands product lines, along with sales of Excellagen as further described in Note 10 to our consolidated financial statements. For the three months ended June 30, 2012 sales were $13,174 and were attributable to our initial distribution of our Medpodium Nutra-Apps nutraceutical products. The increase of $571,397 was principally attributable to the purchase of To Go Brands in September 2012.

Research and development expenses for the three months ended June 30, 2013 were $489,357 compared to $424,734 for the same three month period last year. The increase of $64,623 was the result of increased costs associated with our Generx ASPIRE study in Russia. Research and development expenses for the three months ended June 30, 2013 included $78,000 associated with milestone payments and out of pocket costs of ASPIRE.

Selling, general and administrative expenses for the three months ended June 30, 2013 were $1,873,074 compared to $1,459,214 for the three months ended June 30, 2012. The $413,860 increase was primarily due to the inclusion of $450,000 of costs associated with To Go Brands, Inc. operations acquired in September 2012, offset by decreases in advertising, and professional fees.

Net loss for the three months ended June 30, 2013 was $2,117,548, compared to a net loss of $1,875,447 for the same period in the prior year. The increase in net loss was primarily attributable to the increase from To Go Brands selling, general and administrative expenses described above, partially offset by their gross margin.

Six months ended June 30, 2013 compared to June 30, 2012.

Revenues for the six months ended June 30, 2013 were $1,183,776, primarily from sales of our To Go Brands product lines, along with sales of Excellagen as further described in Note 10 to our consolidated financial statements. For the six months ended June 30, 2012 sales were $33,652 attributable to our distribution of our MedPodium Nutra-Apps nutraceutical products. The increase of $1,150,000 was principally attributable to the purchase of To Go Brands in September 2012.

Research and development expenses for the six months ended June 30, 2013 were $1,251,809 compared to $1,589,333 for the same six month period last year. The decrease of $337,500 was the result of decreases in expenses related to the development of our Excellagen product candidates, offset by increased costs associated with our Generx ASPIRE study in Russia. Research and development expenses for the six months ended June 30, 2013 included $338,000 associated with milestone payments and out of pocket costs of ASPIRE study and $100,000 of product and testing costs used to validate a production volume and cost efficiency improvement for Excellagen.

Selling, general and administrative expenses for the six months ended June 30, 2013 were $3,621,258 compared to $2,968,975 for the six months ended June 30, 2012. The $652,283 increase was primarily due to the inclusion of $929,000 of costs associated with To Go Brands, Inc. operations offset by decreases in advertising, insurance, investor relations and professional fees.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the six months ended June 30, 2013 was $217 compared to $4,681 for the same six month period last year. Interest expense for the six months ended June 30, 2013 was $1,438 and $2,114 at June 30, 2012.

Net loss for the six months ended June 30, 2013 was $4,379,903, roughly unchanged from a net loss of $4,469,483 in the same period for the prior year.

Liquidity and Going Concern

As of June 30, 2013 we had $658,559 in cash and cash equivalents and our working capital was $922,096. As discussed below, we raised an additional $1,531,800 of net proceeds in a transaction that closed in July 2013, subsequent to the period covered by this report.

Net cash used in operating activities was $3,941,000 for the six months ended June 30, 2013 compared to $4,981,000 for the six months ended June 30, 2012. The decrease in net cash used in operating activities was due primarily to an increase in product sales, and decreases in testing and process validation costs for the initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to June 30, 2013, net cash used in operating activities amounted to $98,235,000.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $2,276,000 for the six months ended June 30, 2013. This included the sale of 2,356 shares of Series A Convertible Preferred Stock in April for net proceeds of $2,160,300, and 343,749 shares of common stock in at-the-market transactions in the first quarter for net proceeds of $65,743. From inception (December 22, 2003) to June 30, 2013 net cash provided by financing activities amounted to $101,456,000.

Net cash used in investing activities for the six months ended June 30, 2013 was $4,600. Net cash used in investing activities since inception amounted to $2,562,000. At June 30, 2013 we did not have any significant capital expenditure requirements.

In April 2013, we entered into a securities purchase agreement with one of our institutional investors pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants were issued in connection with this offering, other than placement agent warrants. The securities purchase agreement provided for the sale of Series A Convertible Preferred Stock in two closings. Upon consummation of the financing, which was subject to exchange and other approvals, the initial closing under the securities purchase agreement took place in April 2013. At that closing we sold 2,356 shares of Series A Convertible Preferred Stock for net proceeds of $2,160,300. A second closing for the remaining $1,656,000 was completed following the shareholder approval of the offering of the Series A Convertible Preferred Stock and the reverse stock split on July 18, 2013.

Our business model is designed to develop a diversified portfolio of product opportunities and businesses, leveraging our skills in late-stage product development in order to bridge the critical gap between promising new technologies and readiness for commercialization – and then to partner or monetize such product opportunities or businesses with established organizations capable of advancing their commercialization. Consistent with our business model and long-term strategy, we have already advanced and monetized a first business unit, InnerCool Therapies, Inc., which was sold to Philips Electronics North America Corporation.

We now have four additional business units in our portfolio: (1) Angionetics Biologics, which includes Cardium’s late-stage DNA-based Generx® cardiovascular biologic product candidate; (2) Activation Therapeutics, which includes the Company’s regenerative medicine wound healing technology platform, including its Excellagen® advanced wound care product; (3) To Go Brands®, which includes the Company’s health sciences and nutraceutical business; and (4) LifeAgain Insurance Solutions, Inc. which is focused on building the Company’s medical data analytics technology platform.

These portfolio companies and their business, lead product or product candidate, and current commercial status are outlined on the schedule below.

Portfolio Company	Business Summary	Lead Product	Status

Activation Therapeutics Inc.	Advanced Tissue Regeneration for Wounds & Biological Delivery Platform	Excellagen®	Initial Product FDA-Cleared

Angionetics Biologics Inc.	Cardiovascular Growth Factor Therapeutics	Generx® Product Candidate	Phase 3 Registration Study

To Go Brands Inc.	Nutrition & Health Sciences	Portfolio of 30 Products	Nationwide Commercial Sales at 15,000 Retail Locations

LifeAgain Insurance Solutions Inc.	National Life Insurance Business Focused on Medical Data Analytics	BlueMetric Select™ Term Life Insurance	Advancing toward commercialization

We intend to consider additional corporate development transactions designed to place our product candidates or businesses into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses. In parallel, as our businesses are advanced and corresponding valuations established, we plan to pursue new product opportunities and acquisitions with strong value enhancement potential.

While we may partner or monetize one or more of our product opportunities or businesses consistent with our business model, they cannot be assured and negative cash flow from operations would be expected to continue for the foreseeable future. In order to maintain operations and liquidity, we expect we will need to complete a monetization of one or more product opportunities or business units, and/or complete a financing, before end of year. Our principal business objective in the near term is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family, enter into a distribution arrangement to advance sales of our To Go Brands nutraceuticals business, and/or another corporate transaction. However, we are still a development stage company subject to all the risks and uncertainties that are typical in the lifecycle stage of our business. If we fail to receive sufficient proceeds from the partnering, sale or other monetization of product opportunities or businesses or generate sufficient product sales, or raise funds through additional financings, we will not generate sufficient cash flows to cover our operating expenses. Any additional financings would be expected to be in the form of sale of equity securities.

Based on recently-issued amendments to Rule 506 and Rule 144A under the Securities Act of 1933 that were implemented under Section 201(a) of the Jumpstart Our Business Startups Act (the “JOBS Act”), and since we do not anticipate raising additional funds under our shelf registration statement or as debt within the next 12 months, such financings may be through the sale of private equity interests to Qualified Investors or strategic partners based on the JOBS Act amendments, and/or through other private placements or a public offering of securities, which could potentially be made in the parent company or independently in one or more of our subsidiary business units.

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

As of June 30, 2013, we did not have any significant off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of June 30, 2013 neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related and other matters in connection with the technology we develop or license and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, business relationships or products, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all, or to pay other forms of compensation or expenses. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to us, which we do not consider likely to be material to us, but which can nevertheless result in costs and diversions of resources to pursue and resolve.

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

We will need to raise substantial additional capital to fund our future operations from the sale or other monetization of product opportunities or businesses and/or from additional financing. We cannot be certain that product opportunities or businesses can be sold or otherwise monetized or that additional financing will be available on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity securities or we issue securities in connection with another transaction, the ownership position of existing stockholders could be substantially diluted. Anti-dilution adjustments in our currently outstanding securities would cause further dilution. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Fluctuating interest rates could also increase the costs of any debt financing we may obtain. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short-term liquidity. If we sell or otherwise monetize one or more of our product opportunities or businesses, it could lower or actual or perceived value.

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

On April 4, 2013 we entered into a securities purchase agreement with an institutional investor to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock for maximum proceeds of $4.0 million. The Series A Convertible Preferred Stock is convertible into shares of our common stock at an initial conversion price of $1.82 per share. The conversion price was subsequently reset at $1.02 per share.

The offering of the Series A Convertible Preferred Stock used all of our current availability under our shelf registration statement for the next 12 months, unless the value of our unaffiliated public float rises from current levels. In connection with the offering of the Series A Convertible Preferred Stock we granted the investor certain rights of participation in future equity financings. We have also agreed not to incur specified indebtedness without the consent of the holders of the Series A Convertible Preferred Stock as long as these securities remain outstanding. These factors could restrict our ability to raise capital through equity offerings or debt offerings in the future, which could require us to seek equity financing through a new registration statement, to sell, partner or otherwise monetize assets, to seek alternative sources of funding, or to further reduce expenses.

A delisting from the NYSE MKT could adversely affect the price of our common stock and restrict our access to capital.

Our common stock is currently listed on the NYSE MKT (the “Exchange”). In order to maintain that listing, we must continue to comply with various listing standards of the Exchange, as set forth in Part 10 of the Exchange’s Company Guide

Based on our quarterly report on Form 10-Q for the period ended September 30, 2012, NYSK MKT issued correspondence noting noncompliance with respect to the requirement of section 1003(a)(iv) of its Company Guide in connection with our financial condition and corresponding access to capital based on our having reported cash and cash equivalents of $4.5 million at quarter end, and reporting that we did not have any unused credit or other capital facilities in place at the time. The Exchange indicated that in order to maintain our NYSE MKT listing, we needed to submit a plan by December 31, 2012 outlining plans to regain compliance with Section 1003(a)(iv) of the Company Guide by March 31, 2013, which deadline was subsequently extended to June 30, 2013. Additional information and provisions regarding the NYSE MKT requirements are found in Part 10 of its Company Guide. We disputed the staff’s basis for its determination of deemed noncompliance, but we submitted a plan designed to re-establish compliance with the listing requirement. On January 16, 2013 we reported that our listing compliance plan had been accepted by NYSE MKT; on April 5, 2013, we reported that the compliance period had been extended to June 30, 2013; and on July 2, 2013, we reported that the compliance period had been extended to September 30, 2013.

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

If our common stock was not traded on the NYSE MKT, it would be expected to trade on the OTCMarket, an alternative regulated quotation service that provides quotes, sale prices and volume information in over-the-counter equity securities. The Company’s common stock was traded on the OTC until July 2007, when the Company elected to instead list its shares on the American Stock Exchange (the predecessor to the NYSE MKT). Stock traded on the OTCMarket generally have limited trading volume and exhibit a wider spread between bid and ask prices as compared to stocks traded on the NYSE MKT.

We have relied on a universal shelf registration statement for a significant portion of the sales of our equity securities for cash over the past few years. We have a registration statement on Form S-3 on file with the SEC, and that registration statement automatically incorporates by reference our future periodic reports that we file with the SEC. Under the terms of this registration statement, we can sell shares of our common stock, or other securities linked to our common stock, at transactions from time to time. We have used the registration statement to issue shares of common stock, and recently preferred stock, from time to time in registered direct offerings. We are required to maintain our listing on a national exchange as a condition to the continued use of the shelf registration statement for primary offerings of our common stock. The OTC market is not considered a national exchange. If our listing with the NYSE MKT terminates, we will not be able to renew our shelf registration statement on Form S-3. If that were to occur, we would still be able to sell securities in registered offerings or private placements, but we would lose access to the simplified registration process that the shelf registration statement on Form S-3 provides. We expect that registration statements would to take longer to get effective, and would be more costly to secure and maintain.

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

101

The following financial statements and footnotes from the

Cardium Therapeutics, Inc. Quarterly Report on Form 10-Q

for the quarter ended June 30, 2013 formatted in

eXtensible Business Reporting Language (XBRL): (i)

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

Date: August 14, 2013

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy,
Chief Financial Officer