Form 10-Q
period 2013-09-30
Cardium Therapeutics, Inc.
filed 2013-11-19
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33635

CARDIUM THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0075787
(State of incorporation)	(IRS Employer Identification No.)

11750 Sorrento Valley Rd, Suite 250 San Diego, California 92121	(858) 436-1000
(Address of principal executive offices)	(Registrant’s telephone number)

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

As of November 10, 2013, the registrant had 8,175,674 shares of common stock outstanding.

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

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$585,201	$2,328,074
Restricted cash	0	50,000
Accounts receivable	105,174	328,953
Inventory, net	823,235	1,174,323
Prepaid expenses and other assets	332,682	407,389

Total current assets	1,846,292	4,288,739
Property and equipment, net	65,010	97,582
Investment	435,000	435,000
Technology licenses, net	1,097,511	1,198,318
Intangible assets, net	904,766	1,019,692
Goodwill	584,711	584,711
Other long term assets	195,920	184,836

Total assets	$5,129,210	$7,808,878

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$802,365	$777,861
Accrued liabilities	364,547	614,857

Current liabilities	1,166,912	1,392,718
Deferred rent	11,813	50,370

Total liabilities	1,178,725	1,443,088

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 2,580.9 at September 30, 2013 and 0 at December 31, 2012, with liquidation preferences of $1,000	0	0
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 7,747,228 at September 30, 2013 and 6,460,915 at December 31, 2012	12,956	12,922
Additional paid-in capital	106,500,753	102,767,193
Deficit accumulated during development stage	(102,563,224)	(96,414,325)

Total stockholders’ equity	3,950,485	6,365,790

Total liabilities and stockholders’ equity	$5,129,210	$7,808,878

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 22, 2003 (Inception) to September 30, 2013
	2013	2012	2013	2012
Revenues
Product sales	$471,566	$5,589	$1,655,342	$39,241	$2,440,660
Grant revenues	0	0	0	0	1,623,160

Total revenues	471,566	5,589	1,655,342	39,241	4,063,820
Cost of goods sold	288,522	3,640	977,912	15,191	(1,414,977)

Gross profit	183,044	1,949	677,430	24,050	2,648,843

Operating expenses
Research and development	315,178	508,342	1,566,988	2,097,675	45,573,715
Selling, general and administrative	1,636,871	1,389,731	5,258,129	4,358,706	48,811,487

Total operating expenses	1,952,049	1,898,073	6,825,117	6,456,381	94,385,202

Loss from operations	(1,769,005)	(1,896,124)	(6,147,687)	(6,432,331)	(91,736,360)

Change in fair value of derivative liabilities	0	0	0	64,157	10,395,709
Gain on warrant exchange	0	0	0	0	473,872
Interest income	0	1,204	217	5,885	1,583,855
Interest expense	(0)	0	(1,438)	(2,114)	(7,127,692)

Net loss from continuing operations	(1,769,005)	(1,894,920)	(6,148,908)	(6,364,403)	(86,410,616)
Net loss from discontinued operations	0	0	0	0	(22,561,220)
Gain on sale of business unit	0	0	0	0	6,408,603

Net loss	$(1,769,005)	$(1,894,920)	$(6,148,908)	$(6,364,403)	$(102,563,233)

Deemed dividend on preferred stock	(172,861)	0	(405,872)	0	(0)

Net loss applicable to common stockholders	$(1,941,866)	$(1,894,920)	$(6,554,780)	$(6,364,403)	$(0)

Basic and diluted loss per common share	$(0.28)	$(0.32)	$(0.99)	$(1.10)
Weighted average common shares outstanding	6,995,494	5,952,237	6,595,209	5,774,671

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

CARDIUM THERAPEUTICS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,		December 22, 2003 (Inception) To September 30, 2013
	2013	2012
Cash Flows From Operating Activities
Net loss	$(6,148,908)	$(6,364,403)	$(102,563,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	0	0	(6,408,603)
Gain on sale of warrants	0	0	(518,622)
Loss on abandonment of leaseholds	0	0	135,344
Depreciation	60,224	73,408	2,171,352
Amortization—intangibles	114,926	0	2,849,427
Amortization—debt discount	0	0	5,291,019
Amortization—deferred financing costs	0	0	925,859
Amortization—technology and licenses	100,807	100,806	337,489
Provision for obsolete inventory	(62,431)	0	96,717
Reserve for product returns	(27,646)	0	48,354
Change in fair value of warrants	0	(64,157)	(10,395,709)
Common stock and warrants issued for services and reimbursement of expenses	0	0	203,882
Stock based compensation expense	40,750	128,996	7,638,571
In-process purchased technology	0	0	2,027,529
Deferred rent	(38,557)	(49,615)	11,813
Changes in operating assets and liabilities
Accounts receivable	223,779	(3,621)	120,092
Inventories	413,519	(296,098)	(2,132,373)
Prepaid expenses and other assets	74,707	(165,426)	(438,552)
Deposits	(11,084)	0	(196,064)
Accounts payable	24,504	(377,298)	1,729,000
Accrued liabilities	(222,664)	(50,916)	(685,692)

Net cash used in operating activities	(5,458,074)	(7,068,324)	(99,752,400)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	0	0	(1,500,000)
Cash acquired in acquisitions	0	288,151	1,839,951
Fee paid to list shares issued for technology and product license	0	0	(65,000)
Purchases of property and equipment	(27,652)	(15,866)	(2,860,069)

Net cash used in investing activities	(27,652)	272,285	(2,585,118)

Cash Flows From Financing Activities
Proceeds from officer loan	0	0	62,882
Restricted cash – collateral for letter of credit	50,000	150,000	0
Restricted cash – proceeds placed in escrow from sale of business	0	0	0
Proceeds from the exercise of warrants, net	0	764	1,259,212
Proceeds from debt financing agreement, net of debt issuance costs of $871,833	0	0	14,378,167
Proceeds from the sale of business unit	0	0	11,250,000
Repayment of debt	0	0	(15,750,000)
Proceeds from sales of preferred and common stock, net of issuance costs of $198,086	3,692,853	6,396,127	91,722,458

Net cash provided by financing activities	3,742,853	6,546,891	102,922,719

Net (decrease) increase in cash	(1,742,873)	(249,148)	585,201
Cash and cash equivalents at beginning of period	2,328,074	4,721,279	0

Cash and cash equivalents at end of period	$585,201	$4,472,131	$585,201

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,438	$2,114	$1,394,487
Cash paid for income taxes	$3,200	$2,400	$31,762
Non-Cash Activity:
Subscription receivable for common shares	$0	$0	$17,000
Common stock issued for repayment of loans	$0	$0	$62,882
Stock issued for technology license fee	$0	$0	$1,870,000
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$0	$1,727,849	$7,551,849
Warrants exchanged for stock	$0	$0	$(901,139)
Reclassification of derivative liabilities with expired price protection provisions	$0	$(21,349)	$(4,045,702)

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

We are currently operating in four primary business lines through our four operating subsidiaries: Activation Therapeutics, Inc., Angionetics Biologics, Inc., To Go Brands, Inc. and LifeAgain Insurance Solutions, Inc. We report in two business segments. Our Pharmaceutical Products segment includes the operations of our Activation Therapeutics, Inc. and Angionetics Biologics, Inc. subsidiaries. Activation Therapeutics, Inc. is developing and commercializing a late-stage line of regenerative medicine product candidates. Angionetics Biologics, Inc. is developing innovative cardiovascular products. Our Nutraceutical Products segment includes the operations of our To Go Brands, Inc. subsidiary and is developing and marketing a line of nutraceuticals and other healthy lifestyle products. Our LifeAgain Insurance Solutions, Inc. subsidiary is a life insurance business focused on medical data analysis and is advancing toward commercialization. We anticipate that LifeAgain Insurance Solutions business will be reported as a separate segment, once it establishes material operations.

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

•

On September 28, 2012 we acquired substantially all of the business assets and product portfolio of privately-held To Go Brands, Inc. To Go Brands develops, markets, and sells a portfolio of products, including nutraceutical powder mixes, supplements and chews intended to support healthy lifestyles. These products are sold through food, drug and mass channels at retailers including Whole Foods®, Kroger®, GNC®, Jewel-Osco®, Ralph’s Supermarkets®, Meijer®, and the Vitamin Shoppe® and from the Company’s web-based store.

Our business is focused on the acquisition, strategic development, and partnering or other monetization of product opportunities or businesses, and having definable pathways to commercialization. We intend to consider various corporate development transactions designed to place our product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses.

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

As of September 30, 2013 we had $585,201 in cash and cash equivalents and our working capital was $679,380.

Net cash used in operating activities was $5,458,000 for the nine months ended September 30, 2013 compared to $7,068,000 for the nine months ended September 30, 2012. The decrease in net cash used in operating activities was due primarily to an increase in product sales, and decreases in testing and process validation costs for the initial inventory for our Activation Therapeutics business, including our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to September 30, 2013, net cash used in operating activities amounted to $99,752,000.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $3,743,000 for the nine months ended September 30, 2013. This included the sale of 4,012 shares of Series A Convertible Preferred Stock with net proceeds of $3,692,000, and 343,749 shares of common stock in at-the-market transactions in the first quarter for net proceeds of $65,743. See Note 7. From inception (December 22, 2003) to September 30, 2013 net cash provided by financing activities amounted to $102,923,000.

Net cash used in investing activities for the nine months ended September 30, 2013 was $28,000. Net cash used in investing activities since inception amounted to $2,585,000. At September 30, 2013 we did not have any significant capital expenditure requirements.

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

While we intend to partner or monetize one or more of our product opportunities or businesses consistent with our business model, the timing and success of those transactions cannot be assured and negative cash flow from operations are expected to continue for the foreseeable future. In order to maintain operations and liquidity, we expect we will need to complete a monetization of one or more product opportunities or business units, and/or complete a financing, before end of year. Our principal business objective in the near term is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family, enter into a distribution arrangement to advance sales of our To Go Brands nutraceuticals business, and/or another corporate transaction. If we fail to receive sufficient proceeds from the partnering, sale, or other monetization of product opportunities or businesses, or generate sufficient product sales we will not generate sufficient cash flows to cover our operating expenses.

If needed, we intent to secure additional financings in the form of sale of equity securities. Based on recently-issued amendments to Rule 506 and Rule 144A under the Securities Act of 1933 that were implemented under Section 201(a) of the Jumpstart Our Business Startups Act (the “JOBS Act”), and since we do not anticipate raising additional funds under our shelf registration statement or as debt within the next 12 months, such financings may be through the sale of private equity interests to Qualified Investors or strategic partners based on the JOBS Act amendments, and/or through other private placements or a public offering of securities, which could potentially be made in the parent company or independently in one or more of our subsidiary business units.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with authoritative guidance for development stage enterprises. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cardium Therapeutics, Inc. and its wholly-owned subsidiaries, Activation Therapeutics, Inc. (formerly Tissue Repair Company), LifeAgain Insurance Solutions, Inc., and To Go Brands, Inc. (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2013, we had cash and cash equivalent balances of approximately $335,000 in excess of the federally insured limit of $250,000.

Accounts Receivable

Accounts receivable are stated at cost less an allowance for doubtful accounts, which reflects our estimate of balances that will be not collected. The allowance is based on the history of past write-offs, the aging of balances, collections experience and current credit conditions. Additions to the allowance for doubtful accounts include provisions for bad debt and deductions to the allowance for doubtful accounts include customer write-offs. We have a low occurrence of credit losses and therefore do not believe an allowance for doubtful accounts is necessary at this time.

Long-Lived Assets

Long-lived assets to be held and used, including property, plant, and equipment as well as intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable such as:

•	a significant decline in the observable market value of an asset;

•	a significant change in the extent or manner in which an asset is used; or

•	a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. We do not believe there was any impairment of long-lived assets at September 30, 2013 or December 31, 2012.

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

We sell certain products with rights of return. If the amount of future returns can be reasonably estimated, we recognize revenue when the products are shipped, net of allowance for estimated returns, provided that all other criteria for revenue recognition have been met. A reserve for product returns is recorded based upon historical experience. At September 30, 2013 and December 31, 2012, the reserve for product returns amounted to $48,000 and $76,000, respectively.

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

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three months and nine months ended September 30, 2013 or 2012 because their effect would be anti-dilutive.

As of September 30, 2013 potentially dilutive securities consist of preferred stock convertible into 50,777,475 shares of common stock and outstanding stock options and warrants to acquire 1,276,112 shares of our common stock. As of September 30, 2012, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 1,624,951 shares of our common stock.

Stock-Based Compensation

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. At September 30, 2013 we had no unamortized stock option expense.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended September 30
	2013	2012
Research and development	$0	$5,999
General and administrative	0	36,152

Total stock-based compensation	$0	$42,151

	For the Nine Months Ended September 30,
	2013	2012
Research and development	$5,997	$17,886
General and administrative	34,753	111,110

Total stock-based compensation	$40,750	$128,996

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

Pursuant to the terms of the asset purchase agreement, we issued 480,000 shares of our common stock, which were unregistered and restricted shares. We issued 420,000 unregistered shares of common stock into an escrow account, to be held for 6 months and then released in tranches over the following one year period ending 18 months following the closing of the transaction. As of September 30, 2013 245,000 shares of common stock have been released from the escrow account. An additional 60,000 shares of common stock were issued into escrow to be held for an 18-month period as security for indemnification claims that may arise in connection with the asset purchase transaction or the related business.

We accounted for the acquisition of To Go Brands in accordance with ASC 805 “Business Combinations”.

The unaudited pro forma consolidated financial information for the three months and nine months ended September 30, 2012 is as follows:

Pro Forma Combined for the Acquisition of To Go Brands, Inc.

	For The Three Months Ended September 30, 2012	For The Nine Months Ended September 30, 2012
Net Sales	$410,582	$2,134,868
Net (loss)	(2,160,729)	(6,924,110)
Net (loss) per common share - basic and diluted	$(0.34)	$(1.12)
Weighted average common shares outstanding - basic and diluted	6,372,237	6,194,671

Unaudited pro forma condensed consolidated financial information is presented above as if the To Go Brands acquisition had occurred at the beginning of the period shown. The results have been adjusted to account for the amortization of acquired intangibles and other pro forma adjustments. The pro forma information presented does not purport to present what actual results would have been had the acquisition occurred at the beginning of such periods, nor does the information project results for any future period. The pro forma information includes net sales of To Go Brands for the three and nine months ended September 30, 2012 totaling $404,993 and $2,095,627 respectively. Net (loss) for To Go Brands for the three and nine months ended September 30, 2012 was $(227,501), and $(444,783) respectively.

Note 4 - Inventories

Inventories consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$648,859	$515,244
Finished goods	201,553	748,687

	850,412	1,263,931
Less provision for obsolete inventory	(27,177)	(89,608)

Inventories, net	$823,235	$1,174,323

Note 5 –Intangible assets and strategic investment

Technology license fees and intangible assets consisted of the following:

	September 30, 2013
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$337,489	$1,097,511
Brands	385,000	38,500	346,500
Product formulas	596,000	99,334	496,666
Customer database	77,000	15,400	61,600

	$2,493,000	$490,723	$2,002,277

	December 31, 2012
	Cost	Accumulated Amortization	Net Asset
Technology and product license fee	$1,435,000	$236,682	$1,198,318
Brands	385,000	9,625	375,375
Product formulas	596,000	24,833	571,167
Customer database	77,000	3,850	73,150

	$2,493,000	$274,990	$2,218,010

Amortization expense for the three month period ended September 30, 2013 and September 30, 2012 was $71,910 and $33,602, respectively. Amortization expense for the nine month period ended September 30, 2013 and September 30, 2012 was $215,733 and $100,806, respectively.

Based on the carrying amount of the intangible assets as of September 30, 2013 the amortization expense for the next five years and thereafter is estimated as follows:

Year Ending December 31,	Amount
2013	$71,909
2014	287,642
2015	287,643
2016	287,643
2017	283,792
Thereafter	783,648

Total	$2,002,277

Note 6 - Accrued Liabilities

Accrued Liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Payroll and benefits	$315,716	$454,337
Other	48,831	160,520

Total	$364,547	$614,857

Note 7 - Preferred Stock Transaction

In April 2013, we entered into a securities purchase agreement with one of our institutional investors pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants will be issued in connection with this offering, other than 44,087 placement agent warrants with an exercise price of $2.275 per share and an expiration date of August 27, 2015. The securities purchase agreement provided for the sale of Series A Convertible Preferred Stock in two closings. The initial closing under the securities purchase agreement took place in April 2013, at which we sold 2,356 shares of Series A Convertible Preferred Stock for aggregate net proceeds of $2,160,000. A second closing for the remaining 1,656 shares of Series A Convertible Preferred Stock for aggregate net proceeds of $1,532,000 took place promptly after shareholder approval of the offering of the Series A Convertible Preferred Stock and the 1 for 20 reverse stock split of our outstanding common stock. That closing took place on July 18, 2013. Prior to September 30, 2013 the investor had converted 1,431 shares of Series A Convertible Preferred Stock into 1,269,126 shares of common stock. As a result of the conversion, 2,580.9 shares of Series A Convertible Preferred Stock were outstanding at September 30, 2013.

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

In connection with the convertible preferred stock, the Company determined the instrument contained a beneficial conversion feature at the date of issuance. This beneficial conversion feature amounted to $233,011 for the April transaction and was recorded as a deemed preferred dividend in April 2013. The beneficial conversion feature on the July transaction amounted to $172,861 and was recorded as a deemed preferred dividend in July 2013.

Note 8 - Stock Option Activity

We have an equity incentive plan that was established in 2005 under which 283,292 shares of our common stock have been reserved for issuance to our employees, non-employee directors and consultants.

The following is a summary of stock option activity under our equity incentive plan and warrants issued outside of such plan to our employees and consultants, during the nine months ended September 30, 2013. At September 30, 2013 there was no intrinsic value in the outstanding options.

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2013	177,750	$33.40	2.3
Granted	0	0.00	0
Exercised	0	0.00	0
Expired (vested)	(20,750)	41.18	0
Cancelled (unvested)	(2,844)	14.80	0

Balance outstanding, September 30, 2013	154,156	$32.75	2.25

Exercisable, September 30, 2013	153,479	32.83	2.25

At September 30, 2013 we had no unamortized stock option expense.

Note 9 - Common Stock Purchase Warrants

In connection with various financing transactions we have issued common stock purchase warrants to investors. The following table summarizes warrant activity for the nine months ended September 30, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2013	1,369,321	$19.00	2.1
Warrants issued	44,087	2.28	2.2
Warrants exercised	0	0.00	0
Warrants expired	(291,452)	16.42	0
Warrants cancelled	0	0.00	0

Balance outstanding, September 30, 2013	1,121,956	$19.20	1.9

Warrants exercisable at September 30, 2013	1,077,868	$19.80	1.9

The following table summarizes warrant by exercise price range as of September 30, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Warrants by Price Range
Warrants priced between $2.28 and $12.80	670,938	$11.79	2.2
Warrants priced between $18.00 and $44.00	451,018	$30.46	1.34

Balance outstanding, September 30, 2013	1,121,956	$19.20	1.9

Note 10 - Segment Information

Effective October 1, 2012, we commenced reporting the results of our operations in two segments; Pharmaceutical Products and Nutraceutical Products. We established these two segments following our acquisition of To Go Brands, which presented us with a turn-key opportunity to acquire a limited but established portfolio of nutritional supplement or “nutraceutical” products. We manage these two segments separately due to inherent differences in the nature of pharmaceutical and nutraceutical products. Pharmaceutical products are subject to significantly more stringent regulatory approval standards than nutraceutical products; there are material differences in the cost, time and effort we must expend to develop and test pharmaceutical products, each of these product categories have distinctly different marketing channels and the initial sales ramp is much slower for our products in the Pharmaceutical segment.

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

The following is a summary of certain financial data for each of our business segments:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net Sales
Pharmaceutical	$19,200	$5,589	$109,200	$39,241
Nutraceutical	452,366	0	1,546,142	0

Total	471,566	5,589	1,655,342	39,241

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Operating Loss
Pharmaceutical	1,527,288	1,896,124	5,358,770	6,432,331
Nutraceutical	241,717	0	788,917	0

Total	1,769,005	1,896,124	6,147,687	6,432,331

	September 30, 2013	December 31, 2012
Identifiable Assets
Pharmaceutical	2,965,139	7,167,478
Nutraceutical	2,164,071	641,400

Total	$5,129,210	$7,808,878

Note 11 - Subsequent Events:

On November 15th 2013, subsequent to the period covered by this report, the Company sold its To Go Brands® business to Healthy Brands Collective® in exchange for an equity stake in Healthy Brands preferred stock which convertible into common stock currently represents approximately 4% of their fully-diluted common stock, and the assumption of approximately $300,000 of liabilities. Healthy Brands Collective® is a fast growing private company that has acquired a portfolio of eight independent brand product platforms (prior to To Go Brands) including Cell-nique®, Cherrybrook Kitchen®, Yumnuts®, Living Harvest/Tempt®, Bites of Bliss®, High Country Kombucha® drinks and Organics European Gourmet Bakery™ (formerly Dr. Oetker) natural and organic baking mixes. Healthy Brands expects to make additional brand acquisitions and has previously reported plans to move forward as a public company as its business advances. Cardium, through its health sciences unit, will retain the trademarks and technology relating to the MedPodium nutra-apps and nutraceutical product line and will retain its investment interest in SourceOne, a leading nutraceutical and health sciences ingredient supplier. A Form 8-K will be filed within four days of the sale which will include the required pro forma financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended September 30, 2013. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2012 (our “2012 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

Our business is focused on the acquisition, strategic development, and partnering or other monetization of product opportunities or businesses and having definable pathways to commercialization, and on partnering or other monetization following the achievement of corresponding development objectives. Consistent with our overall business strategy, as our product opportunities and businesses are advanced and corresponding valuations established, we intend to consider various corporate development transactions designed to place our product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses.

Recent Developments

During the nine months ended September 30, 2013 we continued our efforts to advance the clinical development of our biologic product Generx, commercialize our wound healing product Excellagen, integrate and expand the business from our recent acquisition of To Go Brands, Inc., and develop our LifeAgain insurance product in conjunction with strategic partners. Highlights for the first nine months of 2013 include the following:

Angionetics Biologics, Inc.—Generx Development

Generx (Ad5FGF-4) is a disease-modifying regenerative medicine biologic that is being developed to offer a one-time, non-surgical option for the treatment of myocardial ischemia in patients with stable angina due to coronary artery disease, who might otherwise require surgical and mechanical interventions, such as coronary artery by-pass surgery or balloon angioplasty and stents. Similar to surgical/mechanical revascularization approaches, the goal of our Generx product candidate is to improve blood flow to the heart muscle – but to do so non-surgically, following a single administration from a standard balloon angioplasty catheter. The ASPIRE Phase 3 registration is currently being conducted at up to nine leading cardiology centers in the Russian Federation to evaluate the therapeutic effects of Generx in patients with myocardial ischemia due to coronary artery disease. For additional information about Generx and the ASPIRE clinical study, please visit www.cardiumthx.com/generx.html. Recent developments with respect to Generx include:

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

•

We also announced that because of the unique manufacturing process of To Go Brands’ VitaRocks platform, we now have the flexibility to expand the product line into formulas that could include enzymes, electrolytes, amino acids, vitamins and minerals, as well as nutrients, and into other applications including OTC drugs.

LifeAgain™ Insurance Solutions—Product Development

During the third quarter, LifeAgain™ Insurance Solutions, Inc., Cardium’s newly-formed advanced medical data analytics business focused on the development, marketing and sale of “survivable risk” term life insurance programs, and AgencyONE, its commercialization partner, entered into agreements to market and sell term life insurance issued by Symetra Life Insurance Company under LifeAgain’s BlueMetric Select term life insurance program for men with active localized prostate cancer. The BlueMetric Select program was developed based on LifeAgain’s Advanced Medical Data Analytics Platform Technology (ADAPT™) and was specifically designed to provide eligible men with term life insurance coverage following a prostate cancer diagnosis or upon the completion of a prostate cancer surgery, without the traditional multi-year waiting periods and additional medical re-qualifications generally required by most life insurance companies.

The BlueMetric Select program has been designed for men aged 45-65, who are in otherwise good health and who have low- to medium-risk active localized prostate cancer, which has been confirmed by a recent biopsy, and for men who have recently completed prostate cancer surgery. This program seeks to provide term life insurance coverage and may include an automatic renewal option (following the initial ten-year term), the right to convert into universal life insurance, and an accelerated benefit in the event of a terminal illness. The BlueMetric Select Program is designed to offer substantial coverage levels, ranging from $100,000 to $1,000,000, without waiting periods, so an individual can begin the application process on the day of his prostate cancer diagnosis, or immediately following completion of prostate cancer surgery. Additional information is at www.lifeagain.com.

LifeAgain’s proprietary Advanced Medical Data Analytics Platform Technology enables a scalable, actuarial-based risk assessment based on a diagnostic histological biopsy or a prostate cancer surgery. Together with an applicant’s overall health, these factors may be used to support favorable underwriting decisions and to establish appropriate premium pricing based on the level of prostate cancer progression of each applicant. LifeAgain is developing additional new and innovative insurance solutions for other medical conditions currently considered uninsurable by traditional underwriters.

In April 2013 we entered into a financing transaction involving the sale of newly authorized Series A Convertible Preferred Stock. Details of the financing transaction are discussed in “Liquidity and Capital Resources” below.

On November 15th 2013, subsequent to the period covered by this report, we sold our to Go Brands® business to Healthy Brands Collective® in exchange for a $2.5 million equity stake in Healthy Brands preferred stock and the assumption of approximately $300,000 of liabilities. Details of the sale transaction are discussed in “Liquidity and Capital Resources”.

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

Results of Operations

Three months ended September 30, 2013 compared to September 30, 2012.

Revenues for the three months ended September 30, 2013 were $471,566, primarily from sales of our To Go Brands product lines, along with sales of Excellagen as further described in Note 10 to our consolidated financial statements. For the three months ended September 30, 2012 sales were $5,589 and were attributable to our initial distribution of our Medpodium Nutra-Apps nutraceutical products. The increase of $465,977 was principally attributable to the purchase of To Go Brands in September 2012.

Research and development expenses for the three months ended September 30, 2013 were $315,178 compared to $508,342 for the same three month period last year. The decrease of $193,164 was the result of decreased costs associated with our Generx ASPIRE study in Russia based on timing of milestone payments and reduced development costs associated with Excellagen.

        Selling, general and administrative expenses for the three months ended September 30, 2013 were $1,636,871 compared to $1,389,731 for the three months ended September 30, 2012. The $247,140 increase was primarily due to the inclusion of $370,000 of costs associated with To Go Brands, Inc. operations acquired in September 2012, offset by decreases in advertising, and professional fees.

Net loss for the three months ended September 30, 2013 was $1,769,005, compared to a net loss of $1,894,920 for the same period in the prior year. The decrease in net loss was primarily attributable to the decreases in Excellagen development costs and spending controls put in place partially offset by losses generated by To Go Brands.

Nine months ended September 30, 2013 compared to September 30, 2012.

Revenues for the nine months ended September 30, 2013 were $1,655,342, primarily from sales of our To Go Brands product lines, along with sales of Excellagen as further described in Note 10 to our consolidated financial statements. For the nine months ended September 30, 2012 sales were $39,241 attributable to our distribution of our MedPodium Nutra-Apps nutraceutical products. The increase of $1,616,100 was principally attributable to the purchase of To Go Brands in September 2012.

Research and development expenses for the nine months ended September 30, 2013 were $1,566,988 compared to $2,097,675 for the same nine month period last year. The decrease of $530,687 was the result of decreases in expenses related to the development of our Excellagen product candidates, savings in travel and consulting costs offset by increased costs associated with our Generx ASPIRE study in Russia. Research and development expenses for the nine months ended September 30, 2013 included $350,000 associated with milestone payments and out of pocket costs of ASPIRE study and $100,000 of product and testing costs used to validate a production volume and cost efficiency improvement for Excellagen.

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $5,258,129 compared to $4,358,706 for the nine months ended September 30, 2012. The $899,423 increase was primarily due to the inclusion of $1,176,000 of costs associated with To Go Brands, Inc. operations offset by decreases in advertising, insurance, investor relations and professional fees.

We derive interest income from the investment of our available cash in various short-term obligations, such as certificates of deposit, commercial paper and money market funds. Interest income for the nine months ended September 30, 2013 was $217 compared to $5,885 for the same nine month period last year. Interest expense for the nine months ended September 30, 2013 was $1,438 and $2,114 at September 30, 2012.

Net loss for the nine months ended September 30, 2013 was $6,148,908, roughly unchanged from a net loss of $6,364,403 in the same period for the prior year.

Liquidity and Capital Resources

As of September 30, 2013 we had $585,201 in cash and cash equivalents and our working capital was $679,380.

Net cash used in operating activities was $5,458,000 for the nine months ended September 30, 2013 compared to $7,068,000 for the nine months ended September 30, 2012. The decrease in net cash used in operating activities was due primarily to an increase in product sales, and decreases in testing and process validation costs for the initial inventory of our Excellagen topical treatment gel. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to September 30, 2013, net cash used in operating activities amounted to $99,752,000.

Our primary source of liquidity has been cash flows from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $3,743,000 for the nine months ended September 30, 2013. This included the sale of 4,012 shares of Series A Convertible Preferred Stock with net proceeds of $3,692,000, and 343,749 shares of common stock in at-the-market transactions in the first quarter for net proceeds of $65,743. From inception (December 22, 2003) to September 30, 2013 net cash provided by financing activities amounted to $102,923,000.

Net cash used in investing activities for the nine months ended September 30, 2013 was $28,000. Net cash used in investing activities since inception amounted to $2,585,000. At September 30, 2013 we did not have any significant capital expenditure requirements.

In April 2013, we entered into a securities purchase agreement with one of our institutional investors pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants were issued in connection with this offering, other than placement agent warrants. The securities purchase agreement provided for the sale of Series A Convertible Preferred Stock in two closings. Upon consummation of the financing, which was subject to exchange and other approvals, the initial closing under the securities purchase agreement took place in April 2013. At that closing we sold 2,356 shares of Series A Convertible Preferred Stock for net proceeds of $2,160,000. A second closing for the remaining 1,656 shares was completed following the shareholder approval of the offering of the Series A Convertible Preferred Stock and the reverse stock split on July 18, 2013 with net proceeds of $1,532,000.

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

During the three months ended September 30, 2013, we instituted a series of cost reduction actions that include relocation the corporate offices, reduced employee headcount and made across the board salary reductions. These measures are designed to reduce overall operating expenses. The impact of these measures will be reflected in the fourth quarter.

On November 15th 2013, subsequent to the period covered by this report, we sold our To Go Brands® business to Healthy Brands Collective®. The transaction was structured as an asset sale in exchange for a $2.5 million equity stake in Healthy Brands preferred stock and the assumption of approximately $300,000 of liabilities. Healthy Brands Collective® is a fast growing private company that has acquired a portfolio of eight independent brand product platforms including Cell-nique®, Cherrybrook Kitchen®, Yumnuts®, Living Harvest/Tempt®, Bites of Bliss®, High Country Kombucha® drinks and Organics European Gourmet Bakery™ (formerly Dr. Oetker) natural and organic baking mixes. Healthy Brands expects to make additional brand acquisitions and has previously reported plans to move forward as a public company as its business advances. Cardium will retain the trademarks and technology relating to the MedPodium nutra-apps and nutraceutical product line and will retain its investment interest in SourceOne, a leading nutraceutical and health sciences ingredient supplier.

The sale of the To Go Brands is intended to monetize that business by positioning it with a diversified, fast growing platform. Cardium’s preferred stock position in Cell-nique is convertible into common stock currently representing approximately 4% of the fully-diluted common stock, it accrues an 8% annual dividend, and it comes with certain rights and preferences described in Cell-nique’s articles of incorporation. Cardium could also elect to sell or otherwise monetize its preferred stock position in Cell-nique in one or more transactions. The transaction also includes the transfer of certain operating expenses and liabilities to Health Brands Collective, which will further reduce the Company’s operating expenses. A Form 8-K will be filed within four days of the sale which will include the required pro forma financial statements reflecting the impact of the transaction.

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

While we may partner or monetize one or more of our product opportunities or businesses consistent with our business model, the timing and success of those transactions cannot be assured and negative cash flow from operations are expected to continue for the foreseeable future. In order to maintain operations and liquidity, we expect we will need to complete a monetization of one or more product opportunities or business units, and/or complete a financing, before end of year. Our principal business objective in the near term is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family, enter into a distribution arrangement to advance sales of our To Go Brands nutraceuticals business, and/or another corporate transaction. If we fail to receive sufficient proceeds from the partnering, sale or other monetization of product opportunities or businesses or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

        If needed, we intend to secure any additional financings in the form of sale of equity securities. Based on recently-issued amendments to Rule 506 and Rule 144A under the Securities Act of 1933 that were implemented under Section 201(a) of the Jumpstart Our Business Startups Act (the “JOBS Act”), and since we do not anticipate raising additional funds under our shelf registration statement or as debt within the next 12 months, such financings may be through the sale of private equity interests to Qualified Investors or strategic partners based on the JOBS Act amendments, and/or through other private placements or a public offering of securities, which could potentially be made in the parent company or independently in one or more of our subsidiary business units.

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

As of September 30, 2013, we did not have any significant off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2013 neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related, and other matters in connection with the technology we develop or license and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, business relationships or products, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all, or to pay other forms of compensation or expenses. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to us, which we do not consider likely to be material to us, but which can nevertheless result in costs and diversions of resources to pursue and resolve.

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

Our common stock is currently listed on the NYSE MKT (the “Exchange”). In order to maintain that listing, we must continue to comply with various listing standards of the Exchange, as set forth in Part 10 of the Exchange’s Company Guide

Based on our quarterly report on Form 10-Q for the period ended September 30, 2012, NYSK MKT issued correspondence noting noncompliance with respect to the requirement of section 1003(a)(iv) of its Company Guide in connection with our financial condition and corresponding access to capital, based on our having reported cash and cash equivalents of $4.5 million at quarter end, and reporting that we did not have any unused credit or other capital facilities in place at the time. The Exchange indicated that in order to maintain our NYSE MKT listing, we needed to submit a plan by December 31, 2012 outlining plans to regain compliance with Section 1003(a)(iv) of the Company Guide by March 31, 2013, which deadline was subsequently extended to June 30, 2013. Additional information and provisions regarding the NYSE MKT requirements are found in Part 10 of its Company Guide. We disputed the staff’s basis for its determination of deemed noncompliance, but we submitted a plan designed to re-establish compliance with the listing requirement. On January 16, 2013 we reported that our listing compliance plan had been accepted by NYSE MKT; on April 5, 2013, we reported that the compliance period had been extended to June 30, 2013; on July 2, 2013, we reported that the compliance period had been extended to September 30, 2013; and on October 7, 2013 we reported that the compliance period had been extended to December 31, 2013.

The Exchange’s notification had no current effect on the listing of our shares. Rather, we were afforded the opportunity to submit a plan pursuant to which we would seek to establish compliance with the requirements of Section 1003(a)(iv) of the Company Guide by the extended deadline of December 31, 2013. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in our shares being delisted from the Exchange.

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

101

The following financial statements and footnotes from the

Cardium Therapeutics, Inc. Quarterly Report on Form 10-Q

for the quarter ended September 30, 2013 formatted in

eXtensible Business Reporting Language (XBRL): (i)

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

Date: November 19, 2013

CARDIUM THERAPEUTICS, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy,
Chief Financial Officer