Form 10-Q
period 2014-03-31
Taxus Cardium Pharmaceuticals Group Inc.
filed 2014-05-15
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 14, 2014, the registrant had 11,982,988 shares of common stock outstanding.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

•	planned development pathways and potential commercialization activities or opportunities;

•	the timing, conduct and outcome of discussions with regulatory agencies, regulatory submissions and clinical trials, including the timing for completion of clinical studies;

•	our ability to increase revenues, raise sufficient financing and to regain the listing of our common stock on a national exchange;

•	our beliefs and opinions about the safety and efficacy of our products and product candidates and the anticipated results of our clinical studies and trials;

•	our ability to enter into acceptable relationships with one or more contract manufacturers or other service providers on which we may depend, and the ability of such contract manufacturers or other service providers to manufacture biologics, devices, or other key products or components, or to provide other services, of an acceptable quality on a timely and cost-effective basis;

•	our ability to enter into acceptable relationships with one or more development or commercialization partners to advance the commercialization of new products and product candidates and the timing of any product launches;

•	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	our ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	the outcome of litigation matters;

•	the anticipated activities of our personnel, consultants and collaborators;

•	expectations concerning our operations outside the United States;

•	current and future economic and political conditions;

•	overall industry and market performance;

•	the impact of new accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$163,492	$22,489
Inventory, net	134,831	159,831
Prepaid expenses and other assets	438,870	309,200

Total current assets	737,193	491,520
Property and equipment, net	26,640	30,196
Investment	1,699,672	1,699,672
Deposit on investment option	435,000	435,000
Other long term assets	69,989	129,989

Total assets	$2,968,494	$2,786,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,101,098	$990,279
Accrued liabilities	739,644	611,007
Advances for payables from officer	417,484	0

Total current liabilities	2,258,226	1,601,286

Total liabilities	2,258,226	1,601,286

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 1,386 at March 31, 2014 and 1,500 at December 31, 2013, with liquidation preferences of $1,000	0	0
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 9,652,710 at March 31, 2013 and 8,810,624 at December 31, 2013	13,028	12,956
Additional paid-in capital	107,464,346	106,500,753
Deficit accumulated during development stage	(106,767,106)	(105,328,618)

Total stockholders’ equity	710,268	1,185,091

Total liabilities and stockholders’ equity	$2,968,494	$2,786,377

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		(Inception) to March 31, 2014
	2014	2013
Revenues
Product sales	$0	$47,400	$894,518
Grant revenues	0	0	1,623,160

Total revenues	0	47,400	2,517,678
Cost of goods sold	0	(30,020)	(506,225)

Gross profit	0	17,380	2,011,453

Operating expenses
Research and development	243,544	724,876	46,287,642
Selling, general and administrative	1,194,945	1,267,757	49,657,222

Total operating expenses	1,438,489	1,992,633	95,944,864

Loss from operations	(1,438,489)	(1,975,253)	(93,933,411)

Change in fair value of derivative liabilities	0	0	10,395,709
Gain on warrant exchange	0	0	473,872
Interest income	0	217	1,583,855
Interest expense	0	(771)	(7,127,025)

Net loss from continuing operations	$(1,438,489)	$(1,975,807)	$(88,607,000)
Net loss from discontinued operations	0	(286,548)	(24,568,710)
Gain on sale of business unit	0	0	6,408,603

Net loss	$(1,438,489)	$(2,262,355)	$(106,767,107)

Net loss per share—basic and diluted
Net loss from continued operations	$(0.16)	$(0.31)
Net Loss from discontinued operations	(0.00)	(0.04)
Net loss per share—basic and diluted	$(0.16)	$(0.35)
Weighted average number of common shares outstanding	9,037,771	6,377,538

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		December 22, 2003 (Inception) To
	2014	2013	March 31, 2014
Cash Flows From Operating Activities
Net loss	$(1,438,489)	$(2,262,355)	$(106,767,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operation	0	0	(6,408,603)
Gain on sale of warrants	0	0	(518,622)
Loss on abandonment of leaseholds	0	0	135,344
Depreciation	3,556	20,594	2,187,041
Amortization—intangibles	0	38,308	2,857,781
Amortization—debt discount	0	0	5,291,019
Amortization—deferred financing costs	0	0	925,859
Amortization—technology and licenses	0	33,602	337,489
Write-off of technology licenses	0	0	1,097,511
Provision for obsolete inventory	25,000	39,574	121,666
Reserve for product returns	0	(4,328)	(0)
Change in fair value of warrants	0	0	(10,395,709)
Common stock and warrants issued for services and reimbursement of expenses	0	0	203,882
Stock based compensation expense	506,165	40,750	8,144,736
In-process purchased technology	0	0	2,027,529
Deferred rent	0	(18,328)	(0)
Changes in operating assets and liabilities
Accounts receivable	0	134,213	118,423
Inventories	0	43,592	(1,925,194)
Prepaid expenses and other assets	(129,670)	30,750	(552,799)
Deposits	60,000	(1,853)	(70,133)
Payables advance from officer	417,484	0	417,484
Accounts payable	110,819	(109,964)	2,332,805
Accrued liabilities	128,638	(58,751)	(196,601)

Net cash used in operating activities	(316,497)	(2,074,196)	(100,636,199)

Cash Flows From Investing Activities
In-process technology purchased from Tissue Repair Company	0	0	(1,500,000)
Fee paid to list shares issued for technology and product license	0	0	(65,000)
Purchases of property and equipment	0	(4,599)	(2,855,470)
Cash acquired in acquisitions	0	0	1,839,951

Net cash provided by (used in) investing activities	0	(4,599)	(2,580,519)

Cash Flows From Financing Activities
Payables advance from officer	0	0	62,882
Restricted cash—collateral for letter of credit	0	50,000	0
Proceeds from the exercise of warrants, net	0	0	1,259,212
Proceeds from debt financing agreement, net of debt issuance costs of $871,833	0	0	14,378,167
Proceeds from the sale of business unit	0	0	11,250,000
Repayment of debt	0	0	(15,750,000)
Proceeds from sales of preferred and common stock, net of issuance costs of $42,500	457,500	65,744	92,179,949

Net cash provided by financing activities	457,500	115,744	103,380,210

Net increase (decrease) in cash	141,003	(1,963,051)	163,492
Cash and cash equivalents at beginning of period	22,489	2,328,074	0

Cash and cash equivalents at end of period	$163,492	$365,023	$163,492

	Three Months Ended March 31,		December 22, 2003 (Inception) To
	2014	2013	March 31, 2014
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$910	$1,394,487
Cash paid for income taxes	$0	$3,200	$31,762
Non-Cash Activity:
Warrants issued in settlement of Accounts Payable	$75,000		$75,000
Subscription receivable for common shares	$0	$0	$17,000
Common stock issued for repayment of loans	$0	$0	$62,882
Stock issued for technology license fee	$0	$0	$1,870,000
Net assets acquired for the issuance of common stock (exclusive of cash acquired)	$0	$0	$7,551,849
Warrants exchanged for stock	$0	$0	$(901,139)
Reclassification of derivative liabilities with expired price protection provisions	$0	$0	$(4,045,702)
Issuance of note for accrued milestone payment	$0	$0	$500,000
Sale of To Go Brands for preferred stock	$0	$0	$1,699,672

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

Liquidity and Capital Resources

As of March 31, 2014, we had approximately $163,492 in cash and cash equivalents. Our working capital deficit at March 31, 2014 was approximately $1,521,000.

Net cash used in operating activities was $316,497 for the three months ended March 31, 2014 compared to $2,074,196 for the three months ended March 31, 2013. The decrease in net cash used in operating activities was due primarily to spending and headcount reductions in the second half of 2013 and early 2014 and advances against payables made by our CEO. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to March 31, 2014, net cash used in operating activities has been $100,636,199.

We had no net cash used in investing activities for the three months ended March 31, 2014. Net cash used in investing activities since inception has been approximately $2,580,519. At March 31, 2014 we did not have any significant capital expenditure requirements.

During the during the three months ended March 31, 2014, cash flows from financing activities include the sale of 714,286 shares of common stock in transactions for net proceeds of $457,500.

During the period subsequent to March 31, 2014, cash flows from financing activities include the sale of 2,330,278 shares of common stock in transaction with net proceeds of approximately $1,477,000.

Our primary source of liquidity has been cash from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $457,500 for the three months ended March 31, 2014. This was the result of a common stock equity financing with our strategic investor of 714,286 shares of Common Stock priced at $0.70 per share with no warrant coverage for net proceeds of $457,500. From inception (December 22, 2003) to March 31, 2013 net cash provided by financing activities has been $103,380,210.

We anticipate that negative cash flow from operations will continue for the foreseeable future. We do not have any unused credit facilities. As long as any shares of our Series A Convertible Preferred Stock are outstanding, we have agreed that we will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, incur any liens other than specified “Permitted Liens”. We intend to secure additional working capital through sales of additional debt or equity securities to finance our operations. Our principal business objective is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family and/or another corporate transaction. If we fail to enter into an additional strategic licensing arrangement or generate sufficient cash from financing activities we will not generate sufficient cash flows to cover our operating expenses.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with authoritative guidance for development stage enterprises. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2014 or 2013 because their effect would be anti-dilutive.

As of March 31, 2014 potentially dilutive securities consist of outstanding stock options and warrants to acquire 2,500,165 shares of our common stock. As of March 31, 2013, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 1,495,643 shares of our common stock.

Stock-Based Compensation

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	March 31,
	2014	2013
Research and development	$51,409	$5,997
General and administrative	454,756	34,753

Total stock-based compensation	$506,165	$40,750

Investment

On November 15, 2013, we closed the sale of our To Go Brands, Inc. business unit to Healthy Brands Collective. The purchase price was 33,441 shares of preferred stock (representing approximately 4% of the outstanding shares of common stock of Healthy Brands collective on a fully diluted basis) of Cell-nique (parent company of Healthy Brands). Since Cell-nique Corporation is a private company we have recorded the value of those shares of preferred stock on our balance sheet as an investment in Cell-nique Corporation, at the net asset value of the net assets transferred (cost) to Cell-nique Corporation. The Company periodically reviews the carrying amount of its investment in Cell-nique to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value.

Recent Accounting Pronouncements

We do not believe that any recently issued accounting standards, if adopted, would have a material impact on our consolidated financial statements.

NOTE 3—Disposal of Long-Lived Assets

In accordance with the provisions of ASC topic 360 (formerly SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of our To Go Brands Inc. business segment is presented as a discontinued operation in the accompanying consolidated financial statements.

The following results of operations of To Go Brands, Inc. and the expense associated with the write-off of the remaining recorded value of the technology licenses associated with the nutraceutical business are presented as a loss from a discontinued operation in the consolidated statements of operations:

	For the three months ended March 31, 2013	Period from December 22, 2003 (Inception) to March 31, 2014
Revenues
Product sales	$551,805	$2,454,086
Cost of goods sold	320,221	1,384,978

Gross profit	231,584	1,069,108
Operating expenses
Research and development	37,566	168,442
Selling, general and administrative	480,427	1,905,971

Total operating expenses	517,993	2,074,413

Loss from operation	(286,409)	(1,005,305)

Interest, net	(139)	(870)

Net loss from discontinued operations of To Go Brands, Inc.	$(286,548)	$(1,006,175)

Write-off of technology licenses associated with the nutraceutical product lines	0	(1,097,511)

Net loss from discontinued operations	$(286,548)	$(2,103,686)

Note 4—Inventories

Inventories consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials	$183,398	$183,398
Finished goods	0	0

	183,398	183,398
Less provision for obsolete inventory	(48,567)	(23,567)

Inventories, net	$134,831	$159,831

Note 5—Accrued Liabilities

Accrued Liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
Payroll and benefits	$655,809	$511,098
Other	83,835	99,909

Total	$739,644	$611,007

Note 6—Stockholders’ Equity

Common Stock

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

On February 28, 2014, the Company entered into a strategic collaboration and funding arrangement with Shanxi Taxus Pharmaceuticals Co., Ltd., which is based in the Peoples Republic of China (PRC) and is affiliated with Shenzhen Forntsea Taxus Industry Capital Management (“Shanxi Taxus”), to support the worldwide clinical and commercial development of Cardium’s advanced regenerative medicine therapeutics products, including the Generx product candidate and Excellagen. In connection with the agreement, Shanxi Taxus acquired an initial tranche of $0.5 million in unregistered common stock by purchasing 714,286 shares of common stock at $0.70 per share.

The second tranche of funding was delayed while Chinese currency clearance procedures were completed. On May 12, 2014, Shanxi Taxus acquired the second tranche of $1.5 million by purchasing 2,330,278 shares of common stock at $0.6437 per share.

After completion of the second tranche, Shanxi Taxus held approximately 25% of the outstanding common stock of the Company without giving effect to the shares of common stock obtainable upon conversion of preferred shares held by Sabby Healthcare—or approximately 22% of the common stock giving effect to the shares of common stock obtainable by Sabby Healthcare.

While Shanxi Taxus had the right to complete a third tranche of $1.0 million of common stock at a 10% premium above the trailing market price by April 30, 2014, with funding delayed for currency clearance, they closed on the second tranche for $1.5 million (which amount has been received), and committed to promptly provide a minimum of $0.3 million toward the third tranche (which is expected to be cleared shortly), each at a 10% premium above the trailing market price.

Although Shanxi Taxus originally had a right to purchase fourth and fifth tranches of $1.0 million each, with the third tranche not timely closed for the full amount, they will no longer have a contractual right to purchase additional shares pursuant to the terms of the February stock purchase agreement. While we and Shanxi Taxus could mutually agree to effect additional share purchases pursuant to the February agreement or otherwise, they would be at the Company’s discretion with terms to be determined.

The common stock issued to Shanxi Taxus is unregistered, but under the terms of the Stock Purchase Agreement, we agreed to grant the investor piggyback registration rights in the event that the Company files a registration statement for other shares of common stock after the exclusive financing period with the strategic investor ends. No warrants were issued in connection with the transaction.

Preferred Stock

In April 2013, we entered into a securities purchase agreement with Sabby Healthcare, one of our institutional investors pursuant to which we agreed to sell to the investor an aggregate of 4,012 shares of our newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants were issued in connection with this offering, other than 44,087 placement agent warrants with an exercise price of $2.275 per share and an expiration date of August 27, 2015. The securities purchase agreement provided for the sale of Series A Convertible Preferred Stock in two closings. The initial closing under the securities purchase agreement took place in April 2013, at which we sold 2,356 shares of Series A Convertible Preferred Stock for aggregate net proceeds of $2,160,000. A second closing for the remaining 1,656 shares of Series A Convertible Preferred Stock for aggregate net proceeds of $1,532,000 took place promptly after shareholder approval of the offering of the Series A Convertible Preferred Stock and the 1 for 20 reverse stock split of our outstanding common stock. That closing took place on July 18, 2013. Prior to March 31, 2014 the investor had converted 2,626 shares of Series A Convertible Preferred Stock into 2,460,652 shares of common stock. As a result of the conversion, 1,386 shares of Series A Convertible Preferred Stock were outstanding at March 31, 2014.

The holders of our Series A Convertible Preferred Stock are entitled, on an as-converted basis, to dividends equal to and in the same form as any dividends declared and issued on our common stock. Except as required by law, holders of Series A Convertible Preferred Stock are not entitled to voting rights. Upon any liquidation, dissolution or winding up, holders of the Series A Convertible Preferred Stock will be entitled to a liquidation preference above the holders of common stock or any other junior stock in an amount equal to the original purchase price of $1,000, plus any fees, damages or dividends arising. The Series A Convertible Preferred Stock is convertible into shares of our common stock at the option of the holder, subject to a beneficial ownership limitation of 9.99%. The initial conversion price was $1.82 per share after giving effect to the reverse stock split, but was subsequently reset and is currently $0.6437 per share; the conversion price is subject to downward adjustment if we issue common stock or common stock equivalents at a price less than the then effective conversion price. We have the right to force conversion if the volume weighted average price for our common stock exceeds $12.00 per share for 25 trading days during a 30 consecutive trading day period and certain other equity conditions are met.

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

Stock Options and Other Equity Compensation Plans

We have an equity incentive plan that was established in 2005 under which 283,292 shares of our common stock options have been reserved for issuance to employees, non-employee directors and consultants of the Company.

On February 28, 2014 the Company issued 1,457,100 common stock warrants to directors, officers and our chief medical advisor. The warrants were approved by the Board of Directors, have a ten year term and an exercise price of $0.80 per share, which represents a 57% premium to the closing stock price on the date of issuance.

At March 31, 2014 the following shares were outstanding and available for future issuance under the option plan:

Plan	Shares Outstanding	Shares Available for Issuance
2005 Equity Incentive Plan	144,000	139,058

The following is a summary of stock option and warrant activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the three months ended March 31, 2014:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2013	144,000	$31.80	2.1
Granted	1,457,100	$0.80	9.9
Exercised
Cancelled	(0)	$00.00	0
Cancelled (unvested)	(0)	$00.00	0
Expired (vested)

Balance outstanding, March 31, 2014	1,601,100	$3.58	9.2

Balance exercisable, March 31, 2014	1,601,100	$3.58	9.2

As of March 31, 2014 there was no intrinsic value to the outstanding and exercisable options and warrants.

Warrants

The following table summarizes warrant activity issued with financing transactions for the three months ended March 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2013	978,830	$19.82	1.9
Warrants issued
Warrants exercised
Warrants expired	(79,765)	$40.00
Warrants cancelled

Balance outstanding, March 31, 2014	899,065	$18.03	1.77

Warrants exercisable at March 31, 2014	899,065	$18.03	1.77

As of March 31, 2014 there was no intrinsic value to the outstanding and exercisable options.

Note 7—Subsequent Events

Under the terms of a Stock Purchase Agreement, Shanxi Taxus agreed to purchase shares of the Company’s unregistered common stock in multiple tranches, each at a 10% premium to the then-current trailing average market prices of the Company’s common stock at the time of each closing. We closed the second tranche of funding on May 12, 2014 by selling 2,330,278 shares of common stock at $0.6437 per share, based on a trailing average price, resulting in net cash proceeds of $1,477,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended March 31, 2014. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2013 (our “2013 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

Our business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and having definable pathways to commercialization, and on partnering or other monetization following the achievement of corresponding development objectives. Consistent with the Company’s long-term business strategy, as previously reported, Taxus Cardium does not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continues to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization. The Company has continued to pursue a CE mark certification for Excellagen, has fully responded to all information requested by the notified body, and looks forward to completing this process. Consistent with our overall business strategy, as our product opportunities and businesses are advanced and corresponding valuations established, we intend to consider various corporate development transactions designed to place our product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses.

Recent Developments

During 2013, we continued efforts to advance the development of Generx, continued the commercialization of Excellagen, sold To Go Brands, Inc. and completed development of our first LifeAgain product offering. During the three months ended March 31, 2014, we entered into a strategic cooperation agreement and financing arrangement with Shanxi Taxus Pharmaceuticals Ltd. Recent highlights include the following:

Generx Development

Generx® (alferminogene tadenovec/CardioNovo®) is an innovative DNA-based angiogenic therapy being developed for the potential treatment of myocardial ischemia due to advanced coronary artery disease. Generx is designed to stimulate and promote the growth of supplemental collateral vessels to enhance myocardial blood flow (perfusion) following a one-time intracoronary administration from a standard cardiac infusion catheter in patients who have insufficient blood flow due to atherosclerotic plaque build-up in the coronary arteries. Developments with respect to Generx include:

•

Continued our Generx ASPIRE Phase 3/ registration study, a 100-patient, randomized and controlled multi-center study currently enrolling patients at up to nine leading cardiology centers in the Russian Federation for patients with myocardial ischemia due to coronary artery disease. The ASPIRE study is designed to further evaluate the safety and effectiveness of Cardium’s Generx DNA-based angiogenic product candidate, which has already been tested in clinical studies involving 650 patients at more than one hundred medical centers in the U.S., Europe and elsewhere. The efficacy of Generx is being quantitatively assessed using rest and stress SPECT (Single-Photon Emission Computed Tomography) myocardial imaging to measure improvements in microvascular cardiac perfusion following a one-time, non-surgical, catheter-based administration of Generx. The Cedars-Sinai Medical Center Nuclear Cardiology Core Laboratory in Los Angeles,

California, is the central core lab for the study and is responsible for the analysis of SPECT myocardial imaging data electronically transmitted from the Russian medical centers participating in the ASPIRE study. The Russian Health Authority has assigned Generx the therapeutic drug trade name of Cardionovo® for marketing and sales in Russia.

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

Commercialization of Excellagen

On October 3, 2011, our Tissue Repair Company subsidiary received a 510(k) premarket notification from the U.S. Food and Drug Administration (FDA) for its fibrillar collagen-based Excellagen® topical gel for wound healing of diabetic foot ulcers and other dermal wounds. Our 510(k) filing covers Excellagen’s use as a wound care management medical device for topical application by health care professionals for patients with dermal wounds, which can include diabetic ulcers, pressure ulcers, venous ulcers, tunneled/undermined wounds, surgical and trauma wounds, second degree burns, and other types of wounds. Developments with respect to Excellagen include:

•	Excellagen® flowable dermal matrix in combination with Orbsen Therapeutics’ mesenchymal stromal stem cell therapy Cyndacel-M™ has been selected for clinical evaluation in a Phase 1b safety study for the potential treatment of chronic diabetic wounds to be funded by the European Union under EU Framework 7 (FP7). The project, known by the acronym “REDDSTAR” (Repair of Diabetic Damage by Stromal Cell Administration), is being coordinated by Professor Timothy O’Brien, Dean of Medicine and Director of Ireland’s Regenerative Medicine Institute (REMEDI) at National University of Ireland Galway (NUI). The REDDSTAR preclinical studies evaluated the use of Taxus Cardium’s Excellagen® and an alternative collagen-based product to promote the maintenance of stem cell viability. The combination of Cyndacel-M™ and Excellagen® improved wound closure and neo-vascularization in a diabetic dermal wound healing model. Based on those results, Excellagen® was selected to be used with Cyndacel-M™ in a human clinical study.

•	Introduced FDA-cleared Excellagen® professional-use wound care product in March 2012 and entered into a logistics and cold chain services agreement with Smith Medical Partners, a subsidiary of H. D. Smith.

•	Awarded ISO 13485 Certification for Excellagen, State of California manufacturing license and state clearances to market and sell Excellagen in the U.S., and advancement of other international registrations for Excellagen, including CE Mark registration, which we expect to receive approval within the next several weeks.

•	Excellagen selected as one of the Top Ten Podiatry Innovations in 2012 by Podiatry Today publication, and awarded by the American Podiatric Medical Association’s Seal of Approval for Excellagen’s contributions to better foot health and mobility.

•	Formed the Excellagen Medical Advisory Board comprising leading practitioners, clinicians and researchers with diversified expertise in the field of advanced wound care, and Excellagen presentations and case studies at the Desert Foot 2012 High Risk Diabetic Foot Conference.

•	Advanced applications to support the reimbursement process for Excellagen with the Centers for Medicare & Medicaid Services and private insurance providers, and broadened marketing and sales efforts into markets with established CPT® codes for surgical debridement procedures and in-hospital surgical markets covered under DRG reimbursement systems.

•	Planned partner-enabled pilot Phase 2b/3 clinical study for Genedexa™ (Ad5PDGF-B) (previously referred to as the Excellarate™ product candidate). Genedexa’s initial clinical development focus will be for the treatment of chronic, non-healing diabetic foot ulcers. The Company has completed the MATRIX-1 (Phase 1/2) and MATRIX-2 (Phase 2b) clinical studies and the planned Genedexa pilot study represents an important next step forward towards FDA registration of Cardium’s advanced DNA biologic wound care product. Genedexa represents the first product candidate based on the Company’s Excellagen product platform and is comprised of the FDA-cleared Excellagen collagen matrix gel (6%) topical gel and an adenovector gene therapy with DNA encoding for PDGF-B protein. PDGF-B is believed to promote wound healing by directly stimulating cells involved in wound repair and also by eliciting the production of other growth factors. Genedexa, a DNA-based biologic, requires data from clinical studies demonstrating patient safety and efficacy prior to filing for a Biologic License Application.

Consistent with the Company’s long-term business strategy, as previously reported, Taxus Cardium does not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continues to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization. The Company has continued to pursue a CE mark certification for Excellagen, has fully responded to all information requested by the certification body, and looks forward to completing this process.

Sale of To-Go Brands, Inc.

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

The purchase price was 33,441 shares of preferred stock (representing approximately 4% of the outstanding shares of common stock of Cell-nique Corporation in a fully diluted basis) of Cell-nique (parent company of Healthy Brands). Since Cell-nique Corporation is a private company we have recorded the value of those shares of preferred stock on our balance sheet as an investment in Cell-nique Corporation, at the net asset value of the net assets transferred (cost) to Cell-nique Corporation. The Company periodically reviews the carrying amount of its investment in Cell-nique to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 1 in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes.

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

Results of Operations

For the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

The Company generated $47,400 in revenue from the sale of Excellagen products associated with the introduction of the product to the market in the three months ended March 31, 2013, but did record any revenue for the same period in 2014. Consistent with the Company’s long-term business strategy, Taxus Cardium does not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continues to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization.

There were no costs of goods sold for the three months ended March 31, 2014. Costs of Excellagen product sold in the three months ended March 31, 2013 was $30,020.

Research and development expenses for the three months ended March 31, 2014 were $243,544 compared to $724,876 for the same period in 2013. The decrease of $481,332 was the result of decreases in in three expense categories: decreased costs related to our Generx Aspire study, reductions in production and testing costs for Excellagen, and a reduction in personnel costs.

Selling, general and administrative expenses for the three months ended March 31, 2014 were $1,194,945 compared to $1,267,757 for the three months ended March 31, 2014. The Company implemented a number of cash savings initiatives during the second half of 2013 which decreased certain expenses by approximately $493,000, including an overall 29% headcount reduction and salary reductions as well as savings in facility costs associated with the relocation of our corporate headquarters. These expense reductions were offset in the first quarter of 2014 by a non-cash expense of $454,756 associated with stock based compensation expense based on the Black-Scholes value of warrants issued during the period.

Net loss from continuing operations for the three months ended March 31, 2013 was $1,438,489 (including the $506,165 non cash stock based compensation expense $454,756 included in selling, general and administrative and $51,409 included in research and development expense) compared to $1,975,807 for the same period last year (which included only $40,750 of non-cash stock based compensation expense). The decrease in net loss was primarily a result of the decrease in operating expenses described above.

Net loss from discontinued operations for the three months ended March 31, 2013 was $286,548 as a result of the losses incurred by To Go Brands during that period.

Net loss for the three months ended March 31, 2014 was $1,438,489 (including the $506,165 non cash stock based compensation expense) compared to a net loss of $2,262,355 for the same period of 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had approximately $163,492 in cash and cash equivalents. Our working capital deficit at March 31, 2014 was approximately $1,521,000.

        Net cash used in operating activities was $316,497 for the three months ended March 31, 2014 compared to $2,074,196 for the three months ended March 31, 2013. The decrease in net cash used in operating activities was due primarily to spending and headcount reductions in the second half of 2013 and early 2014 and advances against payables made by our CEO. Since inception, our operations have consumed substantial amounts of cash and we have had only limited revenues. From inception (December 22, 2003) to March 31, 2014, net cash used in operating activities has been $100,636,199.

We had no net cash used in investing activities for the three months ended March 31, 2014. Net cash used in investing activities since inception has been approximately $2,580,519 million. At March 31, 2014 we did not have any significant capital expenditure requirements.

During the three months ended March 31, 2014, cash flows from financing activities include the sale of 714,286 shares of common stock in transactions for net proceeds of $457,500. During the period subsequent to March 31, 2014, cash flows from financing activities include the sale of 2,330,278 shares of common stock in transaction with net proceeds of approximately $1,477,000.

Our primary source of liquidity has been cash from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $457,500 for the three months ended March 31, 2014. This was the result of a common stock equity financing with our strategic investor of 714,286 shares of Common Stock priced at $0.70 per share with no warrant coverage for net proceeds of $457,500. From inception (December 22, 2003) to March 31, 2014 net cash provided by financing activities has been $103,380,210.

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

On February 28, 2014, the Company entered into a strategic collaboration and funding arrangement with Shanxi Taxus Pharmaceuticals Co., Ltd., “Shanxi Taxus” which is based in the Peoples Republic of China (PRC) and is affiliated with Shenzhen Forntsea Taxus Industry Capital Management, to support the worldwide clinical and commercial development of Cardium’s advanced regenerative medicine therapeutics products, including the Generx product candidate and Excellagen. In connection with the agreement, Shanxi Taxus acquired an initial tranche of $0.5 million in unregistered common stock by purchasing 714,286 shares of common stock at $0.70 per share.

The second tranche of funding was delayed while Chinese currency clearance procedures were completed. On May 12, 2014, Shanxi Taxus acquired the second tranche of $1.5 million by purchasing 2,330,278 shares of common stock at $0.6437 per share.

After completion of the second tranche, Shanxi Taxus held approximately 25% of the outstanding common stock of the Company without giving effect to the shares of common stock obtainable upon conversion of preferred shares held by Sabby Healthcare—or approximately 22% of the common stock giving effect to the shares of common stock obtainable by Sabby Healthcare.

While Shanxi Taxus had the right to complete a third tranche of $1.0 million of common stock at a 10% premium above the trailing market price by April 30, 2014, with funding delayed for currency clearance, they closed on the second tranche for $1.5 million (which amount has been received), and committed to promptly provide a minimum of $0.3 million toward the third tranche (which is expected to be cleared shortly), each at a 10% premium above the trailing market price.

Although Shanxi Taxus originally had a right to purchase fourth and fifth tranches of $1.0 million each, with the third tranche not timely closed for the full amount, they will no longer have a contractual right to purchase additional shares pursuant to the terms of the February stock purchase agreement. While we and Shanxi Taxus could mutually agree to effect additional share purchases pursuant to the February agreement or otherwise, they would be at the Company’s discretion with terms to be determined.

Cardium and Shanxi Taxus are moving forward with plans to explore the commercialization of Cardium’s advanced regenerative medicine therapeutic products for the emerging and rapidly growing advanced healthcare market in China, and Shanxi Taxus oncology-focused product opportunities for the U.S. market; and for Mr. Jiayue Zhang, who is the Chairman of Shanxi Taxus, and an additional individual with U.S. corporate and financial experience, to join Cardium’s Board of Directors.

We believe that if we complete the $5.0 million funding under this financing arrangement or an alternative financing we will have sufficient capital to fund our operations until December 31, 2014.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2014 neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related, and other matters in connection with the technology we develop or license and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, business relationships or products, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all, or to pay other forms of compensation or expenses. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to Cardium or its subsidiaries, which we do not consider likely to be material to Cardium, but which can nevertheless result in costs and diversions of resources to pursue and resolve.

ITEM 1A.	RISK FACTORS

In addition to the risk factors described below, a number of risk factors that could materially affect our business, product candidates, financial condition and results of operations are disclosed and described in our 2013 Annual Report. You should carefully consider the risks described below and under Item 1A of our 2013 Annual Report, as well as the other information in our 2013 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock. Information about our products are available through the additional website addresses, www.excellagen.com; www.lifeagain.com; and www.healthbrandsco.com.

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

Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our products to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others: the progress of our current and new product development programs; the progress, scope and results of our pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing our products and product candidates; the cost of prosecuting, enforcing and defending against patent claims and other intellectual property rights; competing technological and market developments; and our ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market and/or to monetize the economic value of our product portfolio. We expect we will need to raise additional funds in the future. The audit opinion accompanying our consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

On April 4, 2013 we entered into a securities purchase agreement with an institutional investor to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock for maximum proceeds of $4.0 million. The Series A Convertible Preferred Stock is convertible into shares of our common stock at a current conversion price of $0.6437 per share. In addition, the conversion price is subject to downward adjustment if we issue common stock or common stock equivalents at a price less than the then effective conversion price. In connection with the offering of the Series A Convertible Preferred Stock we granted the investor certain rights of participation in future equity financings. At March 31, 2014, there were 1,386 shares of Series A Convertible Preferred Stock outstanding. As long as the Series A Convertible Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Series A Convertible Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3.1	Certificate of Ownership and Merger as filed with the Delaware Secretary of State On March 14, 2014.	Exhibit 3.1 of our Current report on Form 8-K, filed with the Commission on March 18, 2014.

4.1	Form of Warrant Agreement issued to directors and officers in February 2014.	Filed herewith.

10.1	Strategic Cooperation Agreement dated February 21, 2014 between Cardium Therapeutics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.2	Securities Purchase Agreement dated February 21, 2014 between Cardium Therapeutics, Inc. and Shaanxi Taxus Pharmaceuticals Co., Ltd	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32	Section 1350 Certification	Filed herewith.

101	The following financial statements and footnotes from the Taxus Cardium Pharmaceuticals Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Taxus Cardium Pharmaceuticals Group, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2014

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy,
Chief Financial Officer