Form 10-Q
period 2014-06-30
Taxus Cardium Pharmaceuticals Group Inc.
filed 2014-08-12
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 5, 2014, the registrant had 12,308,988 shares of common stock outstanding.

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

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$719,224	$22,489
Inventory, net	109,830	159,831
Prepaid expenses and other assets	348,901	309,200

Total current assets	1,177,955	491,520
Property and equipment, net	23,161	30,196
Investment	1,699,672	1,699,672
Deposit on investment option	435,000	435,000
Other long term assets	69,989	129,989

Total assets	$3,405,777	$2,786,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,061,234	$990,279
Accrued liabilities	667,435	611,007
Advances from related party - officer	578,148	0

Total current liabilities	2,306,817	1,601,286

Total liabilities	2,306,817	1,601,286

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 1,255 at June 30, 2014 and 1,500 at December 31, 2013, with liquidation preferences of $1,000	0	0
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 12,185,988 at June 30, 2014 and 8,810,624 at December 31, 2013	13,260	12,956
Additional paid-in capital	109,137,731	106,500,753
Stock subscription receivable	(300,000)	0
Accumulated Deficit	(107,752,031)	(105,328,618)

Total stockholders’ equity	1,098,960	1,185,091

Total liabilities and stockholders’ equity	$3,405,777	$2,786,377

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Product sales	$0	$42,600	$0	$90,000

Total revenues	0	42,600	0	90,000
Cost of goods sold	0	26,980	0	57,000

Gross profit	0	15,620	0	33,000

Operating expenses
Research and development	138,608	447,337	382,152	1,172,213
Selling, general and administrative	817,717	1,424,634	1,993,595	2,692,391

Total operating expenses	956,325	1,871,971	2,375,747	3,864,604

Loss from operations	(956,325)	(1,856,351)	(2,375,747)	(3,831,604)

Interest income	0	0	0	217
Interest expense	(28,600)	(0)	(47,667)	(771)

Net loss from continuing operations	(984,925)	(1,856,351)	(2,423,414)	(3,832,158)
Net loss from discontinued operations	0	(261,197)	0	(547,745)

Net loss	$(984,925)	$(2,117,548)	$(2,423,414)	$(4,379,903)

Deemed dividend on preferred stock	(0)	(233,011)	(0)	(233,011)

Net loss applicable to common stockholders	$(984,925)	$(2,350,559)	$(2,423,414)	$(4,612,914)

Net loss per share – Basic and diluted
Net loss from continued operations	$(0.09)	$(0.33)	$(0.24)	$(0.68)
Net loss from discontinued operations	$(0.00)	$(0.04)	$(0.00)	$(0.04)
Net loss per share – Basic and diluted	$(0.09)	$(0.37)	$(0.24)	$(0.72)
Weighted average common shares outstanding	10,857,610	6,405,802	9,952,718	6,391,748

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(2,423,414)	$(4,379,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,035	40,487
Amortization—intangibles	0	76,616
Amortization—technology and licenses	0	67,204
Provision for obsolete inventory	50,000	(62,431)
Reserve for product returns	0	(12,640)
Stock based compensation expense	507,283	40,750
Deferred rent	0	(38,670)
Changes in operating assets and liabilities
Accounts receivable	0	195,048
Inventories	0	314,126
Prepaid expenses and other assets	(39,699)	(16,237)
Deposits	60,000	(1,853)
Payables advance from officer	121,148	0
Accounts payable	70,955	(54,115)
Accrued liabilities	56,428	(109,341)

Net cash used in operating activities	(1,590,264)	(3,940,959)

Cash Flows From Investing Activities
Purchases of property and equipment	0	(4,599)

Net cash provided by (used in) investing activities	0	(4,599)

Cash Flows From Financing Activities
Restricted cash—collateral for letter of credit	0	50,000
Cash advanced from officer	457,000	0
Net Proceeds from sales of preferred and common stock	1,829,999	2,226,043

Net cash provided by financing activities	2,286,999	2,276,403

Net increase (decrease) in cash	696,735	(1,669,515)
Cash and cash equivalents at beginning of period	22,489	2,328,074

Cash and cash equivalents at end of period	$719,224	$658,559

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$1,438
Cash paid for income taxes	$0	$3,200
Non-Cash Activity:
Stock subscription receivable	$300,000	$0
Warrants issued in settlement of Accounts Payable	$75,000	$0

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Liquidity

Organization

Taxus Cardium Pharmaceuticals Group, Inc. was incorporated in Delaware in December 2003. We are a regenerative medicine biotechnology company focused on the development of advanced regenerative therapeutics designed to promote the activation and growth of (1) microvascular circulation to enhance perfusion of ischemic cardiac tissue as a potential treatment for heart disease; and (2) granulation tissue as a treatment for chronic non-healing wounds. We have a commercial FDA-cleared wound care product, a late clinical stage cardiovascular gene therapy product candidate and corresponding technology platforms as outlined below. We also own LifeAgain Insurance Solutions, Inc., a medical analytics business and hold an investment interest in Healthy Brands Collective, a health products company.

In October 2005, we acquired a portfolio of biologic growth factors and related delivery techniques from the Schering AG Group (now part of Bayer AG) for potential use in treating ischemic and other cardiovascular conditions. This technology is the basis for our Generx® product candidate.

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

In August 2006, we acquired rights to assets and technologies of Tissue Repair Company, a company focused on the development of growth factor therapeutics for the potential treatment of tissue wounds such as chronic diabetic wounds. Based on that technology, we developed Excellagen® a single administration therapeutic for the treatment of non-healing, neuropathic diabetic foot ulcers. Tissue Repair Company is operated as a wholly-owned subsidiary of Cardium.

On July 24, 2009, we sold all of the assets and liabilities of our InnerCool Therapies business to Philips Electronics North America Corporation for $11.25 million, as well as the transfer of approximately $1.5 million in trade payables.

On September 28, 2012 we acquired substantially all of the business assets and product portfolio of privately-held To Go Brands, Inc. At the time of the acquisition, To Go Brands developed, marketed and sold a portfolio of products, including nutraceutical powder mixes, supplements and chews intended to support healthy lifestyles. These products were sold through food, drug and mass channels at retailers including Whole Foods®, CVS®, Kroger®, GNC®, Jewel-Osco®, Ralph’s Supermarkets®, Meijer®, and the Vitamin Shoppe® and from To Go Brands’ own web-based store.

On November 15, 2013, we sold our To Go Brands® business to Healthy Brands Collective® in exchange for 33,441 shares of preferred stock of Cell-nique Corporation, the owner of Healthy Brands Collective, as well as the assumption of approximately $370,000 of liabilities. Healthy Brands Collective® is a fast growing private company that has acquired a portfolio of ten independent brand product platforms. At the time of the transaction, the preferred stock was convertible into approximately 4% of the fully-diluted common stock of Cell-nique Corporation.

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

Liquidity and Capital Resources

As of June 30, 2014, we had $719,224 in cash and cash equivalents. Our working capital deficit at June 30, 2014 was approximately $1,129,000.

Net cash used in operating activities was $1,590,264 for the six months ended June 30, 2014 compared to $3,940,959 for the six months ended June 30, 2013. The decrease in net cash used in operating activities was due primarily to spending and headcount reductions in the second half of 2013 and early 2014 and advances against payables made by our CEO.

We had no net cash used in investing activities for the six months ended June 30, 2014. At June 30, 2014 we did not have any significant capital expenditure requirements.

Net cash provided by financing activities was $2,286,999 for the six months ended June 30, 2014. This was primarily the result of a common stock equity financing with a strategic investor for $2.0 million comprised of two tranches. In the first tranche, we sold 714,826 shares of common stock at a price of $0.70 per share for aggregate proceeds of $0.5 million. In the second tranche we sold 2,330,278 shares of common stock for $0.6437 per share for aggregate proceeds of $1.5 million. This also includes $457,000 of cash advanced from our Chief Executive Officer to cover certain Company expenses incurred in the ordinary course of business.

We intend to secure additional working capital through sales of additional debt or equity securities to finance our operations. Under the terms of the securities purchase with our strategic investor, the strategic investor agreed to purchase an additional tranche of securities in the amount of $300,000, priced at a 10% premium to the market price of our common stock. This arrangement has been recorded as a subscription receivable. We do not have any other arrangement for the sale of securities in place at this time.

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

Our principal business objective is to complete an additional strategic licensing agreement to advance sales of our Excellagen product family and/or another corporate transaction. If we fail to enter into an additional strategic licensing arrangement or generate sufficient cash from financing activities we will not generate sufficient cash flows to cover our operating expenses.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Our accounting policies are described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include reserve for inventory, and valuing options and warrants using option pricing models.

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

Revenue Recognition

Our revenues principally consist of sales of Excellagen product. We apply the revenue recognition principles set forth under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104. Accordingly, revenue from product sales is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Generally, these criteria are met when the risk of ownership and title passes to our customers.

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

As of June 30, 2014 potentially dilutive securities consist of preferred stock convertible into 1,949,381 shares of common stock and outstanding stock options and warrants to acquire 2,434,936 shares of our common stock. As of June 30, 2013, potentially dilutive securities consisted of preferred stock convertible into 1,158,462 shares of common stock and outstanding stock options and warrants to acquire 1,377,068 shares of our common stock. These potentially dilutive securities were not included in the calculation of loss per common share for the three months and six months ended June 30, 2014 or 2013 because their effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended June 30,
	2014	2013
Research and development	$0	$0
General and administrative	1,118	0

Total stock-based compensation	$1,118	$0

	For the Six Months Ended June 30,
	2014	2013
Research and development	$51,409	$5,997
General and administrative	455,874	34,753

Total stock-based compensation	$507,283	$40,750

Investment

On November 15, 2013, we closed the sale of our To Go Brands, Inc. business unit to Cell-nique Corporation, the parent company of Healthy Brands Collective. The purchase price was 33,441 shares of preferred stock (representing approximately 4% of the outstanding shares of common stock on a fully diluted basis) and the assumption of certain liabilities. Since Cell-nique Corporation is a private company we have recorded the value of those shares of preferred stock on our balance sheet as an investment in Cell-nique Corporation, at the net asset value of the net assets transferred (cost) to Cell-nique Corporation. We periodically review the carrying amount of our investment in Cell-nique Corporation to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. There were no impairment charges recorded during the six months ended June 30, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with this Quarterly Report on Form 10-Q and its adoption resulted in the removal of previously required development stage disclosures.

NOTE 3—Disposal of Long-Lived Assets

In accordance with the provisions of ASC topic 360 (formerly SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of our To Go Brands, Inc. business segment is presented as a discontinued operation in the accompanying consolidated financial statements.

The following results of operations of To Go Brands, Inc. and the expense associated with the write-off of the remaining recorded value of the technology licenses associated with our former nutraceutical business are presented as a loss from a discontinued operation in the consolidated statements of operations:

	For the three months ended June 30, 2013	For the Six months ended June 30, 2013
Revenues
Product sales	$541,971	$1,093,776
Cost of goods sold	312,170	632,391

Gross profit	229,801	461,385
Operating expenses
Research and development	42,030	79,596
Selling, general and administrative	448,440	928,867

Total operating expenses	490,470	1,008,463

Loss from operation	(260,669)	(547,078)

Interest, net	(528)	(667)

Net loss from discontinued operations of To Go Brands, Inc.	(261,197)	$(547,745)

Note 4—Inventories

Inventories consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials	$183,398	$183,398
Finished goods	0	0

	183,398	183,398
Less provision for obsolete inventory	(73,567)	(23,567)

Inventories, net	$109,831	$159,831

Note 5—Accrued Liabilities

Accrued Liabilities consisted of the following:

	June 30,	December 31,
	2014	2013
Payroll and benefits	$589,599	$511,098
Other	77,836	99,909

Total	$667,435	$611,007

Note 6—Advances From Related Party - Officer

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officer along with any associated costs. As of June 30, 2014, approximately $494,000 in Company expenses incurred in the ordinary course of business that have been paid by or with cash advanced by the Company’s Chief Executive Officer Christopher Reinhard, and estimated associated costs incurred in connection with the provision of such funds totaling approximately $84,000, remain to be reimbursed by the Company.

Note 7—Stockholders’ Equity

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

On February 28, 2014, we entered into a strategic collaboration and funding arrangement with Shanxi Taxus Pharmaceuticals Co., Ltd., which is based in the Peoples Republic of China (PRC) and is affiliated with Shenzhen Forntsea Taxus Industry Capital Management (“Shanxi Taxus”), to support the worldwide clinical and commercial development of Cardium’s advanced regenerative medicine therapeutics products, including the Generx product candidate and Excellagen. In connection with the agreement, Shanxi Taxus acquired an initial tranche of $0.5 million by purchasing 714,286 shares of common stock at $0.70 per share.

On May 12, 2014, Shanxi Taxus acquired a second tranche of $1.5 million by purchasing 2,330,278 shares of common stock at $0.6437 per share. The common stock issued to Shanxi Taxus is unregistered, but under the terms of the Stock Purchase Agreement, we agreed to grant the investor piggyback registration rights in the event that the Company files a registration statement for other shares of common stock. No warrants were issued in connection with the transaction. Under the terms of the securities purchase with Shanxi Taxus, the strategic investor agreed to purchase an additional tranche of securities in the amount of $300,000, priced at a 10% premium to the market price of our common stock. This arrangement has been recorded as a subscription receivable.

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

The initial closing under the securities purchase agreement took place in April 2013, at which we sold 2,356 shares of Series A Convertible Preferred Stock for aggregate net proceeds of $2,160,000. A second closing for the remaining 1,656 shares of Series A Convertible Preferred Stock for aggregate net proceeds of $1,532,000 took place on July 18, 2013. At June 30, 2014 the investor had converted 2,757 shares of Series A Convertible Preferred Stock into 2,663,652 shares of common stock. As a result of the conversion, 1,255 shares of Series A Convertible Preferred Stock were outstanding at June 30, 2014.

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

We determined the Series A Convertible Preferred Stock contained a beneficial conversion feature at the date of issuance. This beneficial conversion feature amounted to $233,011 for the first closing and was recorded as a deemed preferred dividend in April 2013. The beneficial conversion feature on the second closing amounted to $172,861 and was recorded as a deemed preferred dividend in July 2013.

Stock Options and Other Equity Compensation Plans

We have an equity incentive plan that was established in 2005 under which 283,292 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

At June 30, 2014 the following shares were outstanding and available for future issuance under the option plan:

Plan	Shares Outstanding	Shares Available for Issuance
2005 Equity Incentive Plan	104,500	178,558

On February 28, 2014, outside of the 2005 Equity Incentive Plan, we issued 1,457,100 common stock warrants to directors, officers and our chief medical advisor. The warrants were approved by the Board of Directors, have a ten year term and an exercise price of $0.80 per share, which represented a 57% premium to the closing stock price on the date of issuance.

The following is a summary of stock option and warrant activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the six months ended June 30, 2014:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2013	144,000	$31.80	2.1
Granted	1,457,100	$0.80	9.9
Exercised	0	$0	0
Cancelled	(0)	$0	0
Cancelled (unvested)	(39,500)	$33.11	0
Expired (vested)	0	0	0

Balance outstanding, June 30, 2014	1,561,600	$2.84	9.1

Balance exercisable, June 30, 2014	1,561,600	$2.84	9.1

As of June 30, 2014 there was no intrinsic value to the outstanding and exercisable options and warrants.

Warrants

The following table summarizes warrant activity issued in connection with financing transactions for the six months ended June 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2013	978,830	$19.82	1.9
Warrants issued
Warrants exercised
Warrants expired	(105,494)	$36.59
Warrants cancelled

Balance outstanding, June 30, 2014	873,336	$17.79	1.56

Warrants exercisable at June 30, 2014	873,336	$17.79	1.56

As of June 30, 2014 there was no intrinsic value to the outstanding and exercisable warrants.

Note 8—Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2014 and through the date the condensed consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six month periods ended June 30, 2014. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2013 (our “2013 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

We are a regenerative medicine biotechnology company focused on the development of advanced regenerative therapeutics designed to promote the activation and growth of (1) microvascular circulation to enhance perfusion of ischemic cardiac tissue as a potential treatment for heart disease; and (2) granulation tissue as a treatment for chronic non-healing wounds. We have a commercial FDA-cleared wound care product, a late clinical stage cardiovascular gene therapy product candidate and corresponding technology platforms as outlined below. We also own LifeAgain Insurance Solutions, Inc., an advanced medical data analytics business and hold an investment interest in Healthy Brands Collective, a health products company.

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

Recent Developments

During 2013, we continued efforts to advance the development of Generx, continued the commercialization of Excellagen, sold To Go Brands, Inc. and completed development of our first LifeAgain product offering. During the six months ended June 30, 2014, we continued to support the clinical advancement of our Generx® angiogenic therapy product candidate, continued activities to commercialize our Excellagen® dermal matrix wound care product, and entered into a strategic cooperation agreement and financing arrangement with Shanxi TaxusPharmaceuticals Ltd. a strategic investor based in the Peoples Republic of China (PRC) and affiliated with Shenzhen Forntsea Taxus Industry Capital Management (“Shanxi Taxus”).

For 2014, we are focusing our efforts on the development of our core Generx® product candidate and our Excellagen® platform. As described in more detail below, preliminary results from our Phase 3 clinical study for Generx have been positive, demonstrating potential efficacy of the product in treating myocardial ischemia due to coronary artery disease. Generx is administered in a one-time intracoronary administration from a standard cardiac infusion catheter. Interim study results demonstrate effectiveness similar to that of bypass surgery or stents, but in a significantly less costly and less invasive procedure.

Our Excellagen product has been approved by the FDA for use in wound healing applications such as diabetic foot ulcers. We are aggressively pursuing distribution arrangements and opportunities for the commercialization of Excellagen. In addition, we believe that Excellagen can have significant commercial value as a platform for tissue regeneration based on stem cells, biologics, peptides and/or small molecule drugs therapeutics and are commencing strategic partnering arrangements to evaluate those opportunities.

Our principal business objective is to complete an additional strategic licensing agreement to advance sales of the Excellagen® product family and/or another corporate transaction in order to fund our operations to further advance the Excellagen® platform and complete the development and commercialization of Generx®. If we fail to enter into an additional strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

Recent highlights include the following:

Generx Development

Generx® (alferminogene tadenovec/CardioNovo®) is an innovative DNA-based angiogenic therapy being developed for the potential treatment of myocardial ischemia due to advanced coronary artery disease. Generx is designed to stimulate and promote the growth of supplemental collateral vessels to enhance myocardial blood flow (perfusion) following a one-time intracoronary administration from a standard cardiac infusion catheter in patients who have insufficient blood flow due to atherosclerotic plaque build-up in the coronary arteries. Developments with respect to Generx include:

•	Announced positive interim Phase 3 data from Cardium’s international ASPIRE clinical study showing apparently significant efficacy of Generx® angiogenic gene therapy for myocardial ischemia due to coronary artery disease. The interim results demonstrated statistically significant improvement, as measured by changes after eight weeks in the reversible perfusion defect size (RPDS), determined using rest/stress single-photon emission computed tomography (SPECT) imaging. This improvement in RPDS was consistent with the RPDS improvement previously reported in the Generx AGENT Phase 2 clinical study, and of a magnitude similar to that observed following large vessel revascularization procedures, such as by-pass surgery or percutaneous coronary intervention.

•	Presented the positive interim Phase 3 primary efficacy data and an overview of the Generx clinical development program at the 2014 Biotechnology Industry Organization International Convention, and presented corporate development activities at the annual 2014 Marcum Microcap Conference, covering the Company’s strategic focus on its core advanced regenerative therapeutics and technology platforms.

•	Reported publication of a scientific article, entitled “Identifying and Overcoming Obstacles in Angiogenic Gene Therapy for Myocardial Ischemia,” by Gabor M. Rubanyi, M.D., Ph.D., Cardium’s Chief Scientific Officer, in the August 2014 issue of the Journal of Cardiovascular Pharmacology. The publication outlines advances in scientific and medical knowledge pioneered by Cardium and others in therapeutic angiogenesis for myocardial ischemia, including mechanistic and biological insights, optimization of clinical trial design, and selection of target patient populations and meaningful efficacy endpoints. The publication also reports, for the first time, the results of studies performed by Cardium researchers and collaborators, demonstrating a synergistic interaction between Generx-expressed fibroblast growth factor-4 (FGF-4) and vascular endothelial growth factor (VEGF) in the promotion of neovessel formation, with evidence that FGF controls angiogenesis upstream of VEGF.

•	Continued to support our Generx ASPIRE Phase 3 / registration study, a 100-patient, randomized and controlled multi-center study currently enrolling patients at up to nine leading cardiology centers in the Russian Federation for patients with myocardial ischemia due to coronary artery disease. The ASPIRE study is designed to further evaluate the safety and effectiveness of Cardium’s Generx DNA-based angiogenic product candidate, which has already been tested in clinical studies involving 650 patients at more than one hundred medical centers in the U.S., Europe and elsewhere. The efficacy of Generx is being quantitatively assessed using rest and stress SPECT (Single-Photon Emission Computed Tomography) myocardial imaging to measure improvements in microvascular cardiac perfusion following a one-time, non-surgical, catheter-based administration of Generx. The Cedars-Sinai Medical Center Nuclear Cardiology Core Laboratory in Los Angeles, California, is the central core lab for the study and is responsible for the analysis of SPECT myocardial imaging data electronically transmitted from the Russian medical centers participating in the ASPIRE study. The Russian Health Authority has assigned Generx the therapeutic drug trade name of Cardionovo® for marketing and sales in Russia.

•	Published important Generx findings in the peer-reviewed journal Human Gene Therapy Methods that demonstrate that Cardium’s innovative technique employing transient cardiac ischemia can be used to dramatically enhance gene delivery and transfection efficiency after one-time intracoronary administration of adenovector in mammalian hearts. These finding have been incorporated into the treatment protocols of the Generx ASPIRE Phase 3 study.

•	Presented at the 2013 Phacilitate Annual Cell & Gene Therapy Forum in Washington, DC,, “Optimizing Phase III Trial Design for Generx® (Ad5FGF-4)” reporting on adaptive coronary collateral growth, the biological processes to be targeted by therapeutic angiogenesis, and discussed the lessons learned during the past decade of the Company’s Generx clinical development program.

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

Consistent with our long-term business strategy, we do not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continue to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization. Developments with respect to Excellagen include:

•	Excellagen® flowable dermal matrix in combination with Orbsen Therapeutics’ mesenchymal stromal stem cell therapy Cyndacel-M™ has been selected for clinical evaluation in a Phase 1b safety study for the potential treatment of chronic diabetic wounds to be funded by the European Union under EU Framework 7 (FP7). The project, known by the acronym “REDDSTAR” (Repair of Diabetic Damage by Stromal Cell Administration), is being coordinated by Professor Timothy O’Brien, Dean of Medicine and Director of Ireland’s Regenerative Medicine Institute (REMEDI) at National University of Ireland Galway (NUI). The REDDSTAR preclinical studies evaluated the use of Excellagen® and an alternative collagen-based product to promote the maintenance of stem cell viability. The combination of Cyndacel-M™ and Excellagen® improved wound closure and neo-vascularization in a diabetic dermal wound healing model. Based on those results, Excellagen® was selected to be used with Cyndacel-M™ in a human clinical study.

•	Continued activities relating to the strategic partnering process and monetization Excellagen® flowable dermal matrix wound care product for select U.S.-based vertical market channels and geographic markets. Activities have also continued to leverage Excellagen as an advanced regenerative medicine delivery platform by identifying innovative potential future product extensions for tissue regeneration based on stem cells, biologics, peptides and/or small molecule drugs.

•	Continued application for CE Mark registration for Excellagen® flowable dermal matrix would care product, responding to a request from the notified body BSI for additional information. We are looking forward to the completion of this process and the issuance of an international CE Mark registration for Excellagen.

•	Introduced FDA-cleared Excellagen® professional-use wound care product in March 2012 and entered into a logistics and cold chain services agreement with Smith Medical Partners, a subsidiary of H. D. Smith.

•	Awarded ISO 13485 Certification for Excellagen, State of California manufacturing license and state clearances to market and sell Excellagen in the U.S., and advancement of other international registrations for Excellagen, including CE Mark registration.

•	Excellagen selected as one of the Top Ten Podiatry Innovations in 2012 by Podiatry Today publication, and awarded by the American Podiatric Medical Association’s Seal of Approval for Excellagen’s contributions to better foot health and mobility.

•	Formed the Excellagen Medical Advisory Board comprising leading practitioners, clinicians and researchers with diversified expertise in the field of advanced wound care, and Excellagen presentations and case studies at the Desert Foot 2012 High Risk Diabetic Foot Conference.

•	Advanced applications to support the reimbursement process for Excellagen with the Centers for Medicare & Medicaid Services and private insurance providers, and broadened marketing and sales efforts into markets with established CPT® codes for surgical debridement procedures and in-hospital surgical markets covered under DRG reimbursement systems.

•	Planned partner-enabled pilot Phase 2b/3 clinical study for Genedexa™ (Ad5PDGF-B) (previously referred to as the Excellarate™ product candidate). Genedexa’s initial clinical development focus will be for the treatment of chronic, non-healing diabetic foot ulcers. The Company has completed the MATRIX-1 (Phase 1/2) and MATRIX-2 (Phase 2b) clinical studies and the planned Genedexa pilot study represents an important next step forward towards FDA registration of Cardium’s advanced DNA biologic wound care product. Genedexa represents the first product candidate based on the Company’s Excellagen product platform and is comprised of the FDA-cleared Excellagen collagen matrix gel (6%) topical gel and an adenovector gene therapy with DNA encoding for PDGF-B protein. PDGF-B is believed to promote wound healing by directly stimulating cells involved in wound repair and also by eliciting the production of other growth factors. Genedexa, a DNA-based biologic, requires data from clinical studies demonstrating patient safety and efficacy prior to filing for a Biologic License Application.

Consistent with the Company’s long-term business strategy, as previously reported, Taxus Cardium does not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continues to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization. The Company has continued to pursue a CE mark certification for Excellagen, has responded to information requested by the certification body, and looks forward to completing this process.

Sale of To-Go Brands, Inc.

On November 15, 2013, the Company sold its To Go Brands® business to Healthy Brands Collective® in exchange for 33,441 shares of preferred stock in Cell-nique Corporation (the parent company of Healthy Brands Collective) and the assumption of approximately $370,000 of liabilities. Healthy Brands Collective® is a fast growing private company that has acquired a portfolio of eight independent brand product platforms including Cell-nique® , Cherrybrook Kitchen® , Yumnuts® , Living Harvest/Tempt® , Bites of Bliss® , High Country Kombucha® drinks and Organics European Gourmet Bakery™ (formerly Dr. Oetker) natural and organic baking mixes. Healthy Brands expects to make additional brand acquisitions and has previously reported plans to move forward as a public company as its business advances. As a result of the sale, management determined it appropriate to discontinue the nutraceutical operations which led to the sale of To Go Brands Inc., and to write off the unamortized balance of our technology licenses which was focused on that product line. Accordingly, the activities of To Go Brands, Inc. are reflected in the accompanying financial statements as discontinued operations.

The 33,441 shares of preferred stock represented approximately 4% of the outstanding shares of common stock of Cell-nique Corporation on a fully diluted basis at the time of the transaction. Since Cell-nique Corporation is a private company we have recorded the value of those shares of preferred stock on our balance sheet as an investment in Cell-nique Corporation, at the net asset value of the net assets transferred (cost) to Cell-nique Corporation. The Company periodically reviews the carrying amount of its investment in Cell-nique to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. There were no impairment charges recorded during the six months ended June 30, 2014.

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

Cooperation Agreement with Shanxi Taxus Pharmaceuticals Ltd.

On February 28, 2014, we entered into a collaboration and financing arrangement with Shanxi Taxus, a strategic corporate investor based in China, pursuant to which the parties agreed to collaborate on the advancement of the Company’s product opportunities in China, and the investor’s product opportunities in the United States. The arrangement is reflected in two definitive agreements, each dated as of February 21, 2014, which were concluded and delivered on February 28, 2014, in connection with the first tranche of funding under the financing arrangement.

Under the terms of a collaboration agreement, Shanxi Taxus agreed to apply commercially reasonable efforts to assist Cardium to develop and refine a plan or plans pursuant to which Cardium products, particularly our Generx® and Excellagen® product opportunities, could be commercialized in China; and we agreed, upon request, to apply commercially reasonable efforts to assist Shanxi Taxus to develop and refine a plan or plans pursuant to which Shanxi Taxus’ oncology-related products and product opportunities could be commercialized in the United States. As part of the agreement we changed our name to Taxus Cardium Pharmaceuticals Group, Inc. In addition, we agreed to grant Shanxi Taxus certain board rights based on the level of its financing pursuant to the financing arrangement discussed below.

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

We have identified certain policies such as warrant and stock option compensation expense that are calculated using the Binomial and Black-Scholes Option Model that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. If we were to undervalue our derivative liabilities or stock option compensation expense we would understate the expense recognized in our consolidated statements of operation. Conversely if we were to overvalue our warrant and stock option compensation expenses we would overstate the expense recognized in our consolidated statements of operations.

Our significant accounting policies are described in the notes to our financial statements.

Results of Operations

For the Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

We generated $42,600 in revenue from the sale of Excellagen products associated with the introduction of the product to the market in the three months ended June 30, 2013, but did record any revenue for the same period in 2014. Consistent with our long-term business strategy, we do not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continue to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization.

There were no costs of goods sold for the three months ended June 30, 2014. Costs of Excellagen product sold in the three months ended June 30, 2013 was $26,980.

Research and development expenses for the three months ended June 30, 2014 were $138,608 compared to $447,337 for the same period in 2013. The decrease of $308,729 was the result of decreases in three expense categories: decreased costs related to our Generx Aspire study, reductions in production and testing costs for Excellagen, and a reduction in personnel costs.

Selling, general and administrative expenses for the three months ended June 30, 2014 were $817,717 compared to $1,424,634 for the three months ended June 30, 2013. We implemented a number of cash savings initiatives during the second half of 2013 which decreased certain expenses by approximately 578,000, including an overall in personnel costs of 29% as a result of headcount and salary reductions, as well as savings in facility costs associated with the relocation of our corporate headquarters.

Interest expense for the three months ended June 30, 2014 was $28,600 and represents interest costs incurred by a Company officer in connection with advances for payables to be reimbursed by the company.

Net loss from continuing operations for the three months ended June 30, 2014 was $984,925 compared to $1,856,351 for the same period last year. The decrease in net loss was primarily a result of the decrease in operating expenses described above.

Net loss from discontinued operations for the three months ended June 30, 2013 was $261,197 as a result of the losses incurred by To Go Brands during that period.

Net loss for the three months ended June 30, 2014 was $984,925 compared to a net loss of $2,350,559 for the same period of 2013.

For the Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

We generated $90,000 in revenue from the sale of Excellagen products associated with the introduction of the product to the market in the six months ended June 30, 2013, but did record any revenue for the same period in 2014. We do not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continue to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization.

There were no costs of goods sold for the six months ended June 30, 2014. Costs of Excellagen product sold in the six months ended June 30, 2013 was $57,000.

Research and development expenses for the six months ended June 30, 2014 were $382,152 compared to $1,172,213 for the same period in 2013. The decrease of $790,061 was the result of decreases in three expense categories: decreased costs related to our Generx Aspire study, reductions in production and testing costs for Excellagen, and a reduction in personnel costs.

Selling, general and administrative expenses for the six months ended June 30, 2014 were $1,993,595 compared to $2,692,391 for the six months ended June 30, 2013. We implemented a number of cash savings initiatives during the second half of 2013 which decreased certain expenses by approximately $1,100,000, including an overall 29% reduction in personnel costs through headcount and salary reductions, as well as savings in facility costs associated with the relocation of our corporate headquarters. These expense reductions were offset in the first quarter of 2014 by a non-cash, stock based compensation expense of $454,756 based on the Black-Scholes value of warrants issued during the period.

Interest expense for the six months ended June 30, 2014 was $47,667 and represents interest costs incurred by a Company officer in connection with advances for payables to be reimbursed by the company.

Net loss from continuing operations for the six months ended June 30, 2014 was $2,423,414, which included $507,283 of non-cash stock based compensation expense ($455,874 of which was included in selling, general and administrative, and $51,409 of which was included in research and development expense), compared to $3,832,158 for the same period last year (which included only $40,750 of non-cash stock based compensation expense). The decrease in net loss was primarily a result of the decrease in operating expenses described above.

Net loss from discontinued operations for the six months ended June 30, 2013 was $547,745 as a result of the losses incurred by To Go Brands during that period.

Net loss for the six months ended June 30, 2014 was $2,423,414 (including the $507,283 non cash stock based compensation expense) compared to a net loss of $4,612,914 for the same period of 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had $719,224 in cash and cash equivalents. Our working capital deficit at June 30, 2014 was approximately $1,129,000.

Net cash used in operating activities was $1,590,264 for the six months ended June 30, 2014 compared to $3,940,959 for the six months ended June 30, 2013. The decrease in net cash used in operating activities was due primarily to spending and headcount reductions in the second half of 2013 and early 2014 and advances against payables made by our CEO.

We had no net cash used in investing activities for the six months ended June 30, 2014. At June 30, 2014 we did not have any significant capital expenditure requirements.

Net cash provided by financing activities was $2,286,999 for the six months ended June 30, 2014. This was primarily the result of a common stock equity financing with Shanxi Taxus, our strategic investor, for $2.0 million comprised of two tranches. In the first tranche, we sold 714,826 shares of common stock at a price of $0.70 per share for aggregate proceeds of $0.5 million. In the second tranche we sold 2,330,278 shares of common stock for $0.6437 per share for aggregate proceeds of $1.5 million. This also includes $457,000 of cash advanced from our Chief Executive Officer to cover certain Company expenses incurred in the ordinary course of business.

We anticipate that negative cash flow from operations will continue for the foreseeable future. We do not have any unused credit facilities. As long as any shares of our Series A Convertible Preferred Stock are outstanding, we have agreed that we will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, or incur any liens other than specified “Permitted Liens”.

We intend to secure additional working capital through sales of additional debt or equity securities to finance our operations. Under the terms of the securities purchase with our strategic investor, the strategic investor agreed to purchase an additional tranche of securities in the amount of $300,000, priced at a 10% premium to the market price of our common stock. This arrangement has been recorded as a subscription receivable. We do not have any other arrangement for the sale of securities in place at this time.

On September 28, 2010, we entered into a Sale Agreement with Brinson Patrick Securities Corporation which enabled us to use Brinson Patrick as a sales manager to sell shares of our common stock on a best efforts basis from time to time in “at-the-market”

transactions pursuant to our shelf registration statement. During the year ended December 31, 2013 we raised $65,744 under this agreement, the majority of which was raised during the first quarter of 2013. The Sale Agreement required that we register the sale of our shares to Brinson Patrick Securities Corporation on a shelf registration statement on Form S-3. Because our common stock is no longer listed on a national exchange, we are not eligible to use a Form S-3 registration statement. Accordingly we do not anticipate additional sales under the Sales Agreement unless and until we regain listing on a national exchange.

On February 28, 2014, we entered into a strategic collaboration and funding arrangement with Shanxi Taxus. The stock purchase agreement granted Shanxi Taxus the right to purchase up to $5.0 million of our common stock. The purchases were to occur in up to five tranches, each at a 10% premium to the then-current trailing average market prices of our common stock at the time of each closing.

Although Shanxi Taxus originally had a right to purchase third, fourth and fifth tranches of $1.0 million each, with the third tranche not timely closed for the full amount, it no longer has a contractual right to purchase additional shares pursuant to the terms of the stock purchase agreement. While we and Shanxi Taxus could mutually agree to effect additional share purchases pursuant to the February agreement or otherwise, they would be at our discretion with terms to be determined.

Our principal business objective is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family and/or another corporate transaction. We will continue to seek additional financing that will support our operations until we can secure strategic licensing agreement or other strategic transaction for our core Excellagen® product or Generx® product candidate. If we fail to enter into an additional strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses. Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the rules and regulations of the SEC, as a smaller reporting company we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (i) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (ii) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of June 30, 2014 neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related, and other matters in connection with the technology we develop or license and the products we develop or sell. To the extent we are not successful in defending against any adverse claims concerning our technology, business relationships or products, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all, or to pay other forms of compensation or expenses. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources. In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to Cardium or its subsidiaries, which we do not consider likely to be material to Cardium, but which can nevertheless result in costs and diversions of resources to pursue and resolve.

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

We are dependent on third parties to assist in in commercializing our products including Excellagen. If we are unable to enter into successful collaboration and sales agreements with third parties, we will not be able to successfully commercialize our products.

Our principal business objective is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family and/or another corporate transaction. We do not intend to develop an inside sales team to market and sell our Excellagen® products but plan to depend strategic partnerings. We have entered into some marketing and distribution agreements for Excellagen, but have yet to develop significant revenues from those arrangements. In any such arrangement third parties would be largely responsible for the timing and extent of sales and marketing efforts, they may not dedicate sufficient resources to our product opportunities, and our ability to cause them to devote additional resources or to otherwise promote sales of our products may be limited. If we fail to enter into an additional strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

We will need substantial additional capital to develop our products and for our future operations in the near term. If we are unable to obtain such funds when needed, we may have to delay, scale back or terminate our product development or our business.

We will need to raise substantial additional capital to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms, or at all. In recent years, it has been difficult for companies to raise capital due to a variety of factors. To the extent we raise additional capital through the sale of equity securities or we issue securities in connection with another transaction, the ownership position of existing stockholders could be substantially diluted. Anti-dilution adjustments to the conversion price for our outstanding Series A Preferred Stock would cause further dilution. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short-term liquidity.

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

Rights granted to holders of our Series A Convertible Preferred Stock may impair our ability to secure additional capital.

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

Risks Related to Our Common Stock

The conversion of our Series A Convertible Preferred Stock may result in substantial dilution to holders of our common stock.

On April 4, 2013 we entered into a securities purchase agreement with an institutional investor to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock for maximum proceeds of $4.0 million. The Series A Convertible Preferred Stock is convertible into shares of our common stock at a current conversion price of $0.6437 per share. In addition, the conversion price is subject to downward adjustment if we issue common stock or common stock equivalents at a price less than the then effective conversion price. At June 30, 2014, there were 1,255 shares of Series A Convertible Preferred Stock outstanding, convertible into 1,949,666 shares of common stock at the current conversion price of $0.6437 per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2014 we completed the second tranche of a financing with Shanxi Taxus, selling 2,330,278 shares of common stock at $0.6437 per share, resulting in cash proceeds of $1,477,000. The shares were issued, without registration, in a private placement pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3.1	Certificate of Ownership and Merger as filed with the Delaware Secretary of State On March 14, 2014.	Exhibit 3.1 of our Current report on Form 8-K, filed with the Commission on March 18, 2014.

4.1	Form of Warrant Agreement issued to directors and officers in February 2014.	Exhibit 4.1 of our Form 10-Q, filed with the Commission on May 15, 2014.

10.1	Strategic Cooperation Agreement dated February 21, 2014 between Cardium Therapeutics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.2	Securities Purchase Agreement dated February 21, 2014 between Cardium Therapeutics, Inc. and Shaanxi Taxus Pharmaceuticals Co., Ltd	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32	Section 1350 Certification	Filed herewith.

101	The following financial statements and footnotes from the Taxus Cardium Pharmaceuticals Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Taxus Cardium Pharmaceuticals Group, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2014

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy,
Chief Financial Officer