Form 10-Q
period 2014-09-30
Taxus Cardium Pharmaceuticals Group Inc.
filed 2014-11-19
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 7, 2014, the registrant had 12,308,988 shares of common stock outstanding.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

•	planned development pathways and potential commercialization activities or opportunities;

•	the timing, conduct and outcome of discussions with regulatory agencies, regulatory submissions and clinical trials, including the timing for completion of clinical studies;

•	our ability to realize revenues, raise sufficient financing, maintain stock price and valuation, and to regain the listing of our common stock on a national exchange;

•	our beliefs and opinions about the safety and efficacy of our products and product candidates and the anticipated results of our clinical studies and trials;

•	our ability to enter into acceptable relationships with one or more contract manufacturers or other service providers on which we may depend, and the ability of such contract manufacturers or other service providers to manufacture biologics, devices, or other key products or components, or to provide other services, of an acceptable quality on a timely and cost-effective basis;

•	our ability to enter into acceptable relationships with one or more development or commercialization partners to advance the commercialization of new products and product candidates and the timing of any product launches;

•	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	our ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	the outcome of litigation matters;

•	the anticipated activities of our personnel, consultants and collaborators;

•	expectations concerning our clinical studies or other operations outside the United States;

•	current and future economic and political conditions;

•	overall industry and market performance;

•	the impact of new accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$71,643	$22,489
Inventory, net	84,831	159,831
Prepaid expenses and other assets	296,888	309,200

Total current assets	453,362	491,520
Property and equipment, net	19,681	30,196
Investment	999,672	1,699,672
Deposit on investment option	435,000	435,000
Other long term assets	69,989	129,989

Total assets	$1,977,704	$2,786,377

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,067,744	$990,279
Accrued liabilities	599,353	611,007
Advances from related party - officer	652,289	0

Total current liabilities	2,319,386	1,601,286

Total liabilities	2,319,386	1,601,286

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 1,176 at September 30, 2014 and 1,500 at December 31, 2013, with liquidation preferences of $1,000	0	0
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 12,308,988 at September 30, 2014 and 8,810,624 at December 31, 2013	1,231	881
Additional paid-in capital	109,150,921	106,512,828
Stock subscription receivable	(300,000)	0
Accumulated Deficit	(109,193,834)	(105,328,618)

Total stockholders’ equity	(341,682)	1,185,091

Total liabilities and stockholders’ equity	$1,977,704	$2,786,377

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Product sales	$0	$19,200	$0	$109,200

Total revenues	0	19,200	0	109,200
Cost of goods sold	0	12,160	0	69,160

Gross profit	0	7,040	0	40,040

Operating expenses
Research and development	126,788	280,622	508,940	1,452,835
Selling, general and administrative	586,414	1,253,584	2,580,009	3,945,975

Total operating expenses	713,202	1,534,206	3,088,949	5,398,810

Loss from operations	(713,202)	(1,527,166)	(3,088,949)	(5,358,770)

Interest income	0	0	0	217
Interest expense	(28,600)	(0)	(76,267)	(771)
Impairment loss on investment	(700,000)	0	(700,000)	0

Net loss from continuing operations	(1,441,802)	(1,527,166)	(3,865,216)	(5,359,324)
Net loss from discontinued operations	0	(241,839)	0	(789,584)

Net loss	$(1,441,802)	$(1,769,005)	$(3,865,216)	$(6,148,908)

Deemed dividend on preferred stock	(0)	(172,861)	(0)	(405,872)

Net loss applicable to common stockholders	$(1,441,802)	$(1,941,866)	$(3,865,216)	$(6,554,780)

Net loss per share – Basic and diluted
Net loss from continued operations	$(0.12)	$(0.25)	$(0.36)	$(0.87)
Net loss from discontinued operations	$(0.00)	$(0.03)	$(0.00)	$(0.12)
Net loss per share – Basic and diluted	$(0.12)	$(0.28)	$(0.36)	$(0.99)
Weighted average common shares outstanding	12,261,971	6,995,494	10,730,928	6,595,209

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(3,865,216)	$(6,148,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,515	60,224
Amortization—intangibles	0	114,926
Amortization—technology and licenses	0	100,807
Provision for obsolete inventory	75,000	(62,431)
Reserve for product returns	0	(27,646)
Stock based compensation expense	508 ,444	40,750
Impairment loss on investments	700,000	0
Deferred rent	0	(38,557)
Changes in operating assets and liabilities
Accounts receivable	0	223,779
Inventories	0	413,519
Prepaid expenses and other assets	12,312	74,707
Deposits	60,000	(11,084)
Payables advance from officer	145,289	0
Accounts payable	77,465	24,504
Accrued liabilities	(11,654)	(222,664)

Net cash used in operating activities	(2,287,845)	(5,458,074)

Cash Flows From Investing Activities
Purchases of property and equipment	0	(27,652)

Net cash used in investing activities	0	(27,652)

Cash Flows From Financing Activities
Restricted cash—collateral for letter of credit	0	50,000
Cash advanced from officer	507,000	0
Net Proceeds from sales of preferred and common stock	1,829,999	3,692,853

Net cash provided by financing activities	2,336,999	3,742,853

Net increase (decrease) in cash	49,154	(1,742,873)
Cash and cash equivalents at beginning of period	22,489	2,328,074

Cash and cash equivalents at end of period	$71,643	$585,201

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$1,438
Cash paid for income taxes	$3,200	$3,200

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

Based on our business strategy of partnering or otherwise monetizing products and product candidates with third party commercialization partners, two business units have been formed to coordinate the independent monetization and funding activities of our core products and technologies. The Angionetics business unit will focus on the late-stage clinical development and commercialization of the Company’s Generx® angiogenic gene therapy product candidate, and the Activation Therapeutics unit will focus on the commercialization of the Excellagen® FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics.

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

On November 15, 2013, we sold our To Go Brands® business to Healthy Brands Collective® in exchange for 33,441 shares of preferred stock of Cell-nique Corporation, the owner of Healthy Brands Collective, as well as the assumption of approximately $370,000 of liabilities. Healthy Brands Collective® is a privately held health products company that has acquired a portfolio of ten independent brand product platforms. At the time of the transaction, the preferred stock was convertible into approximately 4% of the fully-diluted common stock of Cell-nique Corporation.

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

Liquidity and Going Concern

As of September 30, 2014, we had $71,643 in cash and cash equivalents. Our working capital deficit at September 30, 2014 was approximately $1,866,024.

We intend to secure additional working capital through sales of additional equity securities to finance our operations. Under the terms of the securities purchase agreement with our strategic investor Shanxi Taxus Pharmaceuticals Co., Ltd., the strategic investor committed to purchase an additional tranche of securities in the amount of $300,000, priced at a 10% premium to the market price of our common stock. This arrangement has been recorded as a subscription receivable. We do not have any other arrangement for the sale of securities in place at this time.

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

Our principal business objectives are to advance the independent monetization and funding activities of our core products and technologies, with our Angionetics unit being focused on the Generx® angiogenic gene therapy product candidate, and our Activation Therapeutics unit being focused on the Excellagen® FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics, and/or to complete alterative corporate transactions. If we fail to conclude such transaction in a timely manner or alternatively generate sufficient cash from financing activities, we will not generate sufficient cash flows to cover our operating expenses.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As of September 30, 2014 potentially dilutive securities consist of preferred stock convertible into 1,826,380 shares of common stock and outstanding stock options and warrants to acquire 2,434,436 shares of our common stock. As of September 30, 2013, potentially dilutive securities consisted of preferred stock convertible into 2,538,874 shares of common stock and outstanding stock options and warrants to acquire 1,276,112 shares of our common stock. These potentially dilutive securities were not included in the calculation of loss per common share for the three months and nine months ended September 30, 2014 or 2013 because their effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended September 30,
	2014	2013
Research and development	$0	$0
General and administrative	1,161	0

Total stock-based compensation	$1,161	$0

	For the Nine Months Ended September 30,
	2014	2013
Research and development	$51,409	$5,997
General and administrative	457,035	34,753

Total stock-based compensation	$508,444	$40,750

At September 30, 2014 $576 of stock based compensation remains to be expensed of the next three years.

Fair Value Measurement

Valuation Hierarchy

The accounting standard of the FASB for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company accounts for investments in other entities under the cost method of accounting when the company does not hold significant interest in nor has any management control over those entities. Based on the assessment, the Company recorded impairment charges of $700,000 and $0 during the nine months ended September 30, 2014 and for the year ended December 31, 2013, respectively. Investments are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the nine months ended September 30, 2014.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2014	$999,672	$—	$—	$999,672
December 31, 2013	$1,699,672	$—	$—	$1,699,672

There were no transfers between level 1, 2 or 3 during the nine months ended September 30, 2014 and for the year ended December 31, 2013.

Change in Level 3 assets measured at fair value for the nine months ended September 30, 2014:

Balance – January 1, 2014	$1,699,672

Impairment of investments	(700,000)

Balance – September 30, 2014	$999,672

The Company performed a valuation to estimate the fair value of its Investment in Cell-nique preferred stock as of September 30, 2014. To determine the value of the equity instrument the Company considered the following three possible valuation methods: (1) the income approach, (2) the market approach and (3) the cost approach to estimate the enterprise value.

The income approach focuses on the income-producing capability of a business by estimating value based on the expectation of future cash flows that a company will generate—such as cash earnings, cost savings, tax deductions, and the proceeds from disposition. These cash flows are discounted to the present using a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The selected discount rate is generally based on rates of return available from alternative investments of similar type, quality and risk.

The market approach valuation method measures the value of an asset or business through an analysis of recent sales or offerings of comparable investments or assets. When applied to the valuation of equity interests, consideration is given to the financial condition and operating performance of the entity being appraised relative to those of publicly traded entities operating in the same or similar lines of business, potentially subject to corresponding economic, environmental and political factors and considered to be reasonable investment alternatives.

The Company selected the Income Approach to estimate the fair value of the Cell-nique Convertible Preferred Stock as of September 30, 2014, based on the financial information provided to the Company by Cell-nique.

Investment

On November 15, 2013, we closed the sale of our To Go Brands, Inc. business unit to Cell-nique Corporation, the parent company of Healthy Brands Collective. The purchase price was 33,441 shares of preferred stock (representing approximately 4% of the outstanding shares of common stock on a fully diluted basis) and the assumption of certain liabilities. Since Cell-nique Corporation is a private company we have recorded the value of those shares of preferred stock on our balance sheet as an investment in Cell-nique Corporation, at the net asset value of the net assets transferred (cost) to Cell-nique Corporation. We periodically review the carrying amount of our investment in Cell-nique Corporation to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. During the quarter ended September 30, 2014, we believe there were certain impairment triggering events and circumstances which warranted an evaluation of investment and as such a non-cash impairment charge of $700,000 was recorded during the quarter ended September 30, 2014.

Recent Accounting Pronouncements

In April 2014, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014–08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014–08). This new standard (i) raises the threshold for disposals to qualify as discontinued operations (ii) allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation, and (iii) provides for new and additional disclosures of discontinued operations and individually material disposal transactions. The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry–specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605–35, Revenue Recognition—Construction–Type and Production–Type Contracts, and create new Subtopic 340–40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011–230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014–09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014–09 on the condensed consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718), which clarifies accounting for share–based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant–date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15, Presentation of Financial Statements – Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014–15 on the condensed consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on report consolidated net income for any periods presented.

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

The following results of operations of To Go Brands, Inc. and the expense associated with the write-off of the remaining recorded value of the technology licenses associated with our former nutraceutical business are presented as a loss from a discontinued operation in the consolidated statements of operations:

	For the three months ended September 30, 2013	For the Nine months ended September 30, 2013
Revenues
Product sales	$452,366	$1,546,142
Cost of goods sold	276,362	908,753

Gross profit	176,004	637,389
Operating expenses
Research and development	34,556	114,152
Selling, general and administrative	383,287	1,312,154

Total operating expenses	417,843	1,426,306

Loss from operation	(241,839)	(788,917)

Interest, net	(0)	(667)

Net loss from discontinued operations of To Go Brands, Inc.	(241,839)	$(789,584)

Note 4—Inventories

Inventories consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials	$183,398	$183,398
Finished goods	0	0

	183,398	183,398
Less provision for obsolete inventory	(98,567)	(23,567)

Inventories, net	$84,831	$159,831

Note 5—Accrued Liabilities

Accrued Liabilities consisted of the following:

	September 30,	December 31,
	2014	2013
Payroll and benefits	$528,017	$511,098
Other	71,336	99,909

Total	$599,353	$611,007

Note 6—Advances From Related Party - Officer

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. As of September 30, 2014, approximately $652,289 in Company expenses incurred in the ordinary course of business that have been paid by or with cash advanced by the Company’s Chief Executive Officer, and estimated associated costs incurred in connection with the provision of such funds totaling approximately $116,000, also remains to be reimbursed by the Company.

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

The initial closing under the securities purchase agreement took place in April 2013, at which we sold 2,356 shares of Series A Convertible Preferred Stock for aggregate net proceeds of $2,160,000. A second closing for the remaining 1,656 shares of Series A Convertible Preferred Stock for aggregate net proceeds of $1,532,000 took place on July 18, 2013. At September 30, 2014 the investor had converted 2,836 shares of Series A Convertible Preferred Stock into 2,786,652 shares of common stock. As a result of the conversion, 1,176 shares of Series A Convertible Preferred Stock were outstanding at September 30, 2014.

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

At September 30, 2014 the following shares were outstanding and available for future issuance under the option plan:

Plan	Shares Outstanding	Shares Available for Issuance
2005 Equity Incentive Plan	104,000	179,058

On February 28, 2014, outside of the 2005 Equity Incentive Plan, we issued 1,457,100 common stock warrants to directors, officers and our chief medical advisor. The warrants were approved by the Board of Directors, have a ten year term and an exercise price of $0.80 per share, which represented a 57% premium to the closing stock price on the date of issuance.

The following is a summary of stock option and warrant activity under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the nine months ended September 30, 2014:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2013	144,000	$31.80	2.1
Granted	1,459,100	$0.80	9.9
Exercised	0	$0	0
Cancelled	(0)	$0	0
Cancelled (unvested)	(42,000)	$33.11	0
Expired (vested)	0	0	0

Balance outstanding, September 30, 2014	1,561,100	$2.84	9.1

Balance exercisable, September 30, 2014	1,561,100	$2.84	9.1

As of September 30, 2014 there was no intrinsic value to the outstanding and exercisable options and warrants.

Warrants

The following table summarizes warrant activity issued in connection with financing transactions for the nine months ended September 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2013	978,830	$19.82	1.9
Warrants issued
Warrants exercised
Warrants expired	(105,494)	$32.68
Warrants cancelled

Balance outstanding, September 30, 2014	873,336	$17.79	1.31

Warrants exercisable at September 30, 2014	873,336	$17.79	1.31

As of September 30, 2014 there was no intrinsic value to the outstanding and exercisable warrants.

Note 8—Commitments and contingencies

The Company in the course of our business, is routinely involved in proceedings such as disputes involving goods or services provided by various third parties to Cardium or its subsidiaries, which we do not consider likely to be material to the technology we develop or license, or the products we develop for commercialization, but which can nevertheless result in costs and diversions of resources to pursue and resolve. For example, in October 2014 we received a complaint filed by Biorasi LLC in Broward County, Florida, seeking payments of approximately $0.5 million related to its activities in connection with the Company’s clinical trial conducted in the Russian Federation. We plan to defend the action and will be seeking a substantially larger amount in counterclaims and therefore, the Company has not recorded any liability for this contingency as the Company believes the outcome is remote.

Note 9—Subsequent Events

We received $80,000 of the $300,000 third tranche of funding from Shanxi Taxus prior to November 19, 2014 by selling 124,281 shares of common stock at $0.6437 per share; the balance of $220,000 is still expected to be received. We have significantly reduced spending and headcount until additional funding is received. The total of $300,000 was recorded in paid in capital and as stock subscription receivable in Stockholders Equity on the balance sheet at September 30, 2014.

The Company has evaluated events that occurred subsequent to September 30, 2014 and through the date the condensed consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine month periods ended September 30, 2014. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2013 (our “2013 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

Based on our business strategy of partnering or otherwise monetizing products and product candidates with third party commercialization partners, two business units have been formed to coordinate the independent monetization and funding activities of our core products and technologies. The Angionetics business unit will focus on the late-stage clinical development and commercialization of the Company’s Generx® angiogenic gene therapy product candidate, and the Activation Therapeutics unit will focus on the commercialization of the Excellagen® FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics.

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

Recent Developments

During 2013, we continued efforts to advance the development of Generx, continued the commercialization of Excellagen, sold To Go Brands, Inc. and completed development of our first LifeAgain product offering. During the nine months ended September 30, 2014, we continued to support the clinical advancement of our Generx® angiogenic therapy product candidate, continued activities to commercialize our Excellagen® dermal matrix wound care product, and entered into a strategic cooperation agreement and financing arrangement with Shanxi Taxus Pharmaceuticals Ltd. a strategic investor based in the People’s Republic of China (PRC) and affiliated with Shenzhen Forntsea Taxus Industry Capital Management (“Shanxi Taxus”).

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

Recent highlights include the following:

Generx Development

Generx® (alferminogene tadenovec/CardioNovo®) is an innovative DNA-based angiogenic therapy being developed for the potential treatment of myocardial ischemia due to advanced coronary artery disease. Generx is designed to stimulate and promote the growth of supplemental collateral vessels to enhance myocardial blood flow (perfusion) following a one-time intracoronary administration from a standard cardiac infusion catheter in patients who have insufficient blood flow due to atherosclerotic plaque build-up in the coronary arteries. Developments with respect to Generx include:

•	Announced positive interim Phase 3 data from Cardium’s international ASPIRE clinical study showing apparently significant efficacy of Generx® angiogenic gene therapy for myocardial ischemia due to coronary artery disease. The interim results demonstrated statistically significant improvement, as measured by changes after eight weeks in the reversible perfusion defect size (RPDS), determined using rest/stress single-photon emission computed tomography (SPECT) imaging. This improvement in RPDS was consistent with the RPDS improvement previously reported in the Generx AGENT Phase 2 clinical study, and of a magnitude similar to that observed following large vessel revascularization procedures, such as by-pass surgery or percutaneous coronary intervention.

•	Presented the positive interim Phase 3 primary efficacy data and an overview of the Generx clinical development program at the 2014 Biotechnology Industry Organization International Convention, and presented corporate development activities and plans at the annual 2014 Marcum Microcap Conference, covering the Company’s strategic focus on its core advanced regenerative therapeutics and technology platforms.

•	Reported publication of a scientific article, entitled “Identifying and Overcoming Obstacles in Angiogenic Gene Therapy for Myocardial Ischemia,” by Gabor M. Rubanyi, M.D., Ph.D., Cardium’s Chief Scientific Officer, in the August 2014 issue of the Journal of Cardiovascular Pharmacology. The publication outlines advances in scientific and medical knowledge pioneered by Cardium and others in therapeutic angiogenesis for myocardial ischemia, including mechanistic and biological insights, optimization of clinical trial design, and selection of target patient populations and meaningful efficacy endpoints. The publication also reports, for the first time, the results of studies performed by Cardium researchers and collaborators, demonstrating a synergistic interaction between Generx-expressed fibroblast growth factor-4 (FGF-4) and vascular endothelial growth factor (VEGF) in the promotion of neovessel formation, with evidence that FGF controls angiogenesis upstream of VEGF.

•	Completed the pilot phase of our Generx ASPIRE Phase 3 / registration study, a 100-patient, randomized and controlled multi-center study at leading cardiology centers in the Russian Federation for patients with myocardial ischemia due to coronary artery disease, and engaged a new clinical research organization to support continuation of the study in coordination with a planned strategic partner. The ASPIRE study is designed to further evaluate the safety and effectiveness of Cardium’s Generx DNA-based angiogenic product candidate, which has already been tested in clinical studies involving 650 patients at more than one hundred medical centers in the U.S., Europe and elsewhere. The efficacy of Generx is being quantitatively assessed using rest and stress SPECT (Single-Photon Emission Computed Tomography) myocardial imaging to measure improvements in microvascular cardiac perfusion following a one-time, non-surgical, catheter-based administration of Generx. The Cedars-Sinai Medical Center Nuclear Cardiology Core Laboratory in Los Angeles, California, is the central core lab for the study and is responsible for the analysis of SPECT myocardial imaging data electronically transmitted from the Russian medical centers participating in the ASPIRE study. The Russian Health Authority has assigned Generx the therapeutic drug trade name of Cardionovo® for marketing and sales in Russia.

•	Published important Generx findings in the peer-reviewed journal Human Gene Therapy Methods that demonstrate that Cardium’s innovative technique employing transient cardiac ischemia can be used to dramatically enhance gene delivery and transfection efficiency after one-time intracoronary administration of adenovector in mammalian hearts. These finding have been incorporated into the treatment protocols of the Generx ASPIRE Phase 3 study.

•	Presented at the 2013 Phacilitate Annual Cell & Gene Therapy Forum in Washington, DC,, “Optimizing Phase III Trial Design for Generx® (Ad5FGF-4)” reporting on adaptive coronary collateral growth, the biological processes to be targeted by therapeutic angiogenesis, and discussed the lessons learned during the past decade of the Company’s Generx clinical development program.

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

Consistent with our long-term business strategy, we do not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continue to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization. Developments with respect to Excellagen include:

•	Excellagen® flowable dermal matrix in combination with Orbsen Therapeutics’ mesenchymal stromal stem cell therapy Cyndacel-M™ has been selected for clinical evaluation in a Phase 1b safety study for the potential treatment of chronic diabetic wounds to be funded by the European Union under EU Framework 7 (FP7). The project, known by the acronym “REDDSTAR” (Repair of Diabetic Damage by Stromal Cell Administration), is being coordinated by Professor Timothy O’Brien, Dean of Medicine and Director of Ireland’s Regenerative Medicine Institute (REMEDI) at National University of Ireland Galway (NUI). The REDDSTAR preclinical studies evaluated the use of Excellagen® and an alternative collagen-based product to promote the maintenance of stem cell viability. The combination of Cyndacel-M™ and Excellagen® improved wound closure and neo-vascularization in a diabetic dermal wound healing model. Based on those results, Excellagen® was selected to be used with Cyndacel-M™ in a human clinical study.

•	Continued activities relating to the strategic partnering process and monetization Excellagen® flowable dermal matrix wound care product for select U.S.-based vertical market channels and geographic markets. Activities have also continued to leverage Excellagen as an advanced regenerative medicine delivery platform by identifying innovative potential future product extensions for tissue regeneration based on stem cells, biologics, peptides and/or small molecule drugs.

•	Pursued application for CE Mark registration for Excellagen® flowable dermal matrix would care product, which is designed to support the potential commercialization of Excellagen in Europe.

•	Introduced FDA-cleared Excellagen® professional-use wound care product in March 2012 and entered into a logistics and cold chain services agreement with Smith Medical Partners, a subsidiary of H. D. Smith.

•	Awarded ISO 13485 Certification for Excellagen, State of California manufacturing license and state clearances to market and sell Excellagen in the U.S., and advancement of other international registrations for Excellagen, including CE Mark registration.

•	Excellagen selected as one of the Top Ten Podiatry Innovations in 2012 by Podiatry Today publication, and awarded by the American Podiatric Medical Association’s Seal of Approval for Excellagen’s contributions to better foot health and mobility.

•	Formed the Excellagen Medical Advisory Board comprising leading practitioners, clinicians and researchers with diversified expertise in the field of advanced wound care, and Excellagen presentations and case studies at the Desert Foot 2012 High Risk Diabetic Foot Conference.

•	Advanced applications to support the reimbursement process for Excellagen with the Centers for Medicare & Medicaid Services and private insurance providers, and broadened marketing and sales efforts into markets with established CPT® codes for surgical debridement procedures and in-hospital surgical markets covered under DRG reimbursement systems.

•	Planned partner-enabled pilot Phase 2b/3 clinical study for Genedexa™ (Ad5PDGF-B) (previously referred to as the Excellarate™ product candidate). Genedexa’s initial clinical development focus will be for the treatment of chronic, non-healing diabetic foot ulcers. The Company has completed the MATRIX-1 (Phase 1/2) and MATRIX-2 (Phase 2b) clinical studies and the planned Genedexa pilot study represents an important next step forward towards FDA registration of Cardium’s advanced DNA biologic wound care product. Genedexa represents the first product candidate based on the Company’s Excellagen product platform and is comprised of the FDA-cleared Excellagen collagen matrix gel (6%) topical gel and an adenovector gene therapy with DNA encoding for PDGF-B protein. PDGF-B is believed to promote wound healing by directly stimulating cells involved in wound repair and also by eliciting the production of other growth factors. Genedexa, a DNA-based biologic, requires data from clinical studies demonstrating patient safety and efficacy prior to filing for a Biologic License Application.

Consistent with the Company’s long-term business strategy, as previously reported, Taxus Cardium does not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continues to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization. The Company has continued to pursue a CE mark certification for Excellagen and looks forward to completing this process.

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

The 33,441 shares of preferred stock represented approximately 4% of the outstanding shares of common stock of Cell-nique Corporation on a fully diluted basis at the time of the transaction. Since Cell-nique Corporation is a private company we have recorded the value of those shares of preferred stock on our balance sheet as an investment in Cell-nique Corporation, at the net asset value of the net assets transferred (cost) to Cell-nique Corporation. The Company periodically reviews the carrying amount of its investment in Cell-nique to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. A non-cash impairment charge of $700,000 was recorded during the quarter ended September 30, 2014.

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

On November 15, 2013, we closed the sale of our To Go Brands, Inc. business unit to Cell-nique Corporation, the parent company of Healthy Brands Collective. The purchase price was 33,441 shares of preferred stock (representing approximately 4% of the outstanding shares of common stock on a fully diluted basis) and the assumption of certain liabilities. Since Cell-nique Corporation is a private company we have recorded the value of those shares of preferred stock on our balance sheet as an investment in Cell-nique Corporation, at the net asset value of the net assets transferred (cost) to Cell-nique Corporation. We periodically review the carrying amount of our investment in Cell-nique Corporation to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. During the quarter ended September 30, 2014, we believe there were certain impairment triggering events and circumstances which warranted an evaluation of investment and as such a non-cash impairment charge of $700,000 was recorded during the quarter ended September 30, 2014.

Our significant accounting policies are described in the notes to our financial statements.

Results of Operations

For the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

We generated $19,200 in revenue from the sale of Excellagen products associated with the introduction of the product to the market in the three months ended September 30, 2013, but did record any revenue for the same period in 2014. Consistent with our long-term business strategy, we do not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continue to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization.

There were no costs of goods sold for the three months ended September 30, 2014. Costs of Excellagen product sold in the three months ended September 30, 2013 was $12,160.

Research and development expenses for the three months ended September 30, 2014 were $126,788 compared to $280,622 for the same period in 2013. The decrease of $153,834 was the result of decreased costs related to our Generx Aspire study, reductions in production and testing costs for Excellagen, and a reduction in personnel costs.

Selling, general and administrative expenses for the three months ended September 30, 2014 were $586,414 compared to $1,253,584 for the three months ended September 30, 2013. We implemented a number of cash savings initiatives during the second half of 2013 which decreased certain expenses by approximately $667,000, including an overall reduction in personnel costs of 29% as a result of headcount and salary reductions, as well as savings in facility costs associated with the relocation of our corporate headquarters.

Interest expense for the three months ended September 30, 2014 was $28,600 and represents interest costs incurred by the Company’s officer in connection with advances for payables to be reimbursed by the company.

A non-cash impairment charge of $700,000 associated with our investment in Cell-nigue was recorded during the quarter ended September 30, 2014.

Net loss from continuing operations for the three months ended September 30, 2014 was $1,441,802 compared to $1,527,166 for the same period last year. The decrease in net loss was primarily a result of the decrease in operating expenses partially offset by the non-cash impairment charge described above.

Net loss from discontinued operations for the three months ended September 30, 2013 was $241,839 as a result of the losses incurred by To Go Brands during that period.

Net loss for the three months ended September 30, 2014 was $1,441,802 compared to a net loss of $1,769,005 for the same period of 2013.

For the Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

We generated $109,200 in revenue from the sale of Excellagen products associated with the introduction of the product to the market in the nine months ended September 30, 2013, but did record any revenue for the same period in 2014. We do not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continue to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization.

There were no costs of goods sold for the nine months ended September 30, 2014. Costs of Excellagen product sold in the nine months ended September 30, 2013 was $69,160.

Research and development expenses for the nine months ended September 30, 2014 were $508,940 compared to $1,452,835 for the same period in 2013. The decrease of $943,895 was the result of decreased costs related to our Generx Aspire study, reductions in production and testing costs for Excellagen, and a reduction in personnel costs.

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $2,580,009 compared to $3,945,975 for the nine months ended September 30, 2013. We implemented a number of cash savings initiatives during the second half of 2013 which decreased certain expenses by approximately $1,400,000, including an overall 29% reduction in personnel costs through headcount and salary reductions, as well as savings in facility costs associated with the relocation of our corporate headquarters. These expense reductions were offset in the first quarter of 2014 by a non-cash, stock based compensation expense of $454,756 based on the Black-Scholes value of warrants issued during the period.

Interest expense for the nine months ended September 30, 2014 was $76,267 and represents interest costs incurred by a Company officer in connection with advances for payables to be reimbursed by the company.

A non-cash impairment charge of $700,000 associated with our investment in Cell-nigue was recorded during the nine months ended September 30, 2014.

Net loss from continuing operations for the nine months ended September 30, 2014 was $3,865,216, which included $508,444 of non-cash stock based compensation expense ($457,035 of which was included in selling, general and administrative, and $51,409 of which was included in research and development expense)and a non-cash impairment charge of $700,000 as described above, compared to $5,359,324 for the same period last year (which included only $40,750 of non-cash stock based compensation expense). The decrease in net loss was primarily a result of the decrease in operating expenses described above.

Net loss from discontinued operations for the nine months ended September 30, 2013 was $789,584 as a result of the losses incurred by To Go Brands during that period.

Net loss for the nine months ended September 30, 2014 was $3,865,216 (including the $508,444 non-cash stock based compensation expense) compared to a net loss of $6,148,908 for the same period of 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had $71,643 in cash and cash equivalents. Our working capital deficit at September 30, 2014 was approximately $1,866,024.

Net cash used in operating activities was $2,287,845 for the nine months ended September 30, 2014 compared to $5,458,074 for the nine months ended September 30, 2013. The decrease in net cash used in operating activities was due primarily to spending and headcount reductions in the second half of 2013 and early 2014 and advances against payables made by our CEO.

We had no net cash used in investing activities for the nine months ended September 30, 2014. At September 30, 2014 we did not have any significant capital expenditure requirements.

Net cash provided by financing activities was $2,336,999 for the nine months ended September 30, 2014. This was primarily the result of a common stock equity financing with Shanxi Taxus, our strategic investor, for $2.0 million comprised of two tranches. In the first tranche, we sold 714,826 shares of common stock at a price of $0.70 per share for aggregate proceeds of $0.5 million. In the second tranche we sold 2,330,278 shares of common stock for $0.6437 per share for aggregate proceeds of $1.5 million. This also includes $507,000 of cash advanced from our Chief Executive Officer to cover certain Company expenses incurred in the ordinary course of business.

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

We intend to secure additional working capital through sales of additional debt or equity securities to finance our operations. Under the terms of the securities purchase with our strategic investor Shanxi Taxus Pharmaceuticals Co. Ltd., the strategic investor committed to purchase an additional tranche of securities in the amount of $300,000, priced at a 10% premium to the market price of our common stock. This arrangement has been recorded as a subscription receivable. We do not have any other arrangement for the sale of securities in place at this time.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2014 neither Cardium nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related, and other matters in connection with the technology we develop or license and the products we develop for commercialization. To the extent we are not successful in defending against any adverse claims concerning our technology, business relationships or products, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all, or to pay other forms of compensation or expenses. In addition, any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources.

In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to Cardium or its subsidiaries, which we do not consider likely to be material to the technology we develop or license, or the products we develop for commercialization, but which can nevertheless result in costs and diversions of resources to pursue and resolve. For example, in October 2014 we received a complaint filed by Biorasi LLC in Broward County, Florida, seeking payments of approximately $0.5 million related to its activities in connection with the Company’s clinical trial conducted in the Russian Federation. We plan to defend the action and will be seeking a substantially larger amount in counterclaims and therefore, the Company has not recorded any liability for this contingency as the Company believes the outcome is remote.

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

We are dependent on third parties to assist in commercializing our products including Excellagen. If we are unable to enter into successful collaboration and sales agreements with third parties, we will not be able to successfully commercialize our products.

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

On April 4, 2013 we entered into a securities purchase agreement with an institutional investor to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock for maximum proceeds of $4.0 million. The Series A Convertible Preferred Stock is convertible into shares of our common stock at a current conversion price of $0.6437 per share. In addition, the conversion price is subject to downward adjustment if we issue common stock or common stock equivalents at a price less than the then effective conversion price. At September 30, 2014, there were 1,176 shares of Series A Convertible Preferred Stock outstanding, convertible into 1,826,380 shares of common stock at the current conversion price of $0.6437 per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3.1	Certificate of Ownership and Merger as filed with the Delaware Secretary of State On March 14, 2014.	Exhibit 3.1 of our Current report on Form 8-K, filed with the Commission on March 18, 2014.

4.1	Form of Warrant Agreement issued to directors and officers in February 2014.	Exhibit 4.1 of our Form 10-Q, filed with the Commission on May 15, 2014.

10.1	Strategic Cooperation Agreement dated February 21, 2014 between Cardium Therapeutics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.2	Securities Purchase Agreement dated February 21, 2014 between Cardium Therapeutics, Inc. and Shaanxi Taxus Pharmaceuticals Co., Ltd	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32	Section 1350 Certification	Filed herewith.

101	The following financial statements and footnotes from the Taxus Cardium Pharmaceuticals Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Taxus Cardium Pharmaceuticals Group, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2014

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC.

By:	/s/ DENNIS M. MULROY
Dennis M. Mulroy,
Chief Financial Officer