Form 10-K
period 2014-12-31
Taxus Cardium Pharmaceuticals Group Inc.
filed 2015-05-22
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of common equity held by non-affiliates, computed on the basis of the closing sale price for the common stock as reported on the OTC QB on June 30, 2014, was $5.2 million. Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

As of May 22, 2015, 12,775,044 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Unless the context requires otherwise, all references in this report to the “Company,” “Taxus Cardium,” “Cardium,” “we,” “our,” and “us” refer to Taxus Cardium Pharmaceuticals Group Inc. and, as applicable, our wholly-owned subsidiaries Angionetics Inc., Activation Therapeutics, Inc. (formerly Tissue Repair Company), To Go Brands, Inc. and LifeAgain Insurance Solutions, Inc.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

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

•	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	our ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

•	our intellectual property rights and those of others, including actual or potential competitors;

•	the outcome of any pending or threatened litigation matters;

•	the anticipated activities of our personnel, consultants and collaborators;

•	expectations concerning our operations outside the United States;

•	current and future economic and political conditions;

•	overall industry and market performance;

•	the impact of new accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

Overview

We are a regenerative medicine biotechnology company focused on the development of advanced regenerative therapeutics designed to promote the activation and growth of (1) microvascular circulation to enhance perfusion of ischemic cardiac tissue as a potential treatment for heart disease; and (2) granulation tissue as a treatment for chronic non-healing wounds. We have a commercial FDA-cleared wound care product, a late clinical stage cardiovascular gene therapy product candidate and corresponding technology platforms as outlined below:

Lead Product	Technology Platform	Formulation	Status
Excellagen ® Commercial Product	Advanced Tissue Regeneration for Wounds & Biologics Delivery Platform	Aseptic Pharmaceutically- Formulated Fibrillar Collagen	Initial Product FDA-Cleared

Generx ® Product Candidate	Gene Therapy Cardiovascular Growth Factor Therapeutics	Ad5FGF-4 DNA Construct	Phase 3 Registration Study

We also own non-core interests in the Healthy Brands Collective, a health products company, and LifeAgain Insurance Solutions, Inc., an advanced medical data analytics business.

Our business model is designed to create a portfolio of opportunities for success, avoiding reliance on any single technology platform or product type. We focus on late-stage product development bridging the critical gap between promising new technologies and product opportunities that are ready for commercialization. Consistent with our long-term strategy, we intend to consider various corporate development transactions designed to place our products or product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses. In parallel, as our businesses are advanced and corresponding valuations established, we plan to pursue new product opportunities and acquisitions where we identify the potential for strong value enhancement.

Our current business are established in four subsidiaries: Angionetics Inc., Activation Therapeutics, Inc., To Go Brands, Inc. and LifeAgain Insurance Solutions, Inc. We formed the Angionetics Inc. subsidiary in 2015 to continue the late-stage clinical development and commercialization of the Company’s Generx ® angiogenic gene therapy product candidate. Activation Therapeutics, Inc. (formerly known as Tissue Repair Company) is focused on the commercialization of our Excellagen ® FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics. During 2013 we completed the sale of our To Go Brands health sciences business in exchange for a minority stake in Healthy Brands Collective. Our LifeAgain® Insurance Solutions, Inc. subsidiary uses proprietary medical data analytics to develop unique “survivable risk” insurance products.

For 2015, we plan to focus on achieving key milestones with the potential to offer significant valuation inflection points of our core biotechnology assets, while evaluating option for sales or other monetizations of our non-core investments. The key elements of our business strategy include:

•

Advance our ASPIRE international Phase 3 registration clinical study for Generx ® which is currently underway in the Russian Federation. With clinical success in the Russian Federation, we plan to meet with the U.S. Food & Drug Administration (“FDA”) to seek harmonization between the ASPIRE international clinical study with Cardium’s already FDA-cleared Generx Phase 3 clinical study, in an effort to advance U.S.-based clinical studies supported by a strategic partner.

•

Strategically partner and monetize our FDA-cleared pharmaceutically formulated collagen commercial wound care product Excellagen ® for select U.S.-based vertical market channels, and evaluate opportunities to leverage Excellagen into an advanced regenerative medicine delivery platform by identifying innovative product extensions for tissue regeneration based on stem cells, biologics, peptides and/or small molecule drugs for future development. The Excellagen website is www.excellagen.com

•

Entered into a binding term sheet with Shenzhen Qianhai Taxus Industry Capital Management Co., Ltd (“Shenzhen Qianhai Taxus”), as lead investor, to purchase an equity stake in Angionetics Inc., Under the terms of the agreement, Shenzhen Qianhai Taxus agreed to acquire 15% of Angionetics’ outstanding common stock for an aggregate purchase price of $3,000,000, payable in three tranches to be completed by May 30, 2015. On completion of the purchase, Taxus Cardium has agreed to grant Shenzhen Qianhai Taxus a right of first negotiation for exclusive license agreements for certain Asian markets to fund local country registrations, market and sell the Generx® product candidate, Excellagen®, an FDA-cleared dermal matrix product for advanced wound healing and a delivery platform for biologics and stem cells, and LifeAgain®, an advanced medical data analytics product technology platform. The agreement contemplates that this initial funding is a bridge equity investment to a separate larger financing to be conducted by Angionetics Inc., including a potential registration and public offering of securities. The terms provide for Taxus Cardium to gross up Shenzhen Qianhai Taxus’ shares to equate to a 15% interest in Angionetics following any such public offering. It also provides for certain registration rights for the shares purchased by Shenzhen Qianhai Taxus.

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

•

Monetize our equity stake in Cardium’s non-core Healthy Brands Collective investment. We acquired this investment through the sale of our To Go Brands ® health sciences business through an asset exchange for a preferred equity position in Healthy Brands. Healthy Brands has been making significant acquisitions and has previously reported plans to move forward as a public company as its current businesses advance and grow through further acquisition. The Healthy Brands Collective website address is www.healthybrandsco.com .

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

Core Biotechnology Focus

Angionetics Inc.—Generx ® [Ad5FGF-4]

Angionetics Inc. is a leader in the field of cardiovascular gene therapy. Generx (alferminogene tadenovec), Angionetics’ Phase 3 clinical study product candidate, is a transformative disease-modifying angiogenic gene therapy growth factor therapeutic that is being developed to promote the growth of cardiac microvascular circulation to enhance perfusion (blood flow) for patients with advanced coronary artery disease.

Generx represents a new class of therapeutic designed to address a large and unmet medical need among patients with heart disease. Generx is targeted for the potential treatment of patients with Cardiac Microvascular Insufficiency or CMI due to advanced coronary artery disease. CMI is a principal cause of microvascular angina or coronary microvascular dysfunction, a well-recognized clinical condition characterized by functional and structural abnormalities of the microvasculature (smaller blood vessels of the heart), which leads to myocardial ischemia and angina pectoris in the absence of large artery/obstructive disease. Generx is designed to be a one-time non-surgical treatment that may help many of such patients by directly addressing their underlying microvascular angina, as well as providing a non-surgical option for patients in whom coronary intervention is either contraindicated or not desirable. Observed results from our Phase 2 clinical trial demonstrated effects that were similar in magnitude to those reported in the medical literature for patients undergoing surgical revascularization procedures such as cardiac by-pass surgery, or angioplasty and stenting, as measured by improvements of reversible perfusion defects of comparable size following such procedures.

CMI frequently cannot be addressed using traditional surgical approaches such as coronary artery bypass graft (CABG) or percutaneous coronary intervention (PCI, i.e. angioplasty and stents). In particular, many patients have coronary artery disease that is not limited or localized to large vessels, continue to experience angina after CABG or PCI, and/or are not suitable candidates for surgical interventions. It is estimated that 12% of patients with obstructive coronary artery disease continue to experience angina because their underlying medical condition is not fully addressed or cannot be resolved by chronic drugs or surgical/mechanical interventions. In addition, a recent meta-analysis study reported that approximately 20% of patients who have a coronary angiography due to ongoing angina do not have obvious large vessel disease, a condition generally referred to as Cardiac Syndrome X, many of whom are presumed to have coronary disease that is diffuse and/or affects smaller vessels within the heart that are not reachable through surgical intervention.

Myocardial ischemia, including that associated with CMI, can be effectively diagnosed and its potential treatment quantified using SPECT imaging (Single-photon emission computed tomography). SPECT has both diagnostic and prognostic value in the management of patients with coronary artery disease because it identifies and quantitatively measures regions of the heart muscle that are at greatest risk during periods of ischemia, such as that brought on during exertion. We believe that other catheter-based diagnostic techniques, including catheter-based imaging diagnostics to measure fractional flow reserve and washout collaterometry, will be further developed, which may enhance and broaden clinical adoption of non-surgical Generx angiogenesis therapy following initial Generx registration.

Based on the data from four completed clinical studies, Generx appears to be safe and well tolerated and capable of improving myocardial perfusion, as measured by validated diagnostic SPECT imaging, in patients with reversible perfusion defect size of greater than 9%. Generx also improved exercise tolerance time, based on an analysis of pre-specified patient sub-groups with stable angina pectoris due to advanced coronary artery disease who were unresponsive to optimal medical therapy and are not considered suitable candidates for traditional coronary artery by-pass surgery, angioplasty and/or stenting.

Upon completion of the current ASPIRE Phase 3 international clinical study, data from the our five Generx clinical studies will represent one of the largest clinical and regulatory dossiers for a cardiac gene therapy product candidate in the world covering the treatment of over 750 patients in the United States, Canada, South America Western Europe and the Russian Federation at over 100 medical centers.

In December 2013, we reported encouraging initial positive findings from our ASPIRE international clinical study. The results were consistent with those obtained in our AGENT Phase 2a clinical study which showed that Generx appeared to be safe and well tolerated. The AGENT study also observed effects for patients with advanced coronary artery disease receiving Generx were similar in magnitude to those reported in the medical literature for patients undergoing surgical revascularization procedures such as cardiac by-pass surgery, or angioplasty and stenting, as measured by improvements of reversible perfusion defects of comparable size following such procedures.

In March 2015 we announced our entry into a binding term sheet with Dr. Reddy’s Laboratories, Inc. (NYSE: [RDY]) covering the co-development, marketing and sales of the Generx [Ad5FGF-4] angiogenic microvascular gene therapy Phase 3 product candidate for patients with refractory angina and myocardial ischemia due to cardiac microvascular insufficiency. The terms sheet outlines the principle agreements between the parties and is binding, but is expected to be superseded by a definitive agreement with more detailed terms. The term sheet grants Dr. Reddy’s Laboratories an exclusive license to market and sell Generx in Russia, the Commonwealth of Independent States (CIS), Venezuela, Vietnam and Myanmar (the “Licensed Territories”) for a period of ten years with two five-year renewal options. Dr. Reddy’s Laboratories’ Russian-based business unit currently markets and sells prescription products in Russia. The term sheet grants Dr. Reddy’s Laboratories a right of first negotiation for the license rights to market and sell Generx in up to 32 other countries in Latin America and the Association of Southeast Asian Nations. Taxus Cardium retains full commercialization rights for North America, Europe, Japan, China, the Middle East, and Africa. Taxus Cardium has established a wholly-owned operating unit Angionetics to manage for the worldwide commercialization of the Generx. If we achieve clinical success in the Russian Federation, we plan to meet with the U.S. FDA to seek harmonization between the ASPIRE international clinical study with Cardium’s already FDA-cleared Generx Phase 3 clinical study, in an effort to advance U.S.-based clinical studies supported by a strategic partner .

Coronary Artery Disease Market Data and Potential Economic Opportunity

According to the Centers for Disease Control and Prevention, heart disease is the leading cause of death for both men and women in the U.S. and the industrialized world. In the U.S. the American Heart Association (AHA) reports that there are approximately 15.4 million patients with coronary artery disease, and that the lifetime risk of developing the coronary heart disease after 40 years of age is 49% for men and 32% for women. The AHA reports there are currently 7.8 million Americans that have been diagnosed with angina pectoris due to coronary artery disease, and it is estimated that approximately 12% of patients with angina are unresponsive to optimal medical therapy and are considered not suitable for coronary artery bypass surgery, angioplasty or stenting. In addition, the AHA reports that each year there are over 2.4 million percutaneous interventional procedures, inpatient cardiac by-pass surgeries and diagnostic cardiac catheterizations in the U.S. Likewise, cardiovascular disease is the leading cause of death in the Russian Federation and other countries in the Commonwealth of Independent States (CIS). However, comparative health statistics show that in the Russian Federation there is an early onset of heart disease in the general population, and the mortality rate is even more severe than in the U.S. The U.S. cardiovascular death rate for males is 80 per 100,000 in the general population compared to almost 300 per 100,000 in the Russian Federation. The cardiovascular death rates in certain countries of the CIS are even more severe than in the Russian Federation and are reported to exceed 400 per 100,000 in the general population, over five times the U.S. cardiovascular death rate.

Of the approximately 7.7 million Americans with symptomatic angina pectoris, the Cleveland Clinic Foundation reports that approximately 12% (i.e. more than 900,000 patients) are relatively unresponsive to optimal medical therapy and are considered not suitable for coronary artery bypass surgery, angioplasty or stenting. If the safety and effectiveness of Generx continue to be demonstrated in clinical trials, it could potentially be labeled for the treatment of this very significant patient population. Overall, we project that this patient population could represent a $3.0 billion addressable market opportunity in the United States, and is significantly larger when considered on a global basis given the large and increasing number of patients worldwide that are affected by coronary artery disease.

How Does Generx Work?

Generx is designed to be administrated to patients as a single non-surgical treatment during a standard catheter-based procedure by an interventional cardiologist in an out-patient setting using well established diagnostic angiography. Generx is an adenovector (serotype 5) DNA-based gene therapy construct that encodes the Fibroblast Growth Factor-4 (FGF-4) gene. Following administration by a catheter into the three major coronary arteries of the heart, Generx is designed to allow the cellular expression of FGF-4 protein which has been shown to stimulate the release and action of other angiogenic growth factors including Platelet-Derived Growth Factor (PDGF), Hepatocyte Growth Factor (HGF) and Vascular Endothelial Growth Factor (VEGF). This process is believed to activate and promote the growth of cardiac microvascular circulation (a functional collateral network) in ischemic cardiac tissue.

Generx is delivered through an intra-coronary angioplasty balloon catheter that produces transient myocardial ischemia. The induction of transient ischemia, together with the introduction of nitroglycerin, significantly facilitates the transfection of Generx into heart cells, apparently via enhanced penetration through microvessel endothelium and upregulation of Coxsackie-Adenovirus Receptor or CAR. Company-sponsored research demonstrates that Generx has the capacity to promote and enhance cardiac microvascular circulation through both angiogenesis (the formation of new capillary vessels) and arteriogenesis (enlargement of pre-existing collateral arterioles).

Generx Clinical Development Strategy

Generx is currently being evaluated in a Phase 3 registration study in the Russian Federation, conducted under the name ASPIRE. Generx has also been cleared by the U.S. FDA for a Phase 3 clinical study in the United States.

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

In March 2015 we announced our entry into a binding term sheet with Dr. Reddy’s Laboratories, Inc. (NYSE: [RDY]) covering the co-development, marketing and sales of the Generx [Ad5FGF-4] angiogenic microvascular gene therapy Phase 3 product candidate for patients with refractory angina and myocardial ischemia due to cardiac microvascular insufficiency. The terms sheet outlines the principle agreements between the parties and is binding, but is expected to be superseded by a definitive agreement with more detailed terms. The term sheet grants Dr. Reddy’s Laboratories an exclusive license to market and sell Generx in Russia, the Commonwealth of Independent States (CIS), Venezuela, Vietnam and Myanmar (the “Licensed Territories”) for a period of ten years with two five-year renewal options. Dr. Reddy’s Laboratories’ Russian-based business unit currently markets and sells prescription productsin Russia. The term sheet grants Dr. Reddy’s Laboratories a right of first negotiation for the license rights to market and sell Generx in up to 32 other countries in Latin America and the Association of Southeast Asian Nations. Taxus Cardium retains full commercialization rights for North America, Europe, Japan, China, the Middle East, and Africa. Taxus Cardium has established a wholly-owned operating unit Angionetics to manage for the worldwide commercialization of the Generx.

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

Generx Clinical Study Data Summary

Upon completion of the international clinical study, Generx will have been the subject of five randomized and controlled multi-center clinical studies involving approximately 750 patients with advanced coronary artery disease at over 100 medical centers in the United States, Canada, Western Europe, South America and the

Russian Federation. The study results from each of the completed AGENT clinical studies have been published in peer-reviewed journals and have supported, from a safety and preliminary efficacy perspective, the clearances by the U.S. FDA and the Russian Federation Health Ministry for us to conduct two Phase 3 clinical studies. With completion of the current international clinical study, data from the five clinical studies will represent one of the largest clinical and regulatory dossiers in the world. In summary, based on the clinical data from the four completed clinical studies, Generx appears to be safe and well tolerated and capable of improving myocardial perfusion, as measured by SPECT imaging, in patients with myocardial ischemia due to advanced coronary artery disease. Generx also improves exercise tolerance time based on an analysis of pre-specified patient sub-groups with stable angina pectoris due to advanced coronary artery disease who are not optimal candidates for traditional coronary artery by-pass surgery, angioplasty and/or stenting.

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

Generx Technological Advances Supporting the Enhanced Delivery of Cardiovascular Therapy

Our researchers have developed an enhanced method of delivering Generx and potentially other agents to the heart, which has been tested in preclinical studies conducted at Emory University and is now being employed in the ASPIRE human clinical study. Our innovative technique employs transient cardiac ischemia, which has been found to dramatically enhance gene delivery and transfection efficiency after one-time intracoronary administration of adenovector in mammalian hearts. Two consecutive but brief periods of coronary artery occlusion combined with co-administration of nitroglycerin increased both adenovector presence (measured by PCR) and transgene expression (assessed by luciferase activity) by over two orders of magnitude (>100 fold) in the heart, as compared to prior intracoronary artery delivery methods.

Preclinical testing using Cardium’s new approach, which was published in 2012 (Shi et al., Human Gene Therapy, 23(3): 204-212), effectively confirmed that the new technique for adenovector gene delivery in the heart can be used to dramatically boost vector delivery and therefore gene transfer. By enhancing uptake even in patients with less severe forms of disease and ischemia, it would be expected to reduce response variability and allow for the potential treatment of patients with a broader range of associated coronary artery disease. The new treatment protocols for our ASPIRE international clinical study have been developed to use this improved knowledge about induced transient ischemia techniques to enhance the non-surgical, catheter-based delivery of Generx to the heart.

Generx Manufacturing Capabilities and Simplified Product Handling

Angionetics has also been actively advancing its Generx product candidate’s engineering and process technology in preparation for potential commercialization. We have successfully transferred a refined, improved and fully-validated manufacturing process from Schering AG (now part of Bayer AG) to SAFC, the custom manufacturing and services business unit of Sigma-Aldrich Corporation, a global specialty chemicals and biologics supplier, located in Carlsbad, California. As a result of the rigorous technical transfer process, important process improvements were achieved enabling much higher manufacturing process yields.

Generx’s long-term product stability (at the current storage temperature of -70°C) has been established and validated at a minimum of six years making it possible to manufacture Generx in large, cost effective batch sizes. Based on the current Generx validated cGMP manufacturing processes, and a recommended dosage of 6 x 10 9 viral particles per treatment, Angionetics believes that it has the capacity to scale the manufacture of Generx to larger batch quantities (up to approximately 2.0 million doses annually) without the need for significant additional capital investment or major process technology engineering. Due to the validated six year stability of Generx, Cardium anticipates Generx can be campaign manufactured in large quantity and held for marketing, sale and distribution during the stability period. This flexibility will allow us to manufacture Generx at a highly economical direct cost, which could potentially yield economic gross margins that would be approximately equivalent to a favorable classic small molecule drug model.

In addition, the dose preparation process for Generx has been simplified through the integration of a fully-validated, closed-system drug transfer process incorporating the use of the Becton Dickinson PhaSeal ® System passive safety technology to streamline and simplify the cath-lab preparation process and eliminating the need to prepare Generx in a sterile, biological safety hood. The use of the PhaSeal system has now been integrated into the international clinical study and will be utilized for Generx commercialization. The Company has also developed a new and unique, fully-validated bio-activity performance-based, quality release assay to measure and evaluate the pro-angiogenic potency of each newly manufactured batch of Generx.

Activation Therapeutics, Inc.—Excellagen ®

Excellagen is an FDA-cleared, pharmaceutically-formulated acellular biological modulator that has been engineered to activate and promote wound healing through the growth of granulation tissue in chronic non-healing diabetic foot, pressure and venous ulcers, as well as other dermal wounds (including traumatic and surgical wounds). We believe that Excellagen is a cost-effective, easy to use professional product that has now been classified for reimbursement purposes by the U.S. Centers for Medicare and Medicaid Services as a unique “skin substitute”- a designation which is consistent with other forms of skin substitutes including living skin equivalents Dermagraft ® and Apligraf ® and human dermal and amnion placental tissue-based products including Graftjacket ® and EpiFix ®.

Excellagen is prepared as a sterile professional-use syringe, containing a physiologically formulated homogenate of purified atelopeptide bovine dermal collagen (Type I) in its native 3-dimensional fibrillar configuration. Excellagen is designed to provide a structural scaffold for chemotaxis, cellular adhesion, migration and proliferation to promote wound healing. Company-funded research and published scientific literature also support Excellagen’s capability to activate blood platelets to release growth factors, including Platelet-Derived Growth Factor (PDGF), an important endogenous wound healing mediator.

In a U.S.-based, multi-center, randomized and controlled clinical study (the Matrix study), a single protocol specified application of Excellagen was found to accelerate the rate of tissue granulation at one week by 204% compared to standard of care (p=0.018), and this accelerated healing response continued for two weeks (104%; p=0.032). While Excellagen is FDA-cleared for use in a broad array of dermal wounds, initial clinical focus has been on the treatment of chronic non-healing diabetic foot, pressure and venous ulcers. In December 2013, the Centers for Medicare and Medicaid Services (CMS) made a final determination to assign Excellagen a unique, product-specific Q code, classifying Excellagen as a skin substitute, after reviewing our HCPCS Level II Code Modification Request and subsequent supporting information for Excellagen as a wound care product indicated for the treatment of hard to heal wounds such as diabetic foot ulcers and pressure ulcers as well as other dermal wounds. This new reimbursement code took effect January 1, 2014, although a reimbursement rate has not yet been determined.

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

Consistent with our business strategy, Excellagen has been substantially credentialized and we are now seeking strategic partners to market and sell Excellagen in the United States and elsewhere through multiple marketing channels. The Company has continued to pursue a CE mark certification for Excellagen.

Excellagen Wound Healing Case Studies

We completed two clinical evaluation studies in collaboration with wound care practitioners to assess the use of Excellagen to treat chronic pressure ulcers in elderly patients in residence at long-term care facilities. The wounds studied in these patients were of over 18 months in duration and located in hard to treat areas, including the buttocks or coccyx, the most prevalent locations for pressure ulcers. Following weekly treatment regimens consisting of sharp debridement immediately followed by application of Excellagen, the three case study patients exhibited robust formation of new granulation tissue within their previously non-healing pressure ulcers, which led to either complete wound closure or substantial wound reduction after only 5 to 6 weeks of treatment. The results of this study, entitled “Serial Sharp Debridement and Formulated Collagen Gel to Treat Pressure Ulcers in Elderly Long-term Care Patients”, was published in the in the November 2013 issue of the peer-reviewed journal Ostomy Wound Management (Ostomy Wound Manage. 2013;59(11):43–49). The second case study involved elderly long-term care facility patients with chronic (>12 months duration) pressure ulcers located on the heel, the second most prevalent location for pressure ulcers. The weekly treatment regimen consisted of sharp debridement immediately followed by application of Excellagen. The study period was eight weeks in duration and all three case study patients exhibited rapid and robust formation of new granulation tissue within their previously non-healing heel pressure ulcers (decrease in wound volume of 93-100%). The patients were monitored for four weeks following the official eight week study period, and all three heel ulcers continued to improve, with one going to complete closure. The results of this study have been submitted for publication in the peer-reviewed journal, Advances in Skin and Wound Care.

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

Researchers at Boston Children’s Hospital are evaluating the use of Excellagen ® as a delivery scaffold to seed autologous mesenchymal fetal stem cells for ex-vivo engineering of tissue grafts for transplantation into infants to repair prenatally diagnosed birth defects. Autologous mesenchymal fetal stem cells are derived prenatally from infants with a medical defect requiring life-saving tissue repairs. These stem cells are sourced from amniotic fluid, the placenta or umbilical cord blood. The stem cells are then seeded into a scaffold to promote the growth of an engineered tissue graft. These grafts will potentially be used to surgically repair, either in the fetus or immediately following birth, certain prenatally diagnosed birth defects that could include congenital diaphragmatic hernia, tracheal and chest wall defects, bladder extrophy and various cardiac anomalies. Preliminary pre-clinical research has confirmed that Excellagen collagen homogenate maintains mesenchymal fetal stem cell viability. Additional proof-of-concept studies are currently underway.

The Company is also collaborating with Orbsen Therapeutics in a European study that is designed to confirm the role of Excellagen in a diabetic wound model, with and without stem cells. The study is being conducted by researchers led by Professor Timothy O’Brien at the National University of Ireland, in Galway and Orbsen Therapeutics Ltd., to evaluate the medical utility of Excellagen as a delivery agent for Orbsen’s human mesenchymal stem cells (MSC) for the potential treatment of diabetic wounds. The research is sponsored by the European-funded ReddStar initiative.

Excellagen U.S. Market Opportunity

The U.S. advanced wound care market exceeds $5 billion annually with seven million Americans suffering from chronic wounds. The skin substitutes market segment, which includes Excellagen, as well as Dermagraft ® , Apligraf ® , EpiFix ® and Graftjacket ® , represents a $500 million annual market opportunity. This market is expected to grow due to the aging population and the rise in diabetes, obesity and the increased number of seniors living in long-term care facilities now and in the coming decade. According to the National Diabetes Fact Sheet (2011), over 25 million Americans are living with diabetes. Annually healthcare professionals treat approximately 900,000 diabetic foot ulcers. The National Institutes of Health estimates that 15% of people with diabetes will develop a foot ulcer. In addition, approximately 68,000 non-traumatic lower-limb amputations are performed annually in those with diabetes.

Cardium Business Strategy

For 2015, we plan to focus on achieving key milestones with the potential to offer significant valuation inflection points of our core biotechnology assets, while evaluating option for sales or other monetizations of our non-core investments. The key elements of our business strategy include:

•

Advance our ASPIRE international Phase 3 registration clinical study for Generx ® which is currently underway in the Russia Federation. Upon clinical success, the Company plans to meet with the U.S. FDA to seek harmonization between the international ASPIRE study with our FDA-cleared Generx Phase 3 clinical study and advance U.S.-based clinical studies supported by a strategic partner;

•

Strategically partner and monetize our FDA-cleared pharmaceutically formulated collagen commercial wound care product Excellagen ® , for selected U.S.-based vertical market channels and leverage Excellagen’s advanced regenerative medicine delivery platform by identifying innovative product extensions for tissue regeneration based on stem cells, biologics, peptides and/or small molecule drugs for future development and commercialization with one or more strategic partners. The Company has continued to pursue a CE mark certification for Excellagen, has fully responded to all information requested by the notified body, and looks forward to completing this process;

•

Advance the commercialization of our LifeAgain Insurance Solutions advanced medical analytics business, which is focused on the development, marketing and sale of “survivable risk” term life insurance for cancer survivors or others with medical conditions who are currently considered uninsurable based on traditional underwriting standards;

•

Monetize our equity stake in Cardium’s Healthy Brands Collective investment. We acquired this investment through the sale of our To Go Brands ® health sciences business through an asset exchange for a preferred equity position in Healthy Brands. Healthy Brands has been making significant acquisitions and has previously reported plans to move forward as a public company as its current businesses advance and growth through further acquisition;

•

Leverage our cooperation agreement with Shanxi Taxus Pharmaceuticals Ltd. to distribute our Excellagen product and Generx product candidate in China, and distribute Shanxi Taxus Pharmaceuticals Ltd.’s oncology related products in the United States; and

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

To commercialize our product candidates, we must sponsor and file an investigational new drug (IND) application and be responsible for initiating and overseeing the human clinical trials to demonstrate the safety and efficacy and, for a biologic product, the potency, which are necessary to obtain FDA approval of any such products. For any new drug applications, we will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and we will be required to ensure that the clinical trials are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the IND application.

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

The approval and/or clearance for marketing of medical devices, such as Excellagen, are also subject to extensive controls by health regulatory and other authorities. Although some devices can be cleared for marketing pursuant to a procedure referred to as an FDA 501(k) clearance, other devices and/or indications may require additional clinical studies and may be subject to even more extensive regulatory and other controls.

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

To the extent that we conduct operations outside the United States, any such operations would be similarly regulated by various agencies and entities in the countries in which we operate. The regulations of these countries may conflict with those in the United States and may vary from country to country. In markets outside the United States, we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned or unavailable for certain products. These regulations may limit our ability to enter certain markets outside the United States.

Competition

The pharmaceutical, biotechnology and medical device industries are intensely competitive. Our products and any product candidates developed by us would compete with existing drugs, therapies, bio-therapies, stem cell therapies, medical devices or procedures and with others under development that are designed to enhance cardiac perfusion in patients with coronary artery disease and other medical conditions that result in chronic myocardial ischemia and persistent angina pectoris. There are many pharmaceutical, biotechnology and medical device companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of cardiovascular and related diseases. Many of these organizations have financial, technical, research, clinical, manufacturing and marketing resources that are greater than ours. If a competing company develops or acquires rights to a more efficient, more effective, or safer competitive approach for treatment of the same or similar diseases or conditions we have targeted, or one that offers significantly lower costs of treatment, our business, financial condition and results of operations could be materially adversely affected.

We are aware of products currently under development by competitors targeting the same or similar cardiovascular and vascular diseases as our Generx product candidate. These include biological treatments using forms of genes and therapeutic proteins. For example, CardioVascular BioTherapeutics is developing injectable and topical forms of FGF-1 for the potential treatment of cardiovascular diseases; NeoVasc is developing a catheter based product, similar to a stent, intended as a treatment for refractory angina; Juventas Therapeutics is developing Stromal Cell-Derived Factor-1 (SDF-1), a naturally-occurring chemokine, to induce neovascularization and angiogenesis to treat ischemic cardiovascular disease; and Neostem is developing a chemotactic hematopoietic stem cell product comprised of autologous bone marrow derived CD34/CXCR4 cells selected to treat damaged heart muscle following a heart attack. We will also face competition from entities using other traditional methods, including new drugs and mechanical therapies, to treat cardiovascular and vascular disease.

We believe that the most significant competitive factor in the field of new therapeutics and devices is the effectiveness of a product candidate, as well as its relative safety and cost as compared to other products, product candidates or approaches that may be useful for treating a particular disease condition. If validated and commercialized we expect that our Generex product will provide an effective and safe alternative for patients with CMI.

Our Generx® alferminogene tadenovec [Ad5FGF-4] Phase 3 product candidate is a first in class, single-dose, disease altering therapeutic specifically targeted for the cardiac micro-vasculature, that is designed to endogenously initiate the formation of new biologic structures in the heart to increase the level of micro-vascularity and enhance cardiac perfusion, and improve cardiac performance, as measured by exercise tolerance and the occurrence and severity of myocardial ischemia-driven angina. Current pharmacologic therapies for patients with CMI are limited to anti-anginal medications to relieve angina chest pain, which are dosed daily or episodically and carry physiologic side effects, and surgical and percutaneous interventions to address large vessel coronary artery disease. Angionetics’ product candidates are designed to easily fit within the current practice of medicine, as single-dose treatments, which are administered by interventional cardiologists using standard cardiac catheters, during an approximately one-hour, out-patient, angiogram-like procedure which is conducted in a hospital or medical center.

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

In the areas of tissue repair and wound healing, such as Excellagen and others being developed by our Activation Therapeutics, Inc. subsidiary, there are a number of approaches being employed, including other collagen-based products, “living skin” equivalents, negative pressure wound therapy devices and other devices, and biologics and small molecule drugs designed to promote repair and healing. Competing products include Dermagraft ®, Apligraf ®, EpiFix ® and Graftjacket ®, and others.

We believe that the most significant competitive factors in the field of new therapeutics and devices are the effectiveness, relative safety and cost as compared to other products, product candidates or approaches that may be useful for treating a particular disease condition. If validated and commercialized we expect that our Generex product will provide an effective and safe alternative for cardiac patients are no longer responsive to medical therapy, and are considered not suitable candidates for traditional percutaneous or surgical revascularization procedures such as cardiac by-pass surgery, or angioplasty and stenting. We also anticipate that treatment by Generex will cost substantially less than surgical procedures.

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

Marketing and Sales

The Company’s key skill set is focused on the discovery, manufacturing process, engineering, clinical, and commercial development of new and innovative products. Taxus Cardium does not currently have the financial resources and internal capabilities to market and sell current core products and product candidates under development. We plan to rely on strategic partnerships and alliances for the United States and international marketing and sales for these products. Our marketing and sales strategies will vary by product line. Our product candidates, such as Generx must undergo clinical trials before any marketing and sales can begin. If we should obtain marketing approvals, we expect to engage in marketing and sales efforts through or in collaboration with a partner that specializes in commercialization, marketing and sales of drugs and therapeutics.

For our Excellagen ® wound care product, we expect to engage in sales principally through or in collaboration with a sales and distribution partner and/or strategic partners. We do not expect to generate meaningful levels of sales for Excellagen until strategic partnerships are established as appropriate.

Licensing and Intellectual Property

Our business strategy is focused on the acquisition and development of a portfolio of product opportunities which involves a variety of intellectual property rights, including patent prosecution and inbound and outbound licensing transactions.

Pursuant to a Technology Transfer Agreement entered into between Cardium and the Schering AG Group (now part of Bayer AG), we acquired from Schering a portfolio of methods and compositions directed at the treatment of cardiovascular diseases, some of which are included in Generx. In connection with that portfolio we acquired the rights to certain patents owned by the University of California and New York University, which would require us to pay royalties on products developed on the basis of those patents. Information related to our purchase from Schering AG Group is provided under Notes to Consolidated Financial Statements, Note 8 –Commitments and Contingencies. Our patent portfolio includes allowed and issued patents covering our gene therapy approach both in Europe and in the United States. We have additional patents and patent applications directed to methods of cardiovascular gene therapy in the U.S., Europe, Russia and elsewhere, and we recently filed new patent applications directed to certain improved techniques for the treatment of heart disease that are currently the subject of our ASPIRE study in Russia.

In August 2006, we acquired the rights to various technologies and products now part of our Activation Therapeutics subsidiary. In connection with that acquisition we acquired the rights to use certain patented technology related to a growth factor DNA in exchange for royalty payments. Our Excellagen product does not contain the growth factor DNA, and we do not have any ongoing material commitments or royalty obligations with respect to the new Excellagen product candidate. We are looking to develop extensions to that platform, including the patented growth factor DNA, which would require the payment of royalties if a product is ultimately developed and approved.

We expect to continue evaluations of the safety, efficacy and possible commercialization of our product candidates and technologies as they advance in development. On the basis of such evaluations, we may alter our current research and development programs, clinical studies, partnering or other development or commercialization activities. Accordingly, we may elect to amend or cancel, from time to time, one or more of our arrangements with third parties, subject to any applicable accrued liabilities and fees. Alternatively, the other parties to such arrangements may, in certain circumstances, be entitled to terminate the arrangements. Further, the amounts payable under certain of our arrangements may depend on the number of products or indications for which any particular technology is used. Thus, any statement of potential fees payable by us under each agreement is subject to a high degree of potential variation from the amounts indicated.

Although we or our licensors may file and prosecute patent applications related to various technologies under license or development, or seek to protect some technologies in other ways such as through the maintenance of trade secrets, our product candidates are based on complex and rapidly evolving technologies. There are a number of additional uncertainties affecting our ability to enforce any of our intellectual property rights as described below under Risks Related to Our Intellectual Property and Potential Litigation. There can be no assurance that any intellectual property assets, or other approaches to marketing exclusivity or priority, would be sufficient to protect our commercialization opportunities, nor that our planned commercialization activities will not infringe any intellectual property rights held or developed by third parties.

Employees

During the fourth quarter of 2014 we implemented significant reductions in headcount, and as of December 31, 2014 we had 3 full-time employees. We do not expect that employee headcount to increase significantly during the next 12 months while our products and product candidates advance. Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We rely on various consultants and advisors to provide services to us.

Available Information

Our website address is www.cardiumthx.com. We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. The information on our websites is not part of this or any other report we file with, or furnish to, the SEC. For additional financial information, including financial information about our business, please see the consolidated financial statements and accompanying notes to the consolidated financial statements included under Item 8 of this report.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the risks described below, as well as the other information in this report and in other reports and documents we file with the SEC when evaluating our business and future prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also occur. If any of the following risks or any additional risks and uncertainties actually occur, our business could be materially harmed, and our financial condition, results of operations and future growth prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our stock. You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion. .

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

Our Excellagen ® wound care and biologics products are subject to numerous rules and regulations promulgated by the FDA and other food and health regulatory authorities, including regulations governing the sourcing, manufacture, labeling, handling, storage, marketing and use of such products. In most cases, we will rely on third parties to perform many of these activities, which may not be performed in an effective or timely manner.

Our Generx® and other product candidates require additional research and development, clinical testing and regulatory clearances before we can market them. To our knowledge, the FDA has not yet approved any gene therapy like that contained in our Generx product candidate, or similar product and there can be no assurance that it will. There are many reasons that our products and product candidates may fail or not advance beyond clinical testing, including the possibility that:

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

To obtain regulatory approvals for new products, we must, among other things, initiate and successfully complete multiple clinical trials demonstrating to the satisfaction of the FDA or other regulatory authority that our product candidates are sufficiently safe and effective for a particular indication. We currently rely on third party clinical research organizations to assist us in designing, administering and assessing the results of those trials. In relying on those third parties, we are dependent upon them to timely and accurately perform their services. We have experienced, and in the future may experience, delays in our clinical trials. Any such delay will result in additional costs, and defer any prospective opportunities to monetize the product candidate. Product development costs to us and our potential collaborators will increase, and our business may be negatively impacted, if we experience delays in testing or approvals or if we need to perform more or larger clinical trials than planned, for reasons such as the following:

•	the FDA or other health regulatory authorities, or institutional review boards, do not approve a clinical study protocol or place a clinical study on hold;

•	suitable patients do not enroll in a clinical study in sufficient numbers or at the expected rate, or data is adversely affected by trial conduct or patient drop out;

•	patients experience serious adverse events, including adverse side effects of our drug candidate or device;

•	patients die during a clinical study for a variety of reasons that may or may not be related to our product candidates, including the advanced stage of their disease and medical problems;

•	patients in the placebo or untreated control group exhibit greater than expected improvements or fewer than expected adverse events;

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

Significant delays may adversely affect our financial results and the commercial prospects for our product candidates and delay our ability to become profitable. If third party organizations do not accurately collect and assess the trial data, we may discontinue development of viable product candidates or continue allocating resources to the development and marketing of product candidates that are not efficacious. Either outcome could result in significant financial harm to our company and damage to our reputation.

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

We have entered into agreements with third parties to market our Excellagen product and to market our Generx product in certain territories if approved by relevant regulatory authorities, but there can be no assurance that the efforts of such third parties will meet our expectations or result in any significant product sales. While third parties would be largely responsible for the timing and extent of sales and marketing efforts, they may not dedicate sufficient resources to our product opportunities, and our ability to cause them to devote additional resources or to otherwise promote sales of our products may be limited.

We are a development stage company. We have incurred losses since our inception in December 2003 and expect to incur significant net losses in the foreseeable future and may never become profitable.

We have sustained operating losses to date and will likely continue to sustain losses as we seek to develop our products and product candidates. We expect these losses to be substantial because our product development and other costs, including significant amounts we expect to spend on development activities and clinical trials for our product candidates, cannot be offset by our limited revenues during our development stage. As of December 31, 2014, our accumulated deficit was approximately $111 million, and our cash and cash equivalents were approximately $217,000. To date, we have generated very limited revenues and a large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations to continue for at least the next few years. Whether we will generate additional revenues and become profitable will depend largely on our ability, alone or with potential collaborators, to efficiently and successfully complete the development of our product candidates, successfully complete pre-clinical and clinical tests, obtain necessary regulatory approvals, and manufacture and market our products. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

We need substantial additional capital to develop our products and for our operations in the near term. If we are unable to obtain such funds when needed, we may have to delay, scale back or terminate our product development or our business.

Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our products to market will require a commitment of substantial funds in excess of our current capital. Our future capital requirements will depend on many factors, including, among others: the progress of our current and new product development programs; the progress, scope and results of our pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing our products and product candidates; the cost of prosecuting, enforcing and defending against patent claims and other intellectual property rights; competing technological and market developments; and our ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing our products to market and/or to monetize the economic value of our product portfolio. We need to raise additional working capital to fund our operations. The audit opinion accompanying our consolidated financial statements for the year ended December 31, 2014, included under Item 8 of this report, includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

We need to raise substantial additional capital to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity securities or we issue securities in connection with another transaction, the ownership position of existing stockholders could be substantially diluted. Anti-dilution adjustments to our securities currently outstanding would cause further dilution. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Fluctuating interest rates could also increase the costs of any debt financing we may obtain. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short-term liquidity.

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

Possible side effects of therapeutic technologies may be serious and life threatening. The occurrence of any unacceptable side effects during or after pre-clinical and clinical testing of our product candidates, or the perception or possibility that our products cause or could cause such side effects, could delay or prevent approval of our products and negatively impact our business. For example, possible serious side effects of gene transfer like that contained in Generx could include viral or gene product toxicity resulting in inflammation or other injury to the heart or other parts of the body. In addition, the development or worsening of cancer in a patient could potentially be a perceived or actual side effect of gene therapy technologies such as our own. Furthermore, there is a possibility of side effects or decreased effectiveness associated with an immune response toward any viral vector or gene used in gene therapy. The possibility of such response may increase if there is a need to deliver the viral vector more than once.

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

Our business strategy relies on establishing and maintaining collaborations with licensors and other third parties for the development, testing, manufacturing and commercialization of our product candidates. For example, we have various licenses from third parties relating to the development, marketing and sale of our Generx product candidate. We have also entered into collaboration agreements with third parties to assist in the completion of the clinical trials and regulatory filings to secure approval to market the products, as well as agreements to distribute the products on regulatory approval.

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

We expect to rely on third party service providers and collaborators to perform a number of activities relating to the development and commercialization of our product candidates, including the manufacture of product materials, the design and conduct of clinical trials, the obtaining of regulatory approvals and the marketing and distribution of any successfully developed products. Our collaborators also may have or acquire rights to control aspects of our product development and clinical programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborators withdraw support for our programs or product candidates or otherwise impair their development, our business could be negatively affected. To the extent we undertake any of these activities internally, our expenses may increase.

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

Our products and product candidates may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than our products. These third parties also may not deliver sufficient quantities of our products, manufacture our products in accordance with specifications, or comply with applicable government regulations. Successful large-scale manufacturing of gene-based therapy products has been accomplished by very few companies, and significant process development changes may be necessary before commercializing and manufacturing any of our biologic product candidates. Additionally, if the manufactured products fail to perform as specified, our business and reputation could be severely impacted.

If any manufacturing agreement is terminated or any third party service provider or collaborator experiences a significant problem that could delay or interrupt the supply of product to us, there are very few contract manufacturers who currently have the capability to produce our product candidates. There can be no assurance that manufacturers on whom we depend will be able to successfully produce our products or product candidates on acceptable terms, or on a timely or cost-effective basis, or in accordance with our product specifications and applicable FDA or other governmental regulations. We must have sufficient and acceptable quantities of our product materials to conduct our clinical trials and to market our product candidates, if and when such products have been approved by the FDA for marketing. If we are unable to obtain sufficient and acceptable quantities of our product material, we may be required to delay the clinical testing and marketing of our products, which would negatively impact our business.

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

Our future success depends on our ability to attract, retain and motivate highly qualified management and scientific and regulatory personnel and advisors. We currently rely on Christopher J. Reinhard, our Chairman of the Board, Chief Executive Officer, President and Treasurer, as our sole executive officer. The loss of Mr. Reinhards’ services would significantly disrupt our operations. We do not maintain any key man life insurance on our executive officers.

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

To the extent that we enter markets outside the United States, our business will be subject to political, economic, legal and social risks in those markets, which could adversely affect our business.

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

Any changes related to these and other factors could adversely affect any business operations that we conduct outside the United States.

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

Our business substantially relies on our own or in-licensed intellectual property related to various technologies that are material to our products and processes. We depend on our and our licensors’ abilities to successfully prosecute and enforce the patents, file patent applications and prevent infringement of those patents and patent applications. The licenses and other intellectual property rights we acquire may or may not provide us with exclusive rights. To the extent that we do not have exclusive rights, others may license the same technology and may develop the technology more successfully or may develop products similar to ours and that compete with our products. Even if we are provided with exclusive rights, the scope of our rights under our licenses may be subject to dispute and termination or reduction by our licensors or third parties. Our licenses also contain milestones that we must meet and/or minimum royalty or other payments that we must make to maintain the licenses. There is no assurance that we will be able to meet such milestones and/or make such payments. Our licenses may be terminated if we fail to meet applicable milestones or make applicable payments.

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

On April 4, 2013 we entered into a securities purchase agreement with an institutional investor to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock for maximum proceeds of $4.0 million. The Series A Convertible Preferred Stock is convertible into shares of our common stock at a current conversion price of $0.6437 per post-split share. In addition, the conversion price is subject to downward adjustment if we issue common stock or common stock equivalents at a price less than the then effective conversion price. In connection with the offering of the Series A Convertible Preferred Stock we granted the investor certain rights of participation in future equity financings. At December 31, 2014, there were 1,176 shares of Series A Convertible Preferred Stock outstanding. As long as the Series A Convertible Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Series A Convertible Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future.

We will need substantial additional capital to develop our products and for our future operations in the near term, which can adversely affect our stock price and valuation

We will need to raise substantial additional capital to fund our future operations. We may raise that capital through the sale of additional debt or equity securities the Cardium parent level, or through direct investment into any of our subsidiaries. To the extent we raise additional capital through the sale of equity securities or we issue securities in connection with another transaction, our stock price can be adversely affected and the ownership position of existing stockholders could be substantially diluted. Anti-dilution adjustments to our securities currently outstanding would cause further dilution. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants and the granting of security interests in our assets. Fluctuating interest rates could also increase the costs of any debt financing we may obtain. Raising capital through a licensing or other transaction involving our intellectual property could require us to relinquish valuable intellectual property rights and thereby sacrifice long term value for short-term liquidity.

The exercise of our outstanding warrants and stock options will significantly dilute the ownership interest of existing stockholders.

At December 31, 2014 we had an aggregate of 2,788,242 stock options and warrants outstanding at exercise prices ranging from $0.80 to $55.00. The exercise of some or all of our outstanding warrants would significantly dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock.

The price of our common stock is expected to be volatile and an investment in our common stock could decline substantially in value.

In light of our small size, limited resources, and dependence on relatively few products or product candidates, our stock price is expected to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

The market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of the common stock, which could cause a decline in the value of the common stock. You should also be aware that price volatility may be worse if the trading volume of our common stock remains limited or declines.

Our company could be difficult to acquire due to anti-takeover provisions in our charter, our stockholder rights plan and Delaware law.

Our bylaws provide for a staggered board of directors and for advanced shareholder notice for actions to be taken at meetings of stockholders. In addition, our board of directors has adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend. These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control. These provisions also could deter or prevent transactions that stockholders deem to be in their interests. In addition, we are subject to the anti- takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of our company. The foregoing factors could reduce the price that investors or an acquirer might be willing to pay in the future for shares of our common stock.

We have never paid cash dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.

We have never paid cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition any future debt or credit facility we obtain also may preclude or limit our ability to pay any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We lease the following properties, which we believe are adequate to meet our operating requirements for the foreseeable future:

Location	Nature of Use	Square Feet	Monthly Base Rent		Lease Expiration Date
11750 Sorrento Valley Road, Suite 250 San Diego, CA USA	Corporate Headquarters Principal executive office	4,419	$10,016	[1]	Aug. 31, 2016

[1]

The monthly base rent increases to $10,367 in September 2015. In addition to base rent, we are also required to pay our proportionate share of any increase in operating expenses from 2014 levels for the office park in which our space is located.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2014 neither Cardium nor its subsidiaries were a party to any material pending legal proceeding. In the course of our business, however, we could become engaged in various intellectual property, product-related, and other matters in connection with the technology we develop or license and the products we develop for commercialization. Any such proceedings, even if decided in our favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources.

In the course of our business, we are also routinely involved in proceedings such as disputes involving goods or services provided by various third parties to Cardium or its subsidiaries, which we do not consider likely to be material to the technology we develop or license, or the products we develop for commercialization, but which can nevertheless result in costs and diversions of resources to pursue and resolve. For example, in October 2014 we received a complaint filed by Biorasi LLC in Broward County, Florida, seeking payments of approximately $0.5 million related to its activities in connection with the Company’s ASPIRE clinical trial conducted in the Russian Federation. We plan to defend the action and are awaiting a ruling on our request to dismiss; we have not recorded a liability for this contingency as we believe that the probability of an adverse outcome is remote.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on OTC QB under the symbol “CRXM.” Prior to January 24, 2014, our common stock traded on the NYSE MKT market. Below are the high and low closing prices of our common stock for the time it has traded on the OTC QB and the high and low closing prices for the time it traded on the NYSE MKT, for each quarter of the years ended December 31, 2014 and 2013:

	2015		2014		2013
	High	Low	High	Low	High	Low
First Quarter	$0.21	$0.15	$0.80	$0.50	$4.00	$3.20
Second Quarter	$—	$—	$0.70	$0.46	$3.40	$1.40
Third Quarter	$—	$—	$0.65	$0.36	$1.60	$0.69
Fourth Quarter	$—	$—	$0.39	$0.18	$1.07	$0.70

Holders

As of May 22, 2015 there were approximately 100 stockholders of record of our common stock. Based in information we receive from brokerage firms in connection with proxy solicitations, we believe that there are approximately 5,000 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to declare or pay a dividend in the foreseeable future, as we are in our development stage and expect to sustain losses over the next several years. To the extent we do have earnings, we intend to retain any earnings to help provide funds for the development of our product candidates, the implementation of our business strategy and for our future growth.

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

Following the completion of these three investment tranches, at year-end 2014, Shanxi Taxus had invested $2.3 million in Taxus Cardium and owned 3,510,620 shares or 27.5% of the Company’s common stock.

Repurchases of Equity Securities

During the year ended December 31, 2014, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.

Equity Compensation Plan Information

The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of December 31, 2014.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	104,000	$31.03	179,058
Equity compensation plans not approved by stockholders	—	$—	—

Total	104,000	$31.03	179,058

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the last two years ended December 31, 2014. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Statements in the following discussion that are not historical in nature are forward looking statements, and inherently subject to risk. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary from our historical operations and from our current expectations of future results.

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

Our business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and having definable pathways to commercialization. Our business model is designed to create a portfolio of opportunities for success, avoiding reliance on any single technology platform or product type. We focus on late-stage product development bridging the critical gap between promising new technologies and product opportunities that are ready for commercialization. As our product opportunities and businesses are advanced and corresponding valuations established, we intend to consider various corporate development transactions designed to place our product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses.

Recent Developments

During 2014, we continued efforts to advance the development of Generx, continued the commercialization of Excellagen, sold To Go Brands, Inc. and completed development of our first LifeAgain product offering. During the twelve months ending December 31, 2014, we continued to support the clinical advancement of our Generx ® angiogenic therapy product candidate, continued activities to commercialize our Excellagen ® dermal matrix wound care product, and entered into a strategic cooperation agreement and financing arrangement with Shanxi Taxus Pharmaceuticals Ltd. a strategic investor based in the People’s Republic of China (PRC) and affiliated with Shenzhen Forntsea Taxus Industry Capital Management (“Shanxi Taxus”).

For 2015, we are focusing our efforts on the development of our core Generx ® product candidate and our Excellagen ® platform. As described in more detail below, preliminary results from our Phase 3 clinical study for Generx have been positive, demonstrating potential efficacy of the product in treating myocardial ischemia due to coronary artery disease. Generx is administered in a one-time intracoronary administration from a standard cardiac infusion catheter. Interim study results demonstrate effectiveness similar to that of bypass surgery or stents, but in a significantly less costly and less invasive procedure.

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

Our principal business objective is to complete additional strategic licensing agreements to advance sales of the Excellagen ® product family and/or another corporate transaction in order to fund our operations to further advance the Excellagen ® platform and complete the development and commercialization of Generx ® . If we fail to enter into an additional strategic licensing arrangements or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

Based on our business strategy of partnering or otherwise monetizing products and product candidates with third party commercialization partners, two business units have been formed to coordinate the independent monetization and funding activities of our core products and technologies. Our Angionetics business unit is focused on the late-stage clinical development and commercialization of the Company’s Generx ® angiogenic gene therapy product candidate, and the Activation Therapeutics unit is focused on the commercialization of the Excellagen ® FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics.

Recent highlights include the following:

Generx Development

Generx ® (alferminogene tadenovec/CardioNovo ® ) is an innovative DNA-based angiogenic therapy being developed for the potential treatment of myocardial ischemia due to advanced coronary artery disease. Generx is designed to stimulate and promote the growth of supplemental collateral vessels to enhance myocardial blood flow (perfusion) following a one-time intracoronary administration from a standard cardiac infusion catheter in patients who have insufficient blood flow due to refractory angina or other medical conditions such as Cardiac Syndrome X. Developments with respect to Generx include:

•

Announced positive interim Phase 3 data from Cardium’s international ASPIRE clinical study showing apparently significant efficacy of Generx ® angiogenic gene therapy for myocardial ischemia due to coronary artery disease. The interim results demonstrated statistically significant improvement, as measured by changes after eight weeks in the reversible perfusion defect size (RPDS), determined using rest/stress single-photon emission computed tomography (SPECT) imaging. This improvement in RPDS was consistent with the RPDS improvement previously reported in the Generx AGENT Phase 2 clinical study, and of a magnitude similar to that observed following large vessel revascularization procedures, such as by-pass surgery or percutaneous coronary intervention.

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

•

Reported publication of a scientific article, entitled “Identifying and Overcoming Obstacles in Angiogenic Gene Therapy for Myocardial Ischemia,” by Gabor M. Rubanyi, M.D., Ph.D., Cardium’s Chief Scientific Officer, in the August 2014 issue of the Journal of Cardiovascular Pharmacology . The publication outlines advances in scientific and medical knowledge pioneered by Cardium and others in therapeutic angiogenesis for myocardial ischemia, including mechanistic and biological insights, optimization of clinical trial design, and selection of target patient populations and meaningful efficacy endpoints. The publication also reports, for the first time, the results of studies performed by Cardium researchers and collaborators, demonstrating a synergistic interaction between Generx-expressed fibroblast growth factor-4 (FGF-4) and vascular endothelial growth factor (VEGF) in the promotion of neovessel formation, with evidence that FGF controls angiogenesis upstream of VEGF.

•

Completed the pilot phase of our Generx ASPIRE Phase 3 / registration study, a 100-patient, randomized and controlled multi-center study at leading cardiology centers in the Russian Federation for patients with myocardial ischemia due to coronary artery disease, and engaged a new clinical research organization to support continuation of the study in coordination with a planned strategic partner. The ASPIRE study is designed to further evaluate the safety and effectiveness of Cardium’s Generx DNA-based angiogenic product candidate, which has already been tested in clinical studies involving 650 patients at more than one hundred medical centers in the U.S., Europe and elsewhere. The efficacy of Generx is being quantitatively assessed using rest and stress SPECT (Single-Photon Emission Computed Tomography) myocardial imaging to measure improvements in microvascular cardiac perfusion following a one-time, non-surgical, catheter-based administration of Generx. The Cedars-Sinai Medical Center Nuclear Cardiology Core Laboratory in Los Angeles, California, is the central core lab for the study and is responsible for the analysis of SPECT myocardial imaging data electronically transmitted from the Russian medical centers participating in the ASPIRE study. The Russian Health Authority has assigned Generx the therapeutic drug trade name of Cardionovo ® for marketing and sales in Russia.

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

•

Presented at the 2014 Phacilitate Annual Cell & Gene Therapy Forum in Washington, DC,, “Optimizing Phase III Trial Design for Generx ® (Ad5FGF-4)” reporting on adaptive coronary collateral growth, the biological processes to be targeted by therapeutic angiogenesis, and discussed the lessons learned during the past decade of the Company’s Generx clinical development program.

Commercialization of Excellagen

On October 3, 2011, our Tissue Repair Company subsidiary received a 510(k) premarket notification from the U.S. Food and Drug Administration (FDA) for its fibrillar collagen-based Excellagen ® topical gel for wound healing of diabetic foot ulcers and other dermal wounds. Our 510(k) filing covers Excellagen’s use as a wound care management medical device for topical application by health care professionals for patients with dermal wounds, which can include diabetic ulcers, pressure ulcers, venous ulcers, tunneled/undermined wounds, surgical and trauma wounds, second degree burns, and other types of wounds.

Consistent with the Company’s long-term business strategy, as previously reported, Taxus Cardium does not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continues to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization. The Company has continued to pursue a CE mark certification for Excellagen and looks forward to completing this process. Developments with respect to Excellagen include:

•

Excellagen ® flowable dermal matrix in combination with Orbsen Therapeutics’ mesenchymal stromal stem cell therapy Cyndacel-M™ has been selected for clinical evaluation in a Phase 1b safety study for the potential treatment of chronic diabetic wounds to be funded by the European Union under EU Framework 7 (FP7). The project, known by the acronym “REDDSTAR” (Repair of Diabetic Damage by Stromal Cell Administration), is being coordinated by Professor Timothy O’Brien, Dean of Medicine and Director of Ireland’s Regenerative Medicine Institute (REMEDI) at National University of Ireland Galway (NUI). The REDDSTAR preclinical studies evaluated the use of Excellagen ® and an alternative collagen-based product to promote the maintenance of stem cell viability. The combination of Cyndacel-M™ and Excellagen ® improved wound closure and neo-vascularization in a diabetic dermal wound healing model. Based on those results, Excellagen ® was selected to be used with Cyndacel-M™ in a human clinical study.

•

Continued activities relating to the strategic partnering process and monetization Excellagen ® flowable dermal matrix wound care product for select U.S.-based vertical market channels and geographic markets. Activities have also continued to leverage Excellagen as an advanced regenerative medicine delivery platform by identifying innovative potential future product extensions for tissue regeneration based on stem cells, biologics, peptides and/or small molecule drugs.

•

Continue to pursue an application for CE Mark registration for Excellagen ® flowable dermal matrix would care product, which is designed to support the potential commercialization of Excellagen in Europe.

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

Sale of To-Go Brands, Inc.

On November 15, 2013, the Company sold its To Go Brands ® business to Healthy Brands Collective ® in exchange for 33,441 shares of preferred stock in Cell-nique Corporation (the parent company of Healthy Brands Collective) and the assumption of approximately $370,000 of liabilities. Healthy Brands Collective ® is a fast growing private company that has acquired a portfolio of eight independent brand product platforms including Cell-nique ® , Cherrybrook Kitchen ® , Yumnuts ® , Living Harvest/Tempt ® , Bites of Bliss ® , High Country Kombucha ® drinks and Organics European Gourmet Bakery™ (formerly Dr. Oetker) natural and organic baking mixes. Healthy Brands expects to make additional brand acquisitions and has previously reported plans to move forward as a public company as its business advances. As a result of the sale, management determined it appropriate to discontinue the nutraceutical operations which led to the sale of To Go Brands Inc., and to write off the unamortized balance of our technology licenses which was focused on that product line. Accordingly, the activities of To Go Brands, Inc. are reflected in the accompanying financial statements as discontinued operations.

The 33,441 shares of preferred stock represented approximately 4% of the outstanding shares of common stock of Cell-nique Corporation on a fully diluted basis at the time of the transaction. Since Cell-nique Corporation is a private company we have recorded the value of those shares of preferred stock on our balance sheet as an investment in Cell-nique Corporation, at the net asset value of the net assets transferred (cost) to Cell-nique Corporation. The Company periodically reviews the carrying amount of its investment in Cell-nique to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. A non-cash impairment charge of approximately $1,400,000 was recorded during the year ended December 31, 2014.

On December 20, 2011, the Company received a license for a portfolio of nutraceutical, pharmaceutical and medical food product opportunities with SourceOne Global Partners, LLC (“SourceOne”). In exchange for the license the Company issued 75,000 restricted shares of its common stock valued at $5.80 per share. The shares were deposited in escrow for nine months and subject to release at future dates thereafter based on advancement of certain jointly-developed products. Under terms of the licensing arrangement, the Company received a fully-paid-up license to commercialize formulations of various SourceOne ingredients to be marketed as nutraceuticals, pharmaceuticals and/or medical foods. In addition, the Company obtained the right to designate up to ten products to be jointly developed by the parties, with cash and other resources to be contributed jointly under a profit-share arrangement. The license fee was being amortized over 10 years on a straight line basis; however, the Company is now primarily focused on the development of advanced regenerative medicine therapeutics and determined it appropriate to discontinue the nutraceutical operations which led to the sale of To Go Brands Inc., and to the write-off of the unamortized balance of $358,875 of this technology license which was focused on that product line.

Under the SourceOne agreement, the Company also made an equity investment in the form of unregistered, restricted shares of its common stock to acquire an option to purchase to a 15% ownership interest in SourceOne Global Partners. The option was acquired through the issuance into escrow of 75,000 shares of the Company’s common stock which were recorded at a value of $5.80 per share based on the closing price of the Company’s stock on December 19, 2011, and is exercisable for an exercise fee of $10,000. The shares of our common stock issued for the option are being held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. During the year ended December 31, 2012, 50,000 shares were released from the escrow account and the balance of 25,000 were released in 2013. The Company also has certain rights to maintain its proportionate ownership interest in SourceOne, and a right of first refusal to acquire SourceOne on the terms that SourceOne were to offer a third-party acquirer. During the year ended December 31, 2014, the Company believed there were certain impairment triggering events and circumstances that warranted an evaluation of its SourceOne agreement and as a result a non-cash impairment charge of $435,000 was recorded.

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

Following the completion of these three investment tranches, at year-end 2014, Shanxi Taxus had invested $2.3 million in Taxus Cardium and owned 3,510,620 shares or 27.5% of the Company’s common stock.

In addition the terms of a collaboration agreement, Shanxi Taxus agreed to apply commercially reasonable efforts to assist Cardium to develop and refine a plan or plans pursuant to which Cardium products, particularly our Generx ® and Excellagen ® product opportunities, could be commercialized in China; and we agreed, upon request, to apply commercially reasonable efforts to assist Shanxi Taxus to develop and refine a plan or plans pursuant to which Shanxi Taxus’ oncology-related products and product opportunities could be commercialized in the United States. As part of the agreement we changed our name to Taxus Cardium Pharmaceuticals Group, Inc. In addition, we agreed to grant Shanxi Taxus certain board rights based on the level of its financing pursuant to the financing arrangement discussed below.

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

We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations, including obsolescence reserve for inventory, valuation of equity instruments and impairment of long-lived assets. These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions.

We records reserves for inventories that are obsolete or exceed anticipated demand or carried at an amount that exceeds management’s estimate of net realizable value. In establishing such reserves, management considers historical sales of identical and/or similar goods, product development plans and expected market demand. For the year ended December 31, 2014, we recorded a provision for obsolete inventory of approximately $160,000 related to our Excellagen product.

We calculate the value of equity compensation expense associated with the issuance of warrants and stock options using the Binomial and Black-Scholes Option Model. Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of a number of subjective assumptions including the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If actual forfeiture rate is materially different from the estimates, the equity–based compensation could be significantly different from what the Company has recorded in the current period. If we were to undervalue our derivative liabilities or stock option compensation expense we would understate the expense recognized in our consolidated statements of operation. Conversely if we were to overvalue our warrant and stock option compensation expenses we would overstate the expense recognized in our consolidated statements of operations.

We periodically review the carrying amount of our long lived assets to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. On November 15, 2013, we sold the assets of our To Go Brands business to Cell-nique Corporation (the owner of Healthy Brands Collective) in exchange for 33,441 shares of preferred stock (representing approximately 4% of the outstanding shares of common stock on a fully diluted basis) and the assumption of certain liabilities. Since Cell-nique Corporation is a private company we have recorded the value of those shares of preferred stock on our balance sheet as an investment in Cell-nique Corporation, at the net asset value of the net assets transferred (cost) to Cell-nique Corporation. During the year ended December 31, 2014, we believe there were certain impairment triggering events and circumstances which warranted an evaluation of investment and as such a non-cash impairment charge of $1,400,000 was recorded during the year ended December 31, 2014.

Under the SourceOne agreement, the Company also made an equity investment in the form of unregistered, restricted shares of its common stock to acquire an option to purchase to a 15% ownership interest in SourceOne Global Partners. The option was acquired through the issuance into escrow of 75,000 shares of the Company’s common stock which were recorded at a value of $5.80 per share based on the closing price of the Company’s stock on December 19, 2011, and is exercisable for an exercise fee of $10,000. The shares of our common stock issued for the option are being held in escrow and are subject to release in four allotments at 6, 9, 12 and 18 months following the closing date. During the year ended December 31, 2012, 50,000 shares were released from the escrow account and the balance of 25,000 were released in 2013. The Company also has certain rights to maintain its proportionate ownership interest in SourceOne, and a right of first refusal to acquire SourceOne on the terms that SourceOne were to offer a third-party acquirer. During the year ended December 31, 2014, the Company believed there were certain impairment triggering events and circumstances that warranted an evaluation of its SourceOne agreement and as a result a non-cash impairment charge of $435,000 was recorded.

Other significant accounting policies are described in the notes to our financial statements.

Results of Operations

Fiscal 2014 Compared to Fiscal 2013

We generated $109,200 in revenue from the sale of Excellagen products associated with the introduction of the product to the market in the year ended December 31, 2013, but did record any revenue for 2014. We do not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen, but continue to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization.

There were no costs of goods sold for the year ended December 31, 2014. Costs of Excellagen product sold in the year ended December 31, 2013 was $69,160.

Research and development expenses for the year ended December 31, 2014 were $640,425 compared to $2,037,370 for the same period in 2013. The decrease of $1,396,945 was the result of $399,000 decreased costs related to our Generx ASPIRE study, reductions in production and testing costs of $370,000 for Excellagen, and $628,000 reduction in personnel costs.

Selling, general and administrative expenses for the year ended December 31, 2014 were $2,935,863 compared to $4,908,919 for the year ended December 31, 2013. We implemented a number of cash savings initiatives during the second half of each of 2013 and 2014 which decreased certain expenses by approximately $2,000,000 on an annual basis, including a reduction in personnel costs of approximately $1.2 million through headcount and salary reductions, as well as savings in facility costs of approximately $314,000 associated with the relocation of our corporate headquarters, $394,000 reduction in sales and marketing costs and $511,000 reduction in professional services and other costs. These expense reductions were offset in the first quarter of 2014 by a non-cash, stock based compensation expense of $454,756 associated with warrants issued during the period. Total stock-based compensation expense for all stock options and warrants for the year ended December 31, 2014 was $508,629.

Interest expense for the year ended December 31, 2014 was $94,576 and represents interest costs incurred by a Company officer in connection with advances for payables to be reimbursed by the Company.

Other expense of $1,834,672 for the year ended December 31, 2014 includes non-cash impairment charges of $1,399,672 associated with a write down of our investment in Healthy Brands Collective and $435,000 associated with the write down of our investment in SourceOne Global Partners LLC.

Net loss from continuing operations for the year ended December 31, 2014 was $5,505,536, which included $508,628 of non-cash stock based compensation expense ($457,220 of which was included in selling, general and administrative, and $51,408 of which was included in research and development expense) and non-cash impairment charges of $1,834,672 as described above. Net loss from continuing operations for the year ended December 31, 2013 was $6,906,803 (which included only $40,750 of non-cash stock based compensation expense). The decrease in net loss was primarily a result of the decrease in operating expenses described above.

Net loss from discontinued operations for the year ended December 31, 2013 was $2,007,490, which was comprised of a $909,979 loss on the sale of our To Go Brands Inc. business of $909,979 and a $1,097,511 write off of the unamortized balance of certain technology licenses which was focused on that product line. There were no discontinued operations for the year ended December 31, 2014.

Net loss for the year ended December 31, 2014 was $5,505,536 (including the $508,628 non-cash stock based compensation expense) compared to a net loss of $8,914,293 for the same period of 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had approximately $217,000 in cash and cash equivalents. Our working capital deficit at December 31, 2014 was approximately $2,008,000. We have incurred recurring losses and as of December 31, 2014, we had accumulated deficit of approximately $111 million.

Net cash used in operating activities was $2.5 million for the year ended December 31, 2014 compared to $6 million for the year ended December 31, 2013. The decrease in net cash used in operating activities was due primarily to spending and headcount reductions in the second half of both 2013 and 2014.

Our primary source of liquidity has been cash from financing activities and in particular proceeds from sales of our debt and equity securities. Net cash provided by financing activities was $2.7 million for the year ended December 31, 2014 consisting of approximately $2.1 million in net proceeds from the sale of common stock to a strategic investor and cash advances from our Chief Executive Officer of approximately $527,000 to cover certain company expenses incurred in the ordinary course of business.

On February 28, 2014, we entered into a strategic collaboration and funding arrangement with Shanxi Taxus. The stock purchase agreement granted Shanxi Taxus the right to purchase up to $5.0 million of our common stock. The purchases were to occur in up to five tranches, each at a 10% premium to the then-current trailing average market prices of our common stock at the time of each closing. In February 2014, the Company closed the initial tranche of funding by selling 714,286 shares of common stock at $0.70 per share. On May 12, 2014, Shanxi Taxus acquired a second tranche of $1.5 million by purchasing 2,330,278 shares of common stock at $0.6437 per share a mutually agreed upon price. In December 2014, Shanxi Taxus acquired a portion of the third tranche of $300,000 by purchasing 466,056 shares of common stock at $0.6437 per share a mutually agreed upon price. The common stock issued to Shanxi Taxus is unregistered, but under the terms of the Stock Purchase Agreement, we agreed to grant the investor piggyback registration rights in the event that the Company files a registration statement for other shares of common stock. No warrants were issued in connection with the transaction.

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

On April 4, 2015, after the period covered by this report, we entered into a binding term sheet with Shenzhen Qianhai Taxus Industry Capital Management Co., Ltd (“Shenzhen Qianhai Taxus”), as lead investor, to purchase an equity stake in Angionetics Inc., Under the terms of the agreement, Shenzhen Qianhai Taxus agreed to acquire 15% of Angionetics’ outstanding common stock for an aggregate purchase price of $3,000,000 or 600,000 shares at $5 per share, payable in three tranches to be completed by May 30, 2015. On completion of the purchase, Taxus Cardium has agreed to grant Shenzhen Qianhai Taxus a right of first negotiation for exclusive license agreements for certain Asian markets to fund local country registrations, market and sell the Generx® product candidate, Excellagen®, an FDA-cleared dermal matrix product for advanced wound healing and a delivery platform for biologics and stem cells, and LifeAgain®, an advanced medical data analytics product technology platform. The agreement contemplates that this initial funding is a bridge equity investment to a separate larger financing to be conducted by Angionetics Inc., including a potential registration and public offering of securities. The terms provide for Taxus Cardium to gross up Shenzhen Qianhai Taxus’ shares to equate to a 15% interest in Angionetics following any such public offering. It also provides for certain registration rights for the shares purchased by Shenzhen Qianhai Taxus. We expect that the proceeds of this offering, if received in full, will be sufficient to fund our operations through December 31, 2015.

Our principal business objectives are to advance the independent monetization and funding activities of our core products and technologies, with our Angionetics Inc. subsidiary being focused on the Generx ® angiogenic gene therapy product candidate, and our Activation Therapeutics, Inc. subsidiary being focused on the Excellagen ® FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics, and/or to complete alterative corporate transactions. If we fail to conclude such transaction in a timely manner or alternatively fail to generate sufficient cash from financing activities, we will not generate sufficient cash flows to cover our operating expenses.

Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any significant off-balance sheet debt, nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued a number of new Accounting Standards Update which will or may impact the Company’s consolidated financial statements, including Accounting Standards Update 2014–08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity; Accounting Standards Update 2014–09, Revenue from Contracts with Customers; Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718); Accounting Standards Update 2014–15, Presentation of Financial Statements – Going Concern; Accounting Standards Update 2014–16, Derivatives and Hedging; Accounting Standards Update 2014–Business Combinations (Topic 805): Pushdown Accounting. The Company will implement the changes required by Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity in future financial statements and is currently evaluating the effects of the other Accounting Standards Update listed above on the consolidated financial statements. Additional information concerning the nature of requirements of these Accounting Standards Updates is contained in Note 2 of the Notes to Consolidated Financial Statements contained in this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Taxus Cardium Pharmaceuticals Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Taxus Cardium Pharmaceuticals Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ (deficit)/equity and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taxus Cardium Pharmaceuticals Group, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, New York

May 22, 2015

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$216,733	$22,489
Inventories, net	—	159,831
Prepaid expenses and other assets	202,957	309,200

Total current assets	419,690	491,520

Property and equipment, net	16,414	30,196
Investment	300,000	1,699,672
Deposit on investment option	—	435,000
Other long term assets	9,989	129,989

Total other assets	326,403	2,294,857

Total assets	$746,093	$2,786,377

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities:
Accounts payable	$1,204,302	$990,279
Accrued liabilities	535,251	611,007
Advances from officer	688,433	—

Current liabilities	2,427,986	1,601,286

Total liabilities	2,427,986	1,601,286

Commitments and contingencies
Stockholders’ (deficit)/equity:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 1,176 at December 31, 2014 and 1,500 at December 31, 2013, with liquidation preferences of $1,000	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 12,775,044 at December 31, 2014 and 8,810,624 at December 31, 2013	1,278	881
Additional paid-in capital	109,150,983	106,512,828
Accumulated deficit	(110,834,154)	(105,328,618)

Total stockholders’ (deficit)/equity	(1,681,893)	1,185,091

Total liabilities and stockholders’ (deficit) equity	$746,093	$2,786,377

See accompanying notes, which are an integral part of these consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
Revenues
Product sales	$—	$109,200
Grant revenues	—	—

Total revenues	—	109,200
Cost of goods sold	—	(69,160)

Gross profit	—	40,040

Operating expenses
Research and development	(640,425)	(2,037,370)
Selling, general and administrative	(2,935,863)	(4,908,919)

Total operating expenses	(3,576,288)	(6,946,289)

Loss from operations	(3,576,288)	(6,906,249)

Other income (expenses):
Impairment loss on investment	(1,834,672)	—
Interest income	—	217
Interest expense	(94,576)	(771)

Total other expenses	(1,929,248)	(554)

Net loss from continuing operations	(5,505,536)	(6,906,803)
Net loss from discontinued operations	—	(2,007,490)

Net loss	(5,505,536)	(8,914,293)
Deemed dividend on preferred stock	—	(405,872)

Net loss applicable to common stockholders	$(5,505,536)	$(9,320,165)

Net loss per share—basic and diluted
Net loss from continued operations	$(0.50)	$(1.04)
Net Loss from discontinued operations	(0.00)	(0.29)

Net loss per share—basic and diluted	$(0.50)	$(1.33)

Weighted average number of common shares outstanding – basic and diluted	11,121,871	6,995,676

See accompanying notes, which are an integral part of these consolidated financial statements.

TAXUS CARDIUM PHARMACEUICALS GROUP, INC. AND SUBSIDIAIRES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—January 1, 2013	6,460,586	$646	—	$—	$102,779,469	$(96,414,325)	$6,365,790
Issuance of common stock for cash, net of issuance costs of $20,000	17,187	2			65,741		65,743
Stock option compensation					40,750		40,750
Issuance of Series A preferred stock for cash, net of issuance costs of $45,000	—	—	4,012		3,627,101		3,627,101
Issuance of common stock on conversion of preferred stock	2,332,851	233	(2,512)	—	(233)		—
Net Loss						(8,914,293)	(8,914,293)

Balance—December 31, 2013	8,810,624	881	1,500	—	106,512,828	(105,328,618)	1,185,091
Issuance of common stock for cash, net of issuance costs of $170,000	3,510,620	351			2,129,573		2,129,924
Stock-based compensation					508,628		508,628
Issuance of common stock on conversion of preferred stock	453,800	46	(324)	—	(46)		—
Net Loss						(5,505,536)	(5,505,536)

Balance—December 31, 2014	12,775,044	$1,278	1,176	$—	$109,150,983	$(110,834,154)	$(1,681,893)

See accompanying notes, which are an integral part of these consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net loss applicable to common stockholders	$(5,505,536)	$(8,914,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,782	72,357
Amortization—intangibles	—	123,280
Amortization and write-off—technology and licenses	—	100,807
Write-off of technology licenses	—	1,097,511
Provision for obsolete inventory	159,831	(62,482)
Reserve for product returns	—	(76,000)
Stock based compensation expense	508,628	40,750
Impairment loss on investments	1,834,672	—
Deferred rent	—	(50,370)
Changes in operating assets and liabilities
Accounts receivable	—	222,110
Inventories	—	620,698
Prepaid expenses and other assets	106,243	90,130
Deposits	120,000	54,847
Payables advance from officer	161,933	—
Accounts payable	214,023	517,490
Accrued liabilities	(75,756)	137,789

Net cash used in operating activities	(2,462,180)	(6,025,376)

Cash Flows Used in Investing Activities
Purchases of property and equipment	—	(23,053)

Cash Flows From Financing Activities
Proceeds from officer’s loan	526,500	—
Restricted cash—collateral for letter of credit	—	50,000
Proceeds from sale of preferred and common stock, net of issuance costs of $170,000	2,129,924	3,692,844

Net cash provided by financing activities	2,656,424	3,742,844

Net increase (decrease) in cash and cash equivalent	194,244	(2,305,585)
Cash and cash equivalents at beginning of year	22,489	2,328,074

Cash and cash equivalents at end of year	$216,733	$22,489

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$1,438
Cash paid for income taxes	$3,200	$3,200

See accompanying notes, which are an integral part of these consolidated financial statements

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Liquidity

Organization

Taxus Cardium Pharmaceuticals Group, Inc. (the “Company,” or “Cardium,”) was incorporated in Delaware in December 2003. The Company is a regenerative medicine biotechnology company focused on the development of advanced regenerative therapeutics designed to promote the activation and growth of (1) microvascular circulation to enhance perfusion of ischemic cardiac tissue as a potential treatment for heart disease; and (2) granulation tissue as a treatment for chronic non-healing wounds. The Company has a commercial FDA-cleared wound care product, a late clinical stage cardiovascular gene therapy product candidate and corresponding technology platforms as outlined below. The Company also owns LifeAgain Insurance Solutions, Inc., a medical analytics business and holds an investment interest in Healthy Brands Collective, a health products company.

Based on the Company’s business strategy of partnering or otherwise monetizing products and product candidates with third party commercialization partners, two subsidiaries have been formed to coordinate the independent monetization and funding activities of its core products and technologies. The Angionetics Inc. subsidiary will focus on the late-stage clinical development and commercialization of the Company’s Generx ® angiogenic gene therapy product candidate, and the Activation Therapeutics, Inc. subsidiary will focus on the commercialization of the Excellagen ® FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics.

During 2013, the Company completed the initial product development of LifeAgain™, a medical analytics and social media-driven enabled e-commerce platform that is focused on the development, marketing and direct sales of new and innovative survivable risk, multi-year, non-convertible level term life insurance programs and other insurance products, that are currently non-accessible and unaffordable for certain sub-groups of highly motivated buyers considered “uninsurable” based on traditional underwriting standards by U.S. life insurance companies. The Company released the first product aimed at individuals with prostate cancer in 2013. LifeAgain Insurance Solutions, Inc. is operated as a wholly-owned subsidiary of Cardium.

The Company’s business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and having definable pathways to commercialization. The Company intends to consider various corporate development transactions designed to place its product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses.

The Company has yet to generate positive cash flows from operations, and is essentially dependent on debt and equity funding to finance its operations.

Reverse Stock Split

On July 17, 2013, pursuant to board and stockholder approval, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the State of Delaware to affect a reverse split of the Company’s outstanding common stock, par value $0.0001 per share, in a ratio of 1:20. The effective date of the reverse stock split was July 18, 2013.

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

Liquidity and Capital Resources

As of December 31, 2014, the Company had approximately $217,000 in cash and cash equivalents. The Company’s working capital deficit at December 31, 2014 was approximately $2,008,000. The Company has incurred recurring losses and as of December 31, 2014, the Company has accumulated deficit of approximately $111 million. During the years ended December 31, 2014 and 2013, the Company has used approximately $2.5 million and $6 million in its operating activities.

The Company’s primary source of capital resources is from proceeds from sales of its debt and equity securities. During the years ended December 31, 2014 and 2013, the Company raised net proceeds of approximately $2.1 million and $3.7 million, respectively from the sale of common stock and preferred stock to be used for general corporate purposes, including, but not limited, research and development activities and for working capital.

The Company anticipates that negative cash flows from operations will continue for the foreseeable future. The Company currently, does not have any unused credit facilities. As long as any shares of the Company’s Series A Convertible Preferred Stock are outstanding, the Company has agreed that it will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, incur any liens other than specified “Permitted Liens”.

The Company’s principal business objectives are to advance the independent monetization and funding activities of its core products and technologies, with its Angionetics Inc. subsidiary being focused on the Generx ® angiogenic gene therapy product candidate, and its Activation Therapeutics, Inc. subsidiary being focused on the Excellagen ® FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics, and/or to complete alterative corporate transactions. If the Company fails to conclude such transaction in a timely manner or alternatively fails to generate sufficient cash from financing activities, the Company will not generate sufficient cash flows to cover its operating expenses.

The Company’s history of recurring losses and uncertainties as to whether its operations will become profitable raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, inventories, accounts payable, and accrued liabilities approximate fair value due to the short term maturities of these instruments.

Use of Estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The most significant estimates and assumptions used by the management include obsolescence reserve for inventory, valuation allowance for deferred tax assets, and valuation of equity instruments. These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Taxus Cardium Pharmaceuticals Group, Inc. and its consolidated subsidiaries, Angionetics Inc., Activation Therapeutics, Inc. (formerly Tissue Repair Company), To Go Brands, Inc. (a business that is presented as a discontinued operation as described in Note 3) and LifeAgain Insurance Solutions, Inc. (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2014, the Company had no cash and cash equivalent balances in excess of the federally insured limit of $250,000.

Inventories, net

Inventories are stated at lower of cost or market and consist of raw materials associated with the Excellagen product. Inventories are valued on a first-in, first-out (FIFO) basis. The Company records reserves for inventories that are obsolete or exceed anticipated demand or carried at an amount that exceeds management’s estimate of net realizable. In establishing such reserves, management considers historical sales of identical and/or similar goods, product development plans and expected market demand. The Company recorded a reserve against inventory of approximately $160,000 for the year ended December 31, 2014 and of approximately ($62,000) for the year ended December 31, 2013.

Property and Equipment, net

Property and equipment are stated at cost and include equipment, installation costs and materials less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of the assets ranging from 3 to 5 years. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease.

Expenditures for maintenance and repairs, which do not extend the useful life of the assets, are charged to expense as incurred. Gains or losses on disposal of property and equipment are reflected in general and administrative expenses in the statement of operations.

Technology Licenses

Technology licenses represent two distinct licenses that the Company acquired for the use of fully developed product formulas that it planned to develop as part of the Company’s initiative to create a portfolio of nutraceutical products. The Company planned to market these products to consumers principally through convenience stores, pharmacy chains, and wholesale clubs that the Company gained access to as a result of its acquisition of To Go Brands (Note 3). These licenses were initially recorded at cost and were being amortized over the fixed term of the underlying agreements, which the Company believed was approximately equal to the useful lives of the underlying product formulas. The Company periodically tested the carrying amounts of these licenses for possible impairment in accordance with the guidelines enumerated under Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other” (ASC 350). Under ASC 350, intangible assets with definite lives are periodically tested for impairment based on an analysis of undiscounted cash flows (as described below). The Company sold its To Go Brand Business in 2013 and discontinued operation of its nutraceutical business. Management determined it appropriate to write-off of the unamortized balance of $1.1 million of the technology licenses associated with that product line at that time.

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

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. The Company did not believe there was any impairment of long-lived assets at December 31, 2014. During the year ended December 31, 2013 the Company determined to fully reserve the unamortized balance of $1.1 million for the Company’s technology licenses as described above.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Shares that are subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

Revenue Recognition

The Company’s revenues principally consist of sales of Excellagen product. The Company applies the revenue recognition principles set forth under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104. Accordingly, revenue from product sales is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. These criteria are typically met when the risk of ownership and title passes to the Company’s customers.

Research and Development

In accordance with ASC Topic 730 (FASB Accounting Standard Codification) research and development costs are expensed as incurred. Research and development expenses consist of purchased technology, purchased research and development rights and outside services for research and development activities associated with product development. In accordance with ASC Topic 730, the cost to purchase such technology and research and development rights are required to be charged to expense if there is currently no alternative future use for this technology and, therefore, no separate economic value.

Income Taxes

The Company applies the elements of ASC 740–10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2014, the Company did not have any unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There were no interest or penalties for the years ended December 31, 2014 and 2013. Tax years beginning in 2011 are generally subject to examination by taxing authorities, (although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.)

Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities, if any, are classified as current and non–current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of ASC Topic 815. Based upon the provisions of ASC Topic 815, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Loss Per Common Share

The Company computes loss per share, in accordance with ASC Topic 260 which requires dual presentation of basic and diluted earnings per share.

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the years ended December 31, 2014 or 2013 because their effect would be anti-dilutive.

As of December 31, 2014, potentially dilutive securities consist of outstanding stock options and warrants to acquire 2,788,242 shares of our common stock. As of December 31, 2013, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 1,122,830 shares of our common stock.

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

The Company accounts for investments in other entities under the cost method of accounting when the Company does not hold significant interest in nor has any management control over those entities. Based on the assessment, the Company recorded impairment charges of $1,834,672 and $0 during the years ended December 31, 2014 and December 31, 2013, respectively. (See Note 3) Investments are classified within Level 3 of the valuation hierarchy.

The following non recurring fair value measurements were recorded during the years ended December 31, 2014 and 2013:

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
Investment	$300,000	$—	$—	$300,000
December 31, 2013
Investment	$1,699,672	$—	$—	$1,699,672
Deposit on investment option	$435,000	$—	$—	$435,000

	$2,134,672			$2,134,672

The Company performed a valuation to estimate the fair value of its investment in Cell-nique preferred stock as of December 31, 2014. To determine the value of the equity instrument the Company considered the following three possible valuation methods: (1) the income approach, (2) the market approach and (3) the cost approach to estimate the enterprise value.

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

The Company selected the Income Approach to estimate the fair value of the Cell-nique preferred stock as of December 31, 2014, based on the financial information provided to the Company by Cell-nique.

The Company used a discounted cash flow model to determine the fair value of the investment in preferred stock of Cell-nique using a discount rate of 14%.

The Company has also fully impaired its deposit on investment in SourceOne since the Company determined it was probable it would not realize any benefit from its rights.

There were no transfers between level 1, 2 or 3 during the years ended December 31, 2014 and December 31, 2013.

Change in Level 3 assets measured at fair value on a non recurring basis for the year ended December 31, 2014:

Balance – January 1, 2014	$2,134,672
Impairment of investment	(1,399,672)
Impairment of deposit	(435,000)

Balance – December 31, 2014	$300,000

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If actual forfeiture rate is materially different from the estimates, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

Total stock-based compensation expense included in the consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	December 31,
	2014	2013
Research and development	$51,408	$5,997
General and administrative	457,220	34,753

Total stock-based compensation	$508,628	$40,750

Recent Accounting Pronouncements

In April 2014, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014–08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This new standard (i) raises the threshold for disposals to qualify as discontinued operations (ii) allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation, and (iii) provides for new and additional disclosures of discontinued operations and individually material disposal transactions. The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2016.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry–specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605–35, Revenue Recognition—Construction–Type and Production–Type Contracts, and create new Subtopic 340–40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011–230—Revenue

Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. The amendments in Accounting Standards Update 2014–09 are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014–09 on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718), which clarifies accounting for share–based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant–date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of Account Standards Update 2014–12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15, Presentation of Financial Statements – Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of Accounting Standards Update 2014–15 on the consolidated financial statements.

In November 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–16, Derivatives and Hedging. For hybrid financial instruments issued in the form of a share, Topic 815 requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. Certain classes of shares include features that entitle the holders to preferences and rights (such as conversion rights, redemption rights, voting powers, and liquidation and dividend payment preferences) over the other stockholders. Shares that include embedded derivative features are referred to as hybrid financial instruments, which must be separated from the host contract and accounted for as a derivative if certain criteria are met under Subtopic 815–10. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are “clearly and closely related” to the host contract. In making that evaluation, an issuer or investor may consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. The use of different methods can result in different accounting outcomes for economically similar hybrid financial instruments. Additionally, there is diversity in practice with respect to the consideration of redemption features in relation to other features when determining whether the nature of a host contract is more akin to debt or to equity. The amendments apply to all reporting entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–13G—Derivatives and Hedging—Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (Topic 815), which has been deleted. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of Accounting Standards Update 2014–16 on the consolidated financial statements.

In November 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–17 Business Combinations (Topic 805): Pushdown Accounting. The amendments in Accounting Standards Update 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in Accounting Standards Update 2014- 17 are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company is currently evaluating the effects of Accounting Standards Update 2014–17 on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on report consolidated net income for any periods presented.

NOTE 3—Disposal of Long-Lived Assets and Investment

On November 15, 2013, the Company sold the business conducted by its To Go Brands, Inc. subsidiary to Healthy Brands Collective in exchange for 33,441 shares of preferred stock of Cell-nique Corporation (“Cell-nique”) (the parent company of Healthy Brands Collective) and the assumption of certain liabilities. Because Cell-nique was a private company at the time of the sale, the Company recorded the value of the shares of preferred stock in the Company’s consolidated balance sheet as an investment in Cell-nique at the net asset value of the assets transferred and liabilities assumed by Cell-nique Corporation. The Company elected to defer recognition of any gain on the sale of the To Go Brands business until such time that the realization of the gain was reasonably assured. Accordingly, the Company is accounting for its investment in Cell-nique using the cost method of accounting, in which the cost is equal to the carrying amount of the net assets sold to Cell-nique as of the date that the transaction closed.

The preferred shares are convertible into Cell-nique Corporation common stock at the option of the Company, and at the time of the sale would represent approximately 4% of the fully-diluted voting interests of Cell-nique Corporation. These preferred shares also accrue dividends at the rate of 8% per annum, are mandatorily convertible into common shares under certain circumstances, and feature customary rights of priority and a liquidation preference in the event of a dissolution or winding up Cell-nique Corporation’s affairs or upon the occurrence of other deemed liquidation events described in Cell-nique Corporation’s articles of incorporation.

On the date of sale, the Company calculated the net assets of To Go Brands, Inc. as follows:

Net assets sold:
Accounts receivable	$106,843
Prepaid expenses and other current assets	8,059
Inventory, net	456,276
Property and equipment, net	18,082
Intangible assets, net	1,481,123
Other long term assets	0
Accounts payable	(305,072)
Other liabilities	(65,639)

Net Assets of To Go Brands, Inc. sold	$1,699,672

For the year ended December 31, 2013, the following results of operations of To Go Brands, Inc. and the expense associated with the write-off of the remaining recorded value of the technology licenses associated with the Company’s discontinued nutraceutical business are presented as a loss from a discontinued operation in the accompanying consolidated statements of operations:

Year ended December 31,2013
Revenues
Product sales	$1,728,177
Cost of goods sold	1,002,064

Gross profit	726,113
Operating expenses
Research and development	128,215
Selling, general and administrative	1,507,210

Total operating expenses	1,635,425

Loss from operation	(909,312)

Interest, net	(667)

Net loss from discontinued operations of To Go Brands, Inc.	(909,979)
Write-off of technology licenses associated with the nutraceutical product lines	(1,097,511)

Net loss from discontinued operations	$(2,007,490)

During the year ended December 31, 2014, the Company believed there were certain impairment triggering events and circumstances which warranted an evaluation of its investment in the Cell-nique preferred shares and a non-cash impairment charge of $1,399,672 was recorded. As of December 31, 2014, the remaining fair value of preferred shares in Cell-nique was $300,000.

NOTE 4— Intangible Assets and Strategic Investment

On December 20, 2011, the Company received a license for a portfolio of nutraceutical, pharmaceutical and medical food product opportunities with SourceOne Global Partners, LLC (“SourceOne”). In exchange for the license the Company issued 75,000 restricted shares of its common stock valued at $5.80 per share.

Under the SourceOne agreement, the Company also made an equity investment in the form of unregistered, restricted shares of its common stock to acquire an option to purchase to a 15% ownership interest in SourceOne Global Partners. The option was acquired through the issuance into escrow of 75,000 shares of the Company’s common stock which were recorded at a value of $5.80 per share based on the closing price of the Company’s stock on December 19, 2011, and is exercisable for an exercise fee of $10,000.

During the year ended December 31, 2014, the Company believed there were certain impairment triggering events and circumstances that warranted an evaluation of its SourceOne agreement and as a result a non-cash impairment charge of $435,000 was recorded.

Note 5—Inventories

Inventories consisted of the following:

	December 31, 2014	December 31, 2013
Raw materials	$183,398	$183,398
Finished goods	—	—

	183,398	183,398
Less provision for obsolete inventory	(183,398)	(23,567)

Inventories, net	$—	$159,831

Note 6—Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2014	2013
Computer and telecommunication equipment	$425,331	$425,331
Machinery and equipment	31,779	31,779
Office equipment	11,490	11,490
Instrumentation	—	—
Office furniture and equipment	223,206	223,206
Leasehold improvements	23,053	23,053

	714,859	714,859
Accumulated depreciation and amortization	(698,445)	(684,663)

Property and equipment, net	$16,414	$30,196

Depreciation and amortization of property and equipment from continuing operations totaled $13,782 and $44,973 ($27,384 related to discontinued operations) for the years ended December 31, 2014 and 2013, respectively.

Note 7—Accrued Liabilities

Accrued Liabilities consisted of the following:

	December 31,
	2014	2013
Payroll and benefits	$465,512	$511,098
Other	69,739	99,909

Total	$535,251	$611,007

Note 8—Commitments and Contingencies

Lease Commitments

On August 15, 2013, the Company entered into a lease for approximately 4,419 square feet of office space in San Diego, California to be used as its corporate headquarters. The lease commenced on September 1, 2013 once improvements were completed and has a term of 36 months from the commencement date. In addition to monthly base rent, the Company is also required to pay its proportionate share of any building operating expenses in excess of 2014 levels. In connection with entering into the lease, the Company paid a security deposit of $9,231. Monthly base rent is $9,678 during the first year of the lease and increases to $10,016 in year two and $10,367 in year three.

Future annual minimum rental payments under the leases are as follows:

Year Ending December 31,	Facilities (Operating Lease)
2015	121,596
2016	82,936

Total	$204,532

Rent expense included in continuing operations was $149,371, and $435,573 for the years ended December 31, 2014 and 2013 respectively.

License Fees

In October 2005, the Company completed a transaction with Schering AG Group, Germany (now part of Bayer AG) and related licensors, including the University of California and New York University, for the transfer or license of certain assets and technology for potential use in treating ischemic and other cardiovascular conditions. Under the terms of the transaction, the Company paid Schering a $4 million fee, and would be required to pay a $10 million milestone payment upon the first commercial sale of each resulting product. The Company also may be obligated to pay the following future royalties to Schering: (i) 5% on net sales of an FGF-4 based product such as Generx, or (ii) 4% on net sales of other products developed based on technology transferred to Cardium by Schering. As part of the Schering transaction, the Company acquired rights and corresponding obligations under the Regents of the University of California (Regents) September 1995 agreement, as amended. The agreement as amended may be canceled by the Company at any time on 60 days’ notice, following which the Company would continue to be responsible only for obligations and liabilities accrued before termination. Under the agreement, the Company is obligated to pay (1) an annual royalty fee of 2% based on net sales of products incorporating the technology licensed under the agreement, and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee) $100,000 for 2010, $100,000 for 2011, $150,000 for 2012, $150,000 for 2013 and $200,000 for 2014 and thereafter, payable on February 28 of the following year. The Company incurred the minimum license fee in 2013 and 2012. As part of the Schering transaction, the Company acquired rights and corresponding obligations under the New York University March 1997 agreement, as amended. Under the agreement, the Company is obligated to pay (1) an annual royalty fee of 3% based on net sales of products incorporating the technology licensed under the agreement, and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee) $100,000 for 2010, $100,000 for 2011, $150,000 for 2012, $150,000 for 2013 and $200,000 for 2014 and thereafter, payable on February 28 of the following year. As part of the Schering transaction, the Company acquired rights and corresponding obligations under the New York University March 1997 Agreement as amended, under which the Company may be obligated to pay an annual fee of $50,000 per year through the completion of the first full year of sales licensed technology as well as ongoing patent expenses incurred in connection with the licensed technologies. Should licensed products under the agreement reach the stage of filing of a product license application (PLA) and PLA approval or foreign equivalent thereof, the Company may be obligated to pay up to an aggregate amount of approximately $1.8 million for each product in milestone payments. In addition, beginning in the year in which the Company completes one full year of sales of licensed products and continuing thereafter until the agreement terminates or expires, the Company may also be obligated to pay annual royalty fees equal to 3% on net sales of products incorporating the licensed technology.

Legal Proceedings

In October 2014, the Company received a complaint filed by Biorasi LLC in Broward County, Florida, seeking payments of approximately $0.5 million related to its activities in connection with the Company’s ASPIRE clinical trial conducted in the Russian Federation. The Company plans to defend the action and is awaiting a ruling on its request to dismiss; the Company has not recorded a liability for this contingency as the Company believes that the probability of an adverse outcome is remote.

As of December 31, 2014, neither Cardium nor its subsidiaries were party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding, except as noted above. In the course of business, however, the Company could become engaged in various intellectual property, product-related, and other matters in connection with the technology the Company develops or licenses and the products the Company develops for commercialization. To the extent the Company is not successful in defending against any adverse claims concerning its technology, business relationships or products, the Company could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that the Company finds commercially reasonable or at all, or to pays other forms of compensation or expenses. In addition, any such proceedings, even if decided in the Company’s favor, involve lengthy processes, are subject to appeals, and typically result in substantial costs and diversion of resources.

Note 9—Income Taxes

The Company files income tax returns in the United States (Federal) and California. The Company is no longer subject to Federal, state and local income tax examinations by tax authorities for years prior to 2011.

The Company had U.S. federal and state net operating loss carryovers of $104.2 million and $92.5 million as of December 31, 2014 and 2013, respectively. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2024 for federal income purposes and in 2015 for state income tax purposes.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient history of income to conclude that it is more-likely-than-not that it will be able to realize all of its tax benefits in the near future and therefore the Company has established a valuation allowance for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. For the years ended December 31, 2014 and 2013 the change in the valuation allowance was $9,072,799 and $1,530,946, respectively.

Our net deferred tax asset consisted of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Deferred tax asset:
Net operating loss carryforwards	$41,512,011	$36,837,171
Deferred compensation	1,082,211	881,025
Depreciation and amortization	1,161,055	886,149
License impairment	—	437,187
Research and development credits	3,761,004	194,132
Accrued expenses	47,356	97,326
Impairment of investments	730,830	—
Other	248,933	137,611

Total deferred tax assets	48,543,400	39,470,601
Less: Valuation allowance	(48,543,400)	(39,470,601)

Net deferred tax asset	$—	$—

The income tax provision (benefit) from income taxes consists of the following at December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Federal
Current	$—	$—
Deferred	(6,333,053)	(1,306,714)
State
Current
Deferred	(2,739,746)	(224,232)

Total	(9,072,799)	(1,530,946)
Change in valuation allowance	9,072,799	1,530,946

Income tax provision (benefit)	$—	$—

As a result of the Company’s significant operating loss carry forwards and the corresponding valuation allowance, no income tax benefit was recorded at December 31, 2014 or 2013. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	December 31,
	2014	2013
Expected U.S. federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(14.6)%	(5.8)%
Deferred tax true-up	—%	18.7%
R&D credit	—%	(1.4)%
Other permanent differences	—%	0.3%

	(48.6)%	(22.2)%
Change in valuation allowance	48.6%	22.2%

Totals	0%	0%

Note 10—Stockholders’ Equity

Common Stock

On September 28, 2010, the Company entered into a Sales Agreement (“Sales Agreement”) with Brinson Patrick Securities Corporation to enable the Company to use Brinson Patrick as a sales manager to sell shares of its common stock from time to time in “at-the-market” transactions pursuant to the Company’s shelf registration statement on a best efforts basis. During the first quarter of 2013, the Company raised net proceeds of $65,743 through the sale of 17,187 shares of common stock under at-the-market transactions.

On February 28, 2014, the Company entered into a strategic collaboration and funding arrangement with Shanxi Taxus Pharmaceuticals Co., Ltd., which is based in the Peoples Republic of China (PRC) and is affiliated with Shenzhen Forntsea Taxus Industry Capital Management (“Shanxi Taxus”), to support the worldwide clinical and commercial development of Cardium’s advanced regenerative medicine therapeutics products, including the Generx product candidate and Excellagen. In connection with this arrangement, the Company entered into a Stock Purchase Agreement with Shanxi Taxus, pursuant to which, Shanxi Taxus agreed to purchase up to $5 million of shares of the Company’s unregistered common stock in multiple tranches, each at a 10% premium to the then-current trailing average market prices of the Company’s common stock at the time of each closing. In February 2014, the Company closed the initial tranche of funding by selling 714,286 shares of common stock at $0.70 per share. On May 12, 2014, Shanxi Taxus acquired a second tranche of $1.5 million by purchasing 2,330,278 shares of common stock at $0.6437 per share a mutually agreed upon price. In December 2014, Shanxi Taxus acquired a portion of the third tranche of $300,000 by purchasing 466,056 shares of common stock at $0.6437 per share a mutually agreed upon price. Although Shanxi Taxus originally had a right to purchase the third, fourth and fifth tranches of $1.0 million each, with the third tranche not timely closed for the full amount, it no longer has a contractual right to purchase additional shares pursuant to the terms of the Stock Purchase Agreement.

The common stock purchased by Shanxhi Taxus is unregistered, but in the event that the Company files a registration statement for other shares of common stock, then the Company agreed to supplement such registration statement to provide “piggyback” registration rights for the shares purchased by the Shanxi Taxus. No warrants were issued in connection with the transaction.

Preferred Stock

In April 2013, the Company entered into a securities purchase agreement with Sabby Healthcare, one of the Company’s institutional investors pursuant to which the Company agreed to sell to the investor an aggregate of 4,012 shares of its newly authorized Series A Convertible Preferred Stock, for a total purchase price of $4.0 million. No warrants were issued in connection with this offering, other than 44,087 placement agent warrants with an exercise price of $2.275 per share and an expiration date of August 27, 2015.

The initial closing under the securities purchase agreement took place in April 2013, at which the Company sold 2,356 shares of Series A Convertible Preferred Stock for aggregate net proceeds of $2,160,000. A second closing for the remaining 1,656 shares of Series A Convertible Preferred Stock for aggregate net proceeds of $1,532,000 took place on July 18, 2013. At December 31, 2014 the investor had converted 2,836 shares of Series A Convertible Preferred Stock into 2,786,652 shares of common stock. After giving effect to these conversions, 1,176 shares of Series A Convertible Preferred Stock were outstanding at December 31, 2014.

The holders of our Series A Convertible Preferred Stock are entitled, on an as-converted basis, to dividends equal to and in the same form as any dividends declared and issued on the Company’s common stock. Except as required by law, holders of Series A Convertible Preferred Stock are not entitled to voting rights. Upon any liquidation, dissolution or winding up, holders of the Series A Convertible Preferred Stock will be entitled to a liquidation preference above the holders of common stock or any other junior stock in an amount equal to the original purchase price of $1,000, plus any fees, damages or dividends arising. The Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock at the option of the holder, subject to a beneficial ownership limitation of 9.99%. The initial conversion price was $1.82 per share after giving effect to the reverse stock split, but was subsequently reset and is currently $0.6437 per share; the conversion price is subject to downward adjustment if the Company issue common stock or common stock equivalents at a price less than the then effective conversion price. The Company have the right to force conversion if the volume weighted average price for its common stock exceeds $12.00 per share for 25 trading days during a 30 consecutive trading day period and certain other equity conditions are met.

As long as any shares of Series A Convertible Preferred Stock are outstanding, the Company has agreed that it will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, incur any liens other than specified “Permitted Liens”, amend our Certificate of Incorporation in any manner that adversely affects the Series A Convertible Preferred Stock, repurchase or redeem any common stock or common stock equivalents, pay dividends on the Company’s common stock, or enter into any related party transactions.

The Company determined the Series A Convertible Preferred Stock contained a beneficial conversion feature at the date of issuance. This beneficial conversion feature amounted to $233,011 for the first closing and was recorded as a deemed preferred dividend in April 2013. The beneficial conversion feature on the second closing amounted to $172,861 and was recorded as a deemed preferred dividend in July 2013.

Stockholder Rights Plan

On July 10, 2006, the Company’s Board of Directors approved the adoption of a Stockholder Rights Plan (“Rights Plan”). Pursuant to the Rights Plan, the Company issued a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on July 21, 2006. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. In general, if a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15% or more of the Company’s common stock while the Rights Plan remains in place, then, unless the Board of Directors elects to redeem the rights for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group, for 0.001 of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.00. Until the rights become exercisable, the rights are represented by, and automatically trade with, the Company’s common stock certificates.

The Rights Plan was reviewed in 2012 and will be evaluated every three years by a committee of independent directors of the Company’s Board of Directors to consider whether the plan continues to be in the best interests of Cardium and its stockholders. The Rights Plan may be amended or revoked by the Board of Directors at any time and unless earlier terminated or amended, the rights will expire on July 10, 2016.

Stock Options and Other Equity Compensation Plans

The Company has an equity incentive plan that was established in 2005 under which 283,058 shares of the Company’s common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

At December 31, 2014 the following shares were outstanding and available for future issuance under the option plan:

Plan	Shares Outstanding	Shares Available for Issuance
2005 Equity Incentive Plan	104,000	179,058

There were no equity grants awarded during the year ended December 31, 2013. On February 28, 2014, outside of the 2005 Equity Incentive Plan, the Company issued 1,457,100 common stock warrants to directors, officers and our chief medical advisor. The warrants were approved by the Board of Directors, have a ten year term and an exercise price of $0.80 per share, which represented a 57% premium to the closing stock price on the date of issuance. These warrants have an anti-dilution feature which is activated if shares are sold at a price below the $0.80 exercise price of the warrant. This feature increases the number of common shares in which these warrants are exercisable into, but the exercise price still remains at $0.80 per share. As a result of the final tranche of the Shanxi Taxus equity transaction completed in December 2014 the 1,457,100 common stock warrants are now exercisable into 1,810,906 shares of common stock at a price of $0.80 per share. Of the 1,457,100 common stock warrants, 50,000 common stock warrants were issued to non-employees. These warrants are required to be marked to market. The amount was not considered material and was not booked to the consolidated financial statements.

The following is a summary of stock option and warrant activity under the Company’s equity incentive plan and warrants issued outside of the plan to employees and consultants, during the years ended December 31, 2014 and 2013:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2013	177,750	$33.40	2.8
Granted	—	0.80
Exercised
Cancelled (unvested)	(2,844)	14.80	—
Expired (vested)	(30,906)	41.70	—

Balance outstanding, December 31, 2013	144,000	31.74	2.1
Granted	1,812,906	0.80	9.1
Exercised
Cancelled (unvested)	(42,000)	32.02	—
Expired (vested)	—	—	—

Balance outstanding, December 31, 2014	1,914,906	$2.44	8.74

Balance exercisable, December 31, 2014	1,912,906	$2.44	8.74

The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. In determining the expected term, the Company separates groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those included in the table above. The volatility rates are based principally on the Company’s historical stock prices and expectations of the future volatility of its common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards and expected vesting.

The following table summarizes the stock options and warrants that the Company granted during the year ended December 31, 2014:

Grant Date	Quantity Issued	Expected Life (Years)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Grant Date Fair Value Per Option	Aggregate Fair Value
02/28/14	1,810,906	5.00	$0.80	98%	0%	1.49%	$0.34	$499,931
08/04/14	2,000	4.40	$0.80	93%	0%	1.49%	$0.32	$632

As of December 31, 2014, the Company had $360 unvested stock-based compensation at fair value remaining to be expensed. During the year ended December 31, 2014 and 2013, the Company recognized $508,629 and $40,750 of stock option compensation expense, respectively.

As of December 31, 2014 there was no intrinsic value to the outstanding and exercisable options and warrants.

Warrants

The following table summarizes warrant activity for the years ended December 31, 2014 and 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2013	1,369,321	$19.00	2.1
Warrants issued	44,088	2.28
Warrants exercised	(137)	5.60
Warrants expired	(434,579)	15.72
Warrants cancelled

Balance outstanding, December 31, 2013	978,830	19.82	1.9
Warrants issued	—	—
Warrants exercised	—	—
Warrants expired	(105,494)	32.68
Warrants cancelled

Balance outstanding, December 31, 2014	873,336	$17.79	1.0

Warrants exercisable at December 31, 2014	873,336	$17.79	1.0

As of December 31, 2014 there was no intrinsic value to the outstanding and exercisable options.

Note 11—   Subsequent Events

Resignation of Chief Financial Officer

On April 3, 2015, Dennis Mulroy resigned as the Chief Financial Officer of Taxus Cardium Pharmaceuticals Group Inc. and from all other offices with the Company. Mr. Mulroy resigned to pursue other opportunities and his departure was not due to any dispute or disagreement with the Company. He did not receive any severance payments under his employment agreement in connection with his departure.

Co-Development and Distribution Agreement with Dr. Reddy’s Laboratories Ltd.

On April 6, 2015, the Company entered into a term sheet with Dr. Reddy’s Laboratories Ltd. (NYSE: RDY) covering the co-development, marketing and sales of the Generx® [Ad5FGF-4] angiogenic microvascular gene therapy Phase 3 product candidate for patients with refractory angina and myocardial ischemia due to cardiac microvascular insufficiency. The terms sheet outlines the principle agreements between the parties and is binding, but is expected to be superseded by a definitive agreement with more detailed terms.

The term sheet grants Dr. Reddy’s Laboratories an exclusive license to market and sell Generx® in Russia, the Commonwealth of Independent States (CIS), Venezuela, Vietnam and Myanmar (the “Licensed Territories”) for a period of ten years with two five-year renewal options. Dr. Reddy’s Laboratories’ Russian-based business unit currently markets and sells prescription products in Russia. The term sheet grants Dr. Reddy’s Laboratories a right of first negotiation for the license rights to market and sell Generx® in up to 32 other countries in Latin America and the Association of Southeast Asian Nations. The Company retains full commercialization rights for North America, Europe, Japan, China, the Middle East, and Africa.

As co-development partner, Dr. Reddy’s Laboratories will assist with physician and hospital relationships as well as patient recruitment to accelerate completion of international Phase 3 ASPIRE clinical study in Russia. Dr. Reddy’s Laboratories’ Russian-based business unit markets and sells prescription products through its team of medical representatives and managers who promote the products to physicians across Russia. It has also agreed to assist with product registrations and regulatory compliance with local country health authorities in other jurisdictions in the Licensed Territories. Upon registration of Generx® in Russia, Taxus Cardium and Dr. Reddy’s Laboratories have agreed to share costs for a planned Phase 4 post-marketing clinical study, intended to expand the medical indications for which the product can be used.

The term sheet provides for Dr. Reddy’s Laboratories to pay upfront licensing fees on execution of the definitive agreement and upon registration of the Generx® product in Russia. The Company will retain control over the manufacturing of Generx® and will supply it to Dr. Reddy’s Laboratories on a cost-plus basis. Dr. Reddy’s will pay royalties on net sales of Generx®, with the percentage varying based on the degree of market penetration for the product in the relevant territory.

Formation of Angionetics Inc.

In April 2015, the Company formed a new subsidiary Angionetics Inc., a Delaware corporation, for the purpose of continuing the work of the Company’s cardium therapeutics business. Angionetics Inc. is focused on the Phase 3 clinical development and commercialization of Generex®, the Company’s angiogenic gene therapy product candidate for the treatment of refractory angina and myocardial ischemia due to cardiac microvascular insufficiency.

Angionetics Financing Agreement

On April 8, 2015, the Company entered into a binding term sheet with Shenzhen Qianhai Taxus Industry Capital Management Co., Ltd (“Shenzhen Qianhai Taxus”), as lead investor, to purchase an equity stake in Angionetics Inc.

Under the terms of the agreement, Shenzhen Qianhai Taxus agreed to acquire 15% of Angionetic’s outstanding common stock for an aggregate purchase price of $3,000,000 or 600,000 shares at $5 per share, payable in three tranches that are planned to be completed by May 30, 2015. On completion of the purchase, the Company has agreed to grant Shenzhen Qianhai Taxus a right of first negotiation for exclusive license agreements for certain Asian markets to register, market and sell the Generx® product candidate, Excellagen®, and LifeAgain®.

The agreement contemplates that this initial funding is a bridge investment to a separate larger financing to be conducted by Angionetics, Inc., including a potential registration and public offering of securities. The terms provide for the Company to gross up Shenzhen Qianhai Taxus’ shares to equate to a 15% interest in Angionetics, Inc. following any such public offering. It also provides for certain registration rights for the shares purchased by Shenzhen Qianhai Taxus.

Shenzhen Qianhai Taxus is an affiliate of Shanxi Taxus Pharmaceuticals Co., Ltd. which holds approximately 27.5% of Cardium’s outstanding common stock as a result of a Stock Purchase Agreement dated February 21, 2014. In connection with that transaction, the Company granted Shanxi Taxus Pharmaceuticals Co., Ltd. the right to appoint two members to our Board of Directors. Mr. Jiayue Jhang, one of the appointed members of our Board of Directors who serves as our Chairman, is the Chairman of Shenzhen Qianhai Taxus and Shanxi Taxus Pharmaceuticals Co., Ltd.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for their intended purpose described above because of a material weakness in our internal control over financial reporting as discussed below.

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

Under the supervision, and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective for their intended purposes described above as of December 31, 2014 as a result of a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. At the year ended December 31, 2014, we noted the following material weaknesses in the operation of our internal controls as follows:

•

We did not maintain a sufficient complement of personnel with the appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements; and

•	We did not maintain a sufficient complement of personnel to permit the segregation of duties among personnel with access to the Company’s accounting and information systems and controls.

Our management does not believe that the material weakness in internal controls has resulted in any inaccuracy or misstatement in the financial statements included in this report. We plan to remediate these material weaknesses by hiring additional qualified accounting personnel when the Company has the financial resources to support those expenses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules applicable to smaller reporting companies.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2014, we implemented a reduction in force that reduce the number of our full-time employees to three people. The reductions materially impacted internal controls over financial reporting, eliminating the potential for segregation of duties and increasing the possibility that one or more employees could circumvent our internal control systems.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages as of May 22, 2015 are set forth below.

Name of Executive Officer	Age	Position
Christopher J. Reinhard	61	Chairman of the Board, President, Chief Executive Officer and Treasurer
Jiayue Zhang	57	Executive Chairman
Edward W. Gabrielson M.D.	62	Director
Lon E. Otremba	58	Director
Andrew M. Lietch	71	Director
Gerald J. Lewis	81	Director
Murray H. Hutchison	76	Director
John F. Wallace	64	Director
Tyler M. Dylan-Hyde, Ph.D., J.D.	54	Director
Wei-Wei Zhang M.D. Ph.D.	57	Director
Gabor M. Rubanyi, M.D., Ph.D.	68	Chief Scientific Officer

Dr. Gabrielson has served as a director and a member of the Nominating Committee of the Board of Directors since January 2006. He has more than 25 years of experience as a physician and faculty member at Johns Hopkins University. Currently, Dr. Gabrielson is a Professor of Pathology and Oncology at Johns Hopkins University School of Medicine, and Professor of Environmental Health Sciences at the Johns Hopkins University Bloomberg School of Public Health. He is also an attending physician at the Johns Hopkins Hospital and Bayview Medical Center. Dr. Gabrielson received a Bachelor of Science in Biology and Chemistry from the University of Illinois and an M.D. from Northwestern University Medical School. Dr. Gabrielson was selected to serve on our Board of Directors because of his medical and general industry experience gained as a practicing physician.

Mr. Otremba is currently the Principal Managing Director of Otremba Management Advisory, LLC, a management advisory firm, and has served as a director and a member of the Nominating Committee of the Board of Directors since January 2006. He previously served as the Chief Executive Officer of Tylted (July 2011-March 2013), which hosts one of the Mobile Web’s largest communities of social, casual gamers. He was also Executive Chairman and a director of Professional Interactive Entertainment (July 2010-2013), a leading provider of Web-based services for video gamers worldwide. Previously he was Chairman and Chief Executive Officer (October 2006- December 2010) of Access 360 Media, a privately-held media company, where he remains a board director. Previously, Mr. Otremba was Chief Executive Officer (September 2003-August 2005) and a director (September 2003-July 2005) of Muzak, LLC; Executive Vice President (2001-2003) of Time Warner; and President and a director (1997-2000) of Mail.com (now Easy Link Services Corp.). He is also currently is a director of EEI Communications (since June 2006), a privately-held leading provider of outsourced new media, print publishing and staffing services. He is a past director of DotMenu, Inc. (2008- 2012) an interactive commerce company, which was acquired by GrubHub; Power Medical Interventions (2006 – 2009), a privately held medical technology company which was acquired by Covidien in September 2009, and Artes Medical, Inc., (from 2006 to 2008) a publicly traded medical technology company which filed for bankruptcy protection in 2008. Mr. Otremba we selected to serve on our Board of Directors because of his extensive experience as a management advisor and his media industry experience.

Mr. Zhang is Chairman of Shanxi Taxus Pharmaceuticals Co. Ltd. (“Shanxhi Taus”) (from 2000 to the present) and Shenzhen Frontsea Taxus Industry Capital Management, each of which are located in Jinzhong City, Shanxi Providence, People’s Republic of China ,and focused on Natural resource cultivation and manufacture of paclitaxel, as well as other lines of business including natural resource management and healthcare manufacture manufacturing. Mr. Zhang also has interests in banking and finance as well as a developing private equity arm. He was previously Chairman and general manager of Shanxi Zhanhua Pharmaceutical (from 1993 to 2000). Mr. Zhang was appointed to our Board of Directors as a designee of Shanxi Taxus. On February 28, 2014, Cardium entered into a Collaboration Agreement and a Stock Purchase Agreement. Under the Collaboration Agreement, Shanxi Taxus agreed to apply commercially reasonable efforts to assist Cardium to develop plans to commercialize Cardium products in China and Cardium agreed to apply commercially reasonable efforts to assist Shanxi Taxus to commercialize Shanxi Taxus products in the United States. In addition, the Company agreed that following the closing of $2.0 million in financing under the Stock Purchase Agreement it would increase the size of its board of directors by two members and appoint Mr. Jiayue Zhang, who is the Chairman of Shanxi Taxus, and an additional individual with U.S. corporate and financial experience to Cardium’s Board of Directors.

Dr. Dylan-Hyde is co-founder of Cardium and has served as a director since its inception in December 2003. He currently serves as the Chief Legal Officer for CRISPR Therapeutics (since January 2015), a privately-held biopharmaceutical focused on developing genome-editing technology into transformative medicines. He previously served as the Company’s General Counsel, Executive Vice President, Secretary and Chief Business Officer from 2003 until December 2014. From 1998 to 2002 Dr. Dylan-Hyde was Vice President and General Counsel of Collateral Therapeutics, Inc., a biotechnology company that was listed on Nasdaq before its sale to Schering AG in 2002 Dr. Dylan-Hyde has played a key role in the pre-clinical, clinical and commercial development of the Generx program since 1996. He was a partner in Morrison Foerster LLP, an international law firm that developed the Generx intellectual property covering methods of cardiovascular gene therapy based on discoveries by researchers at the University of California, San Diego. Dr. Dylan-Hyde has focused on the development of innovative biologics and devices for cardiovascular and ischemic diseases for more than fifteen years. He also has worked with both researchers and business management in the biotech and pharmaceutical industries. Dr. Dylan-Hyde received a B.Sc. in Molecular Biology from McGill University, Montreal, Canada, a Ph.D. in Biology from the University of California, San Diego, where he performed research at the Center for Molecular Genetics, and a J.D. from the University of California, Berkeley. Dr. Dylan-Hyde is a co-founder and was asked to serve on the board of directors based on his extensive industry experience, his legal experience, particularly in the areas on intellectual property rights related to gene therapies, as well as his public company experience.

Mr. Leitch has served as a director and a member of the Audit Committee of the Board of Directors since August 2007, and was appointed Chairman of the Audit Committee and a member of the Compensation Committee in March 2011. Mr. Leitch is a financial industry veteran, having served 28 years in public accounting, including 20 years as a partner in Deloitte & Touche. He was deeply involved in international business, serving in various capacities throughout his career including Asian Regional Partner, Managing Partner of various offices in Asia, and Director of Mergers and Acquisitions for South East Asia. Mr. Leitch currently serves on the Board of Directors of two other publicly listed companies, Blackbaud, Inc. and STR Holdings, Inc. Mr. Leitch previously served as a director and the Chairman of the Audit Committee of Open Energy, Inc. (2006-2007), as a director and a member of the Audit Committee of Wireless Facilities, Inc. (2005-2006), and a director and member of the Audit Committee of Aldila Inc. (2004 – 2010), all publicly-traded companies at the time of service. He is also a board member of certain private and portfolio companies within leading U.S. and International private equity groups. Mr. Leitch is a Certified Public Accountant. Mr. Leitch was recruited to join our Board of Directors, in particular, to serve the function of audit committee chairman and financial expert. Mr. Leitch has served as audit committee chair now for three other public companies at various times prior joining the Company.

Justice Lewis has served as a director, a member of the Audit Committee and the Chairman of the Compensation Committee of the Board of Directors since January 2006. He served on a number of courts in the California judicial system, and retired from the Court of Appeal in 1987. He has served as an arbitrator or mediator on a large number of cases and was Of Counsel to Latham & Watkins from 1987 to 1997. He has previously served as a director of several publicly-traded companies, including Henley Manufacturing, Wheelabrator Technologies, Fisher Scientific International, California Coastal Properties and General Chemical Group, and was Chairman of the Audit Committee of several of these companies. Justice Lewis was a director of Invesco Mutual Funds from 2000 until 2003, when Invesco became the AIM Mutual Funds, and thereafter served as a director of the AIM Mutual Funds from 2003 to 2006. Since August 2006, Justice Lewis has served as a director and a member of the Audit and Compensation Committees of the Tennenbaum Opportunities Fund. Justice Lewis was asked to serve on our Board of Directors because of his extensive service on boards of directors of public companies. His experience as a director, and his prior experience as a judge and attorney, provides valuable insight and guidance on matters related to corporate governance.

Mr. Hutchison has served as a director, a member of the Audit and Compensation Committees and the Chairman of the Nominating Committee of the Board of Directors since January 2006. He served 27 years as Chief Executive Officer and Chairman of International Technology Corp., a large publicly-traded diversified environmental engineering and construction firm, until his retirement in 1997. Since his retirement, Mr. Hutchison has been self-employed with his business activities involving primarily the management of an investment portfolio and consulting with corporate management on strategic issues. Mr. Hutchison currently serves as a director of Cadiz, Inc. (since 1998), a publicly-traded company focused on land acquisition and water development activities, and The Olson Company (since 1996), a privately-held home builder, and has served on the Audit and Compensation Committees of several publicly-traded companies. Previously, Mr. Hutchison served as Chairman and Chief Executive Officer (1999-2000) of Sunrise Medical, a publicly-traded medical equipment manufacturer, and as a member of the Board of Management of the University of California Berkeley Haas Graduate School of Business Administration. He also has served as a trustee or member of the board of managers of various foundations. Mr. Hutchison holds a B.S. in Economics and a B.B.A. in Foreign Trade. Mr. Hutchinson was invited to serve as a member of our Board of Directors because of his strong background in managing business organizations and his experience serving as a director of publicly traded companies.

Mr. Reinhard is co-founder of the Company and has served as a director and the Chief Executive Officer, President and Treasurer of Cardium since its inception in December 2003. Mr. Reinhard has played a leadership role in the pre-clinical, clinical and commercial development of the gene-based therapeutics including the Generx [Ad5FGF-4] program. In 1996, he was co-founder of Collateral Therapeutics, Inc. which licensed the Generx technology covering methods of cardiovascular gene therapy based on discoveries by researchers at the University of California. He helped lead that company through a Nasdaq listing and a five year strategic partnership with Schering AG that supported the clinical development of Generx and ultimately led Schering to purchase Collateral Therapeutics for approximately $160 Million in 2003. After Schering was subsequently acquired by Bayer, Mr. Reinhard co-founded Cardium Therapeutics to re-acquire rights to the technology and advance the Generx program. For the past fifteen years, Mr. Reinhard has focused on the commercial development of innovative therapeutics and medical devices.From 2004-2008, Mr. Reinhard was Executive Chairman of Artes Medical, Inc., a publicly-traded medical technology company which filed for bankruptcy in 2008; and prior to co-founding Collateral Therapeutics, he was Vice President and Managing Director of the Henley Group, a publicly-traded diversified industrial and manufacturing group, and Vice President of various public and private companies created by the Henley Group through spin-out transactions, including Fisher Scientific Group, a leading international distributor of laboratory equipment and test apparatus for the scientific community, Instrumentation Laboratory and IMED Corporation, a medical device company. Mr. Reinhard received a B.S. in Finance and an M.B.A. from Babson College. Mr. Reinhard is a co-founder and serves as an inside director and the Chairman of our Board of Directors. He has significant industry experience as well as public company experience.

Mr. Wallace is currently the President and Managing Partner of Philadelphia Financial Services LLC which provides consulting services to firms in the financial services industry. Mr. Wallace is an experienced financial and equity trading services executive. He served as Chairman of the Philadelphia Stock Exchange (PHLX) until its acquisition by NASDAQ, and has been associated with the PHLX since 1964. During his years of expertise in trading and investment matters he has been an advisor to numerous companies and governments, including in the People’s Republic of China. Mr. Wallace is Shangxhi Taxus’s second designee to the board of directors. He was selected by Shanxhi Taxus because of his deep knowledge of the securities industry and corporate practices of publicly-traded companies and his expertise in cross border trading and investment between the United States and China.

Dr. Wei-Wei Zhang is currently Managing Director of Adventin Inc., (since prior to 2010) a biotechnology services business, and he has played an important role in the discovery, research and commercialization of the first gene therapeutic Gendicine (Adp53) approved by a major world health regulatory authority (the SFDA of the People’s Republic of China) for the treatment of certain forms of cancer. Dr. Zhang has co-founded and led other biotechnology companies in the United States and PRC including Introgen Therapeutics, Shenzhen SBiono Gene Tech, GenStar Therapeutics, GenWay Biotech, Zhuhai Bioinforbody, Adventin, Acrotics and eBioCenter. Previously he was director of molecular biology, a gene therapy unit of Baxter Healthcare. Dr. Zhang obtained an M.D. degree in 1982 from Zhejiang University in China, an M.S. in toxicology from from Zhejiang University in 1985, a Ph.D. in molecular biology from the University of Alabama in 1989. Dr. Zhang has 16 patents and more than 65 peer-reviewed articles. Dr. Zhang was selected to join our board because of his contribution to the successful commercial development of the first gene therapy that was approved in China, his published research in the field of cell and gene therapy and experience with assisting early stage biotechnology companies advance into the commercialization process.

Dr. Rubanyi has been the Chief Scientific Officer of Cardium since June 2006. From November 2005 until March 2006, he provided consulting services to Cardium. In March 2006, Dr. Rubanyi became an employee and a Scientific Advisor of Cardium. Before joining Cardium in March 2006, Dr. Rubanyi was Vice President of Gene Therapy at Berlex Biosciences (a subsidiary of Berlex Laboratories, the U.S. pharmaceutical affiliate of the Schering AG Group, now Bayer Schering Pharma), and Adjunct Professor at the University of California, Davis. He initiated and played a leading role in the Angiogenic Gene Therapy for Coronary Artery Disease project at Schering/Berlex. Formerly, Dr. Rubanyi was Director of Vascular and Endothelial Research at Berlex (1992-1999), Director of the Institute of Pharmacology at Schering AG, Research Center, Berlin, Germany (1990-1992), Director of Pharmacology at Berlex Laboratories (1987-1990), and Associate Professor at the Mayo Clinic Medical School (1983-1987). Since 2006, Dr. Rubanyi has served as a director of Hybrid Systems, Ltd., a private, United Kingdom biotech company. Dr. Rubanyi is the author or co-author of 22 books and over 325 research articles, serves as an editorial board member to several biomedical journals and is the founder of the biomedical journal Endothelium. He also is a member of numerous American and international scientific societies. His pioneering work on the nature and characterization of endothelium-derived relaxing factors (nitric oxide) and contracting factors (endothelin) contributed substantially to the Company’s present knowledge about endothelial control of vascular function in health and disease, including angiogenesis.

Board Leadership

The Chairman of our Board of Directors also serves as our Chief Executive Officer. Our Board of Directors does not have a lead independent director. Our Board of Directors has determined that its leadership structure is appropriate and effective. Our Board of Directors believes that having a single individual serve as both chairman and chief executive officer provides clear leadership, accountability and promotes strategic development and execution. Our Board of Directors also believes that there is a high degree of transparency among directors and company management. Five of the seven members of our Board of Directors are independent directors and all of those individuals serve on the committees of our Board of Directors. Our Chairman and Chief Executive Officer does not serve on any committee, which our Board of Directors believes promotes appropriate independent leadership.

Independence

Our Board of Directors, following the review and determination of the Nominating Committee, has determined that eight of our ten directors are independent based on the definition of independence set forth in the NYSE MKT Company Guide. The members determined to be independent are Messrs. Gabrielson, Hutchison, Leitch, Lewis, Otremba and Wallace. In addition, Messrs. Hutchison, Leitch, and Lewis also have been determined by our Board of Directors to meet the independence standards for members of an audit committee set forth in the rules promulgated under the Securities Exchange Act of 1934.

Board Role in Risk Oversight

Our Board of Directors has an oversight role in managing our risk. Our Audit Committee receives reports from senior management on areas of material risk, including operational, financial, legal and strategic risks which enable the Audit Committee to understand management’s views on risk identification, risk management and risk mitigation strategies. The Audit Committee, or if appropriate, the full Board of Directors or another committee, will periodically request that management evaluate additional potential risks, provide additional information on identified risks, or implement risk remediation procedures.

Board Meetings

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2014 and took action by written consent on one occasion. Each of the seven current directors serving in 2014 attended at least 75% of the total number of meetings of the Board of Directors and applicable committees that each director was eligible to attend.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating Committee. The committees are comprised entirely of independent directors as defined under the rules of the NYSE MKT Company Guide. Members of the Audit Committee also must meet the independence standards for audit committee members contained in the Securities Exchange Act of 1934, as amended. The members of each of the committees of our Board of Directors are as follows:

Audit Committee	Compensation Committee	Nominating Committee

Murray H. Hutchison* Andrew M. Leitch (Chairman)* Gerald J. Lewis John F. Wallace	Murray H. Hutchison Gerald J. Lewis (Chairman) Andrew M. Leitch	Edward W. Gabrielson Gerald J. Lewis (Chairman) Lon E. Otremba Wei-Wei Zhang M.D. Ph.D John F. Wallace

*	The Board of Directors has determined that Messrs. Hutchison and Leitch are each an “audit committee financial expert” as defined by applicable rules adopted by the SEC.

During the year ended December 31, 2014, the Audit Committee held four meetings, the Compensation Committee held one meeting, and the Nominating Committee held one meeting.

Audit Committee. The Audit Committee operates under a charter. The general function of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of its financial statements. The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the accounting, reporting and financial practices of the Company, including the integrity of its financial statements and disclosures; the surveillance of administration and financial controls and the Company’s compliance with legal and regulatory requirements; the qualification, independence and performance of the Company’s independent registered public accounting firm; and the performance of the Company’s internal audit function and control procedures. The Audit Committee has the sole authority to appoint, determine funding for, and oversee the Company’s independent registered public accounting firm.

Compensation Committee. The Compensation Committee operates under a charter. The primary purpose of the Compensation Committee is to oversee the Company’s compensation and incentive programs for its executive officers and certain other key personnel. Among other things, the Compensation Committee recommends to the Board of Directors the amount of compensation to be paid or awarded to our executive officers and certain other personnel including salary, bonuses, other cash or stock awards under our incentive compensation plans as in effect from time to time, retirement and other compensation. In addition, the Board of Directors has delegated to the Compensation Committee the authority to administer the Company’s 2005 Equity Incentive Plan, including the authority to consider and act upon recommendations from management to grant awards under the plan to employees and consultants of the Company and its subsidiaries, not including officers and directors of the Company. The Compensation Committee may delegate its authority to subcommittees of the committee or to committees comprised of Company employees when legally permissible and when the Compensation Committee deems it appropriate or desirable to facilitate the operation or administration of the plans and programs that the committee oversees. The Compensation Committee also may engage the services of an independent compensation and benefits consulting company to conduct a survey and review of the Company’s compensation programs as compared to other similarly situated companies taking into account, among others, industry, size and location when the Compensation Committee deems appropriate. It is anticipated that the Compensation Committee will engage such independent consultants from time to time to aid the committee in its evaluation of the Company’s compensation programs for its executive officers.

Nominating Committee. The Nominating Committee operates under a charter. The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors and in determining the composition of the Board of Directors and its various committees. The Nominating Committee periodically reviews the qualifications and independence of directors, selects candidates as nominees for election as directors, recommends directors to serve on the various committees of the Board of Directors, reviews director compensation and benefits, and oversees the self-assessment process of each of the committees of the Board of Directors.

The Nominating Committee considers nominee recommendations from a variety of sources, including nominees recommended by stockholders. Persons recommended by stockholders are evaluated on the same basis as persons suggested by others. Stockholder recommendations may be made in accordance with our Stockholder Communications Policy. See “Stockholder Communications with Directors” below. The Nominating Committee has the authority to retain a search firm to assist in the process of identifying and evaluating candidates.

The Nominating Committee has not established any specific minimum requirements for potential members of our Board of Directors. Instead, the Nominating Committee’s evaluation process includes many factors and considerations including, but not limited to, a determination of whether a candidate meets the requirements of the NYSE MKT and the Securities Exchange Act of 1934, as amended, relating to independence and/or financial expertise, as applicable, and whether the candidate meets the Company’s desired qualifications in the context of the current make-up of the Board of Directors with respect to factors such as business experience, education, intelligence, leadership capabilities, integrity, competence, dedication, diversity, skills, and the overall ability to contribute in a meaningful way to the deliberations of the Board of Directors respecting the Company’s business strategies, financial and operational performance and corporate governance practices. Our Board of Directors does not have a specific policy with regard to the consideration of diversity in the identification of director nominees. The Nominating Committee will generally select those nominees whose attributes it believes would be most beneficial to the Company in light of all the circumstances.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees and directors, including all of our officers and non-employee directors and all employees, officers and directors of our subsidiaries. The Audit Committee periodically reviews the Code of Ethics and the Company’s compliance with its Code of Ethics. Any amendments to our Code of Ethics or any waivers from our Code of Ethics also will be posted on our website. Our Code of Ethics is not incorporated in, and is not a part of, this proxy statement and is not proxy-soliciting material.

Stockholder Communications with Directors

Our Board of Directors has adopted a Stockholder Communications Policy to provide a process by which our stockholders may communicate with our Board of Directors. Under the policy, stockholders may communicate with our Board of Directors as a whole, with the independent directors, with all members of a committee of our Board of Directors, or with a particular director. Stockholders wishing to communicate directly with our Board of Directors may do so by mail addressed to the Company at 11750 Sorrento Valley Road, Suite 250, San Diego, California, 92121, Attn: Corporate Secretary. The envelope should contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication” or “Stockholder-Director Communication.” All such letters must identify the author as a stockholder of the Company and clearly state whether the intended recipients are all members of the Board of Directors, all independent directors, all members of a committee of the Board of Directors, or certain specified individual directors.

Attendance at Annual Meetings

In recognition that it may not be possible or practicable, in light of other business commitments of the Company’s directors, to attend the Company’s annual meetings of stockholders, the members of the Board of Directors are invited, but not required, to attend each of the Company’s annual meeting of stockholders. At the Company’s last annual meeting of stockholders held on June 5, 2014, two members of the Board of Directors were present.

Report of the Audit Committee

The Audit Committee oversees the financial reporting process on behalf of the Board of Directors. It is not the duty of the Audit Committee to plan or conduct audits or to determine that the Company’s financial statements are complete and accurate and are prepared in accordance with generally accepted accounting principles; that is the responsibility of management and the Company’s independent public accountants. In giving its recommendation to the Board of Directors, the Audit Committee has relied on (i) management’s representation that such financial statements have been prepared with integrity and objectivity and in conformance with generally accepted accounting principles and (ii) the reports of the Company’s independent public accountants with respect to such financial statements.

We have reviewed and discussed the Company’s consolidated financial statements as set forth in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 with management of the Company and Marcum LLP., the Company’s independent registered public accountants.

We have discussed with Marcum LLP the matters required to be discussed by the Public Company Accounting Oversight Board (“PCAOB”), as adopted in Auditing Standard No. 16 (Communications with Audit Committees). We have received the written disclosures and the letter from Marcum LLP. required by the applicable PCAOB requirements for independent accountant communications with audit committees with respect to auditor independence and have discussed with Marcum LLP. its independence from the Company.

Based on our review and discussions with management of the Company and Marcum LLP referred to above, we recommend to the Board of Directors that the Company publish the consolidated financial statements of the Company for the year ended December 31, 2014 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Submitted by the members of the Audit Committee

Andrew M. Leitch, Chairman

Murray H. Hutchison

Gerald J. Lewis

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation earned by, or paid or awarded to, our chief executive officer and our two most highly compensated executive officers other than our chief executive officer who were serving as executive officers at December 31, 2014, for each of our three most recent fiscal years. Such officers are referred to as our “named executive officers.”

2014 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Warrant Awards[3] ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher J. Reinhard	2014	207,810	[1]	—	—	188,222	—	—	—	396,032
Chief Executive Officer & President	2013	332,807			—	—	—	—	—	332,807
	2012	385,875			—	—	—	—	—	385,875

Tyler Dylan-Hyde	2014	192,966				153,910				346,876
Chief Business Officer, Exec. VP, & General Counsel	2013 2012	309,045 358,313								309,045 385,875

Dennis Mulroy	2014	199,354	[2]	—	—	17,156	—	—	—	216,510	[2]
Chief Financial Officer	2013	224,250			—	—	—	—	—	224,250
	2012	260,000			—	—	—	—	—	260,000

Notes:

1)

Mr. Reinhard’s annualized base salary was unchanged from prior levels as approved by stockholders at the 2013 Annual Meeting of Stockholders, but Mr. Reinhard voluntarily elected to defer a portion of his salary during the 4 th Quarter of 2013 and 2014

2)

Mr. Mulroy’s annualized base salary was unchanged from prior levels as approved by the board of directors in 2010, but Mr. Mulroy voluntarily elected to defer a portion of his salary during the 4 th Quarter of 2013 and 2014

3)	Non-cash represents GAAP for Black-Scholes.

Narrative Disclosure to 2014 Summary Compensation Table

There are three basic components to our executive compensation program: salary and benefits; cash bonuses; and long-term incentive compensation in the form of stock options and other equity-based compensation. None of our named executive officers had an employment agreement with the Company for fiscal 2013.

Salary and Benefits.

In establishing the base salaries of our named executive officers, the Compensation Committee considered various factors, including the executive’s qualifications and relevant experience, the scope of the executive’s job responsibilities, the executive’s contributions and performance, the compensation levels of executives at similar companies with similar job responsibilities, and that it had been three years since the base salaries of our executives had been increased. No increase to base salaries of names executive officers has occurred since July 2010. Because of the Company’s financial position, it was not able to pay full base salaries to its executive officers during the year ended December 31, 2013 or 2014. The Compensation Committee determined to grant warrants to its executive officers in lieu of base compensation as described under long term incentive compensation below.

Cash Bonuses.

We currently do not have a formal cash bonus plan. Any bonuses awarded have been in the discretion of the Compensation Committee and the Board of Directors. No bonuses were awarded in 2012, 2013 or 2014.

As our business units are developing, the Compensation Committee is expected to give further consideration to plans that would seek to further align bonuses and other compensation with successful application of our business model by rewarding executive officers and other key personnel for significant contributions towards the development of our assets and portfolio of medical products and our efforts to monetize the economic value of that portfolio through strategic collaborations, selling businesses or assets, or completing other monetizing transactions at appropriate valuation inflection points.

Long-Term Incentive Compensation.

No awards were granted to our named executive officers under the 2005 Equity Incentive Plan in 2014. Mr. Reinhard and Dr. Dylan-Hyde have refrained participating in the 2005 Equity Incentive Plan.

Our Compensation Committee determined to award our executive officers warrants to purchase shares of the Company’s common stock, subject to certain adjustments and exercisable over a ten year period at $0.80 per share, which was approximately 57% above the closing price of the Company’s common stock on their issue date, February 28, 2014.

Outstanding Equity Awards at Fiscal Year-End 2014

The following table provides certain information about unexercised option awards and unvested restricted stock awards held by our named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - (#) Exercisable	Number of Securities Underlying Unexercised Options - (#) Un- Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Christopher Reinhard	—	—	—	—	—	—	—	—	—

Tyler Dylan-Hyde	—	—	—	—	—	—	—	—	—

Dennis Mulroy	13,750	—	—	39.00	11/17/2015	—	—	—	—

	16,250			14.80	3/08/2016

During the year ended December 31, 2014, there were no option exercises or vesting of stock awards to our named executive officers. Mr. Reinhard and Dr. Dylan-Hyde have refrained from participating in the Plan and have never accepted stock option awards under the plan. Mr. Reinhard, Mr. Dylan-Hyde and Mr. Mulroy did receive certain warrants in 2014 in partial compensation for their salary reductions as discussed above.

DIRECTOR COMPENSATION

Each non-employee director generally receives an annual retention fee of $24,000, payable quarterly, and members of the Audit Committee receive an additional annual fee of $10,000 for their service on the Audit Committee. Directors appointed during a term year may receive a proportional amount of the annual retention fee for that year. Options and other equity awards may be granted to directors on a discretionary basis. Upon joining the Board of Directors, each non-employee director receives an option under the Company’s 2005 Equity Incentive Plan to acquire 5,000 shares of the

Company’s common stock, vesting over a four year period, with an exercise price equal to the last reported sale price of the Company’s common stock on the date of grant, and a ten year term. Directors are reimbursed for travel and other expenses incurred in connection with attending board and committee meetings. Neither Mr. Reinhard nor Dr. Dylan-Hyde, each of whom served as both our executive officers and on our Board of directors, received any additional compensation for serving as a director.

Directors accepted reduced payments in 2013, representing 50% of the planned compensation amount. In 2014, after the period covered by the Director Compensation table below, and in partial consideration for such reductions in 2013, and as an ongoing equity incentive for 2014 and beyond, non-employee directors received warrants to purchase 50,000 shares of the Company’s common stock, subject to certain adjustments and exercisable over a ten year period at $0.80 per share, which was approximately 57% above the closing price of the Company’s common stock on their issue date, February 28, 2014.

The following table shows the compensation earned by our non-employee directors for all services rendered by them in their capacity as a director of the Company during the year ended December 31, 2014.

Director Compensation for Fiscal Year 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) [1]	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Gabrielson	$—	—	17,000	—	—	—	$17,000
Murray Hutchison	—	—	17,000	—	—	—	17,000
Andrew Leitch	—	—	17,000	—	—	—	17,000
Gerald Lewis	—	—	17,000	—	—	—	17,000
Lon Otremba	—	—	17,000	—	—	—	17,000

[1]	As of December 31, 2014, each of our non-employee directors had options and warrants outstanding to purchase 72,141 shares of our common stock

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK HOLDINGS OF CERTAIN OWNERS AND MANAGEMENT

The following table sets forth information on the beneficial ownership of our common stock as of May 22, 2015 by (a) each director and nominee for director, (b) each of the named executive officers listed in the compensation tables included in this proxy statement, (c) all of our current directors and executive officers as a group, and (d) each person known to us who beneficially owns more than 5% of the outstanding shares of our common stock. Except as otherwise indicated, the address for each beneficial owner is 11750 Sorrento Valley Road, Suite 250, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership [1]		Percent of Common Stock Outstanding [2]
Tyler M. Dylan-Hyde, Ph.D., J.D. Director	684,965	[3]	5.14%
Edward W. Gabrielson, M.D. Director	123,808	[4]	Less than 1%
Murray H. Hutchison Director	122,141	[4]	Less than 1%
Andrew M. Leitch Director	122,736	[4]	Less than 1%
Gerald J. Lewis Director	123,808	[4]	Less than 1%
Lon E. Otremba Director	123,808	[4]	Less than 1%
Christopher J. Reinhard Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal Executive Financial and Accounting Officer)	1,229,409	[5]	8.87%

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership [1]		Percent of Common Stock Outstanding [2]
Gabor M. Rubanyi, M.D., Ph.D. Chief Scientific Officer	165,491	[6]	1.29%
Wei Wei Zhang Director	50,312	[7]	Less than 1%
Jiayue Zhang, Director	3,610,932	[8]	28%
All directors and executive officers as a group (10 persons)	6,357,410	[9]	49.8%
Sabby Management Ltd 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458	1,229,668	[10]	9.63%

[1]

A person is considered to be a beneficial owner of shares if the person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting or investment power over the shares, or has the right to acquire beneficial ownership of the shares at any time within 60 days (such as through the exercise of stock options, warrants or other rights). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse.

[2]

The percentages shown are calculated based on the number of shares of our common stock outstanding plus, for each person or group, any shares that person or group has the right to acquire within 60 days of May 22, 2015 pursuant to options, warrants or other rights. As of May 22, 2015, there were 12,775,044 shares of our common stock outstanding.

[3]	Includes 557,465 shares underlying warrants exercisable within 60 days of May 22, 2015.
[4]	Includes 122,141 shares underlying options exercisable within 60 days of May 22, 2015.
[5]	Includes 1,081,746 shares underlying warrants exercisable within 60 days of May 22, 2015.
[6]	Includes 65,491 shares underlying warrants exercisable within 60 days of May 22, 2015.
[7]	Includes 50,312 shares underlying warrants exercisable within 60 days of May 22, 2015.
[8]

Includes 100,312 shares underlying warrants exercisable within 60 days of May 22, 2015 and 3,510,620 shares held by Shanxi Taxus Pharmaceuticals Co., Ltd., Jinshang International Golden Tower, Suite 1202, Yuci District, Jinzhong City, Shanxi Province, China 030600.

[9]	Includes 2,466,031 shares underlying options and warrants exercisable within 60 days of May 22, 2015.
[10]	Based on information contained in a Schedule 13G/A filed with the SEC on January 8, 2015.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and any person who owns more than 10% of our common stock, to file with the SEC initial reports of ownership of our common stock within 10 days of becoming a director, executive officer or greater than 10% stockholder, and reports of changes in ownership of our common stock before the end of the second business day following the day on which a transaction resulting in a change of ownership occurs. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of the copies of such reports provided to us and written representations from our directors and executive officers that no other reports were required, during the year ended December 31, 2014, all required Section 16(a) reports applicable to our directors, executive officers and greater than 10% stockholders were timely filed.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the Audit Committee’s charter, the Audit Committee is responsible for reviewing all related party transactions for potential conflict of interest situations on an ongoing basis. The Company may not enter into a related party transaction unless it has been approved by the Audit Committee. A transaction is considered a “related party transaction” if the transaction would be required to be disclosed pursuant to Item 404 of Regulation S-K.

For the period January 1, 2013 through December 31, 2014, other than the transactions described under “Executive Officer Compensation” and “Director Compensation” above, there has not been any transactions or series of similar transactions in which the Company was a participant and the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2013 and 2014, which is approximately $23,000, and in which any of our directors, executive officers, holders of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm for the fiscal year ended December 31, 2014 was Marcum LLP. The Audit Committee of the Board of Directors has selected and approved Marcum LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2015. Representatives of Marcum LLP are not expected to be present at the Annual Meeting.

Audit Fees

The aggregate fees billed to the Company by Marcum LLP for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and other services normally provided in connection with our statutory and regulatory filings during each of the last two fiscal years ended December 31, were:

2014	163,114
2013	158,000

Audit-Related Fees

There were no fees billed to the Company by Marcum LLP for assurance and related services reasonably related to the performance of the audit or review of our financial statements, and not included under “Audit Fees” above, during the fiscal years ended December 31, 2014 and December 31, 2013.

Tax Fees

There were no fees billed to the Company by Marcum LLP for professional services for tax compliance, tax advice or tax planning during the fiscal years ended December 31, 2014 and December 31, 2013.

All Other Fees

There were no other fees billed to the Company by Marcum LLP for products and services, other than those described above, provided during the fiscal years ended December 31, 2014 and December 31, 2013.

Pre-Approval Policies and Procedures

Committee Pre-Approval. Our Audit Committee has approved certain pre-approval policies and procedures which are contained in its charter. Under these policies and procedures, the Audit Committee must approve in advance all auditing services and all permissible non-audit services to be provided by our independent registered public accounting firm. If the Audit Committee approves an audit service within the scope of the engagement of our independent registered public accounting firm, such audit service will be deemed to have been pre-approved.

Pre-Approval Exceptions. Notwithstanding the Audit Committee pre-approval policies described above, pre-approval is not required for permissible non-audit services if (i) the aggregate amount of all such non-audit services provided to the Company is not more than 5% of the total amount of revenues paid by the Company to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by the Company at the time of engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved before completion of the audit by the Audit Committee or by one or more members of the Audit Committee to whom authority to grant such approvals has been delegated by the Audit Committee.

Delegation of Pre-Approval Authority. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant the pre-approvals of audit and permissible non-audit services described above. The decision of any member of the Audit Committee to whom such authority is delegated shall be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has delegated the authority to grant the pre-approvals of audit and permissible non-audit services to the Chairman of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of December 31, 2014 and 2013;

•	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2014;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. The following financial statement schedules are included under Item 8 of this report: None.

(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3.1	Second Amended and Restated Certificate of Incorporation of Cardium Therapeutics, Inc. as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the commission on January 18, 2006

3.2	Certificate of Ownership and Merger as filed with the Delaware Secretary of State on March 14, 2014	Exhibit 3.1 of our Current report on Form 8-K, filed with the Commission on March 18, 2014.

3.2	Amended and Restated Bylaws of Cardium Therapeutics, Inc. as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the Commission on January 18, 2006

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

3.4	Certificate of Designation for Series A Convertible Preferred Stock	Exhibit 3.1 of our Current Report on Form 8-K, filed with the Commission on April 5, 2013.

4.1	Form of Warrant issued to employees and consultants of Innercool Therapies, Inc.	Exhibit 4.1 of our Current Report on Form 8-K dated March 8, 2006, filed with the Commission on March 14, 2006

4.2	Form of Common Stock Certificate for Cardium Therapeutics, Inc.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006

Exhibit Number	Description	Incorporated By Reference To
4.3	Form of Rights Agreement dated as of July 10, 2006, between Cardium Therapeutics, Inc. and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

4.4	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

4.9	Form of Warrant Agreement between Cardium Therapeutics, Inc. and Computershare Trust Company, NA.	Exhibit 4.1 of our Current Report on Form 8-K dated March 15, 2010, filed with the Commission on March 15, 2010.

10.1	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among New York University, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.1 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.2	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of August 31, 2005, by and among Yale University, Schering Aktiengesellschaft and Cardium Therapeutics, Inc.	Exhibit 10.2 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.3	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.3 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.4	Transfer, Consent to Transfer, Amendment and Assignment of License Agreement effective as of July 31, 2005, by and among the Regents of the University of California, Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

Exhibit Number	Description	Incorporated By Reference To
10.5	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.6	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.7	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.8	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.9	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.10	Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.10 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.11	First Amendment dated March 16, 2007 to Employment Agreement dated as of October 20, 2005 by and between Aries Ventures Inc. and Christopher Reinhard*	Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on May 15, 2007.

10.12	Yale Exclusive License Agreement between Yale University and Schering Aktiengesellschaft dated September 8, 2000	Exhibit 10.13 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.13	Research and License Agreement between New York University and Collateral Therapeutics, Inc. dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

,Exhibit Number	Description	Incorporated By Reference To
10.14	Exclusive License Agreement for “Angiogenesis Gene Therapy” between the Regents of the University of California and Collateral Therapeutics, Inc. dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)	Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.15	Michigan License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated July 13, 1995	Exhibit 10.33 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.16	Amendment to License agreement between the Regents of the University of Michigan and Matrigen, Inc. dated August 10, 1995	Exhibit 10.34 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.17	Second Amendment to the Michigan License agreement between the Regents of the University of Michigan and Selective Genetics, Inc. dated February 1, 2004	Exhibit 10.35 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.18	Third Amendment to Michigan License Agreement between the Regents of the University of Michigan, and Tissue Repair Company, and Cardium Biologics Inc. dated August 10, 2006	Exhibit 10.36 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on March 15, 2007

10.21	Office Lease by and between Paseo Del Mar CA LLC and Cardium Therapeutics, Inc., effective as of November 19, 2007	Exhibit 10.43 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 14, 2007

10.23	Sales Agreement September 28, 2010, by and between Cardium Therapeutics Inc. and Brinson Patrick Securities Corporation	Exhibit 10.1 of our Current Report on Form 8-K dated September 28, 2010, filed with the Commission on September 29, 2010.

10.24	Placement Agent Agreement dated April 4, 2013, between Cardium Therapeutics, Inc. and Ladenburg Thalman & Co. Inc.	Exhibit 10.3 of our Current Report on Form 8-K, filed with the Commission on April 5, 2013.

10.25	Securities Purchase Agreement dated April 4, 2013 for the purchase of Series A Convertible Preferred Stock.	Exhibit 10.1 of our Current Report on Form 8-K, filed with the Commission on April 5, 2013.

10.26	Asset Acquisition Agreement dated November 15, 2013 between To Go Brands, Inc. and Cell-nique Corporation	Exhibit 10.1 of our Current Report on Form 8-K, filed with the Commission on November 21, 2013

,Exhibit Number	Description	Incorporated By Reference To
10.27	Strategic Cooperation Agreement dated February 21, 2014 between Cardium Therapeutics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.1 of our Current Report on Form 8-K, filed with the Commission on March 4, 2014

10.27	Securities Purchase Agreement dated February 21, 2014 between Cardium Therapeutics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.2 of our Current Report on Form 8-K, filed with the Commission on March 4, 2014

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Marcum LLP	Filed herewith

24.1	Power of Attorney	Included on signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Section 1350 Certification	Filed herewith

101	The following financial statements and footnotes from the Cardium Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2015

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC.

By:	/S/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard, Chief Executive Officer (Principal Executive Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Christopher J. Reinhard, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Taxus Cardium Pharmaceuticals Group, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHRISTOPHER J. REINHARD (Christopher J. Reinhard)	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Financial and Accounting Officer)	May 22, 2015

/S/ JIAYUE ZHANG Jiayue Zhang	Executive Chairman of the Board of Directors	May 22, 2015

/S/ TYLER M. DYLAN-HYDE (Tyler M. Dylan-Hyde)	Director	May 22, 2015

/S/ EDWARD W. GABRIELSON (Edward W. Gabrielson)	Director	May 22, 2015

/S/ MURRAY H. HUTCHISON (Murray H. Hutchison)	Director	May 22, 2015

/S/ A NDREW M. LEITCH (Andrew M. Leitch)	Director	May 22, 2015

/S/ GERALD J. LEWIS (Gerald J. Lewis)	Director	May 22, 2015

/S/ LON E. OTREMBA (Lon E. Otremba)	Director	May 22, 2015

John F. Walace	Director

/S/ WEI-WEI ZHANG Wei-Wei Zhang	Director	May 22, 2015