Form 10-Q
period 2015-03-31
Taxus Cardium Pharmaceuticals Group Inc.
filed 2015-06-18
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of June 18, 2015, the registrant had 12,775,044 shares of common stock outstanding.

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

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,866	$216,733
Prepaid expenses and other assets	218,288	202,957

Total current assets	227,154	419,690
Property and equipment, net	13,327	16,414
Investments	300,000	300,000
Other long term assets	9,989	9,989

Total assets	$550,470	$746,093

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,349,826	$1,204,302
Accrued liabilities	668,231	535,251
Advances from related party - officer	706,284	688,433

Total current liabilities	2,724,341	2,427,986

Total liabilities	2,724,341	2,427,986

Commitments and contingencies
Stockholders’ deficit:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 1,176 at March 31, 2015 and December 31, 2014, respectively, with liquidation preferences of $1,000	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 12,775,044 at March 31, 2015 and December 31, 2014, respectively	1,278	1,278
Additional paid-in capital	109,268,430	109,150,983
Accumulated Deficit	(111,443,579)	(110,834,154)

Total stockholders’ deficit	(2,173,871)	(1,681,893)

Total liabilities and stockholders’ deficit	$550,470	$746,093

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating expenses
Research and development	78,562	243,544
Selling, general and administrative	529,695	1,194,945

Total operating expenses	608,257	1,438,489

Loss from operations	(608,257)	(1,438,489)
Interest expense	1,168	—

Net loss	$(609,425)	$(1,438,489)

Net loss per share – Basic and diluted
Net loss per share – Basic and diluted	$(0.05)	$(0.16)
Weighted average common shares outstanding	12,737,875	9,037,771

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(609,425)	$(1,438,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,087	3,556
Provision for obsolete inventory	—	25,000
Stock based compensation expense	117,447	506,165
Changes in operating assets and liabilities
Prepaid expenses and other assets	(15,331)	(129,670)
Deposits	—	60,000
Payables advance from officer	17,851	417,484
Accounts payable	145,524	110,819
Accrued liabilities	132,980	128,638

Net cash used in operating activities	(207,867)	(316,497)

Cash Flows From Financing Activities
Net Proceeds from sales of preferred and common stock	—	457,500

Net cash provided by financing activities	—	457,500

Net increase (decrease) in cash	(207,867)	141,003
Cash and cash equivalents at beginning of period	216,733	22,489

Cash and cash equivalents at end of period	$8,866	$163,492

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,168	$—

Non-Cash Activity:
Warrants issued in settlement of Accounts Payable	$—	$75,000

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

Liquidity and Going Concern

As of March 31, 2015, the Company had $8,866 in cash and cash equivalents. Its working capital deficit at March 31, 2015 was approximately $2,497,187.

The Company anticipates that negative cash flow from operations will continue for the foreseeable future. The Company does not have any unused credit facilities. As long as any shares of the Company’s Series A Convertible Preferred Stock are outstanding, the Company has agreed that it will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, or incur any liens other than specified “Permitted Liens”.

The Company intends to secure additional working capital through sales of debt and equity securities to finance our operations, or the sale of certain equity interests in the Company businesses, technology platforms, products or product candidates and licensing agreements covering the marketing and sale of Excellagen and Generx in certain geographic markets and regions.

On April 4, 2015, the Company entered into a binding term sheet with Shenzhen Qianhai Taxus Industry Capital Management Co., Ltd (“Shenzhen Qianhai Taxus”), as lead investor, to purchase an equity stake in Angionetics Inc., Under the terms of the agreement, Shenzhen Qianhai Taxus agreed to acquire 15% of Angionetics’ outstanding common stock for an aggregate purchase price of $3,000,000, payable in three tranches. As of the date of this report Shenzhen Qianhai Taxus has paid $600,000 of the financing. See “Note 7—Subsequent Events” below.

The Company’s principal business objectives are to advance the independent monetization and funding activities of its core products and technologies, with the Angionetics Inc. subsidiary being focused on the Generx angiogenic gene therapy product candidate, and the Activation Therapeutics, Inc. subsidiary being focused on the Excellagen FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics, and/or to complete alterative corporate transactions. If the Company fails to conclude such a transaction in a timely manner or alternatively fails to generate sufficient cash from financing activities, it will not generate sufficient cash flows to cover its operating expenses.

The Company’s history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Our accounting policies are described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Taxus Cardium Pharmaceuticals Group, Inc. and its consolidated subsidiaries, Angionetics Inc., Activation Therapeutics, Inc. (formerly Tissue Repair Company), To Go Brands, Inc. and LifeAgain Insurance Solutions, Inc.. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of ASC Topic 815. Based upon the provisions of ASC Topic 815, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

As of March 31, 2015, potentially dilutive securities consist of outstanding stock options and warrants to acquire 3,793,492 shares of our common stock. As of March 31, 2014, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 2,500,165 shares of our common stock. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2015 or 2014 because their effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation costs are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended March 31,
	2015	2014
Research and development	$—	$51,409
General and administrative	117,447	454,756

Total stock-based compensation	$117,447	$506,165

Investments

The Company periodically reviews the carrying amount of its investment in Cell-nique to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. During the three months ended March 31, 2015 no impairment was recorded.

Recent Accounting Pronouncements

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our condensed consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Note 3—Accrued Liabilities

Accrued Liabilities consisted of the following:

	March 31,	December 31,
	2015	2014
Payroll and benefits	$535,992	$465,512
Technology Fees	62,500	—
Other	69,739	69,739

Total	$668,231	$535,251

Note 4—Advances From Related Party - Officer

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. As of March 31, 2015 and December 31, 2014, approximately $706,284 and $688,433, respectively, in Company expenses incurred in the ordinary course of business that have been paid by or with cash advanced by the Company’s Chief Executive Officer.

Note 5—Stockholders’ Equity

Stock Options and Other Equity Compensation Plans

The Company has an equity incentive plan that was established in 2005 under which 283,058 shares of the Company’s common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

At March 31, 2015 the following shares were outstanding and available for future issuance under the option plan:

Plan	Shares Outstanding	Shares Available for Issuance
2005 Equity Incentive Plan	108,250	174,808

On February 28, 2014, outside of the 2005 Equity Incentive Plan, the Company issued 1,457,100 common stock warrants to directors, officers and chief medical advisor. The warrants were approved by the Board of Directors, have a ten year term and an exercise price of $0.80 per share, which represented a 57% premium to the closing stock price on the date of issuance.

On March 23, 2015, outside of the 2005 Equity Incentive Plan, the Company issued 1,125,000 common stock warrants to directors, officers and chief medical advisor. The warrants were approved by the Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 216% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.10 per share and vested immediately.

On March 23, 2015 the Company issued 10,000 non-qualified stock options to directors. The options were approved by the Board of Directors, have a seven year term and an exercise price of $0.19 per share, which equaled the closing stock price on the date of issuance.

The following is a summary of stock option and warrant activity under the Company’s equity incentive plan and warrants issued outside of the plan to employees and consultants, during the three months ended March 31, 2015:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2014	1,914,906	$2.44	8.74
Granted	1,135,000	0.60	9.98
Exercised	—	—	—
Cancelled	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	(5,750)	14.80	—

Balance outstanding, March 31, 2015	3,044,156	$1.73	9.05

Balance exercisable, March 31, 2015	3,032,656	$1.74	9.06

As of March 31, 2015 there was no intrinsic value to the outstanding and exercisable options and warrants.

Warrants

The following table summarizes warrant activity issued in connection with financing transactions for the three months ended March 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2014	873,336	$17.79	1.06
Warrants issued
Warrants exercised
Warrants expired	(112,500)	35.40
Warrants cancelled

Balance outstanding, March 31, 2015	760,836	$15.19	.94

Warrants exercisable at March 31, 2015	760,836	$15.19	.94

As of March 31, 2015 there was no intrinsic value to the outstanding and exercisable warrants.

Note 6—Commitments and contingencies

The Company in the course of its business, is routinely involved in proceedings such as disputes involving goods or services provided by various third parties to Cardium or its subsidiaries, which it does not consider likely to be material to the technology it develops or licenses, or the products it develops for commercialization, but which can nevertheless result in costs and diversions of resources to pursue and resolve. For example, in October 2014 the Company received a complaint filed by BioRASI LLC in Broward County, Florida, seeking payments of approximately $0.5 million alledgedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. The Company is defending the action and has filed counterclaims.

Note 7—Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2015 and through the date the condensed consolidated financial statements were issued.

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

Co-Development and Distribution Agreement with Dr. Reddy’s Laboratories Ltd.

On April 6, 2015, the Company entered into a term sheet with Dr. Reddy’s Laboratories Ltd. (NYSE: RDY) covering the co-development, marketing and sales of the Generx [Ad5FGF-4] angiogenic microvascular gene therapy Phase 3 product candidate for patients with refractory angina and myocardial ischemia due to cardiac microvascular insufficiency. The terms sheet outlines the principle agreements between the parties and is binding, but is expected to be superseded by a definitive agreement with more detailed terms.

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

The term sheet requires Dr. Reddy’s Laboratories to pay upfront licensing fees on execution of the definitive agreement and upon registration of the Generx product in Russia. The Company will retain control over the manufacturing of Generx and will supply it to Dr. Reddy’s Laboratories on a cost-plus basis. Dr. Reddy’s will pay royalties on net sales of Generx, with the percentage varying based on the degree of market penetration for the product in the relevant territory.

Formation of Angionetics Inc.

In April 2015, the Company formed a new subsidiary Angionetics Inc., a Delaware corporation, for the purpose of continuing the work of the Company’s Cardium Therapeutics business. Angionetics Inc. is focused on the Phase 3 clinical development and commercialization of Generex, the Company’s angiogenic gene therapy product candidate for the treatment of refractory angina and myocardial ischemia due to cardiac microvascular insufficiency.

Angionetics Financing Agreement

On April 8, 2015, the Company entered into a binding term sheet with Shenzhen Qianhai Taxus Industry Capital Management Co., Ltd (“Shenzhen Qianhai Taxus”), as lead investor, to purchase an equity stake in Angionetics Inc.

Under the term sheet, Shenzhen Qianhai Taxus agreed to acquire 15% of Angionetic’s outstanding common stock, from the Company, for an aggregate purchase price of $3,000,000 or 600,000 shares at $5 per share, payable in three tranches. As of the date of this report Shenzhen Qianhai Taxus has paid $600,000 of the financing. On completion of the purchase, the Company has agreed to grant Shenzhen Qianhai Taxus a right of first negotiation for exclusive license agreements for certain Asian markets to register, market and sell the Generx product candidate, Excellagen, and LifeAgain.

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

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three month period ended March 31, 2015. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2014 (our “2014 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

Based on our business strategy of partnering or otherwise monetizing products and product candidates with third party commercialization partners, two business units have been formed to coordinate the independent monetization and funding activities of our core products and technologies. The Angionetics business unit will focus on the late-stage clinical development and commercialization of the Company’s Generx angiogenic gene therapy product candidate, and the Activation Therapeutics unit will focus on the commercialization of the Excellagen FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics.

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

Our principal business objective is to complete an additional strategic licensing agreement to advance sales of the Excellagen product family and/or another corporate transaction in order to fund our operations to further advance the Excellagen platform and complete the development and commercialization of Generx. If we fail to enter into an additional strategic licensing arrangement or generate sufficient product sales, we will not generate sufficient cash flows to cover our operating expenses.

Recent Developments

We continue efforts to advance the clinical and commercial development of Generx, continued the commercialization of Excellagen, sold To Go Brands, Inc. and completed development of our first LifeAgain product offering. We continue to support the clinical advancement of our Generx angiogenic therapy product candidate, continued activities to commercialize our Excellagen ® dermal matrix wound care product, and entered into a strategic cooperation agreement and financing arrangement with Shanxi Taxus Pharmaceuticals Ltd. a strategic investor based in the People’s Republic of China (PRC) and affiliated with Shenzhen Forntsea Taxus Industry Capital Management (“Shanxi Taxus”).

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

Recent highlights include the following:

Generx Development

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

Developments with respect to Generx include:

•	Announced positive interim Phase 3 data from Cardium’s international ASPIRE clinical study showing apparently significant efficacy of Generx angiogenic gene therapy for myocardial ischemia due to coronary artery disease. The interim results demonstrated statistically significant improvement, as measured by changes after eight weeks in the reversible perfusion defect size (RPDS), determined using rest/stress single-photon emission computed tomography (SPECT) imaging. This improvement in RPDS was consistent with the RPDS improvement previously reported in the Generx AGENT Phase 2 clinical study, and of a magnitude similar to that observed following large vessel revascularization procedures, such as by-pass surgery or percutaneous coronary intervention.

•	Presented the positive interim Phase 3 primary efficacy data and an overview of the Generx clinical development program at the 2014 Biotechnology Industry Organization International Convention, and presented corporate development activities and plans at the annual 2014 Marcum Microcap Conference, covering the Company’s strategic focus on its core advanced regenerative therapeutics and technology platforms.

•	Reported publication of a scientific article, entitled “Identifying and Overcoming Obstacles in Angiogenic Gene Therapy for Myocardial Ischemia,” by Gabor M. Rubanyi, M.D., Ph.D., Cardium’s Chief Scientific Officer, in the August 2014 issue of the Journal of Cardiovascular Pharmacology . The publication outlines advances in scientific and medical knowledge pioneered by Cardium and others in therapeutic angiogenesis for myocardial ischemia, including mechanistic and biological insights, optimization of clinical trial design, and selection of target patient populations and meaningful efficacy endpoints. The publication also reports, for the first time, the results of studies performed by Cardium researchers and collaborators, demonstrating a synergistic interaction between Generx-expressed fibroblast growth factor-4 (FGF-4) and vascular endothelial growth factor (VEGF) in the promotion of neovessel formation, with evidence that FGF controls angiogenesis upstream of VEGF.

•	Completed the pilot phase of our Generx ASPIRE Phase 3 / registration study, a 100-patient, randomized and controlled multi-center study at leading cardiology centers in the Russian Federation for patients with myocardial ischemia due to coronary artery disease, and engaged a new clinical research organization to support continuation of the study in coordination with a planned strategic partner. The ASPIRE study is designed to further evaluate the safety and effectiveness of Cardium’s Generx DNA-based angiogenic product candidate, which has already been tested in clinical studies involving 650 patients at more than one hundred medical centers in the U.S., Europe and elsewhere. The efficacy of Generx is being quantitatively assessed using rest and stress SPECT (Single-Photon Emission Computed Tomography) myocardial imaging to measure improvements in microvascular cardiac perfusion following a one-time, non-surgical, catheter-based administration of Generx. The Cedars-Sinai Medical Center Nuclear Cardiology Core Laboratory in Los Angeles, California, is the central core lab for the study and is responsible for the analysis of SPECT myocardial imaging data electronically transmitted from the Russian medical centers participating in the ASPIRE study. The Russian Health Authority has assigned Generx the therapeutic drug trade name of Cardionovo for marketing and sales in Russia.

•	Published important Generx findings in the peer-reviewed journal Human Gene Therapy Methods that demonstrate that Cardium’s innovative technique employing transient cardiac ischemia can be used to dramatically enhance gene delivery and transfection efficiency after one-time intracoronary administration of adenovector in mammalian hearts. These finding have been incorporated into the treatment protocols of the Generx ASPIRE Phase 3 study.

Commercialization of Excellagen

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

Consistent with our business strategy, Excellagen has been substantially credentialized and we are now seeking strategic partners to market and sell Excellagen in the United States and elsewhere through multiple marketing channels. The Company has continued to pursue a CE mark certification for Excellagen.Developments with respect to Excellagen include:

•	Excellagen flowable dermal matrix in combination with Orbsen Therapeutics’ mesenchymal stromal stem cell therapy Cyndacel-M™ has been selected for clinical evaluation in a Phase 1b safety study for the potential treatment of chronic diabetic wounds to be funded by the European Union under EU Framework 7 (FP7). The project, known by the acronym “REDDSTAR” (Repair of Diabetic Damage by Stromal Cell Administration), is being coordinated by Professor Timothy O’Brien, Dean of Medicine and Director of Ireland’s Regenerative Medicine Institute (REMEDI) at National University of Ireland Galway (NUI). The REDDSTAR preclinical studies evaluated the use of Excellagen ® and an alternative collagen-based product to promote the maintenance of stem cell viability. The combination of Cyndacel-M™ and Excellagen improved wound closure and neo-vascularization in a diabetic dermal wound healing model. Based on those results, Excellagen was selected to be used with Cyndacel-M™ in a human clinical study.

•

Continued activities relating to the strategic partnering process and monetization Excellagen flowable dermal matrix wound care product for select U.S.-based vertical market channels and geographic markets. Activities have also continued to leverage Excellagen as an advanced regenerative medicine delivery platform by identifying innovative potential future product extensions for tissue regeneration based on stem cells, biologics, peptides and/or small molecule drugs.

Consistent with the Company’s long-term business strategywe do not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen. We are continuing to credentialize Excellagen in preparation for the completion of strategic partnerings for various vertical channel market opportunities or asset monetization. We have continued to pursue a CE mark certification for Excellagen and look forward to completing this process.

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

Under the terms of a collaboration agreement, Shanxi Taxus agreed to apply commercially reasonable efforts to assist Cardium to develop and refine a plan or plans pursuant to which Cardium products, particularly our Generx and Excellagen product opportunities, could be commercialized in China; and we agreed, upon request, to apply commercially reasonable efforts to assist Shanxi Taxus to develop and refine a plan or plans pursuant to which Shanxi Taxus’ oncology-related products and product opportunities could be commercialized in the United States. As part of the agreement we changed our name to Taxus Cardium Pharmaceuticals Group, Inc. In addition, we agreed to grant Shanxi Taxus certain board rights based on the level of its financing pursuant to the financing arrangement. Cardium and Shanxi Taxus are moving forward with plans to explore the commercialization of Cardium’s advanced regenerative medicine therapeutic products for the emerging and rapidly growing advanced healthcare market in China. Mr. Jiayue Zhang, who is the Chairman of Shanxi Taxus, and an additional individual with U.S. corporate and financial experience, have now joined Cardium’s Board of Directors.

Cooperation Agreement with Dr. Reddy Laboratories

On April 6, 2015, the Company entered into a term sheet with Dr. Reddy’s Laboratories Ltd. (NYSE: RDY) covering the co-development, marketing and sales of the Generx [Ad5FGF-4] angiogenic microvascular gene therapy Phase 3 product candidate for patients with refractory angina and myocardial ischemia due to cardiac microvascular insufficiency. The terms sheet outlines the principle agreements between the parties and is binding, but is expected to be superseded by a definitive agreement with more detailed terms.

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

The term sheet requires Dr. Reddy’s Laboratories to pay upfront licensing fees on execution of the definitive agreement and upon registration of the Generx product in Russia. The Company will retain control over the manufacturing of Generx and will supply it to Dr. Reddy’s Laboratories on a cost-plus basis. Dr. Reddy’s will pay royalties on net sales of Generx, with the percentage varying based on the degree of market penetration for the product in the relevant territory.

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

We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations, including obsolescence reserve for inventory, valuation of equity instruments, and impairment of long-lived assets. These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions.

We record reserves for inventories that are obsolete or exceed anticipated demand or carried at an amount that exceeds management’s estimate of net realizable value. In establishing such reserves, management considers historical sales of identical and/or similar goods, product development plans and expected market demand.

We calculate the value of equity compensation expense associated with the issuance of warrants and stock options using the Binomial and Black-Scholes Option Model. Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of a number of subjective assumptions including the expected stock volatility, the risk–free interest rate, theoption’s expected life, the dividend yield on the underlying stock. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If actual forfeiture rate is materially different from the estimates, the equity–based compensation could be significantly different from what the Company has recorded in the current period. If we were to undervalue our derivative liabilities or stock option compensation expense we would understate the expense recognized in our consolidated statements of operation. Conversely if we were to overvalue our warrant and stock option compensation expenses we would overstate the expense recognized in our consolidated statements of operations.

We periodically review the carrying amount of our long lived assets to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. During the three months ended March 31, 2015 no impairment was recorded.

Our other significant accounting policies are described in the notes to our financial statements.

Results of Operations

For the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Research and development expenses for the three months ended March 31, 2015 were $78,562 compared to $243,544 for the same period in 2014. The decrease of $164,982 was the result of decreased costs related to our Generx Aspire study, a reduction in personnel costs and related stock compensation.

Selling, general and administrative expenses for the three months ended March 31, 2015 were $529,695 compared to $1,194,945 for the three months ended March 31, 2014. The decrease of $665,250 was the result of a number of cash savings initiatives implemented during the second half of 2014 including an overall reduction in personnel costs of 54% as a result of headcount and salary reductions and related stock compensation.

Interest expense for the three months ended March 31, 2015 was $1,168 and represents credit card related finance charges.

Net loss for the three months ended March 31, 2015 was $609,425 (including $117,447 noncash stock based compensation expense included in selling, general and administrative expense) compared to a net loss of $1,438,489 (including $506,165 of noncash stock based compensation expense, $454,756 included in selling, general and administrative expense and $51,409 included in research and development expense) for the same period of 2014. The decrease in net loss was primarily a result of the decrease in operating expenses described above.

Liquidity and Capital Resources

As of March 31, 2015, we had $8,866 in cash and cash equivalents. Our working capital deficit at March 31, 2015 was $2,497,187.

Net cash used in operating activities was $207,867 for the three months ended March 31, 2015 compared to $316,497for the three months ended March 31, 2014. The decrease of $108,630 in net cash used in operating activities was due primarily to spending and headcount and salary reductions in the second half of 2014 and early 2015.

We had no net cash used in investing activities for the three months ended March 31, 2015 and 2014. At March 31, 2015 we did not have any significant capital expenditure requirements.

Net cash provided by financing activities was $0 for the three months ended March 31, 2015 compared to $457,500 for the three months ended March 31, 2014. For the three month ended March 31, 2014 net cash from financing activities was the result of the first tranche of a common stock equity financing with Shanxi Taxus, our strategic investor. The Company sold 714,826 shares of common stock at a price of $0.70 per share for aggregate proceeds of $0.5 million. There were no proceeds from financing activities for the three months ended March 31, 2015.

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

On April 4, 2015, we entered into a binding term sheet with Shenzhen Qianhai Taxus Industry Capital Management Co., Ltd (“Shenzhen Qianhai Taxus”), as lead investor, to purchase an equity stake in Angionetics Inc. Under the terms of the agreement, Shenzhen Qianhai Taxus agreed to acquire 15% of Angionetics’ outstanding common stock, from the Company, for an aggregate purchase price of $3,000,000, payable in three tranches to be completed by May 30, 2015. On completion of the purchase, Taxus Cardium has agreed to grant Shenzhen Qianhai Taxus a right of first negotiation for exclusive license agreements for certain Asian markets to fund local country registrations, market and sell the Generx® product candidate, Excellagen®, an FDA-cleared dermal matrix product for advanced wound healing and a delivery platform for biologics and stem cells, and LifeAgain®, an advanced medical data analytics product technology platform. The agreement contemplates that this initial funding is a bridge equity investment to a separate larger financing to be conducted by Angionetics Inc., including a potential registration and public offering of securities. The terms provide for Taxus Cardium to gross up Shenzhen Qianhai Taxus’ shares to equate to a 15% interest in Angionetics following any such public offering. It also provides for certain registration rights for the shares purchased by Shenzhen Qianhai Taxus. We expect that the proceeds of this offering, if received in full, will be sufficient to fund our operations through December 31, 2015. As of the date of this report Shenzhen Qianhai Taxus has paid $600,000 of the financing.

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

Our principal business objectives are to advance the independent monetization and funding activities of our core products and technologies, with our Angionetics Inc. subsidiary being focused on the Generx angiogenic gene therapy product candidate, and our Activation Therapeutics, Inc. subsidiary being focused on the Excellagen FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics, and/or to complete alterative corporate transactions. If we fail to conclude such transaction in a timely manner or alternatively fail to generate sufficient cash from financing activities, we will not generate sufficient cash flows to cover our operating expenses.

Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, management concluded that our disclosure controls were not effective for their intended purposes described above as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. At the year ended December 31, 2014, we noted the following material weaknesses in the operation of our internal controls as follows:

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

Our management does not believe that the material weakness in internal controls has resulted in any inaccuracy or misstatement in the financial statements included in this report. We plan to remediate these material weaknesses by hiring additional qualified accounting personnel when the Company has the financial resources to support those expenses. However, these material weaknesses continued to exist during the quarterly period ended March 31, 2015.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the course of our business, we are routinely involved in proceedings such as disputes involving goods or services provided by various third parties to Cardium or its subsidiaries, which we do not consider likely to be material to the technology we develop or license, or the products we develop for commercialization, but which can nevertheless result in costs and diversions of resources to pursue and resolve. For example, in October 2014 we received a complaint filed by BioRASI LLC in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI rendered in connection with the Company’s clinical trial conducted in the Russian Federation. We are defending the action and have filed counterclaims.

ITEM 1A.	RISK FACTORS

In addition to the risk factors described below, a number of risk factors that could materially affect our business, product candidates, financial condition and results of operations are disclosed and described in our 2014 Annual Report. You should carefully consider the risks described below and under Item 1A of our 2014 Annual Report, as well as the other information in our 2014 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

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

Our failure to successfully address ongoing liquidity requirements would have a substantially negative impact on our business. If we are unable to obtain additional capital on acceptable terms when needed, we may need to take actions that adversely affect our business, our stock price and our ability to achieve cash flow in the future, including possibly surrendering our rights to some technologies or product opportunities, delaying our clinical trials or curtailing or ceasing operations. The audit opinion accompanying our consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

On April 4, 2013 we entered into a securities purchase agreement with an institutional investor to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock for maximum proceeds of $4.0 million. The Series A Convertible Preferred Stock is convertible into shares of our common stock at a current conversion price of $0.6437 per post-split share. In addition, the conversion price is subject to downward adjustment if we issue common stock or common stock equivalents at a price less than the then effective conversion price. In connection with the offering of the Series A Convertible Preferred Stock we granted the investor certain rights of participation in future equity financings. At March 31, 2015, there were 1,176 shares of Series A Convertible Preferred Stock outstanding that are convertible into 1,826,381 shares of common stock. As long as the Series A Convertible Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Series A Convertible Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3.1	Certificate of Ownership and Merger as filed with the Delaware Secretary of State On March 14, 2014.	Exhibit 3.1 of our Current report on Form 8-K, filed with the Commission on March 18, 2014.

4.1	Form of Warrant Agreement issued to directors and officers in February 2014.	Exhibit 4.1 of our Form 10-Q, filed with the Commission on May 15, 2014.

10.1	Strategic Cooperation Agreement dated February 21, 2014 between Cardium Therapeutics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.2	Securities Purchase Agreement dated February 21, 2014 between Cardium Therapeutics, Inc. and Shaanxi Taxus Pharmaceuticals Co., Ltd	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32	Section 1350 Certification	Filed herewith.

101	The following financial statements and footnotes from the Taxus Cardium Pharmaceuticals Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Taxus Cardium Pharmaceuticals Group, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 18, 2015

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC.

By:	/s/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard,
Chief Executive Officer (Principal Executive Financial and Accounting Officer)