Form 10-Q
period 2015-06-30
Taxus Cardium Pharmaceuticals Group Inc.
filed 2016-08-29
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 29, 2016, the registrant had 13,323,544 shares of common stock outstanding.

EXPLANATORY NOTE

Unless the context requires otherwise, all references in this report to the “Company,” “Taxus Cardium,” “Cardium,” “we,” “our,” and “us” refer to Taxus Cardium Pharmaceuticals Group Inc. and, as applicable, our consolidated subsidiaries; Angionetics, Inc. (“Angionetics’), Activation Therapeutics, Inc. (formerly Tissue Repair Company), To Go Brands, Inc. and LifeAgain Insurance Solutions, Inc. (“LifeAgain”).

Based on financial hardship, we were unable to secure the necessary accounting review and audit of our financial statements and suspended filing of our regular quarterly and annual reports following our Quarterly Report on Form 10-Q for the period ended March 31, 2015.  We are filing this Quarterly Report on Form 10-Q for the period ended June 30, 2015.  We are in the process of preparing our Quarterly Report for the period ended September 30, 2015 and our Annual Report for the year ended December 31, 2015 and expect to file those in the fourth quarter 2016.  It is our intention to become current in our reporting obligations under the Securities Act of 1934, as amended.  In the meantime, we have included disclosure concerning our more recent operations in Note 7—Subsequent Events in the footnotes to the financial statements included with this report.

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

•	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;
•	our ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;
•	the protection expected from our intellectual property rights and those of others, including actual or potential competitors;
•	the outcome of litigation matters;
•	the anticipated activities of our personnel, consultants and collaborators;
•	expectations concerning results of our clinical studies or other operations outside the United States;

•	current and future economic and political conditions;
•	overall industry and market performance;
•	the impact of new accounting pronouncements;
•	management’s goals and plans for future operations; and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$113,210	$216,733
Prepaid expenses and other assets	35,650	202,957
Total current assets	148,860	419,690
Property and equipment, net	11,134	16,414
Investments	—	300,000
Other long term assets	9,989	9,989
Total assets	$169,983	$746,093
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,517,545	$1,204,302
Accrued liabilities	809,327	535,251
Advances from related party – officer (net)	716,197	688,433
Total current liabilities	3,043,069	2,427,986
Total liabilities	3,043,069	2,427,986
Commitments and contingencies
Stockholders’ deficit:
Subscribed Shares Issuable – Common Stock	$600,000	—
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 1,176 at June 30, 2015 and December 31, 2014, respectively, with liquidation preferences of $1,000	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 12,775,044 at June 30, 2015 and December 31, 2014, respectively	1,278	1,278
Additional paid-in capital	109,408,818	109,150,983
Accumulated deficit	(112,883,182)	(110,834,154)
Total stockholders’ deficit	(2,873,086)	(1,681,893)
Total liabilities and stockholders’ deficit	$169,983	$746,093

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses
Research and development	$299,526	$138,608	$378,088	$382,152
Selling, general and administrative	838,862	817,717	1,368,556	1,993,595
Impairment of investment	300,000	—	300,000	—
Total operating expenses	1,438,388	956,325	2,046,644	2,375,747
Loss from operations	(1,438,388)	(956,325)	(2,046,644)	(2,375,747)
Interest expense	(1,216)	(28,600)	(2,383)	(47,667)
Net loss	$(1,439,604)	$(984,925)	$(2,049,027)	$(2,423,414)
Net loss per share – Basic and diluted
Net loss per share – Basic and diluted	$(0.11)	$(0.09)	$(0.16)	$(0.24)
Weighted average common shares outstanding	12,775,044	10,857,610	12,775,044	9,952,718

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(2,049,027)	$(2,423,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,280	7,035
Provision for obsolete inventory	—	50,000
Stock-based compensation expense	257,835	507,283
Impairment of investment	300,000	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	167,307	(39,699)
Deposits	—	60,000
Accounts payable	313,243	70,955
Accrued liabilities	274,075	56,428
Net cash used in operating activities	(731,287)	(1,711,412)
Cash Flows From Financing Activities
Cash advance from officer	27,764	578,148
Net proceeds from sales of preferred and common stock	600,000	1,829,999
Net cash provided by financing activities	627,764	2,408,147
Net increase (decrease) in cash	(103,523)	696,735
Cash and cash equivalents at beginning of period	216,733	22,489
Cash and cash equivalents at end of period	$113,210	$719,224
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,383	$—
Non-Cash Activity:
Stock subscription receivable	$—	$300,000
Warrants issued in settlement of accounts payable	$—	$75,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Liquidity

Organization

Taxus Cardium Pharmaceuticals Group Inc. (Taxus Cardium when denoting the individual parent entity and the “Company” when denoting Taxus Cardium inclusive of its subsidiaries) was incorporated in Delaware in December 2003. We are a holding company that operates a medical technologies portfolio of equity-based and potential royalty-driven investments as follows: (1) Angionetics, currently a majority-owned subsidiary focused on the late-stage clinical development and commercialization of Generx®, an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease; (2) Activation Therapeutics, Inc. a wholly owned subsidiary focused on the development and commercialization of the Excellagen® technology platform, an FDA-cleared flowable dermal matrix for advanced wound care that has broad potential applications as a delivery platform for small molecule drugs, proteins and biologics , which is currently being held as an investment for future sale or internal commercialization; (3) LifeAgain a wholly-owned subsidiary that has developed, an advanced medical data analytics (ADAPT®) technology platform focused on developing new and innovative products for the life insurance and healthcare sectors; and (4) a minority investment in Healthy Brands Collective, a functional food and nutraceutical company which acquired the Company’s To Go Brands® business.

Formation of Angionetics Inc.

Angionetics Inc., a biotechnology company, incorporated by Taxus Cardium on April 13, 2015, was formed to create a separate company to develop Taxus Cardium’s Generx® cardiovascular gene therapy technology platform. Our management team believes that the Generx® platform is undervalued in the current Taxus Cardium capital structure and believes that contributing the Generx® business to a separate entity will increase the opportunities for financing the continued development of Generx® through Phase III clinical trials.  Our management also believes that funding for Generx as a stand-alone company can be done at better pricing, resulting in less dilution and a “value unlock” for Taxus Cardum Shareholders.  Taxus Cardium contributed to Angionetics all of the rights to our Generx platform technology and will sell shares in Angionetics in order to raise capital based on a valuation of the Generx platform technology for the purpose of funding the development and commercialization of Generx. After Angionetics is fully capitalized, the Company intends to retain a significant minority interest in Angionetics and return value to shareholders based on an increased value of its holdings through the independent external market valuation of Angionetics and the Generx platform technology.

Following the formation of Angionetics by Taxus Cardium, our management team initiated a comprehensive review of Taxus Cardium’s global Generx regulatory and clinical dossier, and elected to primarily focus on the clinical advancement and registration of Generx in the United States and China, which we believe to be the most dynamic medical markets in the world for new and novel breakthrough products like the Generx product candidate. As a result of this review, Angionetics now plans to focus on the late stage clinical and commercial development of Generx in key target markets that include the U.S. and China.

Based on recent filings, the FDA Center for Biologics Evaluation and Research (CBER) has accepted and designated Angionetics Inc. as the sponsor, and acknowledged Angionetics’ U.S. activation of the Ad5FGF-4 (Generx) Investigational New Drug Application (IND) pursuant to Section 505(i) of the Federal Food, Drug and Cosmetic Act. In addition, Angionetics has submitted for FDA clearance a new U.S.-based Phase 3 clinical study protocol (the “AFFIRM” study) to evaluate the further safety and definitive efficacy of Generx [Ad5FGF-4] for men and women with advanced ischemic heart disease and refractory angina.

The Company’s history of recurring losses and uncertainties as to whether the Company’s operations will become profitable raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. We have yet to generate positive cash flows from operations, and is essentially dependent on debt and equity funding to finance its operations.

Liquidity and Going Concern

As of June 30, 2015, the Company had $113,210 in cash and cash equivalents. Its working capital deficit at June 30, 2015 was $2,894,209.

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

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the condensed consolidated financial statements.

The Company intends to secure additional working capital through sales of equity securities and debt to finance our operations, or the sale of certain equity interests in the Company businesses, technology platforms, products or product candidates and licensing agreements covering the marketing and sale of Excellagen and Generx in certain geographic markets and regions.

On April 4, 2015, the Company entered into a binding term sheet with Shenzhen Qianhai Taxus Industry Capital Management Co., Ltd (“Shenzhen Qianhai Taxus”), as lead investor, to purchase an equity stake in Angionetics Inc., Under the terms of the agreement, Shenzhen Qianhai Taxus agreed to acquire 15% of Angionetics’ outstanding common stock for an aggregate purchase price of $3,000,000, payable in three tranches with the final payment due by May 31, 2015.  Shenzhen Qianhai Taxus paid $600,000, but did not complete the transaction.  See Note 7—Subsequent Events below.  The $600,000 investment has been recorded as common stock subscribed.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include reserve for inventory, and valuing options and warrants using option pricing models.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short term maturities of these instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of Taxus Cardium Pharmaceuticals Group, Inc. and its consolidated subsidiaries, Angionetics Inc., Activation Therapeutics, Inc. (formerly Tissue Repair Company), and LifeAgain Insurance Solutions, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Shares that are subject to mandatory redemption, if any, are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

Research and Development

In accordance with Accounting Standard Codification (“ASC”) 730 “Research and Development” research and development costs are expensed as incurred. Research and development expenses consist of purchased technology, purchased research and development rights and outside services for research and development activities associated with product development. In accordance with ASC Topic 730, the cost to purchase such technology and research and development rights are required to be charged to expense if there is currently no alternative future use for this technology and, therefore, no separate economic value.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of ASC Topic 815 “Derivatives and Hedging”. Based upon the provisions of ASC Topic 815, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Income Loss Per Common Share

The Company computes loss per share, in accordance with ASC Topic 260 “Earnings per Share” which requires dual presentation of basic and diluted earnings per share.  Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants.  As of June 30, 2015, potentially dilutive securities consist of preferred stock convertible into 1,826,317 shares of common stock and outstanding stock options and warrants to acquire 4,454,995 shares of our common stock. As of June 30, 2014, potentially dilutive securities consisted of preferred stock convertible into 1,949,381 shares of common stock and outstanding stock options and warrants to acquire 2,434,936 shares of our common stock. These potentially dilutive securities were not included in the calculation of loss per common share for the six months ended June 30, 2015 or 2014 because their effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended June 30,
	2015	2014
	(unaudited)
Research and development	$—	$—
General and administrative	140,388	1,118
Total stock-based compensation	$140,388	$1,118

	For the Six Months Ended June 30,
	2015	2014
	(unaudited)
Research and development	$—	$51,409
General and administrative	257,835	455,874
Total stock-based compensation	$257,835	$507,283

Investments

The Company periodically reviews the carrying amount of its investment in Cell-nique (the owner of Healthy Brand Collective) to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. During the six months ended June 30, 2015 we recorded $300,000 in impairment expense related to this investment.

Recent Accounting Pronouncements

In March, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to improve the accounting for employee share-based payments and affects all organizations that issue share based payment awards to their employees. Several aspects of the accounting for share -based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on the Company’s consolidated financial position and results of operations.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company's consolidated net income, financial position, cash flows and disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  The guidance may be adopted prospectively or retrospectively and early adoption is permitted.  We are currently evaluating ASU 2015-17 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method.  ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption of ASU 2015-11 is permitted.  We are currently evaluating ASU 2015-11 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

Note 3—Accrued Liabilities

Accrued Liabilities consisted of the following:

	June 30,	December 31,
	2015 (unaudited)	2014
Payroll and benefits	$548,788	$465,512
Technology fees	125,000	—
Other	135,539	69,739
Total	$809,327	$535,251

Note 4—Advances From Related Party - Officers

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. As of June 30, 2015 and December 31, 2014, approximately $716,197 and $688,433, respectively, in net Company expenses incurred in the ordinary course of business that have been paid by or with cash advanced by the Company’s Chief Executive Officer.

Note 5—Stockholders’ Equity

Stock Options and Other Equity Compensation Plans

The Company has an equity incentive plan that was established in 2005 under which 283,058 shares of the Company’s common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

At June 30, 2015 the following shares were outstanding and available for future issuance under the option plan:

Plan	Shares Outstanding (unaudited)	Shares Available for Issuance (unaudited)
2005 Equity Incentive Plan	108,250	174,808

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

On May 1, 2015, outside of the 2005 Equity Incentive Plan, the Company issued 550,000 common stock warrants to directors and employees. The warrants were approved by the Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 20% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.37 per share and 300,000 vested immediately. 250,000 warrants have a 1 year cliff vesting.

On May 8, 2015, outside of the 2005 Equity Incentive Plan, the Company issued 100,000 common stock warrants to a consultant. The warrants were approved by the Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 33% premium to the closing stock price on the date of issuance.  40,000 warrants vested immediately, 20,000 will vest on October 31, 2015, 20,000 will vest on January 31, 2016 and 20,000 will vest on April 30, 2016 provided consultant continues to provide services. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model.  In determining the expected term, the Company separates groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations.  The option-pricing model requires the input if subjective assumptions.  The volatility rates are based principally on the Company’s historical stock prices and expectations of the future volatility of its common stock.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards and expected vesting.  The following is a summary of stock option and warrant activity under the Company’s equity incentive plan and warrants issued outside of the plan to employees and consultants, during the six months ended June 30, 2015:

	Number of Options or Warrants (unaudited)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2014	1,914,906	$2.44	8.74
Granted	1,785,000	.60	9.76
Expired (vested)	(5,750)	14.80	—
Balance outstanding, June 30, 2015	3,694,156	$1.53	8.99
Balance exercisable, June 30, 2015	3,373,406	$1.62	8.92

As of June 30, 2015, the Company had $82,909 of unvested stock-based compensation at fair value remaining to be expensed.

As of June 30, 2015 there was no intrinsic value to the outstanding and exercisable options and warrants.

Warrants

The following table summarizes outstanding warrants as of June 30, 2015:

	Number of Warrants (unaudited)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2014	873,336	$17.79	1.06
Warrants expired	(112,500)	35.40	—
Balance outstanding, June 30, 2015	760,836	$15.19	.69
Warrants exercisable at June 30, 2015	760,836	$15.19	.69

As of June 30, 2015 there was no intrinsic value to the outstanding and exercisable warrants.

Note 6—Commitments and contingencies

The Company in the course of its business, is routinely involved in proceedings such as disputes involving goods or services provided by various third parties to the Company, which it does not consider likely to be material to the technology it develops or licenses, or the products it develops for commercialization, but which can nevertheless result in costs and diversions of resources to pursue and resolve. For example, in October 2014, the Company received a complaint filed by BioRASI LLC (“BioRASI”) in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. The Company is defending the action and has filed counterclaims.  Although at June 30, 2015, the probable outcome of this matter cannot be determined, the Company believes they have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, the Company has not recorded any provisions related to this matter.

Note 7—Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2015 and through the date the condensed consolidated financial statements were issued.

Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Ltd.

On July 22, 2015, we entered into an Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Ltd. (“Sabby”), the holder of the Company’s 1,176 outstanding shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the Conversion Price at which Sabby can convert shares of Preferred Stock to common shares to an effective price of $0.30 per share. The Agreement grants Taxus Cardium (1) a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time during a 120 day period after the date of the Agreement, and (2) increases the limitation on indebtedness contained in the Certificate of Designation for the Preferred Stock to allow Taxus Cardium to borrow up to $250,000. We entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the effective conversion price changing from $0.64 to $0.30 per share, the 1,176 shares of Series A preferred stock outstanding are convertible to 3,918,667 shares of Taxus Cardium common stock, an additional 2,092,350 compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock into 3,918,667 common shares would increase the common stock outstanding from 12,775,044 shares as of June 30, 2015, to 16,693,711, an increase of 31%. Under the Securities Purchase Agreement dated April 4, 2013, Sabby is limited to hold no more than 10% of the Company’s issued and outstanding common stock at any one time. This Exchange and Redemption agreement triggered an anti-dilution protection in 3,485,908 previously granted common stock purchase warrants not held by Sabby, resulting in an additional 3,749,692 warrant shares to be granted for a total of 7,235,600 common stock purchase warrant with anti-dilutive provisions outstanding. The exercise price per common share in these warrants remains unchanged as the original common stock purchase warrant, a weighted average price of $.71.

LifeAgain Activities

On August 11, 2015 Symetra Financial Corporation, our financial partner for our LifeAgain  initial Blue Metric term life insurance program for men with prostate cancer, announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. Following the transaction, Symetra advised the Company that it was discontinuing its partnership with LifeAgain. LifeAgain plans to continue to seek opportunities for the application of medical analytics to commercialize “survivable risk” term life insurance for cancer survivors or others with medical conditions who are currently considered uninsurable based on traditional underwriting standards as well as other forms of survivable risk programs. On April 4, 2015, Taxus Cardium entered into a license agreement with Shenzhen Qianhi Taxus Industry Capital Management Co., Ltd., a company affiliated with Shanxi Taxus Pharamaceuticals Co. Ltd., for the license of LifeAgain’s medical analytics technology to develop and commercialize survivable risk life insurance products in Greater China.

Angionetics Activities

On December 18, 2015, pursuant to Section 505(i) of the U.S. Federal Food, Drug and Cosmetic Act, Angionetics submitted a request to the U.S. Food and Drug Administration (FDA) Center for Biologics Evaluation and Research (CBER) requesting transfer of sponsorship for the Generx Investigational New Drug (IND) application from Cardium Therapeutics to Angionetics. Transfer of sponsorship was acknowledged by FDA on January 5, 2016.  Additionally the FDA acknowledged Angionetics’ U.S. activation of the Ad5FGF-4 (Generx) Investigational New Drug Application (IND) pursuant to Section 505(i) of the Federal Food, Drug and Cosmetic Act. The previously granted FDA “Fast Track” designation for the Generx® development program continues forward. In addition, Angionetics has submitted for FDA clearance a new U.S.-based Phase 3 clinical study protocol (the “AFFIRM” study) to evaluate the further safety and definitive efficacy of Generx [Ad5FGF-4] for men and women with advanced ischemic heart disease and refractory angina.

On June 6, 2016, Taxus Cardium entered into a contribution agreement with Angionetics, pursuant to which Taxus Cardium contributed all of the assets and certain related liabilities related to the Generx® product candidate to Angionetics. In consideration of the contribution, Angionetics agreed to pay to Cardium a $2,000,000 technology fee, payable upon the earlier of a qualified initial public offering of Angionetics capital stock or a change in control of Angionetics. The contribution agreement also provides certain restrictions and registration rights related to Taxus Cardium’s holding in Angionetics capital stock. Taxus Cardium agreed to a twelve- month lock up on its shares of Angionetics following any qualified initial public offering of Angionetics common stock. Angionetics also granted Taxus Cardium piggyback registration rights, subject to certain cutbacks, for so long as Taxus Cardium continues to hold more than 9.99% of Angionetics’ outstanding capital stock. The contribution agreement contains mutual covenants regarding the protection of confidential non-public information shared between each entity. Finally, the contribution agreement provides for cross-indemnification where Taxus Cardium will indemnify Angionetics for any claims arising out of the operation of its business (excluding Generx and its related assets and liabilities), and Angionetics will indemnify Taxus Cardium for any claims arising out of the operation of its business.

On June 6, 2016, Taxus Cardium entered into a services agreement with Angionetics, pursuant to which Taxus Cardium agreed to provide services to Angionetics during a transition period. The services agreement provides that Taxus Cardium will assist Angionetics with the transfer of the Generx assets and liabilities without charge. Taxus Cardium has also agreed to provide certain administrative, commercial and clinical development services to Angionetics on a cost basis. Angionetics has also been granted a license to use certain of Taxus Cardium’s facilities in exchange for payment of 70% of the costs of the facilities. The transition services are provided without warranty or liability except in the case of fraud or willful misconduct. The services agreement also contemplates that as Angionetics develops its financing and business plan, it is anticipated that certain Taxus Cardium employees critical to the development of the Generx® product candidate will become employees of Angionetics.

Schering AG Technology Transfer Agreement

We are party to a Technology Transfer Agreement between Schering AG (now Bayer Pharma AG), Berlex, Inc. (now Bayer Healthcare Pharmaceuticals Inc), Collateral Therapeutics, Inc., and Taxus Cardium (formerly Cardium Therapeutics, Inc.) which covers the transfer or license of certain assets and technology relating to (i) methods of gene therapy for the treatment of cardiovascular disease (including methods for the delivery of genes to the heart or vasculature and the use of angiogenic and/or non-angiogenic genes for the potential treatment of diseases of the heart or vasculature); (ii) therapeutic genes that include fibroblast growth factors (including FGF-4); insulin-like growth factors (including IGF-I); and potentially other related biologics; and (3) other technology and know-how, including manufacturing and formulation technology, as well as data relating to the clinical development of Generx and corresponding FDA regulatory matters. Under this agreement, we paid Schering a $4.0 million upfront fee and, as the current holder of the license rights, Angionetics will be required to make a $10 million milestone payment upon the first commercial sale of each product using the licensed technology. Angionetics also may be obligated to pay the following royalties to Schering: (i) 5% on net sales following a first commercial sale of an FGF-4 based product such as Generx in the United States, Europe, or Japan, or (ii) 4% on net sales of other products developed based on technology transferred to Taxus Cardium by Schering following a first commercial sale in the United States, Europe, or Japan, and (iii) a royalty of 2.5% (for FGF-4 based technology) or 2% (for other products) in territories where the product would not infringe patent, the license to which was transferred to Taxus Cardium by Schering. Angionetics will also be obligated to reimburse Schering for patent expenses, including the expenses of any interference or other proceedings, accrued on or after April 1, 2005 in connection with the transferred technologies. On May 4, 2016, Bayer Pharma AG, the successor in title of Schering AG, Bayer Healthcare Pharmaceuticals Inc., the successor in title of Berlex, Inc. and Collateral Therapeutics, Inc. consented to the sublicense of the license to Angionetics as an affiliate of the Company under the Technology Transfer Agreement.

Huapont Life Sciences Angionetics Financing Agreement

On June 7, 2016, Taxus Cardium and Angionetics Inc., a Delaware corporation and at the time a wholly-owned subsidiary of the Company, entered into a share purchase agreement with Pineworld Capital Limited an entity affiliated with Huapont Life Sciences Co. Ltd. a China-based pharmaceutical, and active pharmaceutical ingredient company (“Huapont Life Sciences”). Pursuant to the share purchase agreement, Angionetics agreed to sell 600,000 shares of its newly authorized Series A Convertible Preferred Stock (the “Shares”) to the Huapont affiliate in exchange for $3,000,000 in cash. The Shares represent an initial 15% equity interest in Angionetics and have anti-dilution protection described below. Huapont Life Sciences is a China-based company focused on the research and development of new and innovative healthcare products, and the manufacture, marketing and sale of leading pharmaceutical products, active pharmaceutical ingredients (known as APIs) and a portfolio of safe and effective agricultural herbicides (including NC16, NC34, NC36, NC125, NC201) serving the agricultural business throughout the US and South American markets. Huapont’s pharmaceutical business includes dermatology products, cardiovascular products, anti-tuberculosis agents, autoimmune-related products and oncology-related products. Huapont Life Sciences’s API business involves the production and sale of bulk pharmaceutical chemicals, pharmaceutical intermediates and preparations of Western medicines, with current annual revenues of approximately $1.1 billion, and approximately 7,100 employees operating throughout Mainland China. Huapont is listed on the Shenzhen Stock Exchange (002004.SZ) and carries a current market capitalization of approximately $3.0 billion.

The investment from the Huapont Life Sciences affiliate will be made in two tranches. The closing of the initial tranche of 200,000 Shares for $1,000,000 occurred on July 5, 2016. The closing of the second tranche of 400,000 Shares for $2,000,000 is conditioned upon Angionetics securing FDA clearance to initiate a new U.S.-based Phase 3 clinical study (the AFFIRM study) to evaluate the safety and definitive efficacy of the  Generx® [Ad5FGF-4] product candidate for the treatment of patients with ischemic heart disease and refractory angina. Angionetics has submitted the application for the U.S. based Phase 3 AFFIRM study with the FDA. Angionetics will require additional capital to complete the Phase 3 AFFIRM study, which it expects to secure through the sale of additional equity or debt securities. There are no agreements or arrangement for any additional financing in place at this time.

The Angionetics Shares have the following rights, privileges and preferences:

•	Dividends. Holders of the Shares are entitled to receive dividends as, when and if declared by the Angionetics board of directors on the Angionetics common stock, on an as-converted basis.
•

Liquidation.  In the event of a liquidation of Angionetics, including a change of control transaction, holders of   the Shares are entitled to be paid an amount equal to their investment amount before any payment is made to Taxus Cardium or any other holders of Angionetics common stock.

•

Voting.  The Shares generally vote with the Angionetics common stock as a single class on an as-converted basis.  Holders of the Shares also have certain special voting rights as a separate class including (a) the right to appoint a member to the Angionetics board of directors, (b) the right to approve any increase or decrease in the number of authorized shares of the Shares or the common stock, any merger or acquisition involving Angionetics, any liquidation or winding up of Angionetics, any increase in the number of directors and any dividend or distribution, and (c) the right to approve any amendment to the Angionetics certificate of incorporation in a manner that adversely affects the rights of the Shares.  The voting rights under (a) and (b) terminate if Huapont does not complete the second closing under the share purchase agreement.

•

Conversion.  The Shares are convertible into shares of Angionetics common stock at any time at the holder’s election.  The Shares automatically convert into common stock upon the closing of a firm commitment underwritten public offering of Angionetics common stock.  The Shares are initially convertible on a one to one basis into Angionetics common stock.  The Shares are subject to anti-dilution protection, such that in the event of a firm commitment underwritten public offering or a change in control each Share will be convertible into a pro rata portion of 15% of the outstanding Angionetics common stock at the time of the public offering or change in control.

The Huapont financing replaced the prior April 4, 2015 term sheet with Shenzhen Qianhai Taxus, whereby Taxus Cardium proposed to sell Shenzhen Qianhai Taxus 600,000 shares of Angionetics common stock in exchange for $3.0 million in cash.   The $3.0 million was to be paid in tranches that were to be completed by May 31, 2015.  Shenzhen Qianhai Taxus paid $600,000 of the purchase price, but did not complete the investment.   The $600,000 payment has been recorded as common stock subscribed.

Generx License Agreement in Mainland China

On June 7, 2016, Angionetics entered into a distribution and license agreement with Pineworld Capital Limited an entity affiliated with Huapont Life Sciences. Under the terms of the distribution and license agreement Huapont Life Science’s affiliated entity has been granted an exclusive license to clinically develop, manufacture, market and sell the Generx® [Ad5FGF-4] angiogenic gene therapy product candidate in mainlandChina, through sublicense of a Technology Transfer Agreement with Bayer Pharma AG. On May 4, 2016, Bayer Pharma AG gave consent to the sublicense agreement between Angionetics as an affiliate of Taxus Cardium Pharmaceuticals Group Inc. under the Technology Transfer Agreement and Pineworld Capital Limited, an affiliate of Huapont Life Sciences.

Under the distribution and license agreement, Angionetics will be responsible for conducting the planned U.S.-based Phase 3 clinical program, and working in cooperation with researchers at Angionetics, Huapont Life Sciences’ affiliated entity has agreed to use commercially reasonable efforts to conduct clinical trials, make regulatory filings and take such other actions as may be necessary to commercialize Generx® in mainlandChina. Huapont Life Science’s affiliated entity will assume the costs associated with the commercial development of Generx® in mainlandChina.

The distribution and license agreement provides for the Huapont Life Science affiliate to make quarterly royalty payments to Angionetics at a rate of 5% to 10% of net sales of Generx® products in mainlandChina, based on the volume of annual sales. The royalty payments commence on the first commercial sale and expire on the earlier of the termination of any patent or regulatory exclusivity in China or fifteen years after the first commercial sale. The term of the agreement continues (unless terminated for breach) until Huapont Life Science’s affiliate has no remaining payment obligations to Angionetics. Upon expiration (but not an earlier termination) Huapont Life Science’s affiliate shall have a perpetual, non-exclusive, fully paid-up, royalty free license to Generx® in mainland China.

Status of Term Sheet with Dr. Reddy’s and Russian Generx Clinical Development Program

Following the formation of Angionetics by Taxus Cardium, the management team initiated a comprehensive review of Taxus Cardium’s global Generx regulatory and clinical dossier, and elected to primarily focus on the clinical advancement and registration of Generx in the United States and China, which we believe to be the most dynamic medical markets in the world for new and novel breakthrough products like the Generx product candidate. As a result of this review, on July 13, 2016 the Company notified Dr. Reddy’s of its plan to discontinue its planned Generx development in the Russian Federation and other countries set forth in the term sheet and now plans to focus on the late stage clinical and commercial development of Generx in key target markets that include the U.S. and China. Furthermore, the commercialization opportunity with Dr. Reddy’s Laboratories, previously reported by Taxus Cardium, will not be advanced to a definitive agreement.

Outstanding Capital Stock, Stock Options, and Warrants

As of August 26, 2016, there were 13,323,544 shares of common stock issued and outstanding. There are 1,000 issued and outstanding shares of Series A Convertible Preferred Shares which are now convertible into 3,332,804 shares of common stock. In addition, there are 78,250 shares of common stock issuable upon the exercise of stock options which were awarded under the 2005 Stock Option Plan, which have a weighted average exercise price of $30.25 per share. As of August 29, 2016, there are 7,275,597 shares of common stock issuable upon the exercise of outstanding warrants which have an average exercise price of $0.71 per share for a total conversion price of $5,142,480, these warrants may also be redeemed through the cancellation of shares of common stock in lieu of a cash payment.

Related Party Transactions

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. As of August 26, 2016 $1,068,245 in net Company expenses incurred in the ordinary course of business have been paid by or with cash advanced by the Company’s Chief Executive Officer. This amount that has been advanced by the Chief Executive Officer is non-interest bearing.

On April 4, 2015, we entered into a binding term sheet with Shenzhen Qianhai Taxus, pursuant to which we proposed to sell to Shenzhen Qianhai Taxus 600,000 shares of Angionetics common stock in exchange for $3.0 million in cash payable in tranches by May 31, 2015.  Shenzhen Qianhai Taxus paid $600,000 of the purchase price, but did not complete the transaction.  The $600,000 payment has been recorded as common stock subscribed.  Shenzhen Qianhai Taxus is an affiliate of Shanxi Taxus Pharmaceuticals Co., Ltd. which holds approximately 25% of Cardium’s outstanding common stock as a result of a Stock Purchase Agreement dated February 21, 2014. In connection with that stock purchase transaction, we granted Shanxi Taxus Pharmaceuticals Co., Ltd. the right to appoint two members to our Board of Directors. Mr. Jiayue Jhang, one of the appointed members of our Board of Directors who serves as our Chairman, is the Chairman of Shenzhen Qianhai Taxus and Shanxi Taxus Pharmaceuticals Co., Ltd.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three month and the six month periods ended June 30, 2015. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2014 (our “2014 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Taxus Cardium Pharmaceuticals Group Inc. (Taxus Cardium when denoting the individual parent entity and the “Company” when denoting Taxus Cardium inclusive of its subsidiaries) was incorporated in Delaware in December 2003. We are a holding company that operates a medical technologies portfolio of equity-based and potential royalty-driven investments as follows: (1) Angionetics, currently a majority-owned subsidiary focused on the late-stage clinical development and commercialization of Generx®, an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease; (2) Activation Therapeutics, Inc. a wholly owned subsidiary focused on the development and commercialization of the Excellagen® technology platform, an FDA-cleared flowable dermal matrix for advanced wound care that has broad potential applications as a delivery platform for small molecule drugs, proteins and biologics , which is currently being held as an investment for future sale or internal commercialization; (3) LifeAgain a wholly-owned subsidiary that has developed, an advanced medical data analytics (ADAPT®) technology platform focused on developing new and innovative products for the life insurance and healthcare sectors; and (4) a minority investment in Healthy Brands Collective, a functional food and nutraceutical company which acquired the Company’s To Go Brands® business.

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

Business Strategy

We are currently focused on achieving key milestones with the potential to offer significant valuation inflection points of our core medical technology assets, while evaluating options for sales or other monetizations of our non-core investments. The key elements of our business strategy include:

•

Advance forward the plan to operate Angionetics as a company independent of Taxus Cardium, focused on the development and commercialization of Generx, an angiogenic, gene- based bio-therapeutic for the treatment of almost 1.0 million patients in the U.S. who have late-stage coronary artery disease and refractory angina and other ischemic heart disorders and medical conditions;

•

Angionetics has submitted the planned Generx [Ad5FGF-4] Phase 3 AFFIRM clinical study protocol to the FDA as well as updates to all key elements of the Generx IND. The recent submission included an updated Investigator’s Brochure and a summary of clinical efficacy and safety data from the four FDA cleared, U.S. and international clinical studies.  The clinical data, including patient subset analyses, were used as the basis for the AFFIRM study design and target patient population. The updated long-term safety data totaled over 2,500 patient years, and represented the completed safety dataset for the prior clinical studies. A detailed review of product manufacturing procedures, testing strategies and up-to-date stability data were also provided to the FDA.

•

Strategically partner and monetize or sell our FDA-cleared pharmaceutically formulated collagen commercial wound care product Excellagen, for selected U.S.-based vertical market channels and leverage Excellagen’s advanced regenerative medicine delivery platform by identifying innovative product extensions for tissue regeneration based on stem cells (including exosomes), biologics, peptides and/or small molecule drugs for future development and commercialization with one or more strategic partners;

•

Monetize our equity stake in Healthy Brands Collective investment. We acquired this investment through the sale of our To Go Brands health sciences business through an asset exchange for a preferred equity position in Healthy Brands;

•

With the successful monetization of current business interests we plan to redeploy capital strategically to acquire and develop new and innovative medicine product candidates and create shareholder value.

Recent highlights include the following:

Angionetics Inc. & Generx [Ad5FGF-4] Product Candidate

Angionetics Inc., a biotechnology company, incorporated by Taxus Cardium on April 13, 2015, was formed to create a separate company to develop Taxus Cardium’s Generx® cardiovascular gene therapy technology platform. Our management team believes that the Generx® platform is undervalued in the current Taxus Cardium capital structure and believes that contributing the Generx® business to a separate entity will increase the opportunities for financing the continued development of Generx® through Phase III clinical trials.  Our management also believes that funding for Generx as a stand-alone company can be done at better pricing, resulting in less dilution and a “value unlock” for Taxus Cardum Shareholders.  Taxus Cardium plans to contribute to Angionetics all of the rights to our Generx platform technology and and sell shares in Angionetics in order to raise capital based on a valuation of the Generx platform technology for the purpose of funding the development and commercialization of Generx. After Angionetics is fully capitalized, the Company intends to retain a significant minority interest in Angionetics and return value to shareholders based on an increased value of its holdings through the independent external market valuation of Angionetics and the Generx platform technology.

Based on recent filings, the FDA Center for Biologics Evaluation and Research (CBER) has accepted and designated Angionetics Inc. as the sponsor, and acknowledged Angionetics’ U.S. activation of the Ad5FGF-4 (Generx) Investigational New Drug Application (IND) pursuant to Section 505(i) of the Federal Food, Drug and Cosmetic Act. The previously granted FDA “Fast Track” designation for the Generx development program continues forward.  In addition, Angionetics has submitted, for FDA clearance, a new U.S.-based Phase 3 clinical study protocol (the “AFFIRM” study) to evaluate the further safety and definitive efficacy of Generx [Ad5FGF-4] for men and women with advanced ischemic heart disease and refractory angina.

Angionetics has submitted the planned Generx [Ad5FGF-4] Phase 3 AFFIRM clinical study protocol to the FDA as well as updates to all key elements of the Generx IND. The recent submission included an updated Investigator’s Brochure and a summary of clinical efficacy and safety data from the four FDA cleared, U.S. and international clinical studies. The clinical data, including patient subset analyses, were used as the basis for the AFFIRM study design and target patient population. The updated long-term safety data totaled over 2,500 patient years, and represented the completed safety dataset for the prior clinical studies. A detailed review of product manufacturing procedures, testing strategies and up-to-date stability data were also provided to the FDA.

The new U.S.-focused AFFIRM clinical study protocol, as submitted to the FDA, incorporates important research innovations that include: (1) enhanced cardiac delivery procedures utilizing standard balloon catheters, supported by research showing that transient ischemia may enhance gene transfer to heart cells; and (2) a more comprehensively characterized target patient population based on Ad5FGF-4 responder data from the four FDA cleared clinical studies. The study patient population includes patients with refractory angina (no longer responsive to anti-anginal medications and not a candidate for CABG or PCI), and documented clinical evidence of myocardial ischemia within the past 6 months. Patients must have clinically significant limitation of physical activity due to angina (CCS Class 3 or 4) and angina-limited baseline exercise treadmill test (ETT) duration of 3-7 min. The proposed primary efficacy endpoint will be improvement in ETT duration in Generx®-treated patients compared to a placebo control group. Secondary efficacy endpoints include change in CCS angina class, change in weekly angina frequency and nitroglycerin usage, and change in quality of life, assessed using the Seattle Angina Questionnaire (SAQ).

Generx [Ad5FGF-4] is a disease-modifying, precision medicine, angiogenic gene therapy for patients with refractory angina and inducible ischemia on stress testing, that is designed to improve myocardial perfusion and exercise tolerance by promoting the formation of functional coronary collateral vessels. This process, referred to as “medical revascularization”, represents a fundamentally new mechanism of action that involves stimulation of the formation of new biological structures in the heart, through arteriogenesis (enlargement of existing arterioles) and angiogenesis (formation of new capillary vessels), as opposed to mechanical revascularization procedures (coronary artery bypass surgery and percutaneous coronary intervention) or the transient symptomatic relief of angina achieved with pharmacologic therapies.

Generx addresses an unmet medical need for patients with refractory angina who are no longer responsive to maximally tolerated medical therapy, and are not candidates for, and would receive no prophylactic therapeutic benefit from, percutaneous coronary intervention (PCI) or coronary artery bypass surgery (CABG). Refractory angina patients with stress-induced ischemia are considered most likely to benefit from Ad5FGF-4 angiogenic therapy.

Ad5FGF-4 consists of human adenovirus serotype5 (Ad5) that has been modified to express the human fibroblast growth factor-4 (FGF-4) gene driven by a cytomegalovirus (CMV) promoter. The E1 region of the wild-type adenovirus vector has been deleted and replaced with the expression cassette for FGF-4. The E1-deleted adenovirus vector containing the FGF-4 gene expression cassette is replication deficient. Ad5FGF-4 is delivered to the heart using a standard cardiac balloon catheter. FGF-4 has been shown to be a key regulatory protein that is believed to promote both arteriogenesis and angiogenesis in ischemic regions of the heart.

Generx has been evaluated in five FDA-cleared clinical studies under an initial IND which was filed with the FDA, all for the medical indication of refractory angina. These studies have enrolled 672 patients, 455 of whom received a one-time intracoronary administration of Ad5FGF-4, which has consistently been found to be safe and well-tolerated (based on over 2,500 patient years of safety data). These studies were conducted at approximately 100 medical centers, primarily in the United States and Western Europe.

The primary objective of the AFFIRM study is to evaluate the effect of a one-time intracoronary infusion of Ad5FGF-4 on the change from baseline to Month 6 in Exercise Tolerance Test (ETT) duration using the Modified Bruce Protocol, with exercise duration limited by angina “grade 3” (patient feels chest pain that has increased to the point that he/she would stop activity and take nitroglycerin).  The patient population consists of individuals with refractory angina (CCS Class III or IV), inducible ischemia on stress testing,  who are no longer responsive to maximally tolerated medical therapy for angina, who are not candidates for standard interventions (PCI and CABG), and who have baseline ETT duration of 3-7 min.

Activation Therapeutics Inc. & Excellagen Dermal Matrix FDA-Cleared Product

Activation Therapeutics Inc., is a wholly-owned subsidiary established to hold and manage the assets of the Company related to the Excellagen® product line.The Company is seeking to monetize Excellagen through the sale of the technology and business unit or obtain strategic partners to support our future internal clinical and commercial development of Excellagen and the Excellagen Technology Platform.  Excellagen is an FDA-cleared, pharmaceutically-formulated acellular biological modulator that has been engineered to activate and promote wound healing through the growth of granulation tissue in chronic non-healing diabetic foot, pressure and venous ulcers, as well as other dermal wounds (including traumatic and surgical wounds). We believe that Excellagen is a cost-effective, easy to use professional product that has now been classified for reimbursement purposes by the U.S. Centers for Medicare and Medicaid Services as a unique “skin substitute”- a designation which is consistent with other forms of skin substitutes including living skin equivalents Dermagraft ® and Apligraf ® and human dermal and amnion placental tissue-based products including Graftjacket ® and EpiFix ®.

Excellagen® Dermal Wound Matrix: Excellagen is a flowable homogenate of pharmaceutically formulated, highly purified bovine dermal collagen (Type I) in its native 3-dimensional fibrillar configuration. Excellagen® dermal wound matrix was cleared by FDA via the 510(k) pathway on October 3, 2011 (K110318) for the treatment of chronic dermal wounds including partial and full thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-Moh's surgery, post-laser surgery, podiatric, wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. Excellagen formulated collagen also represents a unique platform technology for the delivery of biologics for use in regenerative medicine applications. Prior research by Taxus Cardium and its collaborators has demonstrated biocompatibility and functionality of viral-based gene therapies and stem cell biologics when delivered in Excellagen. In addition to DNA- and stem cell-based biologics, Excellagen provides a potential enabling delivery platform for numerous therapeutic product classes, including small molecule drugs, peptides and anti-microbials, to name a few.

The Excellagen manufacturing process includes steps by which purified full-length Type I collagen molecules are reassembled into collagen’s native, staggered fibrillar configuration. Scanning electron microscopy has demonstrated Excellagen’s 3-dimensional scaffold structure and histological analysis of Excellagen-treated dermal wounds demonstrates efficient infiltration with fibroblasts, and development of patent blood vessels. Excellagen is conveniently packaged in prefilled, ready to use syringes with accessory flexible applicator tips. Excellagen is topically applied in a thin layer directly to the entire wound surface, providing a structural scaffold for cellular infiltration and wound granulation. The flowable format allows immediate, intimate contact with the entire wound surface, including highly contoured wounds, and can also be easily applied to areas of undermining or tunneling. The wound is first prepared by performing sharp debridement using standard methods to remove debris and necrotic tissue, and then Excellagen should be applied in the presence of a small influx of blood. After application, the treated wound is overlaid with a non-adherent dressing. The treated wound (including non-adherent dressing) is left undisturbed for one week to allow Excellagen to promote new granulation tissue growth. If the wound is not completely healed, Excellagen may be reapplied weekly.

The FDA-approved instructions for use specify, “Surgically debride the wound bed using standard methods to ensure wound is free of debris and necrotic tissue. Allow a small influx of blood into the wound before applying Excellagen”. Taxus Cardium has demonstrated that Excellagen activates human platelets resulting in release of platelet-derived growth factor (PDGF). Excellagen’s ability to activate platelets is functional/biological evidence of its 3-dimensional fibrillar structure, as it has been demonstrated that this structure (as opposed to monomeric or denatured collagen) is required for effective platelet activation. Application of Excellagen in the presence of a small influx of blood cells and platelets likely contributes to its support of a favorable wound healing environment by triggering immediate, localized release of PDGF and other platelet-derived growth factors and cytokines, providing wound healing cues to the responsive cells exposed by debridement. However, platelet activation is not a requirement for Excellagen to provide benefits. As a wound heals and a bed of healthy granulation tissue develops, debridement becomes less necessary, but with continued application of Excellagen, its structural/functional benefits and support of a favorable healing environment are maintained.

Excellagen Clinical Evidence: Excellagen was studied in a multi-center, randomized, controlled, double-blinded Phase 2b study in patients with diagnosed diabetes (Type I or II) with non-healing ulcers of the lower extremity (with no bone or tendon exposed) that had failed prior therapy, that were present for at least 6 weeks, and were documented to be non-healing (≤ 30% decrease in ulcer area) during a 2-week run-in period under standard of care treatment (debridement, daily saline-moistened gauze, and off-loading). The study arms included Standard of Care (SOC; daily saline-moistened gauze dressing changes, offloading, and sharp debridement), and Excellagen applied only once (day 1) or twice (day 1 and week 4), with offloading and weekly outer dressing changes.

After the 12 week study period, 45% percent of the patients treated only once or twice with Excellagen (n=31) achieved complete wound closure.  This was a 45% relative improvement over wounds treated with SOC therapy alone (n=16; 31% closure incidence). There was a 68% relative improvement with Excellagen for wounds achieving 90-100% area reduction during the 12-week evaluation period. In other words, 74% of wounds receiving only one or two applications of Excellagen achieved ≥90% area reduction compared with only 44% of patients receiving daily SOC. The improvement seen with Excellagen compared to SOC was even more dramatic for larger wounds (>3 cm2). In this case, 33% of wounds treated only once or twice with Excellagen achieved complete wound closure at 12 weeks whereas none of the SOC-treated wounds closed.

To assess the early response to Excellagen treatment, healing rates (reduction in wound radius, cm/week) were determined over the first two weeks following application. These analyses identified a statistically significant acceleration of healing with a single application of Excellagen compared to SOC.  These accelerated healing rates were also reflected in the % area reductions at 2 weeks; Excellagen generated 97% and 105% relative improvements compared to SOC for area reductions of ≥50% and ≥75%, respectively. Therefore, the healing response following application of a single application of Excellagen was rapid and robust.

In the clinical study, Excellagen was applied to wounds only once or twice (with the second application four weeks after the first).  Excellagen’s FDA clearance and the instructions for use suggest weekly application such that the accelerated healing and granulation tissue development observed in the Phase 2b study can be sustained, potentially further enhancing and accelerating the healing response.  This schedule of weekly application has been followed in post-marketing use with positive reports of rapid, robust granulation tissue formation in chronic diabetic foot ulcers and pressure ulcers that have failed prior therapies.

Excellagen Competitive Position: Other marketed collagen-based products typically do not undergo the same degree of purification that Excellagen is subjected to, contain non-collagenous tissue components, are lyophilized or hydrolyzed (fragmented) and presented in a sheet configuration or a ground up powder requiring hydration before use. Many collagen-based wound care products undergo terminal sterilization (e.g. gamma irradiation or ethylene oxide), which can alter physical and structural properties of the collagen molecule by, for example, introducing artificial cross-links.  Some products are also intentionally cross-linked with chemicals, which alters (slows) collagen biodegradation. Excellagen’s aseptic manufacturing process ensures that Excellagen retains the natural, non-artificially cross-linked, fibrillar form.

Excellagen’s ready-to use flowable format allows for greater versatility and ease of use than fix-structured, sheet-based products that require cutting to size, and fixation to the wound by suturing or stapling. Excellagen requires no product thawing or mixing before use. Furthermore, there is no product trimming or suturing required during application of Excellagen. The versatile, adherent gel formulation and the sterile, single use syringe applicator and tip allow for easy application, complete coverage, and intimate contact with wounds of varied etiology, shape, size, depth and surface contour.

Consistent with our business strategy, we are now seeking to monetize Excellagen through sale of the technology and business unit or obtain strategic partners to market and sell Excellagen in the United States and elsewhere through multiple marketing channels. The Company has been in discussions with parties expressing interest in purchasing the business unit, however, as of the date of this report such discussions have not resulted in a completed monetization or strategic partnering transaction. The Company cannot guarantee that it will accept an offer to purchase the Excellagen business or that any such bona fide offer will be made on acceptable terms and conditions. Without a strategic partner, we do not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen and have deferred the pursuit of CE mark certification for Excellagen.

Excellazome™ Advanced Wound Care Biologics Research

The Company, through its wholly-owned subsidiary, Activation Therapeutics, is developing plans to undertake research and preclinical studies to evaluate the toxicology and mechanism of action with respect to the use of Excellagen as a delivery platform for secreted extracellular vesicles (“Exosomes”), which carry factors that stimulate and augment wound healing.

Exosomes are small (30-100 nm diameter), cell-derived, lipid bilayer-encapsulated vesicles that are naturally secreted by most cell types. Exosomes are found in, and can be isolated from, almost all bodily fluids and the media of cultured cells. Exosome contents include lipids, proteins, nucleic acids, and soluble factors. First identified in 1983, only in recent years has the therapeutic potential of exosomes been recognized and investigated.  They are now known to play a vital role in intercellular communication by delivering their contents to recipient cells, and triggering biologic responses.

In addition, exosomes are key secretory products of mesenchymal stem cells (MSC), and recently published preclinical research studies have demonstrated that MSC-derived exosomes can stimulate proliferation and migration of dermal fibroblasts, enhance angiogenesis, and accelerate wound healing in a diabetic mouse model.  The Company believes that Excellagen could be a valuable delivery platform for exosomes in wound healing applications, by facilitating delivery and potentially augmenting the biological response to exosomes.

Based on this new and exciting field of research, in connection with (1) a strategic partnering transaction to market and sell Excellagen in the U.S., or (2) the sale of the Excellagen business unit (Activation Therapeutics), the Company currently plans to retain the exclusive rights to develop, market and sell an advanced biologic product extension utilizing Excellagen as a delivery platform for exosomes (Excellazome), to stimulate and augment wound healing beyond levels already observed with our Excellagen dermal matrix product.

The company envisions a product configuration that would combine Excellagen (stored at 2-8°C) and exosomes (stored at -70°C) just prior to use. To advance the Excellazome biologic product concept to clinical and commercial readiness will require additional process engineering by exosome manufacturers to establish reproducible and scalable procedures that generate well-characterized end products that meet current Good Manufacturing Practices (cGMP) quality standards.

LifeAgain Insurance Solutions, Inc.

Our LifeAgain subsidiary has developed an advanced medical data analytics (ADAPT®) technology platform focused on developing new and innovative products for the life insurance and healthcare sectors. On April 4, 2015, Taxus Cardium entered into a license agreement with Shenzhen Qianhi Taxus Industry Capital Management Co., Ltd., a company affiliated with Shanxi Taxus Pharamaceuticals Co. Ltd., for the license of LifeAgain’s medical analytics technology to develop and commercialize survivable risk life insurance products in Greater China.

On August 11, 2015, after the period covered by this report, Symetra Financial Corporation, our financial partner for LifeAgain  initial product offering Blue Metric term life insurance program for men with prostate cancer, announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. Following the transaction, Symetra advised the Company that it was discontinuing its partnership with LifeAgain.  As a result, we are not currently offering the Blue Metric term life product.

LifeAgain plans to continue to seek opportunities for the application of medical analytics to commercialize “survivable risk” term life insurance for cancer survivors or others with medical conditions who are currently considered uninsurable based on traditional underwriting standards as well as other forms of survivable risk programs.

To Go Brands and Health Brands Collective.

On November 15, 2013 we sold the assets of our To Go Brands subsidiary to Healthy Brands Collective® in exchange for an equity stake in Healthy Brands preferred stock which convertible into common stock representing approximately 4% of their fully-diluted common stock, and the assumption of approximately $300,000 of liabilities.  Healthy Brands Collective® is a private company that has acquired a portfolio of eight independent brand product platforms (prior to To Go Brands) including Cell-nique®, Cherrybrook Kitchen®, Yumnuts®, Living Harvest/Tempt®, Bites of Bliss®, High Country Kombucha® drinks and Organics European Gourmet Bakery™ (formerly Dr. Oetker) natural and organic baking mixes.

At the time of the transaction Healthy Brands Collective, had announced plans for an initial public offering.  Healthy Brands Collective has not completed any liquidity event.  During the six months ended June 30, 2015 we recorded $300,000 in impairment expense related to this investment.  We are looking for opportunities to monetize our investment in Healthy Brands Collective, but do not have any arrangements or agreements in place at this time.

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

We calculate the value of equity compensation expense associated with the issuance of warrants and stock options using the Binomial and Black-Scholes Option Model. Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of a number of subjective assumptions including the expected stock volatility, the risk–free interest rate, the options expected life, the dividend yield on the underlying stock. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If actual forfeiture rate is materially different from the estimates, the equity–based compensation could be significantly different from what the Company has recorded in the current period. If we were to undervalue our derivative liabilities or stock option compensation expense we would understate the expense recognized in our consolidated statements of operation. Conversely if we were to overvalue our warrant and stock option compensation expenses we would overstate the expense recognized in our consolidated statements of operations.

We periodically review the carrying amount of our long lived assets to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. During the six months ended June 30, 2015 no impairment was recorded.

Our other significant accounting policies are described in the notes to our financial statements.

Results of Operations

For the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

Research and development expenses for the three months ended June 30, 2015 were $299,526 compared to $138,608 for the same period in 2014. The increase of $160,918 was the result of expensing a $200,000 future Excellagen manufacturing discount previously recorded as a prepaid asset, a $33,676 increase in Excellagen storage costs offset by decreased costs of $53,479 related to reduction in personnel and consulting expenses, an $11,209 decrease in production costs and an $8,070 decrease in other research and development costs

Selling, general and administrative expenses for the three months ended June 30, 2015 were $838,862 compared to $817,717 for the three months ended June 30, 2014. The increase of $21,145 was the result of a $320,221 overall reduction in personnel and related costs which were offset by a $139,270 increase in stock compensation and a $202,096 increase in professional fees.

Interest expense for the three months ended June 30, 2015 was $1,216 compared to $28,600 for the three months ended June 30, 2014. The decrease of $27,384 was the result of no interest expense being charged on related party advances in 2015.

Net loss for the three months ended June 30, 2015 was $1,439,604 (including $140,388 noncash stock based compensation expense included in selling, general and administrative expense) compared to a net loss of $984,925 (including $1,118 of noncash stock based compensation expense included in selling, general and administrative expense) for the same period of 2014. The increase of $454,679 in net loss was primarily a result of a $300,000 impairment charge the decrease in operating expenses described above.

For the Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

Research and development expenses for the six months ended June 30, 2015 were $378,088 compared to $382,152 for the same period in 2014. The decrease of $4,064 was the result of expensing a $200,000 future Excellagen manufacturing discount previously recorded as a prepaid asset, an increase of $46,113 in Excellagen storage costs and a $25,000 increase in technology license fees offset by a $210,392 decrease in personnel, stock compensation, and consulting related expense, a $43,351 decrease in clinical trials expense and a $21,434 decrease in production costs and other R&D related expenses.

Selling general and administrative expenses for the six months ended 30, 2015 were $1,368,556 compared to $1,993,595 for the six months ended June 30, 2014. The decrease of $625,039 was the result of a $594,255 reduction in personnel and related costs including stock compensation, a $246,091 reduction in various other SG&A costs including production costs which were all offset by a $215,307 increase in professional fees.

Interest expense for the six months ended June 30, 2015 was $2,383 compared to $47,667 for the six months ended June 30, 2014. The decrease of $45,284 was the result of no interest expense being charged on related party advances in 2015.

Net loss for the six months ended June 30, 2015 was $2,049,027 (including $257,834 noncash stock based compensation expense included in selling, general and administrative expense) compared to a net loss of $2,423,414 (including $507,283 of noncash stock based compensation expense, $455,874 included in selling, general and administrative expense and $51,409 included in research and development expense) for the same period of 2014. The decrease of $374,387 in net loss was primarily a result of the decrease in operating expenses described above offset by a $300,000 impairment charge..

Liquidity and Capital Resources

As of June 30, 2015, we had $113,210 in cash and cash equivalents. Our working capital deficit at June 30, 2015 was $2,894,209.

Net cash used in operating activities was $731,287 for the six months ended June 30, 2015 compared to $1,711,412 for the six months ended June 30, 2014. The decrease of $980,125 in net cash used in operating activities was due primarily to spending and headcount and salary reductions in the second half of 2014 which remains in effect.

We had no net cash used in investing activities for the six months ended June 30, 2015 and 2014. At June 30, 2015 we did not have any significant capital expenditure requirements.

Net cash provided by financing activities was $627,764 for the six months ended June 30, 2015 compared to $2,408,147 for the six months ended June 30, 2014. For the six month period ended June 30, 2014 net cash from financing activities was the result of two tranches of a common stock equity financing with Shanxi Taxus, our strategic investor. The Company sold 3,045,104 shares of common stock for aggregate proceeds, net of issuance costs, of $1,829,999 plus $457,000 of cash advanced from our Chief Executive Officer to cover ordinary Company expenses. For the six month period ending June 30, 2015 the $600,000 net cash received from financing activities were payments from Shenzhen Qianhai Taxus Industry Capital Management Co.,  an affiliate of Shanxi Taxus f for an equity stake in either the Company or Angionetics and $27,764 net cash advances received from an officer of the Company.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, management concluded that our disclosure controls were not effective for their intended purposes described above as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. At the year ended December 31, 2014, we noted the following material weaknesses in the operation of our internal controls as follows:

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

Our management does not believe that the material weakness in internal controls has resulted in any inaccuracy or misstatement in the financial statements included in this report. We plan to remediate these material weaknesses by hiring additional qualified accounting personnel when the Company has the financial resources to support those expenses. However, these material weaknesses continued to exist during the quarterly period ended June 30, 2015.

There were no changes to our internal control over financial reporting during the quarterly period ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The product candidates of our subsidiary corporation Angionetics are subject to ongoing regulatory requirements or require regulatory approvals, and in some cases additional prior development or testing, before marketing. Angionetics may be unable to develop, obtain or maintain regulatory approval or market any of our product candidates or expand the market of our existing products and technology. If Angionetic’s product candidates are delayed or fail, it may have a negative impact on the valuation of our common stock.

Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring products to market will require a commitment of substantial funds in excess of the current capital Agnionetics currently holds. Future capital requirements will depend on many factors, including, among others: the progress of current and new product development programs; the progress, scope and results of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing products and product candidates; the cost of prosecuting, enforcing and defending against patent claims and other intellectual property rights; competing technological and market developments; and the ability and costs to establish and maintain collaborative and other arrangements with third parties to assist in potentially bringing products to market and/or to monetize the economic value of Angionetic’s product portfolio.

Angionetics will need additional funding to advance its clinical trial programs, launch and commercialize their lead product candidate.

Pharmaceutical product development, which includes research and development, pre-clinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We expect that the expenses of the Angionetics subsidiary will increase substantially as it advances Generx to late-stage clinical studies, and seeks regulatory approval.

The inability Angionetics, to raise capital on acceptable terms in the future may cause delay, diminish, or curtail certain operational activities, including research and development activities, clinical trials, sales and marketing, and other operations, in order to reduce costs and sustain the business, and such inability would have a material adverse effect on their business and financial condition.

We expect capital outlays and operating expenditures for Angionetics to increase over the next several years as it works to conduct clinical trials, commercialize products, and expand infrastructure. Angionetics will need to raise additional capital to, among other things:

•	Fund the completion of its U.S.-based Phase 3 AFFIRM clinical trial for Generx;
•	Fund additional clinical trials and preclinical trials for Generx as requested or required by regulatory agencies;
•	Fund clinical trials and preclinical trials for Generx in new indications;
•	Sustain commercialization of Generx or any other new product candidate;

•	Develop manufacturing capabilities, if any;
•	Increase sales and marketing efforts to drive market adoption and address competitive developments;
•	Acquire, license or in-license other product candidates;
•	Finance capital expenditures and our general and administrative expenses;
•	Develop new products;
•	Maintain, expand and protect its intellectual property portfolio, if any;
•	Add operational, financial and management information systems; and
•	Hire additional clinical, quality, scientific, and general and administrative personnel.

The present and future funding requirements of Angionetics will depend on many factors, including but not limited to:

•	The progress and timing of clinical trials;
•	The level of research and development investment required to maintain and improve our technology position;
•	Cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, if any;
•	Efforts to acquire or license complementary technologies or acquire complementary businesses;
•	Changes in product development plans needed to address any difficulties in commercialization;
•	Competing technological and market developments;
•	Changes in regulatory policies or laws that may affect our operations; and
•	Changes in physician acceptance or medical society recommendations that may affect commercial efforts.

There is a high rate of failure for drug candidates proceeding through clinical trials.

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials.  Angionetics may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. In the event that  Angionetics obtains  negative results from the Generx planned clinical trials or receives poor clinical results for other product candidates, or the FDA chooses to block progress of the trials due to potential Chemistry, Manufacturing and Controls (CMC) issues or other hurdles, or does not approve our BLA for Generx, Angionetics may not be able to generate sufficient revenue or obtain financing to continue operations, ability to execute on its current business plan will be materially impaired, our reputation in the industry and in the investment community would likely be significantly damaged and the price of our stock would likely decrease significantly.

Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of our product candidates, or limit the scope of any approved label or market acceptance.

If Generx or any of our product candidates, prior to or after any approval for commercial sale, cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•	Regulatory authorities may interrupt, delay or halt clinical trials;
•	Regulatory authorities may deny regulatory approval of our product candidates;
•	Regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a risk evaluation and mitigation strategy, or REMS;
•	Regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or limitations on the indications for use;
•	We may be required to change the way the product is administered or conduct additional clinical trials;
•	We could be sued and held liable for harm caused to patients; or
•	Our reputation may suffer.

We may voluntarily suspend or terminate our planned clinical trials if at any time we believe that they present an unacceptable risk to participants or if preliminary data demonstrate that our product candidates are unlikely to receive regulatory approval or unlikely to be successfully commercialized. In addition, regulatory agencies, institutional review boards or data safety monitoring boards may at any time order the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate any planned clinical trial of Generx or any other of our product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these products either by us or by our strategic alliance partners.

Raising additional capital may cause dilution of our holdings in our subsidiaries or require our subsidiaries to relinquish certain intellectual property rights.

Angionetics may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, licensing arrangements and grants. To the extent that Angionetics raises additional capital through the sale of equity or convertible debt securities, our existing ownership interest in the subsidiary may be diluted, and the terms may include liquidation or other preferences that adversely affect our rights. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares of our common stock, which could also result in dilution of our existing ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on their ability to incur additional debt, limitations on their ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact their ability to conduct their business. If they raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, they may have to relinquish valuable rights to product candidates, or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause the subsidiaries to curtail certain operational activities, including research and development, regulatory trials, sales and marketing, and manufacturing operations, in order to reduce costs and sustain the business, and would have a material adverse effect on their business and financial condition.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current and future service providers, manufacturers, suppliers, hospitals and other medical facilities, our third party payors, and other partners could be negatively affected by these difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

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

The conversion of our Series A Convertible Preferred Stock will result in substantial dilution to holders of our common stock.

On April 4, 2013 we entered into a securities purchase agreement with an institutional investor to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock for maximum proceeds of $4.0 million. The Series A Convertible Preferred Stock is convertible into shares of our common stock at a current conversion price of $0.6437 per post-split share. In addition, the conversion price is subject to downward adjustment if we issue common stock or common stock equivalents at a price less than the then effective conversion price. In connection with the offering of the Series A Convertible Preferred Stock we granted the investor certain rights of participation in future equity financings. At June 30, 2015, there were 1,176 shares of Series A Convertible Preferred Stock outstanding that are convertible into 1,826,381 shares of common stock. As long as the Series A Convertible Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Series A Convertible Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future. On July 22, 2015, we entered into an Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Ltd. (“Sabby”), the holder of the Company’s 1,176 outstanding shares of Series A Convertible Preferred Stock (the “Preferred Stock”). Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to allow Sabby to exchange shares of Preferred Stock for shares of Taxus Cardium’s Common Stock at an effective price of $0.30 per share. The Agreement grants Taxus Cardium (1) a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time during a 120 day period after the date of the Agreement, and (2) increases the limitation on indebtedness contained in the Certificate of Designation for the Preferred Stock to allow Taxus Cardium to borrow up to $250,000. We entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the effective conversion price changing from $0.64 to $0.30 per share, the 1,176 shares of Series A preferred stock outstanding are convertible to 3,918,667 shares of Taxus Cardium common stock, an additional 2,092,350 compared to before the conversion price change. The issuance of 3,918,667 common shares would increase the common stock outstanding from 12,775,044 shares as of June 30, 2015, to 16,693,711, an increase of 31%. Under the Securities Purchase Agreement dated April 4, 2013, Sabby is limited to hold no more than 10% of the Company’s issued and outstanding common stock at any one time.

Risks Related to Intellectual Property

If the Company and Angionetics do not obtain protection for their respective intellectual property rights, their competitors may be able to take advantage of their research and development efforts to develop competing products.

The success, competitive position and future revenues or our subsidiaries may depend in part on their ability to obtain and maintain patent protection for products, methods, processes and other technologies, to preserve trade secrets, to prevent third parties from infringing on their intellectual proprietary rights and to operate without infringing the proprietary rights of third parties.

The patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include but are not limited to the following:

•	Patents may not be granted from patent applications.
•	Patents that have issued or will issue may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage.
•

Countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

•

Competitors, many of which have substantially greater resources than  and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate their ability to make, use, and sell our potential products either in the United States or in international markets.

•

There may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for treatments that prove successful as a matter of public policy regarding worldwide health concerns.

In addition, the U.S. Patent and Trademark Office and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if our subsidiaries are able to obtain patents, the patents may be substantially narrower than anticipated.

In addition to patents, we also rely on trade secrets and proprietary know-how. Although they take measures to protect this information by entering into confidentiality and inventions agreements with employees, scientific advisors, consultants, and collaborators, we cannot provide any assurances that these agreements will not be breached, that they will be able to protect themselves from the harmful effects of disclosure if they are breached, or that trade secrets will not otherwise become known or be independently discovered by competitors. If any of these events occurs, or our subsidiaries otherwise lose protection for their trade secrets or proprietary know-how, the value of this information may be greatly reduced.

Intellectual property and trade secrets protection are important to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3.1	Certificate of Ownership and Merger as filed with the Delaware Secretary of State On March 14, 2014.	Exhibit 3.1 of our Current report on Form 8-K, filed with the Commission on March 18, 2014.

4.1	Form of Warrant Agreement issued to directors and officers in February 2014.	Exhibit 4.1 of our Form 10-Q, filed with the Commission on May 15, 2014.

4.2	Certificate of Designation of Series A Convertible Preferred Stock of Angionetics Inc.	Exhibit 99.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.1	Strategic Cooperation Agreement dated February 21, 2014 between Cardium Therapeutics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.2	Securities Purchase Agreement dated February 21, 2014 between Cardium Therapeutics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.3	Exchange Redemption Agreement dated July 22, 2015 between the registrant and Sabby Healthcare Volatility Master Fund, Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 23, 2015.

10.4	Share Purchase Agreement dated June 7, 2016 among Taxus Cardium Pharmaceuticals Group Inc., Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.5	Distribution and License Agreement dated June 7, 2016 between Angionetics Inc. and Pineworld Capital Limited.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.6	Services Agreement dated June 6, 2016 between Taxus Cardium Pharmaceuticals Group Inc., Angionetics Inc.	Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.7	Contribution Agreement dated June 6, 2016 between Taxus Cardium Pharmaceuticals Group Inc. and Angionetics Inc.	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

32	Section 1350 Certification	Filed herewith.

101

The following financial statements and footnotes from the Taxus Cardium Pharmaceuticals Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Taxus Cardium Pharmaceuticals Group, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2016

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC.

By:	/s/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard,
Chief Executive Officer (Principal Executive Financial and Accounting Officer)