Form 10-Q
period 2015-09-30
Taxus Cardium Pharmaceuticals Group Inc.
filed 2016-10-27
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33635

TAXUS CARDIUM PHARMACEUTICALS GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0075787
(State of incorporation)	(IRS Employer Identification No.)

11568 Sorrento Valley Rd, Suite #14 San Diego, California 92121	(858) 436-1000
(Address of principal executive offices)	(Registrant’s telephone number)

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

As of October 27, 2016, the registrant had 13,623,544 shares of common stock outstanding.

EXPLANATORY NOTE

Unless the context requires otherwise, all references in this report to the “Company,” “Taxus Cardium,” “Cardium,” “we,” “our,” and “us” refer to Taxus Cardium Pharmaceuticals Group Inc. and, as applicable, our consolidated subsidiaries; Angionetics, Inc. (“Angionetics’), Activation Therapeutics, Inc. (“Activation Therapeutics”) and LifeAgain Insurance Solutions, Inc. (“LifeAgain”).

Based on financial hardship, we were unable to secure the necessary accounting review and audit of our financial statements and suspended filing of our regular quarterly and annual reports following our Quarterly Report on Form 10-Q for the period ended June 30, 2015.  We are filing this Quarterly Report on Form 10-Q for the period ended September 30, 2015.  We are in the process of preparing our Annual Report for the year ended December 31, 2015 and expect to file that report in the fourth quarter 2016.  It is our intention to become current in our reporting obligations under the Securities Exchange Act of 1934, as amended. In the meantime, we have included disclosure concerning our more recent operations in Note 7—Subsequent Events in the footnotes to the condensed consolidated financial statements included with this report.

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

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$18,217	$216,733
Prepaid expenses and other assets	19,828	202,957
Total current assets	38,045	419,690
Property and equipment, net	8,738	16,414
Investments	—	300,000
Other long-term assets	—	9,989
Total assets	$46,783	$746,093
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,621,284	$1,204,302
Accrued liabilities	967,916	535,251
Advances from related party – officer (net)	819,251	688,433
Total current liabilities	3,408,451	2,427,986
Total liabilities	3,408,451	2,427,986
Commitments and contingencies
Stockholders’ deficit:
Subscribed shares issuable – common stock	600,000	—
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 1,116 at September 30, 2015 and 1,176 at December 31, 2014, with liquidation preferences of $1,000	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 12,975,044 at September 30, 2015 and 12,775,044 at December 31, 2014,	1,298	1,278
Additional paid-in capital	110,739,887	109,150,983
Accumulated deficit	(114,702,853)	(110,834,154)
Total stockholders’ deficit	(3,361,668)	(1,681,893)
Total liabilities and stockholders’ deficit	$46,783	$746,093

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses
Research and development	$108,671	$126,788	$486,759	$508,940
Selling, general and administrative	1,081,189	586,414	2,449,745	2,580,009
Total operating expenses	1,189,860	713,202	2,936,504	3,088,949
Loss from operations	(1,189,860)	(713,202)	(2,936,504)	(3,088,949)
Interest expense	(2,106)	(28,600)	(4,490)	(76,267)
Impairment loss on investment	—	(700,000)	(300,000)	(700,000)
Net loss	$(1,191,966)	$(1,441,802)	$(3,240,994)	$(3,865,216)
Deemed dividend on preferred stock	627,705	—	627,705	—
Net loss applicable to common stockholders	$(1,819,671)	$(1,441,802)	$(3,868,699)	$(3,865,216)
Net loss per share – Basic and diluted
Net loss per share – Basic and diluted	$(0.14)	$(0.12)	$(0.30)	$(0.36)
Weighted average common shares outstanding	12,902,549	12,261,971	12,818,232	10,730,928

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(3,240,994)	$(3,865,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,677	10,515
Provision for obsolete inventory	—	75,000
Stock-based compensation	961,218	508,444
Impairment loss on investments	300,000	700,000
Changes in operating assets and liabilities
Prepaid expenses and other assets	183,129	12,312
Other long-term assets	9,989	60,000
Accounts payable	416,982	77,465
Accrued liabilities	432,665	(11,654)
Net cash used in operating activities	(929,334)	(2,433,134)
Cash Flows From Financing Activities
Cash advance from officer	130,818	652,289
Proceeds from subscribed shares issuable – common stock	600,000	—
Net proceeds from sales of preferred and common stock	—	1,829,999
Net cash provided by financing activities	730,818	2,482,288
Net increase (decrease) in cash	(198,516)	49,154
Cash and cash equivalents at beginning of period	216,733	22,489
Cash and cash equivalents at end of period	$18,217	$71,643
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,490	$—
Non-Cash Activity:
Warrants issued in settlement of accounts payable	$—	$3,200

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Liquidity

Organization

Taxus Cardium sp was incorporated in Delaware in December 2003. We are a holding company that operates a medical technologies portfolio of equity-based and potential royalty-driven investments as follows: (1) Angionetics, currently a majority-owned subsidiary focused on the late-stage clinical development and commercialization of Generx®, an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease; (2) Activation Therapeutics a wholly owned subsidiary focused on the development and commercialization of the Excellagen® technology platform, the U.S. Food and Drug Administration (“FDA”)-cleared flowable dermal matrix for advanced wound care that has we believe broad potential applications as a delivery platform for small molecule drugs, proteins and biologics; (3) LifeAgain a wholly-owned subsidiary that has developed, an advanced medical data analytics (ADAPT®) technology platform focused on developing new and innovative products for the life insurance and healthcare sectors; and (4) a minority investment in Healthy Brands Collective, a functional food and nutraceutical company which acquired the Company’s To Go Brands® business.

Formation of Angionetics Inc.

Angionetics, a biotechnology company, incorporated by Taxus Cardium on April 13, 2015, was formed to create a separate company to develop Taxus Cardium’s Generx® cardiovascular gene therapy product candidate and technology platform. Our management team believes that the Generx® platform is undervalued in the current Taxus Cardium capital structure and believes that contributing the Generx® business to a separate entity will increase the opportunities for financing the continued development of Generx® through Phase III clinical trials. Taxus Cardium contributed to Angionetics all of the rights to our Generx® platform technology and will sell shares in Angionetics in order to raise capital based on a valuation of the Generx® platform technology for the purpose of funding the development and commercialization of Generx®. Our management also believes that funding for Generx® as a stand-alone company can be done at better pricing, resulting in less dilution and a “value unlock” for Taxus Cardium shareholders. The Company intends to retain a significant interest in Angionetics and return value to shareholders based on an increased value of its holdings through the independent external market valuation of Angionetics and the Generx® platform technology.

Following the formation of Angionetics, our management team initiated a comprehensive review of the global Generx® regulatory and clinical dossier, and elected to primarily focus on the clinical advancement and registration of Generx® in the United States and China, which we believe to be the most dynamic medical markets in the world for new and novel breakthrough products such as the Generx® product candidate. As a result of this review, Angionetics now plans to focus on the late stage clinical and commercial development of Generx® in key target markets that include the U.S. and China.

LifeAgain Activities

On August 11, 2015, Symetra Financial Corporation (“Symetra”), our financial partner for LifeAgain initial Blue Metric term life insurance program for men with prostate cancer, announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. Following the transaction, Symetra advised the Company that it was discontinuing its partnership with LifeAgain. LifeAgain plans to continue to seek opportunities for the application of medical analytics to commercialize “survivable risk” term life insurance for cancer survivors or others with medical conditions who are currently considered uninsurable based on traditional underwriting standards as well as other forms of survivable risk programs. On April 4, 2015, Taxus Cardium entered into a license agreement with Shenzhen Qianhi Taxus Industry Capital Management Co., Ltd., a company affiliated with Shanxi Taxus Pharamaceuticals Co. Ltd., for the license of LifeAgain’s medical analytics technology to develop and commercialize survivable risk life insurance products in Greater China.

Liquidity and Going Concern

As of September 30, 2015, we had $18,217 in cash and cash equivalents. Our working capital deficit at September 30, 2015 was $3,370,406.

We anticipate that negative cash flow from operations will continue for the foreseeable future. We have yet to generate positive cash flows from operations, and are essentially dependent on equity and debt funding to finance our operations. We do not have any unused credit facilities. As long as any shares of the Company’s Series A Convertible Preferred Stock are outstanding, we have agreed that we will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, or incur any liens other than specified “Permitted Liens”.

Our history of recurring losses, and uncertainties as to whether the Company’s operations will become profitable, raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The condensed consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.   If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the condensed consolidated financial statements.

We intend to secure additional working capital through sales of equity securities and debt to finance our operations, or the sale of certain equity interests in the Company businesses, technology platforms, products or product candidates and licensing agreements covering the marketing and sale of Excellagen and Generx in certain geographic markets and regions.

On April 4, 2015, we entered into a binding term sheet with Shenzhen Qianhai Taxus Industry Capital Management Co., Ltd. (“Shenzhen Qianhai Taxus”), as a lead investor, to purchase an equity stake in Angionetics.  Under the terms of the agreement, Shenzhen Qianhai Taxus agreed to acquire 15% of Angionetics’ outstanding common stock for an aggregate purchase price of $3,000,000, payable in three tranches with the final payment due by May 31, 2015.  Shenzhen Qianhai Taxus paid $600,000, but did not complete the transaction.  See (Note 7)—Subsequent Events below.  The $600,000 investment has been recorded as Subscribed shares issuable – common stock.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained in this report have been prepared in accordance with GAAP for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impacting the financial statements contained in this report include reserve for inventory, which is currently reserved at 100%, valuing options and warrants using option pricing models.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, advances from related party, accounts payable, and accrued liabilities approximate fair value due to the short term maturities of these instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of Taxus Cardium Pharmaceuticals Group, Inc. and its consolidated subsidiaries, Angionetics Inc., Activation Therapeutics, Inc. and LifeAgain Insurance Solutions, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Preferred Stock

We apply the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of our preferred stock. Shares that are subject to mandatory redemption, if any, are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

Research and Development

In accordance with Accounting Standard Codification (“ASC”) Topic 730 “Research and Development”, research and development costs are expensed as incurred. Research and development expenses consist of purchased technology, purchased research and development rights and outside services for research and development activities associated with product development. In accordance with ASC Topic 730, the cost to purchase such technology and research and development rights are required to be charged to expense if there is currently no alternative future use for this technology and, therefore, no separate economic value.

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

The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Common Stock Purchase Warrants

We account for common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of ASC Topic 815 “Derivatives and Hedging”. Based upon the provisions of ASC Topic 815, we classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Earnings (Loss) Per Common Share

We compute earnings (loss) per share, in accordance with ASC Topic 260 “Earnings per Share”, which requires dual presentation of basic and diluted earnings per share.  Basic earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants.  As of September 30, 2015, potentially dilutive securities consist of preferred stock convertible into 3,718,804 shares of common stock and outstanding stock options and warrants to acquire 7,353,848 shares of common stock. As of September 30, 2014, potentially dilutive securities consisted of preferred stock convertible into 1,826,380 shares of common stock and outstanding stock options and warrants to acquire 2,434,936 shares of our common stock. These potentially dilutive securities were not included in the calculation of loss per common share for the nine months ended September 30, 2015 or 2014 because their effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended September 30,
	2015	2014
	(unaudited)
Research and development	$32,551	$—
General and administrative	670,833	1,161
Total stock-based compensation	$703,384	$1,161

	For the Nine Months Ended September 30,
	2015	2014
	(unaudited)
Research and development	$32,551	$51,409
General and administrative	928,667	457,035
Total stock-based compensation	$961,218	$508,444

Investments

We periodically reviews the carrying amount of our investments to determine whether the value is impaired or a write down may be necessary for other than temporary decline in value. During the nine months ended September 30, 2015, we recorded $300,000 in impairment expense related to our investment in Cell-nique (the owner of Healthy Brands Collective) as our management does not anticipate future cash flows from the investment.

Recent Accounting Pronouncements

In March, 2016, the Financial Accounting Standards Board (“FASB”) issued (“ASU”) ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not believe the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating this ASU to determine its impact on our consolidated net income, financial position, cash flows and disclosures.

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

In August 2014, the FASB issued Accounting Standards Update ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to provide guidance on the responsibility of reporting entity management. Specifically, this ASU provides guidance to management related to evaluating whether there is substantial doubt about the reporting entity’s ability to continue as a going concern and about related financial statement note disclosures. The FASB issued this guidance to require management evaluation and potential financial statement disclosures. ASU 2014-15 is effective for financial statements with periods ending after December 15, 2016. We are currently evaluating ASU 2014-15 to determine its impact on our financial position, results of operations or cash flows.

Note 3—Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2015 (unaudited)	December 31, 2014
Payroll and benefits	$634,677	$465,512
Technology fees	187,500	—
Other	145,739	69,739
Total	$967,916	$535,251

Note 4—Advances From Related Party - Officer

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. As of September 30, 2015 and December 31, 2014, $819,251 and $688,433, respectively, in net Company expenses incurred in the ordinary course of business that have been paid by or with cash advanced by the Company’s Chief Executive Officer.

Note 5—Stockholders’ Equity

Preferred Stock

Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Ltd.

On April 4, 2013, we entered into a securities purchase agreement with Sabby Healthcare Volatility Master Fund, Ltd. (“Sabby”) to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock (the “Preferred Stock”) for maximum proceeds of $4.0 million. The Preferred Stock was convertible into shares of our common stock at an initial conversion price of $0.6437 per share. In addition, the conversion price is subject to downward adjustment if we issue common stock or common stock equivalents at a price less than the then effective conversion price.  Sabby is limited to hold no more than 10% of Taxus Cardium’s issued and outstanding common stock at any time.  As long as the Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future.

On July 22, 2015, we entered into an Exchange and Redemption Agreement with Sabby relating to the 1,176 outstanding shares of Preferred Stock that remained outstanding at that time.  Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the conversion price sp of the Preferred Stock to sp $0.30 per share. The Agreement grants Taxus Cardium (1) a right to redeem any or all of the outstanding Preferred Stock for its stated value (approximately $1,000 per share) at any time during a 120 day period after the date of the Agreement, and (2) increases the limitation on certain indebtedness contained in the Certificate of Designation for the Preferred Stock to allow Taxus Cardium to borrow up to $250,000. We entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the effective conversion price changing from $0.64 to $0.30 per share, the 1,176 shares of Preferred Stock outstanding are convertible to 3,918,667 shares of Taxus Cardium common stock, an additional 2,092,350 compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock into 3,718,667 common shares would increase the common stock outstanding from 12,975,044 shares as of September 30, 2015, to 16,693,711, an increase of 29%.  As a result of such holder entering into this modification agreement, the holder received additional incremental shares, with a fair market value at the date of modification, totaling $627,705. This additional value was reflected as a deemed dividend in the statement of operations in arriving at net loss to common shareholders..

This reduction of the conversion price under the Exchange and Redemption Agreement triggered an anti-dilution protection in 3,485,908 previously granted common stock purchase warrants not held by Sabby, resulting in an additional 3,749,692 warrant shares to be granted for a total of 7,235,600 common stock purchase warrants with anti-dilutive provisions outstanding. The exercise price per common share in these warrants remains unchanged as the original common stock purchase warrant, a weighted average price of $0.71.  Stock-based compensation expense of $693,801 related to this anti-dilution provision was recorded during the three months ended September 30, 2015.

Stock Options and Other Equity Compensation Plans

We have an equity incentive plan that was established in 2005 under which 283,058 shares of the Company’s common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

At September 30, 2015, the following shares were outstanding and available for future issuance under the option plan:

Plan	Shares Outstanding	Shares Available for Issuance
2005 Equity Incentive Plan	78,250	204,808

On February 28, 2014, outside of the 2005 Equity Incentive Plan, we issued 1,457,100 common stock warrants to directors, officers and chief medical advisor. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.80 per share, which represented a 57% premium to the closing stock price on the date of issuance. The common stock warrants had a fair value of $0.34 per share and vested immediately.

On March 23, 2015, outside of the 2005 Equity Incentive Plan, we issued 1,125,000 common stock warrants to directors, officers and chief medical advisor. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 216% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.10 per share and vested immediately.

On March 23, 2015, we issued 10,000 non-qualified stock options to directors. The options were approved by our Board of Directors, have a seven year term and an exercise price of $0.19 per share, which equaled the closing stock price on the date of issuance. The stock options had a fair value of $0.14 per share.

On May 1, 2015, outside of the 2005 Equity Incentive Plan, we issued 550,000 common stock warrants to directors and employees. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 20% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.37 per share and 300,000 vested immediately. 250,000 warrants have a 1 year cliff vesting.

On May 8, 2015, outside of the 2005 Equity Incentive Plan, we issued 100,000 common stock warrants to a consultant. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 33% premium to the closing stock price on the date of issuance.  The commons stock warrants had a fair value of $0.41 per share.  40,000 warrants vested immediately, and the remaining 60,000 warrants vested over three quarters. On August 4, 2015, the consulting agreement was terminated and the remaining 60,000 unvested warrants cancelled per the terms of the consulting agreement and the common stock purchase warrant.

The following is a summary of stock option and warrant activity under the 2005 Equity Incentive Plan as well as the warrants issued outside of the plan to employees and consultants, during the nine months ended September 30, 2015:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2014	1,914,906	$2.44	8.74
Granted	5,534,692	0.67	9.10
Cancelled (unvested)	(60,000)	0.60	—
Expired (vested)	(35,750)	$24.11	—
Balance outstanding, September 30, 2015	7,353,848	$1.02	8.85
Balance exercisable, September 30, 2015	7,093,841	$1.04	8.83

As of September 30, 2015, the Company had $50,732 of unvested stock-based compensation at fair value remaining to be expensed.

As of September 30, 2015, there was no intrinsic value to the outstanding and exercisable options and warrants as their exercise price exceeded the market price of our common stock.

The 2005 Equity Incentive Plan expired on October 20, 2015, ten years after its adoption, and we are no longer able to issue share or awards under that plan. All options or other awards issued under the 2005 Equity Incentive plan prior to its expiration remain outstanding in accordance with their terms.

Warrants

In addition to the warrants that we have issued as a form of compensation above, we have issued wattants to investors in connection with certain financing transactions.  The following table summarizes outstanding warrants as of September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2014	873,336	$17.79	1.06
Warrants expired	(156,586)	26.07
Balance outstanding, September 30, 2015	716,750	$15.98	0.47
Warrants exercisable at September 30, 2015	716,750	$15.98	0.47

As of September 30, 2015, there was no intrinsic value to the outstanding and exercisable warrants as their exercise price exceeded the market value of our common stock.

Note 6—Commitments and Contingencies

In the course of our business, we are routinely involved in proceedings such as disputes involving goods or services provided by various third parties, which we do not consider likely to be material to the technology we develop or license, or the products we develop for commercialization, but which can result in costs and diversions of resources to pursue and resolve.  In October 2014, we received a complaint filed by BioRASI LLC (“BioRASI”) in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. We are defending the action and have filed counterclaims.  Although at September 30, 2015, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

Note 7—Subsequent Events

We have evaluated events that occurred subsequent to September 30, 2015 and through the date the condensed consolidated financial statements were issued.

Angionetics Formation

On June 6, 2016, Taxus Cardium entered into a contribution agreement with Angionetics, pursuant to which Taxus Cardium contributed all of the assets and certain related liabilities related to the Generx® product candidate to Angionetics. In consideration of the contribution, Angionetics agreed to pay to Taxus Cardium a $2,000,000 technology fee, payable upon the earlier of a qualified initial public offering of Angionetics capital stock or a change in control of Angionetics. The contribution agreement also provides certain restrictions and registration rights related to Taxus Cardium’s holding in Angionetics capital stock. Taxus Cardium agreed to a twelve-month lock up on its shares of Angionetics following any qualified initial public offering of Angionetics common stock. Angionetics also granted Taxus Cardium piggyback registration rights, subject to certain cutbacks, for so long as Taxus Cardium continues to hold more than 9.99% of Angionetics’ outstanding capital stock. The contribution agreement contains mutual covenants regarding the protection of confidential non-public information shared between each entity. Finally, the contribution agreement provides for cross-indemnification where Taxus Cardium will indemnify Angionetics for any claims arising out of the operation of its business (excluding Generx and its related assets and liabilities), and Angionetics will indemnify Taxus Cardium for any claims arising out of the operation of its business.

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

Schering AG Technology Transfer Agreement

We are party to a Technology Transfer Agreement between Schering AG (now Bayer Pharma AG), Berlex, Inc. (now Bayer Healthcare Pharmaceuticals Inc), Collateral Therapeutics, Inc., and Taxus Cardium which covers the transfer or license of certain assets and technology, including patents relating to (i) methods of gene therapy for the treatment of cardiovascular disease (including methods for the delivery of genes to the heart or vasculature and the use of angiogenic and/or non-angiogenic genes for the potential treatment of diseases of the heart or vasculature); (ii) therapeutic genes that include fibroblast growth factors (including FGF-4); insulin-like growth factors (including IGF-I); and potentially other related biologics; and (3) other technology and know-how, including manufacturing and formulation technology, as well as data relating to the clinical development of Generx and corresponding FDA regulatory matters. Under this agreement, we paid Schering AG a $4.0 million upfront fee and, as the current holder of the license rights, are obligated to make a $10 million milestone payment upon the first commercial sale of each product using the licensed technology.

On May 4, 2016, Bayer Pharma AG agreed to the transfer of the Technology Transfer Agreement from Taxus Cardium to Angionetics.  Accordingly, Angionetics has assumed the obligation for any milestone payment required to be paid to Bayer Pharma AG.  Under the terms of the Technology Transfer Agreement, Angionetics also may be obligated to pay the following royalties to Bayer Pharma AG: (i) 5% on net sales following a first commercial sale of an FGF-4 based product in the United States, Europe, or Japan, or (ii) 4% on net sales of other products developed based on technology transferred by Bayer Pharma AG (as successor to Schering AG) following a first commercial sale in the United States, Europe, or Japan, and (iii) a royalty of 2.5% (for FGF-4 based technology) or 2% (for other products) in territories where the product would not infringe the patents licensed by Bayer Pharma AG (as successor to Schering AG).  Angionetics will also be obligated to reimburse Bayer Pharma AGfor patent expenses, including the expenses of any interference or other proceedings, accrued on or after April 1, 2005 in connection with the transferred technologies.  To date there have been no sales or payments under this agreement.

Huapont Life Sciences Angionetics Financing Agreement

On June 7, 2016, Taxus Cardium and Angionetics entered into a Share Purchase Agreement with Pineworld Capital Limited an entity affiliated with Huapont Life Sciences Co. Ltd, a China-based pharmaceutical, and active pharmaceutical ingredient company (“Huapont”).  Huapont is focused on the research and development of new and innovative healthcare products, and the manufacture, marketing and sale of leading pharmaceutical products, active pharmaceutical ingredients (known as APIs) and a portfolio of safe and effective agricultural herbicides (including NC16, NC34, NC36, NC125, NC201) serving the agricultural business throughout the U.S. and South American markets. Huapont’s pharmaceutical business includes dermatology products, cardiovascular products, anti-tuberculosis agents, autoimmune-related products and oncology-related products. Huapont’s API business involves the production and sale of bulk pharmaceutical chemicals, pharmaceutical intermediates and preparations of Western medicines, with current annual revenues of approximately $1.1 billion, and approximately 7,100 employees operating throughout mainland China. Huapont is listed on the Shenzhen Stock Exchange (002004.SZ) and trades at a current market capitalization of approximately $3.0 billion.

Pursuant to the Share Purchase Agreement, Angionetics agreed to sell 600,000, shares of its newly authorized Series A Convertible Preferred Stock (the “Shares”) to the Huapont affiliate in exchange for $3,000,000 in cash.  The Shares represent an initial 15% equity interest in Angionetics, resulting in a post-money valuation of $20.0 million for Angionetics, subject to certain anti-dilution protection described below.

The investment from the Huapont affiliate was to be made in two tranches. The closing of the initial tranche of 200,000 Shares for $1,000,000 occurred on July 5, 2016. The closing of the second tranche of 400,000 Shares for $2,000,000 was conditioned upon Angionetics securing FDA clearance to initiate a new U.S.-based Phase 3 clinical study (the AFFIRM study) to evaluate the safety and definitive efficacy of the  Generx® [Ad5FGF-4] product candidate for the treatment of patients with ischemic heart disease and refractory angina.  On September 28, 2016, following FDA clearance of the Phase 3 AFFIRM study, Angionetics received $2,000,000 from the closing of the second tranche.   Angionetics will require additional capital to complete the Phase 3 AFFIRM study, which it expects to secure through the sale of additional equity or debt securities. There are no agreements or arrangement for any additional financing in place at this time.

The Angionetics Shares have the following rights, privileges and preferences:

•	Dividends. Holders of the Shares are entitled to receive dividends as, when and if declared by the Angionetics board of directors on the Angionetics common stock, on an as-converted basis.
•

Liquidation.  In the event of a liquidation of Angionetics, including a change of control transaction, holders of sp the Shares are entitled to be paid an amount equal to their investment amount before any payment is made to Taxus Cardium or any other holders of Angionetics common stock.

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

The Huapont financing replaced the prior April 4, 2015 term sheet with Shenzhen Qianhai Taxus, whereby Taxus Cardium proposed to sell Shenzhen Qianhai Taxus 600,000 shares of Angionetics common stock in exchange for $3.0 million in cash.   The $3.0 million was to be paid in tranches that were to be completed by May 31, 2015. Shenzhen Qianhai Taxus paid $600,000 of the purchase price, but did not complete the investment.   The $600,000 payment has been recorded as Subscribed shares issuable – common stock.  This contribution is committed and not refundable to Shenzhen Qianhai Taxus.

Generx License Agreement in Mainland China

On June 7, 2016, Angionetics entered into a Distribution and License Agreement with an entity affiliated with Huapont. Under the terms of the agreement the Huapont affiliated entity has been granted an exclusive license to clinically develop, manufacture, market and sell the Generx® [Ad5FGF-4] angiogenic gene therapy product candidate in mainland China.

Angionetics will be responsible for conducting the planned U.S.-based Phase 3 clinical program.  Working in cooperation with researchers at Angionetics, Huapont’s affiliated entity has agreed to use commercially reasonable efforts to conduct clinical trials, make regulatory filings and take such other actions as may be necessary to commercialize Generx® in mainland China. Huapont’s affiliated entity will assume the costs associated with the commercial development of Generx® in mainland China.

The Distribution and License Agreement provides for the Huapont affiliate to make quarterly royalty payments to Angionetics at a rate of 10% of net sales of Generx® products in mainland China, reducing to a 5% royalty based on the volume of annual sales. The royalty payments commence on the first commercial sale and expire on the earlier of the termination of any patent or regulatory exclusivity in China or fifteen years after the first commercial sale. The term of the agreement continues (unless terminated for breach) until Huapont’s affiliate has no remaining payment obligations to Angionetics. Upon expiration (but not an earlier termination) Huapont’s affiliate shall have a perpetual, non-exclusive, fully paid-up, and royalty free license to Generx® in mainland China.

FDA Approval of Phase 3 Clinical Trial for Generx

On December 18, 2015, pursuant to Section 505(i) of the U.S. Federal Food, Drug and Cosmetic Act, Angionetics submitted a request to the FDA Center for Biologics Evaluation and Research requesting transfer of sponsorship for the Generx Investigational New Drug (IND) application to Angionetics.  Transfer of sponsorship was acknowledged by the FDA on January 5, 2016.  Additionally, the FDA acknowledged Angionetics’ U.S. activation of the Ad5FGF-4 (Generx) Investigational New Drug Application (IND) pursuant to Section 505(i) of the Federal Food, Drug and Cosmetic Act. Consequently, the previously granted FDA “Fast Track” designation for the Generx development program continues forward.  In addition, Angionetics submitted for FDA clearance a new U.S.-based Phase 3 clinical study protocol (the “AFFIRM” study) to evaluate the further safety and definitive efficacy of Generx [Ad5FGF-4] for men and women with advanced ischemic heart disease and refractory angina.

On September 9, 2016, the U.S. FDA Center for Biologics Evaluation and Research (CBER) cleared Angionetics’ AFFIRM Phase 3 clinical study protocol, thus allowing Angionetics to proceed with late-stage clinical evaluation of Generx.  The AFFIRM study patient population and trial design are based on Ad5FGF-4 responder data from the four prior FDA-cleared clinical studies.  The primary efficacy endpoint is improvement in exercise treadmill test (ETT) duration in Generx-treated patients compared to a placebo control group.  Enrolled patients must have refractory angina, documented clinical evidence of myocardial ischemia, clinically significant limitation of physical activity due to angina, and angina-limited ETT duration of 3-7 minutes.

Status of Term Sheet with Dr. Reddy’s and Russian Generx Clinical Development Program

Following the formation of Angionetics, our management team initiated a comprehensive review of Taxus Cardium’s global Generx regulatory and clinical dossier, and elected to primarily focus on the clinical advancement and registration of Generx in the United States and China, which we believe to be the most dynamic medical markets in the world for new and novel breakthrough products such as the Generx product candidate. As a result of this review, on July 13, 2016 the Company notified Dr. Reddy’s of its plan to discontinue its planned Generx development in the Russian Federation and other countries set forth in the term sheet and now plans to focus on the late stage clinical and commercial development of Generx in key target markets that include the U.S. and China. Consequently, the commercialization opportunity with Dr. Reddy’s Laboratories, previously reported by Taxus Cardium, will not be advanced to a definitive agreement.

Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Ltd.

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at the time. Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to reduce the conversion price at which Sabby can convert shares of Preferred Stock to common shares to an effective price of $0.18 per share. The Exchange and Redemption Agreement grants Taxus Cardium a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time after the date of the Agreement until November 29, 2016.  We entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Preferred Stock outstanding are convertible to 5,554,667 shares of Taxus Cardium common stock, an additional 2,221,867 compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock of 946 shares as of October 27, 2016 into 5,254,444 common shares would increase the common stock outstanding from 13,623,544 shares as of October 27, 2016, to 18,877,988, an increase of 39%.The reduction in the conversion price under the Exchange and Redemption Agreement triggered an anti-dilution protection in 7,235,600 previously granted common stock purchase warrants not held by Sabby, resulting in an additional 4,823,733 warrant shares to be granted for a total of 12,059,333 common stock purchase warrant with anti-dilutive provisions outstanding. The exercise price per common share in these warrants remains unchanged as the original common stock purchase warrant, a weighted average price of $0.71.

Outstanding Capital Stock, Stock Options, and Warrants

As of October 27, 2016, there were 13,623,544 shares of common stock issued and outstanding. There were 945.80 issued and outstanding shares of Series A Convertible Preferred Shares which are now convertible into 5,254,444 shares of common stock. In addition, there are 78,250 shares of common stock issuable upon the exercise of stock options which were awarded under the 2005 Equity Incentive Plan, which have a weighted average exercise price of $30.25 per share. As of October 27, 2016, there are 12,099,333 shares of common stock issuable upon the exercise of outstanding warrants which have an average exercise price of $0.71 per share for a total conversion price of $8,554,800, these warrants may also be redeemed through a cashless exercise whereby the warrant holder surrenders the required number of warrants needed to exercise the remaining warrants.

Office Lease

On June 23, 2016, we entered into a thirty-eight month lease agreement to lease office space commencing on September 30, 2016.  The approximate base monthly rent in the first, second and third years is $3,500, $3,700, and $3,800 respectively. The base monthly rent in the final two months of the agreement is $3,900. The total base rent over the lease term equals $139,800.

Related Party Transactions

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. As of September 30, 2016, $1,063,865 in net Company expenses incurred in the ordinary course of business have been paid by or with cash advanced by the Company’s Chief Executive Officer. This amount that has been advanced by the Chief Executive Officer is non-interest bearing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three month and the nine month periods ended September 30, 2015. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2014 (our “2014 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Taxus Cardium was incorporated in Delaware in December 2003. We are a holding company that operates a medical technologies portfolio of equity-based and potential royalty-driven investments as follows: (1) Angionetics, currently a majority-owned subsidiary focused on the late-stage clinical development and commercialization of Generx®, an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease; (2) Activation Therapeutics, Inc. a wholly owned subsidiary focused on the development and commercialization of the Excellagen® technology platform, an FDA-cleared flowable dermal matrix for advanced wound care that we believe has broad potential applications as a delivery platform for small molecule drugs, proteins and biologics; (3) LifeAgain a wholly-owned subsidiary that has developed, an advanced medical data analytics (ADAPT®) technology platform focused on developing new and innovative products for the life insurance and healthcare sectors; and (4) a minority investment in Healthy Brands Collective, a functional food and nutraceutical company which acquired the Company’s To Go Brands® business.

Our history of recurring losses, and uncertainties as to whether our operations will become profitable, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.  We have yet to generate positive cash flows from operations, and are essentially dependent on debt and equity funding to finance our operations.

Business Strategy

We are currently focused on achieving key milestones with the potential to offer significant valuation inflection points of our core medical technology assets, while evaluating options for sales or other monetizations of our non-core investments. The key elements of our current business strategy include:

•

Support Angionetics in the development and commercialization of Generx, an angiogenic, gene-based bio-therapeutic for the treatment of almost 1.0 million patients in the U.S. who have late-stage coronary artery disease and refractory angina and other ischemic heart disorders and medical conditions, including support in the funding and operation of the AFFIRM U.S.-based Phase 3 clinical trial.

•

Strategically partner and monetize or sell Activation Therapeutics’ FDA-cleared pharmaceutically formulated collagen commercial wound care product Excellagen, for selected U.S.-based vertical market channels and leverage Excellagen’s advanced regenerative medicine delivery platform by identifying innovative product extensions for tissue regeneration based on stem cells (including exosomes), biologics, peptides and/or small molecule drugs for future development and commercialization with one or more strategic partners;

•

Monetize our equity stake in Healthy Brands Collective investment. We acquired this investment through the sale of our To Go Brands health sciences business through an asset exchange for a preferred equity position in Healthy Brands Collective;

•

Identify a new insurance partner and seek opportunities for the application LifeAgain’s Medical analytics to commercialize “Survivable risk” term life insurance for cancer survivors or others with medical conditions who are currently considered uninsurable based on traditional under writing standards as well as other forms of survivable risk programs.

•

With the successful monetization of current business interests we plan to redeploy capital strategically to acquire and develop new and innovative medicine product candidates and create shareholder value.

Recent highlights of our operating activities include the following:

Angionetics Inc. & Generx [Ad5FGF-4] Product Candidate

Angionetics, a biotechnology company, incorporated by Taxus Cardium on April 13, 2015, was formed to create a separate company to develop Taxus Cardium’s Generx® cardiovascular gene therapy technology platform. Our management team believes that the Generx® platform is undervalued in the current Taxus Cardium capital structure and believes that contributing the Generx® business to a separate entity will increase the opportunities for financing the continued development of Generx® through Phase III clinical trials.  Our management also believes that funding for Generx as a stand-alone company can be done at better pricing, resulting in less dilution and a “value unlock” for Taxus Cardum shareholders.  Taxus Cardium contributed to Angionetics all of the rights to our Generx platform technology and will sell shares in Angionetics in order to raise capital based on a valuation of the Generx platform technology for the purpose of funding the development and commercialization of Generx. The Company intends to retain a significant minority interest in Angionetics and return value to shareholders based on an increased value of its holdings through the independent external market valuation of Angionetics and the Generx platform technology.

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

Generx addresses an unmet medical need for patients with refractory angina who are no longer responsive to maximally tolerated medical therapy, and are not candidates for, and would receive no prophylactic therapeutic benefit from, percutaneous coronary intervention or coronary artery bypass surgery. Refractory angina patients with stress-induced ischemia are considered most likely to benefit from Ad5FGF-4 angiogenic therapy.

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

On January 5, 2016, after the period covered by this report, the FDA Center for Biologics Evaluation and Research has accepted and designated Angionetics Inc. as the sponsor, and acknowledged Angionetics’ U.S. activation of the Ad5FGF-4 (Generx) Investigational New Drug Application (IND) pursuant to Section 505(i) of the Federal Food, Drug and Cosmetic Act. The previously granted FDA “Fast Track” designation for the Generx development program continues forward.  In addition, Angionetics submitted, for FDA clearance, a new U.S.-based Phase 3 clinical study protocol (the “AFFIRM” study) to evaluate the further safety and definitive efficacy of Generx [Ad5FGF-4] for men and women with advanced ischemic heart disease and refractory angina.

Angionetics has submitted the planned Generx [Ad5FGF-4] Phase 3 AFFIRM clinical study protocol to the FDA as well as updates to all key elements of the Generx IND. The submission included an updated Investigator’s Brochure and a summary of clinical efficacy and safety data from the four FDA cleared, U.S. and international clinical studies. The clinical data, including patient subset analyses, were used as the basis for the AFFIRM study design and target patient population. The updated long-term safety data totaled over 2,500 patient years, and represented the completed safety dataset for the prior clinical studies. A detailed review of product manufacturing procedures, testing strategies and up-to-date stability data were also provided to the FDA.

The new U.S.-focused AFFIRM clinical study protocol, as submitted to the FDA, incorporates important research innovations that include: (1) enhanced cardiac delivery procedures utilizing standard balloon catheters, supported by research showing that transient ischemia may enhance gene transfer to heart cells; and (2) a more comprehensively characterized target patient population based on Ad5FGF-4 responder data from the four FDA cleared clinical studies. The study patient population includes patients with refractory angina (no longer responsive to anti-anginal medications and not a candidate for CABG or PCI), and documented clinical evidence of myocardial ischemia within the past 6 months. Patients must have clinically significant limitation of physical activity due to angina (CCS Class 3 or 4) and angina-limited baseline exercise treadmill test (ETT) duration of 3-7 minutes. The proposed primary efficacy endpoint will be improvement in ETT duration in Generx®-treated patients compared to a placebo control group. Secondary efficacy endpoints include change in CCS angina class, change in weekly angina frequency and nitroglycerin usage, and change in quality of life, assessed using the Seattle Angina Questionnaire (SAQ).

On September 9, 2016, after the period covered by this report, the U.S. FDA Center for Biologics Evaluation and Research (CBER) cleared Angionetics’ AFFIRM Phase 3 clinical study protocol, thus allowing Angionetics to proceed with late-stage clinical evaluation of Generx.  The AFFIRM study patient population and trial design are based on Ad5FGF-4 responder data from the four prior FDA-cleared clinical studies.  The primary objective of the AFFIRM study is to evaluate the effect of a one-time intracoronary infusion of Ad5FGF-4 on the change from baseline to Month 6 in Exercise Tolerance Test (ETT) duration using the Modified Bruce Protocol, with exercise duration limited by angina “grade 3” (patient feels chest pain that has increased to the point that he/she would stop activity and take nitroglycerin).  The patient population consists of individuals with refractory angina (CCS Class III or IV), inducible ischemia on stress testing,  who are no longer responsive to maximally tolerated medical therapy for angina, who are not candidates for standard interventions (coronary artery bypass surgery and percutaneous coronary intervention), and who have baseline ETT duration of 3-7 minutes. The primary efficacy endpoint is improvement in exercise treadmill test (ETT) duration in Generx-treated patients compared to a placebo control group.

Activation Therapeutics Inc. & Excellagen Dermal Matrix FDA-Cleared Product

Activation Therapeutics Inc., is a wholly-owned subsidiary established to hold and manage the Company’s assets  related to the Excellagen® product and technology platform. We are seeking to monetize Excellagen through the sale of the technology and business unit or obtain strategic partners to support our future internal clinical and commercial development of Excellagen and the Excellagen Technology platform.

Excellagen® Dermal Wound Matrix: Excellagen is an FDA-cleared, pharmaceutically-formulated acellular biological modulator that has been engineered to activate and promote wound healing through the growth of granulation tissue in chronic non-healing diabetic foot, pressure and venous ulcers, as well as other dermal wounds (including traumatic and surgical wounds). We believe that Excellagen is a cost-effective, easy to use professional product that has now been classified for reimbursement purposes by the U.S. Centers for Medicare and Medicaid Services as a unique “skin substitute”- a designation which is consistent with other forms of skin substitutes including living skin equivalents Dermagraft ® and Apligraf ® and human dermal and amnion placental tissue-based products including Graftjacket ® and EpiFix ®.

Excellagen is a flowable homogenate of pharmaceutically formulated, highly purified bovine dermal collagen (Type I) in its native 3-dimensional fibrillar configuration. Excellagen® dermal wound matrix was cleared by FDA via the 510(k) pathway on October 3, 2011 (K110318) for the treatment of chronic dermal wounds including partial and full thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-Moh's surgery, post-laser surgery, podiatric, wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. Excellagen formulated collagen also represents a unique platform technology for the delivery of biologics for use in regenerative medicine applications. Prior research by Taxus Cardium and its collaborators has demonstrated biocompatibility and functionality of viral-based gene therapies and stem cell biologics when delivered in Excellagen. In addition to DNA- and stem cell-based biologics, Excellagen provides a potential enabling delivery platform for numerous therapeutic product classes, including small molecule drugs, peptides and anti-microbials.

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

We are now seeking to monetize Excellagen through sale of the technology and business unit or obtain strategic partners to market and sell Excellagen in the United States and elsewhere through multiple marketing channels. We have been in discussions with parties expressing interest in purchasing the business, however, as of the date of this report such discussions have not resulted in a completed monetization or strategic partnering transaction. We cannot guarantee that it will accept an offer to purchase the Excellagen business or that any such bona fide offer will be made on acceptable terms and conditions. Without a strategic partner, we do not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen and have deferred the pursuit of CE mark certification for Excellagen.

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

In addition, exosomes are key secretory products of mesenchymal stem cells (MSC), and recently published preclinical research studies have demonstrated that MSC-derived exosomes can stimulate proliferation and migration of dermal fibroblasts, enhance angiogenesis, and accelerate wound healing in a diabetic mouse model.  We believe that Excellagen could be a valuable delivery platform for exosomes in wound healing applications, by facilitating delivery and potentially augmenting the biological response to exosomes.

Based on this new and exciting field of research, in connection with (1) a strategic partnering transaction to market and sell Excellagen in the U.S., or (2) the sale of the Excellagen business unit (Activation Therapeutics), we currently plan to retain the exclusive rights to develop, market and sell an advanced biologic product extension utilizing Excellagen as a delivery platform for exosomes (Excellazome), to stimulate and augment wound healing beyond levels already observed with our Excellagen dermal matrix product.

Advancing the Excellazome biologic product concept to clinical and commercial readiness will require additional process engineering by exosome manufacturers to establish reproducible and scalable procedures that generate well-characterized end products that meet current Good Manufacturing Practices (cGMP) quality standards.

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

On August 11, 2015, Symetra Financial Corporation, our financial partner for LifeAgain initial product offering Blue Metric term life insurance program for men with prostate cancer, announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. Following the transaction, Symetra advised the Company that it was discontinuing its partnership with LifeAgain.  As a result, we are not currently offering the Blue Metric term life product.

LifeAgain plans to continue to seek opportunities for the application of medical analytics to commercialize “survivable risk” term life insurance for cancer survivors or others with medical conditions who are currently considered uninsurable based on traditional underwriting standards as well as other forms of survivable risk programs.

To Go Brands and Health Brands Collective.

On November 15, 2013, we sold the assets of our To Go Brands subsidiary to Healthy Brands Collective® in exchange for an equity stake in Healthy Brands preferred stock which convertible into common stock representing approximately 4% of their fully-diluted common stock, and the assumption of approximately $300,000 of liabilities.  Healthy Brands Collective® is a private company that has acquired a portfolio of eight independent brand product platforms (prior to To Go Brands) including Cell-nique®, Cherrybrook Kitchen®, Yumnuts®, Living Harvest/Tempt®, Bites of Bliss®, High Country Kombucha® drinks and Organics European Gourmet Bakery™ (formerly Dr. Oetker) natural and organic baking mixes.

At the time of the transaction Healthy Brands Collective, had announced plans for an initial public offering.  Healthy Brands Collective has not completed any liquidity event.  During the nine months ended September 30, 2015, we recorded $300,000 in impairment expense related to this investment.  We are looking for opportunities to monetize our investment in Cell-nique, but do not have any arrangements or agreements in place at this time.

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 1 in this report have been prepared in accordance with GAAP. The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes.

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

We record reserves for inventories that are obsolete or exceed anticipated demand or carried at an amount that exceeds market. In establishing such reserves, management considers historical sales of identical and/or similar goods, product development plans and expected market demand.

We calculate the value of equity compensation expense associated with the issuance of warrants and stock options using the Black-Scholes Option Model. Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of a number of subjective assumptions including the expected stock volatility, the risk–free interest rate, the options expected life, the dividend yield on the underlying stock. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If actual forfeiture rate is materially different from the estimates, the equity–based compensation could be significantly different from what the Company has recorded in the current period. If we were to undervalue our derivative liabilities or stock–based compensation expense we would understate the expense recognized in our consolidated statements of operation. Conversely if we were to overvalue our warrant and stock–based compensation expenses we would overstate the expense recognized in our consolidated statements of operations.

Our other significant accounting policies are described in the notes to our financial statements.

Results of Operations

For the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Research and development expenses for the three months ended September 30, 2015 were $108,671 compared to $126,788 for the same period in 2014. The decrease of $18,117 was the result of a $25,000 increase in technology fees, a $32,551 increase in stock-based compensation expense offset by decreased costs of $ 29,862 related to production costs, a $42,750 decrease in personnel related costs and a $3,056 decrease in other research and development related costs.

Selling, general and administrative expenses for the three months ended September 30, 2015 were $1,081,189 compared to $586,414 for the same period in 2014. The increase of $494,775 was the result of a $669,672 increase in stock-based compensation offset by a $64,156 overall reduction in personnel and related costs, a $37,500 reduction in director fees, a $31,230 reduction in liability insurance related expenses, a $25,325 reduction of investor relations expenses and a $16,686 reduction of other selling, general and administration related expenses.

Interest expense for the three months ended September 30, 2015 was $2,106 compared to $28,600 for the same period in 2014. The decrease of $26,494 was the result of no interest expense charged on related party advances in 2015.

Net loss for the three months ended September 30, 2015 was $1,191,966 (including $703,384 of stock-based compensation) compared to a net loss of $1,441,802 (including $1,161of stock-based compensation) for the same period of 2014. The decrease of $249,836 in net loss was primarily a result of the change in operating and interest expenses described above offset by the $700,000 decrease in impairment loss on investment.

For the Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

Research and development expenses for the nine months ended September 30, 2015 were $486,759 compared to $508,940 for the same period in 2014. The decrease of $22,181 was the result of a $180,680 reduction in personnel costs and related stock-based compensation, decreased costs of $129,085 related to clinical studies, outside consulting and production costs, a $10,465 reduction in other related research and development costs offset by a $50,000 increase in technology license fees, and a $248,049 increase in production and storage fees.

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $2,449,745 compared to $2,580,009 for the same period in 2014. The decrease of $130,264 was the result a $460,371 reduction in personnel and related costs, and a $338,183 reduction of other selling, general and administrative expenses.  Offsetting the reduction in expense were a $471,632 increase in stock-based compensation expense and an increase of $196,658 in professional services.

Interest expense for the nine months ended September 30, 2015 was $4,490 compared to $76,267 for the same period in 2014. The decrease of $71,777 was the result of no interest expense being charged on related party advances in 2015.

Net loss for the nine months ended September 30, 2015 was $3,240,994 (including $961,219 of stock-based compensation) compared to a net loss of $3,865,216 (including $508,444 of stock-based compensation) for the same period of 2014. The decrease in net loss was primarily a result of the decrease in operating and interest expenses described above and decrease of impairment loss on investment of $400,000.

Liquidity and Capital Resources

As of September 30, 2015, we had $18,217 in cash and cash equivalents. Our working capital deficit at September 30, 2015 was $3,370,406.

Net cash used in operating activities was $929,334 for the nine months ended September 30, 2015 compared to $2,433,134 for the nine months ended September 30, 2014. The decrease of $1,503,800 in net cash used in operating activities was due primarily to changes in operating assets and liabilities and non-cash expenses such as stock-based compensation.

We had no net cash used in investing activities for the nine months ended September 30, 2015 and 2014. At September 30, 2015 we did not have any significant capital expenditure requirements.

Net cash provided by financing activities was $730,818 for the nine months ended September 30, 2015 compared to $2,482,288 for the same period in 2014. For the nine month period ending September 30, 2015 the $600,000 net cash received from financing activities were payments from Shenzhen Qianhai Taxus Industry Capital Management Co. for an equity stake in either the Company or Angionetics and $130,818 net cash advances received from our Chief Executive Officer to cover ordinary Company expenses. For the nine month period ended September 30, 2014 net cash from financing activities was the result of two tranches of a common stock equity financing with Shanxi Taxus Pharamaceuticals Co. Ltd. The Company sold 3,045,104 shares of common stock for aggregate proceeds, net of issuance costs, of $1,829,999.  In addition we received $652,289 of cash advanced from our Chief Executive Officer to cover ordinary Company expenses.

We anticipate that negative cash flows from operations will continue for the foreseeable future.  We do not have any unused credit facilities.  We intend to secure additional working capital through sales of additional equity and debt securities to finance our operations.  As long as any shares of our Preferred Stock are outstanding, we have agreed that we will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, or incur any liens other than specified “Permitted Liens”.

Our principal business objectives are to advance the independent monetization and funding activities of our core products and technologies, with our Angionetics Inc. subsidiary being focused on the Generx® angiogenic gene therapy product candidate, and our Activation Therapeutics subsidiary being focused on the Excellagen® FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics, and/or to complete alterative corporate transactions. If we fail to conclude such transaction in a timely manner or alternatively fail to generate sufficient cash from financing activities, we will not generate sufficient cash flows to cover our operating expenses.

On June 7, 2016, after the period covered by this report, Taxus Cardium and Angionetics entered into a Share Purchase Agreement with Pineworld Capital Limited an entity affiliated with Huapont Life Sciences Co. Ltd. a China-based pharmaceutical, and active pharmaceutical ingredient company (“Huapont”).  Huapont is focused on the research and development of new and innovative healthcare products, and the manufacture, marketing and sale of leading pharmaceutical products, active pharmaceutical ingredients (known as APIs) and a portfolio of safe and effective agricultural herbicides (including NC16, NC34, NC36, NC125, NC201) serving the agricultural business throughout the U.S. and South American markets. Huapont’s pharmaceutical business includes dermatology products, cardiovascular products, anti-tuberculosis agents, autoimmune-related products and oncology-related products. Huapont’s API business involves the production and sale of bulk pharmaceutical chemicals, pharmaceutical intermediates and preparations of Western medicines, with current annual revenues of approximately $1.1 billion, and approximately 7,100 employees operating throughout Mainland China. Huapont is listed on the Shenzhen Stock Exchange (002004.SZ) and trades at a current market capitalization of approximately $3.0 billion.

Pursuant to the Share Purchase Agreement, Angionetics agreed to sell 600,000 shares of its newly authorized Series A Convertible Preferred Stock (the “Shares”) to the Huapont affiliate in exchange for $3,000,000 in cash. The Shares represent an initial 15% equity interest in Angionetics, resulting in a post-money valuation of $20.0 million for Angionetics, subject to certain anti-dilution protection described below.

The investment from the Huapont affiliate was to be made in two tranches. The closing of the initial tranche of 200,000 Shares for $1,000,000 occurred on July 5, 2016. The closing of the second tranche of 400,000 Shares for $2,000,000 was conditioned upon Angionetics securing FDA clearance to initiate a new U.S.-based Phase 3 clinical study (the AFFIRM study) to evaluate the safety and definitive efficacy of the  Generx® [Ad5FGF-4] product candidate for the treatment of patients with ischemic heart disease and refractory angina.  On September 28, 2016, following FDA clearance of the Phase 3 AFFIRM study, Angionetics received $2,000,000 from the closing of the second tranche.  Angionetics will require additional capital to complete the Phase 3 AFFIRM study, which it expects to secure through the sale of additional equity or debt securities. There are no agreements or arrangement for any additional financing in place at this time.

Our history of recurring losses, and uncertainties as to whether our operations will become profitable, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.  We have yet to generate positive cash flows from operations, and are essentially dependent on debt and equity funding to finance our operations.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (i) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (ii) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our Chief Executive Officer amd Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, management concluded that our disclosure controls were not effective for their intended purposes described above as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. For the year ended December 31, 2014, we noted the following material weaknesses in the operation of our internal controls as follows:

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

Our management does not believe that the material weakness in internal controls has resulted in any inaccuracy or misstatement in the financial statements included in this report. We plan to remediate these material weaknesses by hiring additional qualified accounting personnel when the Company has the financial resources to support those expenses. However, these material weaknesses continued to exist during the quarterly period ended September 30, 2015.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the course of our business, we are routinely involved in proceedings such as disputes involving goods or services provided by various third parties, which we do not consider likely to be material to the technology we develop or license, or the products we develop for commercialization, but which can result in costs and diversions of resources to pursue and resolve. In October 2014, we received a complaint filed by BioRASI LLC (“BioRASI”) in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. We are defending the action and have filed counterclaims.  Although at September 30, 2015, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

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

Pharmaceutical product development, which includes research and development, pre-clinical and clinical studies and human clinical trials, is a time-consuming and expensive process that takes years to complete. We expect that Angionetics’s expenses will increase substantially as it advances Generx to late-stage clinical studies, and seeks regulatory approval.

If Angionetics, is unable to raise capital on acceptable terms in the future, the lack of funding may cause delay, diminish, or curtail certain operational activities, including research and development activities, clinical trials, sales and marketing, and other operations, in order to reduce costs and sustain the business, and such inability would have a material adverse effect on their business and financial condition.

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

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials.  Angionetics may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. In the event that Angionetics obtains negative results from the AFFIRM Phase 3 clinical study or receives poor clinical results for other product candidates, or the FDA chooses to block progress of the trials due to potential Chemistry, Manufacturing and Controls (CMC) issues or other hurdles, or does not approve our Biologics License Application for Generx, Angionetics may not be able to generate sufficient revenue or obtain financing to continue operations, ability to execute on its current business plan will be materially impaired, our reputation in the industry and in the investment community would likely be significantly damaged and the price of our stock would likely decrease significantly.

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

Risks Related to Our Capital Structure

Raising additional capital may cause dilution of our holdings in our subsidiaries or require our subsidiaries to relinquish certain intellectual property rights.

Angionetics may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, licensing arrangements and grants. To the extent that Angionetics raises additional capital through the sale of equity or convertible debt securities, our existing ownership interest in the subsidiary may be diluted, and the terms may include liquidation or other preferences that adversely affect our rights. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares of our common stock, which could also result in dilution of our existing ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on their ability to incur additional debt, limitations on their ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact their ability to conduct their business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to product candidates, or grant licenses on terms that are not favorable to us.

The conversion of our Series A Convertible Preferred Stock will result in substantial dilution to holders of our common stock.

At September 30, 2015, there were 1,116 shares of our Preferred Stock outstanding at a conversion price of $0.30 per share, and therefore convertible into 3,718,667 shares of common stock. The conversion price is subject to downward adjustment if we issue common stock or common stock equivalents at a price less than the then effective conversion price.

On July 22, 2015, we entered into an Exchange and Redemption Agreement with Sabby pursuant to which we agreed to reduce the conversion price on the Preferred stock to $0.30 per share. The Exchange and Redemption Agreement grants Taxus Cardium (1) a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time during a 120 day period after the date of the Agreement, and (2) increases the limitation on indebtedness contained in the Certificate of Designation for the Preferred Stock to allow Taxus Cardium to borrow up to $250,000.  As a result of the effective conversion price changing from $0.64 to $0.30 per share, the 1,176 shares of Preferred Stock outstanding are convertible to 3,918,667 shares of Taxus Cardium common stock, an additional 2,092,350 compared to before the conversion price change. The issuance of 3,918,667 common shares would increase the common stock outstanding from 12,975,044 shares as of September 30, 2015, to 16,893,711, an increase of 30%. As a result of the beneficial conversion feature related to the price change, the Company recorded a non-cash $627,705 charge as a deemed dividend on preferred stock in the accompanying condensed consolidated statements of operations.

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at the time. Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to reduce the conversion price at which  shares of Preferred Stock can be converted to common stock to  $0.18 per share. The Exchange and Redemption Agreement grants Taxus Cardium a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time after the date of the Agreement until November 29, 2016.  We entered into the agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Preferred Stock outstanding are convertible to 5,554,667 shares of Taxus Cardium common stock, an additional 2,221,867 compared to before the conversion price change.  A hypothetical conversion of all of the outstanding Preferred Stock into 5,554,667 common shares would increase the common stock outstanding from 12,975,044 shares as of September 30, 2015, to 18,529,711, an increase of 43%.  The reduction of the conversion price under the Exchange and Redemption Agreement triggered an anti-dilution protection in 7,235,600 previously granted common stock purchase warrants not held by Sabby, resulting in an additional 4,823,733 warrant shares to be granted for a total of 12,059,333 common stock purchase warrant with anti-dilutive provisions outstanding. The exercise price per common share in these warrants remains unchanged as the original common stock purchase warrant, a weighted average price of $0.71.

Risks Related to Intellectual Property

If we do not obtain protection for our respective intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing products.

Our success, competitive position and future revenues depends in part on our ability to obtain and maintain patent protection for products, methods, processes and other technologies, to preserve trade secrets, to prevent third parties from infringing on their intellectual proprietary rights and to operate without infringing the proprietary rights of third parties.

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

In addition to patents, we also rely on trade secrets and proprietary know-how. Although we take measures to protect this information by entering into confidentiality and inventions agreements with employees, scientific advisors, consultants, and collaborators, we cannot provide any assurances that these agreements will not be breached, that we will be able to protect ourselves from the harmful effects of disclosure if they are breached, or that trade secrets will not otherwise become known or be independently discovered by competitors. If any of these events occurs, we otherwise lose protection for their trade secrets or proprietary know-how, the value of this information may be greatly reduced.

Intellectual property and trade secrets protection are important to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

4.1	Form of Warrant Agreement issued to directors and officers in February 2014.	Exhibit 4.1 of our Form 10-Q, filed with the Commission on May 15, 2014.

4.2	Certificate of Designation of Series A Convertible Preferred Stock of Angionetics Inc.	Exhibit 99.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.1	Strategic Cooperation Agreement dated February 21, 2014 between the registrant and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.2	Securities Purchase Agreement dated February 21, 2014 between the registrant and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.3	Exchange Redemption Agreement dated July 22, 2015 between the registrant and Sabby Healthcare Volatility Master Fund, Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 23, 2015.

10.4	Contribution Agreement dated June 6, 2016 between the registrant and Angionetics Inc.	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.5	Services Agreement dated June 6, 2016 between the registrant and Angionetics Inc.	Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.6	Share Purchase Agreement dated June 7, 2016 among the registrant, Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.7	Distribution and License Agreement dated June 7, 2016 between Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.8	Exchange Redemption Agreement dated September 23, 2016 between the registrant and Sabby Healthcare Volatility Master Fund, Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 23, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

32	Section 1350 Certification	Filed herewith.

101

The following financial statements and footnotes from the Taxus Cardium Pharmaceuticals Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Taxus Cardium Pharmaceuticals Group, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2016

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC.

	By:	/s/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard,
Chief Executive Officer (Principal Executive Financial and Accounting Officer)