Form 10-K
period 2015-12-31
Taxus Cardium Pharmaceuticals Group Inc.
filed 2016-12-29
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

001-33635

(Commission file number)

TAXUS CARDIUM PHARMACEUTICALS GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0075787
(State of incorporation)	(IRS Employer Identification No.)

11568 Sorrento Valley Rd., Suite 14 San Diego, California 92121	(858) 436-1000
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of common equity held by non-affiliates, computed on the basis of the closing sale price for the common stock as reported on the OTC QB on June 30, 2015, was $3.3 million. Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

As of December 29, 2016, 13,723,544 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

Unless the context requires otherwise, all references in this report to the “Company,” “Taxus Cardium,” “Cardium,” “we,” “our,” and “us” refer to Taxus Cardium Pharmaceuticals Group Inc. and, as applicable, our consolidated subsidiaries: Angionetics, Inc. (“Angionetics’), Activation Therapeutics, Inc. (“Activation Therapeutics”) and LifeAgain Insurance Solutions, Inc. (“LifeAgain”).

Due to financial hardship, we were unable to secure the necessary accounting review and audit of our financial statements and suspended filing of our regular quarterly and annual reports following our Quarterly Report on Form 10-Q for the period ended June 30, 2015.  We have subsequently filed our Quarterly Report on Form 10-Q for the period ended September 30, 2015 and are now are filing this Annual Form 10-K for the year ended December 31, 2015.  It is our intention to become current in our reporting obligations under the Securities Exchange Act of 1934, as amended.  In the meantime, we have included disclosure concerning our more recent operations in Note 11—Subsequent Events in the footnotes to the consolidated financial statements and elsewhere in this report.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;
•	planned development pathways and potential commercialization activities or opportunities;
•	the timing, conduct and outcome of discussions with regulatory agencies, regulatory submissions and clinical trials, including the timing for completion of clinical studies;
•	our beliefs and opinions about the anticipated results of our clinical studies and trials, as well as the safety and efficacy of our products and product candidates;
•	our ability to generate revenues, and raise sufficient financing, maintain stock price and valuation, and to regain the listing of our common stock on a national exchange;
•

our ability to enter into acceptable relationships with one or more contract manufacturers or other service providers, and the ability of such contract manufacturers or other service providers to manufacture biologics, devices, other key products or components, or to provide other services, of an acceptable quality on a timely and cost-effective basis;

•

our ability to enter into acceptable relationships with one or more development or commercialization partners to advance the commercialization of new products and product candidates and the timing of any product launches;

•	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;
•	our ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;
•	the protection expected from our intellectual property rights and those of others, including actual or potential competitors;
•	the outcome of litigation matters;
•	the anticipated activities of our personnel, consultants and collaborators;
•	expectations concerning our operations outside the United States;
•	future economic and political conditions;
•	overall industry and market performance;
•	the impact of new accounting pronouncements;
•	management’s goals and plans for future operations; and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (the “SEC”).

PART I

ITEM 1.	BUSINESS

Taxus Cardium was incorporated in Delaware in December 2003. We are an operating company that manages a medical technologies portfolio of equity-based and potential royalty-driven investments as follows:

•

Angionetics, a majority-owned subsidiary focused on the late-stage clinical development and commercialization of Generx®, an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease;

•

Activation Therapeutics, a wholly owned subsidiary focused on the development and commercialization of the Excellagen® technology platform, the U.S. Food and Drug Administration (“FDA”)-cleared flowable dermal matrix for advanced wound care that we believe has broad potential applications as a delivery platform for small molecule drugs, proteins and biologics;

•

LifeAgain, a wholly-owned subsidiary that has developed an advanced medical data analytics (ADAPT®) technology platform focused on developing new and innovative products for the life insurance and healthcare sectors; and

•	a minority investment in Healthy Brands Collective, a functional food and nutraceutical company.

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

Business Strategy

We are currently focused on achieving milestones with the potential to offer significant valuation inflection points of our core biotechnology assets, while evaluating options for sales or other monetization of our non-core investments. The key elements of our business strategy include:

•

Continue Angionetics’ development and commercialization of Generx®, an angiogenic, gene-based biotherapeutic designed for the treatment patients who have late-stage coronary artery disease and refractory angina and other ischemic heart disorders and medical conditions, including support in the funding and operation of the AFFIRM U.S.-based Phase 3 clinical trial.

•

Monetize Activation Therapeutics’ FDA-cleared pharmaceutically formulated collagen commercial wound care product Excellagen® through either a sale of Activation Therapeutics or its assets or the establishment of strategic partnership for the sale and distribution of Excellagen in selected U.S.-based vertical market channels.

•

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

•	Monetize our equity stake in Healthy Brands Collective investment.
•

With the successful monetization of current business interests, we plan to redeploy capital strategically to acquire and develop new and innovative medicine product candidates and create shareholder value.

We have yet to generate positive cash flows from operations, and are dependent on equity and debt funding to finance our operations.  We intend to raise capital to finance the operations of Angionetics through a sale of equity in that entity.  Alternatively, we are seeking to raise sufficient capital to finance our operations through the sale of equity or assets in our investments in Activation Therapeutics, LifeAgain and Healthy Brands Collective.  If we fail to complete a financing or conclude such a transaction in a timely manner, we will not generate sufficient cash flows to cover our operating expenses. Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Angionetics Inc. (Generx®)

During 2015, we established Angionetics as a separate subsidiary for the purpose of continuing the development of our Generx product candidate.  Our management established Angionetics to create additional opportunities to fund the capital needed to complete the clinical trials and commercialization of the Generx product candidate. On December 18, 2015, we submitted a request to the U.S. Food and Drug Administration (FDA) Center for Biologics Evaluation and Research (CBER) requesting transfer of sponsorship for the Generx Investigational New Drug (IND) application to Angionetics. Transfer of sponsorship was acknowledged by the FDA on January 5, 2016.

Generx® has been under clinical development for over a decade, under the continual oversight of our highly experienced management team.  Our management and consulting team have been responsible for the development of Generx from the initial scientific discoveries by researchers at the University of California, San Diego, through the first in-man U.S.-based clinical studies and late stage clinical studies, the acquisition of the Generx development program by Schering AG following the successful completion of a five-year strategic partnership, and the re-acquisition of the Generx development program by Taxus Cardium after Schering AG was acquired by Bayer Healthcare.  Collectively, Angionetics’ small and highly focused management team has over 100 years of experience in the fields of gene therapy, cardiovascular product development and biologics.

The Generx® Product Candidate:

Generx® is a disease-modifying, precision medicine that is designed to improve cardiac perfusion (blood flow) in patients with chronic myocardial ischemia and refractory angina due to advanced coronary artery disease. In our clinical studies, enhanced cardiac perfusion is expected to improve exercise capacity, reduce the frequency of angina (chest pain) attacks and correspondingly reduce the need for certain anti-anginal drugs, and improve overall cardiovascular disease status. Generx has been designed to improve perfusion by promoting the formation of functional coronary collateral blood vessels within the heart. This process, termed “medical revascularization,” represents a fundamentally new mechanism of action that involves the stimulation of the formation of new biological structures in the heart, through arteriogenesis (enlargement of existing arterioles) and angiogenesis (formation on new capillary vessels), as opposed to currently available pharmacologic therapies which only address the symptoms of angina.

The Generx product candidate is designed to easily fit within the current practice of medicine, as a ready-to-use, one-time treatment, which is administered by interventional cardiologists using standard cardiac balloon catheters, during an approximately one-hour, out-patient, angiogram-like procedure conducted on a non-acute basis, in a hospital or medical center catheter lab setting. Interim study results demonstrate effectiveness similar to that of bypass surgery or stents, but in a significantly less costly and less invasive procedure.

Addressable Market:

Patients experiencing “refractory angina”--chronic and disabling stable angina despite conventional forms of treatment represent a significant and rapidly growing, “no option” patient population.  According to the 2016 American Heart Association report, there are approximately 15.5 million Americans with coronary artery disease, 50% of whom have symptomatic angina pectoris. Many of these patients (1) have coronary artery disease that is not limited or localized to large vessels, (2) continue to experience angina after coronary artery bypass surgery (CABG) or percutaneous coronary interventions (PCI), and/or (3) are not suitable candidates for surgical interventions.  Based on a study from the Cleveland Clinic [Mukherjee et al., Am J Cardiol. 1999; 84:598-600], it is estimated that approximately 12% of patients with angina due to coronary artery disease are considered not suitable for CABG or PCI.

For many patients, there are few treatment options for refractory angina, and currently available alternative therapies do not directly address the reversible, stress-induced perfusion defects responsible for refractory angina. We believe that the Generx angiogenic gene therapy product candidate represents a new and innovative biological tool for the interventional cardiologist and potentially a breakthrough therapy for this very substantial unmet market segment, and for multiple small and orphan medical indications that currently have no specific therapeutic products.

We estimate that there are approximately 1.0 million patients in the U.S. with refractory angina who may benefit from Generx angiogenic gene therapy, and that the potential addressable market is estimated to range from $3.0 billion in the U.S. and up to $20.0 billion worldwide.

Generx Clinical Studies and FDA developments:

The Generx FDA regulatory dossier represents one of the most extensive and advanced DNA-based clinical data platforms ever compiled.  Generx has been evaluated as a treatment for patients with refractory angina in four prior FDA-cleared, multi-center, randomized and placebo-controlled clinical studies (AGENT 1-4, Phase 1/2 to Phase 2b/3) and one small international study (ASPIRE).

The combined AGENT studies have enrolled over 650 patients at over 100 medical centers in the U.S. and Western Europe, and have generated over 2,500 patient years of safety data.

In these multiple prior clinical studies, the Generx product candidate appeared safe and well-tolerated, and has generated preliminary findings of efficacy in men and women, in measures of cardiac perfusion, cardiac performance, and angina status, including: (1) significant improvement in exercise duration by Exercise Treadmill Testing (ETT); (2) significant improvement in cardiac perfusion as assessed by SPECT imaging, with observed improvements comparable in magnitude to those seen with coronary artery bypass surgery (CABG) and angioplasty with the use of stents (PCI); (3) significant and durable improvement in physical exertion capacity, as assessed by functional classification of angina out to 12 months post-treatment; (4) improvement in angina status, as assessed by documented reduction in angina episodes and nitroglycerin usage; and (5) significant reduction in incidence of worsening angina.

Generx Technology Platform:

The Generx® [Ad5FGF-4] angiogenic gene therapy product candidate requires three key elements: a myocardial delivery vector; a therapeutic transgene; and methods of gene delivery. Generx is biologically engineered using an E1-region deleted, replication deficient adenovirus serotype 5 vector to deliver the 621 base pair gene encoding human fibroblast growth factor-4 (FGF-4) under the control of a modified cytomegalovirus (CMV) promoter. Adenovirus is the most well-characterized and widely used gene therapy vector in human clinical studies, and has cGMP manufacturing and testing standards established by the FDA. The Generx FGF-4 transgene has been engineered to include a signal peptide, which enables effective secretion from cells that express the protein (such as cardiac myocytes).  Our preclinical studies have shown that therapeutic efficacy is significantly increased by the presence of such a signal sequence in the growth factor DNA construct. [Gao et al., Hum Gene Ther. 2005; 16:1058-64] The CMV promoter is capable of driving high levels of transgene protein expression in transfected cells for up to 3 weeks.  This short-term expression is ideal for tissue regeneration clinical applications requiring generation of new biological structures, including promotion of new vessel growth in the heart.

Identifying the optimal route of administration and delivery parameters for Generx angiogenic gene therapy, such as infusion volume, flow rate, vector concentration and dose, are critical to achieving safe and effective levels of vector uptake and FGF-4 transgene expression. We have developed clinically feasible protocols that fit within current medical practice and that are designed to yield reproducible results and reduce inter-patient variability. Generx is administered by an interventional cardiologist into the coronary arteries under transient ischemic conditions through the use of a standard balloon catheter.  Generx is distributed into the microvascular pathways of the heart, and transfects cardiac cells by binding to cell surface coxsackievirus-adenovirus receptors (CAR). CAR receptors are found throughout the heart, and our research indicates that the binding of Generx to CAR receptors is enhanced by the induction of transient ischemia and the use of agents like nitroglycerin to boost cell permeability during administration.

The transfected heart cells then express and release FGF-4 protein, which promotes the growth of new blood vessels and increased blood flow to ischemic heart tissue.  Recent Company-sponsored research studies have demonstrated that FGF appears to be a key angiogenic regulatory protein that stimulates the release and action of other angiogenic factors, including vascular endothelial growth factors (VEGF), platelet-derived growth factors (PDGF), and hepatocyte growth factor (HGF), to orchestrate and promote the growth of a functional collateral network in ischemic cardiac tissue. The evidence shows that FGF-4 expressed by Ad5FGF-4 has the capacity to enlarge pre-existing collateral arterioles (arteriogenesis) and to form new capillary vessels (angiogenesis) when driven by cardiac hemodynamic-impairment and ischemic stimuli.  These studies have further demonstrated a synergistic interaction between FGF-4 expressed by Ad5FGF-4, and endogenous vascular endothelial growth factor (VEGF) in the promotion of neo-vessel formation, with evidence that FGF controls angiogenesis upstream of VEGF.

Commercialization Developments:

Angionetics has continued to refine and advance Generx clinical and commercial development, summarized as follows:

•

New Pre-Clinical Research on Ad5 Receptor. The Company and its research collaborators at Emory University completed in vivo preclinical studies demonstrating that intracoronary Ad5-based gene delivery under conditions of transient ischemia enhances transgene expression in the heart by over two orders of magnitude (>100 fold), as compared to prior intracoronary delivery methods, likely due to ischemia-driven up regulation of the cardiac Coxsackievirus-Adenovirus Receptor (CAR) and enhanced Ad5-mediated gene transfer.

•

New Delivery Techniques & Higher Dose Level. The completion of further international clinical research confirmed recent innovations covering the use of a balloon catheter and transient ischemia during Generx delivery to improve efficacy responses by leveraging pre-conditioning cardiac physiology and our enhanced understanding of cell surface receptor-mediated uptake. This clinical study also confirmed the safety and efficacy of a new higher single dose level of Ad5FGF-4.  Both the new catheter delivery techniques and higher dose level have been integrated into the recently FDA-cleared U.S.-based Phase 3 AFFIRM clinical study protocol.

•

New Fundamental Research on FGF Signaling. Company-sponsored research studies have demonstrated that fibroblast growth factor (FGF) appears to be a key angiogenic regulatory protein that stimulates the release and action of other angiogenic factors, including vascular endothelial growth factors (VEGF), platelet-derived growth factors (PDGF), and hepatocyte growth factor (HGF), to orchestrate and promote the growth of cardiac microvasculature (a functional collateral network) in ischemic cardiac tissue.
•

New Clinical Data Analytics to Identify Generx Responders. Angionetics has completed an advanced analysis of patient data from prior clinical studies to characterize male and female patient responders and those who are expected to have the highest likelihood to benefit from Generx angiogenic gene therapy.  Data from a pilot International study which employed the new transient-ischemia Generx delivery protocol, identified statistically significant improvement in myocardial perfusion, as measured using SPECT myocardial perfusion imaging in patients treated with a single dose of Generx compared to control, which was consistent and confirmatory of findings from a prior FDA-cleared Phase 2 study. In addition to myocardial ischemia, likely responders have been characterized as having significant limitation of functional/exercise capacity due to angina.

•

New Simplified Handling Process for Generx. Angionetics has pioneered application of the Becton Dickinson PhaSeal Closed System Transfer Device for DNA-based products to simplify the handling of Generx within the medical center and hospital pharmacy and interventional cardiology catheter labs, and has integrated use of the PhaSeal system into the FDA-cleared Generx AFFIRM Phase 3 clinical study protocol.

Subsequent Events

On July 11, 2016, after the period covered by this report, Angionetics Inc. announced that an entity affiliated with Huapont Life Sciences had entered into an agreement covering a $3,000,000 private equity investment, to acquire a 15% preferred stock equity stake in Angionetics. In addition, in connection with this equity investment, the Huapont affiliate entered into an exclusive license agreement to co-develop, market and sell Generx in Mainland China.

Huapont Life Sciences is a China-based company focused on the research and development of new and innovative healthcare products, and the manufacture, marketing and sale of leading pharmaceutical products, active pharmaceutical ingredients (known as APIs), and a portfolio of safe and effective agricultural herbicides serving the agricultural business throughout the US and South American markets.  Huapont Life Science’s pharmaceutical business includes dermatology products, cardiovascular products, anti-tuberculosis agents, autoimmune-related products and oncology-related products.  Huapont Life Science’s API business involves the production and sale of bulk pharmaceutical chemicals, pharmaceutical intermediates and preparations of Western medicines, with current annual revenues of approximately US $1.1 billion, and approximately 7,100 employees operating throughout Mainland China. Huapont Life Sciences is listed on the Shenzhen Stock Exchange (002004.SZ) and carries a current market capitalization of approximately US $3.0 billion.

On September 12, 2016, Angionetics announced that the U.S. FDA Center for Biologics Evaluation and Research (CBER) had cleared the Generx® product candidate for Phase 3 clinical study as a new, single dose, treatment for patients with myocardial ischemia and refractory angina due to advanced coronary artery disease (the AFFIRM study). Angionetics plans to apply for FDA Fast Track status for the Generx Phase 3 AFFIRM clinical study.  The FDA Fast Track program is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria.

After over two decades of basic, pre-clinical and clinical research in the field of gene therapy by universities, research institutes, as well as pharmaceutical and biotechnology companies worldwide, Angionetics’ Generx represents one of only a few cardiovascular DNA-based therapeutic product candidates to successfully advance into late-stage, U.S. Phase 3 clinical study.

Angionetics is committed to applying our first-mover scientific and clinical development leadership position in the field of angiogenic gene therapy for the treatment of patients with a variety of cardiovascular conditions which are related by insufficient cardiac perfusion. The core elements of our strategy for Angionetics include:

•

Secure the requisite funding and successfully complete the clinical development and commercialization Generx in the United States as a novel, first-in-class therapy for patients with myocardial ischemia and refractory angina.

•

Initiate additional Phase 2 or Phase 4 (post-marketing) clinical studies to expand the Generx product labeling for use for other medical indications related to cardiac perfusion dysfunction that could include ischemic heart failure, Cardiac Syndrome X, and certain other orphan medical indications such as Prinzmetal’s and inversa anginas.

•

Establish a Generx patient registry and conduct additional clinical studies to evaluate the safety and clinical efficacy of repeat dosing of Generx in patients as their coronary artery disease advances causing additional perfusion defects.

•	Initiate additional studies to assess the potential long-term prognostic benefits of patients receiving angiogenic therapy through medical revascularization.
•	Following U.S. registration, initiate the registration process to market and sell Generx in China with our current strategic partner, and consider registration in other prioritized regional markets.
•	Commercialize Generx in the U.S. using an internal, highly-targeted interventional cardiology-focused sales force, or enter into strategic partnerships in the U.S. and internationally.
•	Strategically deploy capital to develop our portfolio of Generx product candidates and create shareholder value through the worldwide commercialization of our Generx portfolio and royalty agreements.

Activation Therapeutics Inc. (Excellagen®)

Activation Therapeutics is a wholly-owned subsidiary established to hold and manage our assets related to the Excellagen® product and technology platform.

During 2015 we undertook efforts to monetize Excellagen through the sale of Activation Therapeutics or the technology.  Alternatively, we have sought strategic partners to market and sell Excellagen in the United States and elsewhere through multiple marketing channels. We have been in discussions with parties expressing interest in purchasing the business, however, as of the date of this report, such discussions have not resulted in a completed monetization or strategic partnering transaction. We cannot guarantee that it will accept an offer to purchase the Excellagen business or that any such bona fide offer will be made on acceptable terms and conditions. Without a strategic partner, we do not plan to build inventory or establish an internal marketing and sales force to directly support the commercialization of Excellagen and have deferred the pursuit of CE mark certification for Excellagen.

Excellagen® Dermal Wound Matrix:

Excellagen has been engineered to activate and promote wound healing through the growth of granulation tissue. Excellagen is a flowable homogenate of highly purified bovine dermal collagen (Type I) in its native 3-dimensional fibrillar configuration.

Excellagen was cleared by FDA via the 510(k) pathway on October 3, 2011 (K110318) for the treatment of chronic dermal wounds including partial and full thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-Moh's surgery, post-laser surgery, podiatric, wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds. Excellagen has been classified for reimbursement purposes by the U.S. Centers for Medicare and Medicaid Services as a unique “skin substitute”-- a designation which is consistent with other forms of skin substitutes including living skin equivalents Dermagraft® and Apligraf® and human dermal and amnion placental tissue-based products including Graftjacket® and EpiFix®.

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

Excellagen is a cost-effective, easy to use, professional product that is conveniently packaged in prefilled, syringes with accessory flexible applicator tips. Excellagen is topically applied in a thin layer directly to the entire wound surface, providing a structural scaffold for cellular infiltration and wound granulation. The flowable format allows immediate, intimate contact with the entire wound surface, including highly contoured wounds, and can also be easily applied to areas of undermining or tunneling. The wound is first prepared by performing sharp debridement using standard methods to remove debris and necrotic tissue, and then Excellagen should be applied in the presence of a small influx of blood. Application of Excellagen in the presence of a small influx of blood cells and platelets likely contributes to its support of a favorable wound healing environment by triggering immediate, localized release of PDGF and other platelet-derived growth factors and cytokines, providing wound healing cues to the responsive cells exposed by debridement. After application, the treated wound is overlaid with a non-adherent dressing. The treated wound (including non-adherent dressing) is left undisturbed for one week to allow Excellagen to promote new granulation tissue growth. If the wound is not completely healed, Excellagen may be reapplied weekly.

Excellagen Clinical Studies and FDA approval:

Excellagen was studied in a multi-center, randomized, controlled, double-blinded Phase 2b study in patients with diagnosed diabetes (Type I or II) with non-healing ulcers of the lower extremity (with no bone or tendon exposed) that had failed prior therapy, that were present for at least 6 weeks, and were documented to be non-healing (≤ 30% decrease in ulcer area) during a 2-week run-in period under standard of care treatment (debridement, daily saline-moistened gauze, and off-loading). The study control included the conventional Standard of Care or “SOC”; daily saline-moistened gauze dressing changes, offloading, and sharp debridement.  Excellagen was applied only once (day 1) or twice (day 1 and week 4), with offloading and weekly outer dressing changes.

After the 12 week study period, 45% percent of the patients treated with Excellagen (n=31) achieved complete wound closure.  This was a 45% relative improvement over wounds treated with SOC therapy alone (n=16; 31% closure incidence). There was a 68% relative improvement with Excellagen for wounds achieving 90-100% area reduction during the 12-week evaluation period. In other words, 74% of wounds receiving only one or two applications of Excellagen achieved ≥90% area reduction compared with only 44% of patients receiving daily SOC. The improvement seen with Excellagen compared to SOC was even more dramatic for larger wounds. For wounds that were larger than three centimeters squared, 33% of wounds treated only once or twice with Excellagen achieved complete wound closure at 12 weeks whereas none of the SOC-treated wounds closed.

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

Excellazome™ Advanced Wound Care Biologics Research:

Excellagen also represents a unique platform technology for the delivery of biologics for use in regenerative medicine applications. Prior research by Taxus Cardium and its collaborators has demonstrated biocompatibility and functionality of viral-based gene therapies and stem cell biologics when delivered in Excellagen. In addition to DNA- and stem cell-based biologics, Excellagen provides a potential enabling delivery platform for numerous therapeutic product classes, including small molecule drugs, peptides and anti-microbials.

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

Based on this new and exciting field of research, we currently plan to retain the exclusive rights to develop, market and sell an advanced biologic product extension utilizing Excellagen as a delivery platform for exosomes ( Excellazome ), to stimulate and augment wound healing beyond levels already observed with our Excellagen dermal matrix product.  Advancing the Excellazome biologic product concept to clinical and commercial readiness will require additional process engineering by exosome manufacturers to establish reproducible and scalable procedures that generate well-characterized end products that meet current Good Manufacturing Practices (cGMP) quality standards.

LifeAgain Insurance Solutions, Inc.

Our LifeAgain subsidiary has developed an advanced medical data analytics (ADAPT®) technology platform focused on developing new and innovative products for the life insurance and healthcare sectors.  Our initial product offering was Blue Metric term life, an insurance program for men with prostate cancer. LifeAgain established a relationship with Symetra Financial Corporation to provide the insurance policies to men in the United States, based on actuarial information developed with our ADAPT technology.

On April 4, 2015, we entered into a license agreement with Shenzhen Qianhi Taxus Industry Capital Management Co., Ltd., a company affiliated with Shanxi Taxus Pharamaceuticals Co. Ltd., for the license of LifeAgain’s ADAPT technology to develop and commercialize survivable risk life insurance products in Greater China.  No products were commercialized or sold based on that license during the year ended December 31, 2015.

On August 11, 2015, Symetra Financial Corporation announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. Following the transaction, Symetra advised us that it was discontinuing its partnership with LifeAgain.  As a result, we are not currently offering the Blue Metric term life product.

LifeAgain plans to continue to seek opportunities for the application of its ADAPT medical analytics platform to commercialize “survivable risk” term life insurance for cancer survivors or others with medical conditions who are currently considered uninsurable based on traditional underwriting standards as well as other forms of survivable risk programs.

Health Brands Collective.

On November 15, 2013, we sold the assets of our To Go Brands subsidiary to Healthy Brands Collective® in exchange for shares of preferred stock representing approximately 4% of Healthy Brand Collective’s fully-diluted common stock.  Healthy Brands Collective® is the trading name for Cellnique Corporation, a privately-held company that has acquired a portfolio of eight independent brand product platforms (prior to To Go Brands) including Cell-nique ® , Cherrybrook Kitchen®, Yumnuts®, Living Harvest/Tempt®, Bites of Bliss®, High Country Kombucha® drinks and Organics European Gourmet Bakery™ (formerly Dr. Oetker) natural and organic baking mixes.

At the time of the transaction, Healthy Brands Collective, had announced plans for an initial public offering.  Healthy Brands Collective has not completed any liquidity event.  During the year ended December 31, 2015, we recorded $300,000 in impairment expense related to this investment.  We are looking for opportunities to monetize our investment in Health Brands Collective, but do not have any arrangements or agreements in place at this time.

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

Competition

The pharmaceutical, biotechnology and medical device industries are intensely competitive. Our products and any product candidates developed by us would compete with existing drugs, therapies, bio-therapies, stem cell therapies, medical devices or procedures and with others under development. There are many pharmaceutical, biotechnology and medical device companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of cardiovascular and related diseases. Many of these organizations have financial, technical, research, clinical, manufacturing and marketing resources that are greater than ours. If a competing company develops or acquires rights to a more efficient, more effective, or safer competitive approach for treatment of the same or similar diseases or conditions we have targeted, or one that offers significantly lower costs of treatment, our business, financial condition and results of operations could be materially adversely affected.

We believe that the most significant competitive factor in the field of new therapeutics and devices is the effectiveness of a product candidate, as well as its relative safety and cost as compared to other products, product candidates or approaches that may be useful for treating a particular disease condition.

Our Generx® alferminogene tadenovec [Ad5FGF-4] Phase 3 product candidate is a first in class, single-dose, disease altering therapeutic specifically targeted for the cardiac micro-vasculature, that is designed to stimulate and augment the formation of new biologic structures in the heart to increase the level of micro-vascularity and enhance cardiac perfusion, and improve cardiac performance, as measured by exercise tolerance and the occurrence and severity of myocardial ischemia-driven angina. Current pharmacologic therapies for patients with CMI are limited to anti-anginal medications to relieve angina chest pain, which are dosed daily or episodically and carry physiologic side effects, and surgical and percutaneous interventions, such as stents or by-pass surgery, to address large vessel coronary artery disease.

We are aware of products currently under development by competitors targeting the same or similar cardiovascular and vascular diseases as our Generx product candidate. These include small molecule drugs and biological treatments using forms of genes and stem cells.

•

Ranexa® (ranolazine; Gilead Sciences, Inc.) is a small molecule drug first approved by the FDA in 2006 for the treatment of chronic angina in patients who have not responded to other anti-anginal drugs (long-acting nitrates, calcium channel blockers and beta blockers). In 2008, the FDA approved Ranexa for first line anti-anginal use. Ranexa is taken twice daily, and FDA approval was based on clinical trial findings that both angina attacks per week and nitroglycerin tablet usage per week were reduced by 33% (from 3 to 2 for both). These studies also report that the response in women only was only about 30% of that seen in men. The mechanism of action of Ranexa’s antianginal effects has not been determined. Based on public disclosures by Gilead, annualized sales of Ranexa total $680 Million.

•

Juventas Therapeutics is developing a non-viral, plasmid gene therapy product candidate (JVS-100) that expresses stromal cell-derived factor-1 (SDF-1) for advanced ischemic heart failure. SDF-1 has been shown to create a homing signal that recruits the body's own stem cells to the site of injury to induce tissue repair and regeneration.  In May 2015, Juventas announced Phase 2 clinical study data showing that chronic heart failure  patients receiving a single endomyocardial injection of JVS-100 demonstrated improvements at 12 months after treatment as measured by median change in left ventricle ejection fraction (3.5% over placebo) and left ventricular end-systolic volume (8.5 ml over placebo). In June 2015, Juventas announced that FDA had granted fast track status for JVS-100 and approved a Phase 2b study protocol to evaluate JVS-100 in patients with advanced ischemic heart failure and a prior history of heart attack.

•

Caladrius Biosciences (formerly NeoStem) is developing a stem cell product candidate comprised of autologous bone marrow derived CD34/CXCR4 cells (CLBS10, formerly NBS10) to treat damaged heart muscle following an acute myocardial infarction. CLBS10 is thought to work by increasing microvascular blood flow in the heart muscle via the development and formation of new blood vessels.  In November 2014, NeoStem announced initial positive Phase 2 study data in patients with acute myocardial infarction (AMI) treated with intracoronary administration of NBS10. These 6 month results showed a statistically significant mortality benefit (p<0.05) in patients treated with NBS10 as compared to the placebo group; a statistically significant dose-dependent reduction in SAEs (p<0.05); a dose-dependent numerical decrease in major adverse cardiac events; but no meaningful difference in perfusion, as evidenced by SPECT imaging.

•

Baxalta is developing a CD34+ autologous bone marrow-derived stem cell product for refractory angina. In 2011, results from a Phase 2 study were published, with findings of significant improvement in angina frequency and exercise tolerance in patients who received intromyocardial injections of the cells. Status of a Phase III study is unknown.

•

The Neovasc Reducer™ is a stainless steel medical device that is implanted into the coronary sinus using a procedure similar to that used for stent implantation. It is designed to create a focal narrowing in the coronary sinus, resulting in increased back pressure and redistribution of blood into ischemic myocardium. In 2015, results from a Phase 2 study were published, reporting that significantly more patients in the treatment group, as compared to control, had an improvement in CCS class and quality of life at 6 months, but no improvement in exercise time. The Neovasc Reducer is currently available only in the European Union. Additional clinical study is required for U.S. FDA approval.

Based on our extensive pioneering pre-clinical and clinical work in the field of angiogenic gene therapy and medical revascularization, we have a leadership position that offers significant competitive advantages and multiple barriers to entry. Through these efforts, we have established appropriate dose levels, optimized our manufacturing process, enhanced delivery techniques and simplified product administration.

•

Global Leader in Angiogenic Gene Therapy. Generx has been under clinical development for over a decade, under the continual management of our highly focused team with expertise in myocardial ischemia and angiogenic gene therapy. Generx represents one of only a few cardiovascular DNA-based therapeutic product candidates to successfully advance into late-stage, U.S. Phase 3 clinical study.

•

Novel Mechanism of Action. The Generx therapeutic product candidate offers a completely novel biologic mechanism of action referred to as “medical revascularization”, in contrast to the classic “mechanical revascularization” procedures that include CABG and PCI.

•

Late-Stage Clinical Development. The recently FDA-cleared Phase 3 AFFIRM study is preceded in the U.S. by four completed and one early-discontinued study. On a global basis, over 650 patients have been enrolled in FDA-approved studies, 455 of who received a one-time intracoronary administration of Generx, which has consistently been found to be safe and well-tolerated (based on over 2,500 patient years of safety data).

•

Barriers to Entry. Our know-how and trade secrets, substantial capital investment and the extensive time that would be required to satisfy FDA regulatory hurdles, establish multiple barriers to entry for clinically and commercially comparable gene-based products. Additional protections are afforded to Generx in the U.S. under the Patent Protection and Affordable Care Act of 2010, which will provide twelve years of market exclusivity in the U.S. from the date the product is registered by the FDA.

•

Cost-Effective Manufacture. The validated Generx cGMP manufacturing process is not anticipated to require significant additional capital investment or major process modifications for commercial manufacture. Product stability enables manufacture in large, cost-effective batch sizes.

•

Fits within Current Medical Practice. Generx therapy is designed to easily fit within the current practice of medicine, as a ready-to-use, one-time treatment, administered by interventional cardiologists during an approximately one-hour, out-patient, angiogram-like procedure.

•

Pipeline of Follow-on Medical Indications.  A variety of other cardiovascular conditions, including Cardiac Syndrome X, ischemic heart failure, and Prinzmetal’s and inverse forms of angina, involve insufficient cardiac perfusion and represent unmet medical needs. Patients with these conditions may also benefit from Generx angiogenic gene therapy.

Manufacturing Strategy

We plan to outsource all product manufacturing to one or more contract manufacturers of clinical drug products that operate manufacturing facilities in compliance with current Good Manufacturing Practices. We may also seek to refine the current manufacturing process and final product formulation to achieve improvements in storage temperatures and the like.

In the United States, gene therapy products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or “FD&C Act,” and the Public Health Service Act, or “PHS Act,” and well as other federal, state, and local statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, and efficacy of biological products. The FDA has established guidelines and standards for the development and commercialization of molecular and gene-based drug products i.e.: Guidance for Industry—CMC for Human Gene Therapy INDs November 2004, Sterile Drug Products Produced by Aseptic Processing September 2004, Human Somatic Cell Therapy and Gene Therapy March 1998, PTC in the Characterization of Cell Lines Used to Produce Biologicals July 1993. These industry guidelines, among others, provide essential oversight with regard to process methodologies, product formulations and quality control standards to ensure the safety, efficacy and quality of these drug products.

We will rely on contract manufacturing for the Generx product candidate.  Based on the recent FDA clearance of the Generx Phase 3 clinical study protocol, all significant Current Good Manufacturing Practices (“cGMP”) manufacturing factors have been resolved in preparation for a commercial launch.  The cGMP Generx manufacturing processes have been validated and are scalable.  We do not anticipate any significant capital expenditures will be required for Generx commercial manufacture.

We have been actively advancing our Generx product candidate's engineering and process technology in preparation for commercialization.  The adenovector Ad5FGF-4 is propagated in suspension cultures of fully characterized HEK 293 cells using serum- free/animal product- free growth medium, and aseptically purified using a combination of chromatography and filtration methods.  The final product is vialed at a defined viral particle (vp) concentration, and stored at -70°C. Clinical doses are expressed in total number of viral particles.

Generx's long-term product stability (at the current storage temperature of -70°C) makes it possible to manufacture Generx in large, cost effective batch sizes. Based on the current Generx validated cGMP manufacturing processes, we believe that the manufacture of Generx can be scaled to large batch quantities (up to approximately 2.0 million doses annually) without the need for significant additional capital investment or major process technology engineering.  This flexibility will allow the manufacture of Generx at a highly economical direct cost, which could yield gross margins that would be approximately equivalent to a classic small molecule drug model. This would represent a significant commercial advantage in the market, and could be orders of magnitude lower than the expected high cost associated with the manufacture of complex donor-based autologous cell therapies, that are currently under development by other biotechnology companies for cardiovascular applications.

We have established validated test methods and product specifications to ensure that each batch of Generx meets rigorous quality control standards. These quality control test methods include a cell-based vessel formation bioactivity assay that measures and confirms the pro-angiogenic potency of each newly manufactured batch of Generx.

As a result, important process improvements were achieved enabling much higher manufacturing process yields.  Anticipated Generx direct manufacturing costs are expected to be highly favorable, capable of generating gross margins greater than 85%.

Marketing and Sales

Our product candidates, such as Generx must undergo clinical trials before any marketing and sales can begin. If we should obtain marketing approvals, we do not currently have the financial resources and internal capabilities to market and sell Generx.  Angionetics may develop a direct and highly-focused internal marketing and sale force for the Generx product candidates, or establish strategic partnerships and alliances with pharmaceutical, biotechnology, medical device and cardiac theranostic companies for the marketing and sale of Generx in the United States. Outside the U.S., we expect to rely on strategic partnerships and distributors for marketing and sales of Generx product candidates. However, our marketing and sales strategies may vary by product, medical indication and the size of the addressable market.

For our Excellagen wound care product, we expect to engage in sales principally through or in collaboration with a sales and distribution partner and/or strategic partners. In the past we have entered into distributions agreements for Excellagen, including sales and distribution agreements to market and sell Excellagen to U.S. government medical providers, including Veterans Administration and military hospitals.  We did not have the funds to build inventory, to secure reimbursement from third party payor systems, or to support the advertising campaign to generate demand for Excellagen.  As our partners did not generate material sales, those distribution arrangements terminated and were not renewed.  We did not generate any sales of Excellagen in 2014 or 2015, and have written off all of our inventory. We do not expect to generate meaningful levels of sales for Excellagen until strategic partnerships are established, together with sufficient funding to support a product launch into select vertical markets.

Licensing and Intellectual Property

Our business strategy is focused on the acquisition and development of a portfolio of product opportunities which involves a variety of intellectual property rights, including patent prosecution and inbound and outbound licensing transactions.

Angionetics (as the successor in interest to Taxus Cardium) is party to an agreement with the Schering AG Group (now part of Bayer AG) covering the transfer or license of certain assets and technology relating to (i) methods of gene therapy for the treatment of cardiovascular disease (including methods for the delivery of genes to the heart or vasculature and the use of angiogenic and/or non-angiogenic genes for the potential treatment of diseases of the heart or vasculature); (ii) therapeutic genes that include fibroblast growth factors (including FGF-4); insulin-like growth factors (including IGF-I); and potentially other related biologics (including mutant eNOS); and (iii) other technology and know-how, including manufacturing and formulation technology, as well as data relating to the clinical development of Generx and corresponding FDA regulatory matters. Under this agreement, Taxus Cardium paid Schering a $4 million up-front fee and Angionetics expects to pay a $10 million milestone payment upon the first commercial sale of each product. We also may be obligated to pay the following royalties to Schering: (i) 5% on net sales following a first commercial sale of an FGF-4 based product such as Generx® in the United States, Europe, or Japan, or (ii) 4% on net sales of other products developed based on technology transferred by Schering following a first commercial sale in the United States, Europe, or Japan, and (iii) a royalty of 2.5% (for FGF-4 based technology) or 2% (for other products) in territories where the product would not infringe the patent rights which were licensed by Schering. We are also obligated to reimburse Schering for patent expenses, including the expenses of any interference or other proceedings, accrued on or after April 1, 2005 in connection with the transferred technologies. Information related to our purchase from Schering AG Group is provided under Notes to Consolidated Financial Statements, Note 8 –Commitments and Contingencies.

In connection with Schering portfolio we acquired the rights to certain patents owned by the University of California related to the use of the catheter as part of the Generx treatment and New York University which held a patent on the Fgf-4 gene.  We have accrued expenses related to royalties and other payments under these licenses.  However, the underlying patents have subsequently expired or are subject to challenge.  Accordingly, we do not anticipate incurring substantial additional royalties or fees under these licenses.

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

Employees

During the fourth quarter of 2014 we implemented significant reductions in headcount, and as of December 31, 2015 we had six full-time employees. We anticipate relying on an outsource model for most of our significant operations, and do not expect our employee headcount to increase significantly during the next 12 months while our products and product candidates advance. Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes.

Available Information

Our website address is www.taxuscardium.com. We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. The information on our website is not part of this or any other report we file with, or furnish to, the SEC. For additional financial information, including financial information about our business, please see the consolidated financial statements and accompanying notes to the consolidated financial statements included under Item 8 of this report.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the risks described below, as well as the other information in this report and in other reports and documents we file with the SEC when evaluating our business and future prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, not presently known to us, or that we currently perceive as immaterial or remote, may also occur. If any of the following risks or any additional risks and uncertainties actually occur, our business could be materially harmed, and our financial condition, results of operations and future growth prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our stock. You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion.

Risks Related to Our Business and Industry

We need substantial additional capital to develop our products and for our operations in the near term. If we are unable to obtain such funds when needed, we may have to delay, scale back or terminate our product development or our business.

Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our products to market will require a commitment of substantial funds in excess of our current capital. The audit opinion accompanying our consolidated financial statements for the year ended December 31, 2015, included under Item 8 of this report, includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

We need to raise substantial additional capital to fund our future operations. We expect capital outlays and operating expenditures for Angionetics to increase over the next several years as it works to advance Generx through late stage clinical trials, secure regulatory approval, begin to commercialization. Angionetics will need to raise additional capital to, among other things:

•	Fund the completion of its U.S.-based Phase 3 AFFIRM clinical trial for Generx;
•	Fund additional clinical trials and preclinical trials for Generx as requested or required by regulatory agencies;
•	Fund clinical trials and preclinical trials for Generx in new indications;
•	Sustain commercialization of Generx or any other new product candidate;
•	Develop manufacturing capabilities, if any;
•	Increase sales and marketing efforts to drive market adoption and address competitive developments;
•	Finance general and administrative expenses;
•	Maintain, expand and protect its intellectual property portfolio;
•	Add operational, financial and management information systems; and
•	Hire additional clinical, quality, scientific, and general and administrative personnel.

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

If we raise capital through the sale of equity securities it may result in substantial dilution to our existing stockholders.

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

In order to raise capital to fund the development of our Generx product candidate we have sold shares in our Angionetics subsidiary.  Our management did this because it believed that it could raise capital at a better valuation, and with less dilution to existing stockholders, than if it were to sell shares of Taxus Cardium.  If Angionetics continues to issue additional equity securities to third party investors, as is currently planned, it will dilute the interest of Taxus Cardium, and consequently our stockholders in Angionetics and the Generx product candidate.

We have incurred losses since our inception in December 2003 and expect to incur significant net losses in the foreseeable future and may never become profitable.

We have sustained operating losses to date and will likely continue to sustain losses as we seek to develop our products and product candidates. We expect these losses to be substantial because of the significant amounts we expect to spend on development activities and clinical trials for our product candidates. As of December 31, 2015, our accumulated deficit was approximately $115 million, and our cash and cash equivalents were approximately $22,000. To date, we have generated very limited revenues and a large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations to continue for at least the next few years.

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

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials.  We may suffer significant setbacks in its clinical trials, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. In the event that Angionetics obtains negative results from the AFFIRM Phase 3 clinical study or receives poor clinical results for other product candidates, or the FDA chooses to block progress of the trials, or does not approve our Biologics License Application for Generx, Angionetics may not be able to generate sufficient revenue or obtain financing to continue operations.  In such event, our ability to execute on our current business plan will be materially impaired, our reputation in the industry and in the investment community would likely be significantly damaged, and the price of our stock would likely decrease significantly.

Our technologies and product candidates may have unacceptable side effects that could delay or prevent product approval.

Side effects of therapeutic technologies can be serious and life threatening.  While we are not presently aware of any side effects from the use of Generx, possible serious side effects of gene transfer include viral or gene product toxicity resulting in inflammation or other injury to the heart or other parts of the body.  The development or worsening of cancer in a patient could potentially be a perceived or actual side effect of gene therapy technologies. Furthermore, there is a possibility of side effects or decreased effectiveness associated with an immune response toward any viral vector or gene used in gene therapy. The possibility of such response may increase if there is a need to deliver the viral vector more than once.

If Generx or any of our product candidates are found, prior to or after any approval for commercial sale, to cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•	We may voluntarily interrupt, delay or halt clinical trials or regulatory authorities may require that we interrupt, delay interrupt, delay or halt clinical trials;
•	Regulatory authorities may deny regulatory approval of our product candidates;
•	Regulatory authorities may withdraw their approval of the product or impose restrictions on distribution in the form of a risk evaluation and mitigation strategy, or REMS;
•	Regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or limitations on the indications for use;
•	We may be required to change the way the product is administered or conduct additional clinical trials;
•	We could be sued and held liable for harm caused to patients; or
•	Our reputation may suffer.

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

We rely on third party clinical research organizations to manage our clinical trials. Consequently we have less control over the conduct of the clinical trials and may experience delays or errors in our clinical trials that could adversely affect our business, financial results and commercial prospects.

To obtain regulatory approvals for new products, we must, among other things, initiate and successfully complete multiple clinical trials demonstrating to the satisfaction of the FDA or other regulatory authority that our product candidates are sufficiently safe and effective for a particular indication. We rely on third party clinical research organizations to assist us in designing, administering and assessing the results of those trials. We are dependent upon them to timely and accurately perform their services. We have experienced, and in the future may experience, delays in our clinical trials. Our development costs will increase and our business may be negatively impacted, if we experience delays in testing or approvals or if we need to perform more or larger clinical trials than planned, for reasons such as the following:

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

•	service providers, collaborators or co-sponsors do not adequately perform their obligations in relation to the clinical study or cause the study to be delayed or terminated;
•	regulatory inspections of manufacturing facilities, which may, among other things, require us or a co-sponsor to undertake corrective action or suspend the clinical studies;
•	the interim results of the clinical study are inconclusive or negative;
•	the clinical study, although approved and completed, generates data that is not considered by the FDA or others to be sufficient to demonstrate safety and efficacy; or
•	changes in governmental regulations or administrative actions affect the conduct of the clinical trial or the interpretation of its results.

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

We rely on collaborations or other arrangements with third parties to sell, market and distribute our products. Under these arrangements third parties would be largely responsible for the timing and extent of sales and marketing efforts, they may not dedicate sufficient resources to our product opportunities, and our ability to cause them to devote additional resources or to otherwise promote sales of our products may be limited.  In addition, to the extent that we enter into licensing, distributorship, co-promotion, co-marketing or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products on a direct basis.

We have entered into agreements with third parties to market our Excellagen product and to date have not been successful in generating material sales.  We have also entered into agreements with third parties to market our Generx product in certain territories if approved by relevant regulatory authorities, but there can be no assurance that the efforts of such third parties will meet our expectations or result in any significant product sales.

Even if approved for marketing, our technologies and product candidates are relatively novel and unproven and they may fail to gain market acceptance.

Our ongoing business and future depends on the success of our technologies and product candidates. Gene-based therapy, like our Generx® product candidate, is a new and rapidly evolving medical approach that has any not been shown to be effective on a widespread basis. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of biologic-based products to date and no gene therapy has yet been successfully commercialized. Our product candidates, and the technology underlying them, are new and unproven and there is no guarantee that health care providers or patients will be interested in our products even if they are approved for use.

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

Our products and product candidates may be in competition with other products for access to these facilities and may be subject to delays in manufacture if our contract manufacturers give other products greater priority than our products. These third parties also may not deliver sufficient quantities of our products, manufacture our products in accordance with specifications, or comply with applicable government regulations. Successful large-scale manufacturing of gene-based therapy products has been accomplished by very few companies, and significant process development changes may be necessary before commercializing and manufacturing any of our biologic product candidates. Additionally, if the manufactured products fail to perform as specified, our business and reputation could be severely impacted.

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

Our products and processes involve the controlled storage, use and disposal of certain hazardous and biological materials and waste products. We and our suppliers and other collaborators are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Even if we and these suppliers and collaborators comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of any insurance we may obtain and exceed our financial resources. We may not be able to maintain insurance on acceptable terms, or at all. We may incur significant costs to comply with current or future environmental laws and regulations.

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

Risks Related to Our Capital Structure

The conversion of our Series A Convertible Preferred Stock will result in substantial dilution to holders of our common stock.

On April 4, 2013, we agreed to issue 4,012 shares of our newly authorized Series A Convertible Preferred Stock to Sabby Healthcare Volatility Master Fund, Ltd. (“Sabby”) for $4.0 million in cash. The Series A Convertible Preferred Stock is convertible into shares of our common stock.  The Series A Convertible Preferred Stock had an initial conversion price of $0.6437 per share. In addition, the conversion price is subject to downward adjustment if we issue common stock or common stock equivalents at a price less than the then effective conversion price. As long as the Series A Convertible Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Series A Convertible Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future.

On July 22, 2015, we entered into an Exchange and Redemption Agreement with Sabby pursuant to which we agreed to reduce the conversion price on the Preferred stock to $0.30 per share. The Exchange and Redemption Agreement granted us a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time during a 120 day period after the date of the agreement, and permanently increased the limitation on indebtedness contained in the Certificate of Designation for the Preferred Stock to allow us to borrow up to $250,000.  As a result of the effective conversion price changing from $0.64 to $0.30 per share, the 1,176 shares of Preferred Stock outstanding at July 22, 2015 became convertible into 3,918,667 shares of our common stock, an additional 2,092,350 compared to before the conversion price change. At December 31, 2015, there were 1,041 shares of Series A Convertible Preferred Stock outstanding.

On September 23, 2016, after the period covered by this report, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at that time. Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the conversion price to $0.18 per share. The Exchange and Redemption Agreement granted us a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time after the date of the Agreement until November 29, 2016.  We entered into the agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Series A Convertible Preferred Stock outstanding became convertible to 5,554,667 shares of our common stock, an additional 2,221,867 compared to before the conversion price change.  A hypothetical conversion of all of the outstanding Preferred Stock into 3,468,804 common shares would increase the common stock outstanding from 13,187,544 shares as of December 31, 2015, to 16,656,348, an increase of 26%.

The exercise of our outstanding warrants and stock options will significantly dilute the ownership interest of existing stockholders.

At December 31, 2015, we had an aggregate of 8,054,346 stock options and warrants outstanding at exercise prices ranging from $0.19 to $55.00. The exercise of some or all of our outstanding warrants would significantly dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock.

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

In light of our small size, limited resources, and dependence on relatively few products or product candidates, our stock price is expected to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this report, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	changes in the economic performance and/or market valuations of other biotechnology and medical device companies;
•	changes in economic conditions in the United States and worldwide;
•	anticipated or unanticipated changes in financial condition, operating results or the perceived value of our business;
•	anticipated or unanticipated changes that affect our ability to list our common stock on a national exchange;
•	developments concerning any research and development, clinical trials, manufacturing, and marketing efforts or collaborations;
•	our announcement of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	announcements of technological innovations;
•	new products that we or our competitors offer;
•	the initiation, conduct and/or outcome of intellectual property and/or litigation matters;
•	changes in financial or other estimates by securities analysts or other reviewers or evaluators of our business;
•	regulatory developments in the United States and other countries;

•	additions or departures of key personnel;
•	sales or other transactions involving our common stock; and
•	global unrest, terrorist activities, and economic and other external factors.

The market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of the common stock, which could cause a decline in the value of the common stock. Price volatility may be increased if the trading volume of our common stock remains limited or declines.

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

We have never paid cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. Our outstanding Series A Convertible Preferred Stock prohibits us from paying any dividends without the consent of the holders of the preferred stock.  In addition any future debt or credit facility we obtain also may preclude or limit our ability to pay any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. At December 31, 2015, we leased the following facility:

Location	Nature of Use	Square Feet	Monthly Base Rent		Lease Expiration Date
11750 Sorrento Valley Road, Suite 250 San Diego, CA USA	Corporate Headquarters Principal executive office	4,419	$10,016-10,367	1	08/31/2016

1

The monthly base rent increased to $10,367 in September 2015. In addition to base rent, we are also required to pay our proportionate share of any increase in operating expenses from 2014 levels for the office park in which our space is located.

On June 23, 2016, subsequent to the period covered by this report, our lease agreement terminated and we entered into a thirty-eight month lease agreement to lease office space commencing on September 30, 2016.  The approximate base monthly rent in the first, second and third years is $3,500, $3,700, and $3,800 respectively. The base monthly rent in the final two months of the agreement is $3,900. The total base rent over the lease term equals $139,800.  We currently lease the following properties, which we believe are adequate to meet our operating requirements for the foreseeable future:

Location	Nature of Use	Square Feet	Monthly Base Rent	Lease Expiration Date
11568 Sorrento Valley Road, Suite 14 San Diego, CA USA	Corporate Headquarters Principal executive office	2,830	$3,500-3,800	10/31/2019

ITEM 3.	LEGAL PROCEEDINGS

In the course of our business, we are routinely involved in proceedings such as disputes involving goods or services provided by various third parties, which we do not consider likely to be material to the technology we develop or license, or the products we develop for commercialization, but which can result in costs and diversions of resources to pursue and resolve. In October 2014, we received a complaint filed by BioRASI LLC (“BioRASI”) in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. In June of 2015, BioRASI amended the complaint to include as plaintiffs additional parties affiliated with bioRASI including Vendevia Group, LLC, Biosciences Research Ltd., and Progressive Scientific Bioresearch, Ltd. We are defending the action and have filed counterclaims.  Although at December 31, 2015, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC QB market under the symbol “CRXM.” Prior to January 24, 2014, our common stock traded on the NYSE MKT market. Below are the high and low closing bid prices of our common stock for the time it has traded on the OTC QB and the high and low closing sales prices for the time it traded on the NYSE MKT, for each quarter in the nine months ended September 30, 2016, for the fourth quarter of 2016 through December 22, 2016 and the years ended December 31, 2015 and 2014:

	2016		2015		2014
	High	Low	High	Low	High	Low
First Quarter	$0.35	$0.16	$0.21	$0.16	$0.80	$0.50
Second Quarter	$0.19	$0.12	$0.56	$0.19	$0.70	$0.46
Third Quarter	$0.36	$0.14	$0.39	$0.18	$0.65	$0.36
Fourth Quarter	$0.25	$0.13	$0.34	$0.15	$0.39	$0.18

Holders

As of December 29, 2016, there were approximately 100 stockholders of record of our common stock. Based in information we receive from brokerage firms in connection with proxy solicitations, we believe that there are approximately 5,000 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

On April 4, 2015 we entered into a term sheet with Shenzhen Qianhai Taxus, whereby we proposed to sell Shenzhen Qianhai Taxus 600,000 shares of common stock in our Angionetics subsidiary in exchange for $3.0 million in cash.   The $3.0 million was to be paid in tranches that were to be completed by May 31, 2015. Shenzhen Qianhai Taxus paid $600,000 of the financing, which was recorded as common stock issuable.   Since Shenzhen Qianhai Taxus did not complete this transaction, instead Huapont agreed to fund the investment. Shenzhen Qianhai Taxus is eligible to apply this amount toward the purchase of common stock of the Company or its subsuduaries based on terms and conditions approved by the Company’s Board of Directors.  This contribution is committed and not refundable to Shenzhen Qianhai Taxus.

Repurchases of Equity Securities

During the year ended December 31, 2015, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.

Equity Compensation Plan Information

We have an equity incentive plan that was established in 2005 under which 283,058 shares of our common stock were reserved for issuance to employees, non-employee directors and consultants.  The 2005 Equity Inventive Plan was approved by our stockholders.  The 2005 Equity Incentive Plan expired on October 20, 2015, ten years after its adoption, and we are no longer able to issue share or awards under that plan. All options or other awards issued under the 2005 Equity Incentive plan prior to its expiration remain outstanding in accordance with their terms.

On February 28, 2014, outside of the 2005 Equity Incentive Plan, we issued 1,457,100 common stock warrants to directors, officers and chief medical advisor. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.80 per share, which represented a 57% premium to the closing stock price on the date of issuance. The common stock warrants had a fair value of $0.34 per share and vested immediately.  We recorded $505,057 of stock-based compensation related to these common stock warrants.  These warrants carry a preemptive anti-dilution right which is activated if shares are sold at a price below the $0.80 exercise price of the warrant. This feature increases the number of common shares in which these warrants are exercisable into, but the exercise price still remains at $0.80 per share. As a result of the final tranche of the Shanxi Taxus equity transaction completed in December 2014 and the Exchange and Redemption Agreement with Sabby, the 1,457,100 common stock warrants are now exercisable into 3,885,598 shares of common stock at a price of $0.80 per share.  We recorded $371,770 and $505,057 of stock-based compensation during the years ended December 31, 2015 and 2014, respectively related to the additional common stock warrants.

On March 23, 2015, outside of the 2005 Equity Incentive Plan, we issued 1,125,000 common stock warrants to directors, officers and chief medical advisor. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 216% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.10 per share and vested immediately.  We recorded $117,375 of stock-based compensation related to these common stock warrants.  These warrants carry a preemptive anti-dilution right which is activated if shares are sold at a price below the $0.60 exercise price of the warrant. This feature increases the number of common shares in which these warrants are exercisable into, but the exercise price still remains at $0.60 per share. As a result of the Exchange and Redemption Agreement with Sabby, the 1,125,000 common stock warrants are now exercisable into 2,250,000 shares of common stock at a price of $0.60 per share.  We recorded $215,893 in stock-based compensation related to the additional warrants.

On March 23, 2015, we issued 10,000 non-qualified stock options to directors. The options were approved by our Board of Directors, have a seven year term and an exercise price of $0.19 per share, which equaled the closing stock price on the date of issuance. The stock options had a fair value of $0.14 per share.  We recorded $262 of stock-based compensation related to these stock options.

On May 1, 2015, outside of the 2005 Equity Incentive Plan, we issued 550,000 common stock warrants to directors and employees. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 20% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.37 per share and 300,000 vested immediately. 250,000 warrants have a 1 year cliff vesting. We recorded $166,627 of stock-based compensation related to these common stock warrants.  These warrants carry a preemptive anti-dilution right which is activated if shares are sold at a price below the $0.60 exercise price of the warrant. This feature increases the number of common shares in which these warrants are exercisable into, but the exercise price still remains at $0.60 per share. As a result of the Exchange and Redemption Agreement with Sabby, the 550,000 common stock warrants are now exercisable into 1,100,000 shares of common stock at a price of $0.60 per share.  We recorded $106,138 in stock-based compensation related to the additional warrants.

On May 8, 2015, outside of the 2005 Equity Incentive Plan, we issued 100,000 common stock warrants to a consultant. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 33% premium to the closing stock price on the date of issuance.  The commons stock warrants had a fair value of $0.41 per share.  40,000 warrants vested immediately, and the remaining 60,000 warrants vested over three quarters. On August 4, 2015, the consulting agreement was terminated and the remaining 60,000 unvested warrants cancelled per the terms of the consulting agreement and the common stock purchase warrant. We recorded $6,868 of stock-based compensation related to these common stock warrants.

The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of December 31, 2015.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	62,000	$27.96	—
Equity compensation plans not approved by stockholders	7,275,598	$0.71	—
Total	7,337,598	$0.94	—

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the last two years ended December 31, 2015. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Statements in the following discussion that are not historical in nature are forward looking statements, and inherently subject to risk. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary from our historical operations and from our current expectations of future results.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 7 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 7 and this report.

We are an operating company that manages a medical technologies portfolio of equity-based and potential royalty-driven investments as follows: (1) Angionetics, currently a majority-owned subsidiary focused on the late-stage clinical development and commercialization of Generx®, an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease; (2) Activation Therapeutics, a wholly owned subsidiary focused on the development and commercialization of the Excellagen® technology platform, an FDA-cleared flowable dermal matrix for advanced wound care that we believe has broad potential applications as a delivery platform for small molecule drugs, proteins and biologics; (3) LifeAgain a wholly-owned subsidiary that has developed an advanced medical data analytics (ADAPT®) technology platform focused on developing new and innovative products for the life insurance and healthcare sectors; and (4) a minority investment in Healthy Brands Collective, a functional food and nutraceutical company which acquired the Company’s To Go Brands® business.

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

2015 Developments

We entered 2015 with limited working capital.  Our principal operating targets for 2015 were: (1) continue to advance the commercialization of our products and product candidates, (2) secure additional financing to support our continued operations, and (3) manage our operating expenses.  Highlights of our efforts against these targets included the following:

Advancement of Products and Product Candidates

Generx:  During 2015 our management evaluated information from our (ASPIRE) clinical study based in the Russian Federation and evaluated alternatives for financing the continued clinical trials that are necessary to complete the commercialization of Generx.  We determined to finance the development of Generx through the sale of equity in Angionetics to effect an asset “value unlock” of Taxus Cardium’s undervalued cardiovascular gene therapy technology platform. Under the current plan, Angionetics holds the rights to our Generx platform technology and is transitioning into a fully independent entity in order to raise capital based on a valuation of the Generx platform technology for the purpose of funding the development and commercialization of Generx. After Angionetics is fully capitalized, the Company intends to retain a significant interest in Angionetics and return value to shareholders based on an increased value of its holdings through the independent external market valuation of Angionetics and the Generx platform technology.

Along with the determination to sell equity in Angionetics, our management team initiated a comprehensive review of Generx regulatory and clinical dossier.  After evaluation, we determined to wind down our clinical studies in the Russian Federation, and elected to primarily focus on the clinical advancement and registration of Generx in the United States and China.  We believe those to be the most dynamic medical markets in the world for new and novel breakthrough products like the Generx product candidate. In December 2015 we submitted an application to conduct the AFFIRM Phase 3 clinical trial to the U.S. Food & Drug Administration.  The FDA Center for Biologics Evaluation and Research (CBER) has accepted and designated Angionetics Inc. as the sponsor, and acknowledged Angionetics’ U.S. activation of the Ad5FGF-4 (Generx) Investigational New Drug Application (IND) pursuant to Section 505(i) of the Federal Food, Drug and Cosmetic Act. The previously granted FDA “Fast Track” designation for the Generx® development program continues forward.

Excellagen: Our Excellagen product has been approved by the FDA for use in wound healing applications such as diabetic foot ulcers. During 2015 we did not have the working capital to support the commercial launch of Excellagen, which requires capital for development of inventory, securing reimbursement classification from third party payors, advertising and sales support.  We solicited distribution partners for Excellagen, but did not identify any distributors in the U.S. that were willing to invest the capital necessary to support a commercial launch.  Accordingly we did not generate any revenues from the sale of Excellagen during 2015.

While we continue to believe that Excellagen is a viable stand-alone product with significant market potential, without the funds to support its commercial launch, we have looked at opportunities to sell Excellagen in order to generate working capital to support our continued development of Generx.  We engaged in discussions with a few parties during 2015, but no formal agreements or arrangements were reached or are in place at this time.

LifeAgain: The initial product offering from our LifeAgain subsidiary was Blue Metric term life, an insurance program for men with prostate cancer. LifeAgain established a relationship with Symetra Financial Corporation to provide the insurance policies to me in the United States, based on actuarial information developed with our ADAPT technology.  On August 11, 2015, Symetra Financial Corporation, announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. Following the transaction, Symetra advised us that it was discontinuing its partnership with LifeAgain.  As a result, we are not currently offering the Blue Metric term life product.

Healthy Brands Collective: During 2015 we continued to look to monetize our investment in Healthy Brands Collective.  At the time of our investment in 2013, Healthy Brands Collective had completed a number of acquisitions and expressed an intent to complete an initial public offering.  Since that time Healthy Brands has not completed a liquidity event.  We continue to look for an opportunity to monetize our investment in Healthy Brands Collective, but have no agreements or arrangements in place at this time.  During the year ended December 31, 2015 we took a further impairment charge of $300,000 against our investment in Healthy Brands Collective, writing off the entirety of our investment.

Financing -- Shenzhen Qianhai Taxus Financing

On April 4, 2015 we entered into a term sheet with Shenzhen Qianhai Taxus, whereby we proposed to sell Shenzhen Qianhai Taxus 600,000 shares of common stock in our Angionetics subsidiary in exchange for $3.0 million in cash.   The $3.0 million was to be paid in tranches that were to be completed by May 31, 2015. Shenzhen Qianhai Taxus paid $600,000 of the financing, which was recorded as common stock issuable.   Since Shenzhen Qianhai Taxus did not complete this transaction, instead Huapont agreed to fund the investment.  Shenzhen Qianhai Taxus is eligible to apply this amount toward the purchase of common stock of the Company or its subsudiaries based on terms and conditions approved by the Company’s Board of Directors.  This contribution is committed and not refundable to Shenzhen Qianhai Taxus.

On July 22, 2015, we entered into an Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Ltd. (“Sabby”) relating to the 1,176 outstanding shares of Taxus Cardium’s Series A Convertible Preferred Stock (“Preferred Stock”) that remained outstanding at that time.  Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the conversion price of the Preferred Stock to $0.30 per share, in exchange for (1) a right to redeem any or all of the outstanding Preferred Stock for its stated value (approximately $1,000 per share) at any time during a 120 day period after the date of the Agreement, and (2) an increase in the limitation on certain indebtedness contained in the Certificate of Designation for the Preferred Stock to allow us to borrow up to $250,000. As a result of the conversion price changing from $0.64 to $0.30 per share, the 1,176 shares of Preferred Stock outstanding became convertible into 3,918,667 shares of Taxus Cardium common stock, an additional 2,092,350 compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock into 3,468,804 common shares would increase the common stock outstanding from 13,187,544 shares as of December 31, 2015, to 16,656,348, an increase of 26%.  As a result of such holder entering into the Agreement, for which the fair value of preferred stock before and after the modification was a substantially different, the modification was accounted for as an extinguishment.  Consequently, we recorded a deemed dividend totaling $627,705 in the statement of operations in arriving at net loss to common shareholders.

Management of Operating Expenses

Because of financial constraints, we reduced headcount at the end of 2014.  After that time, our employees have experienced reduced or deferred salaries.  On April 3, 2015, Dennis Mulroy resigned as our Chief Financial Officer of Taxus Cardium. Mr. Mulroy resigned to pursue other opportunities and his departure was not due to any dispute or disagreement with the Company. He did not receive any severance payments under his employment agreement in connection with his departure.  After Mr. Mulroy’s departure, our Chief Executive Officer, Mr. Reinhard, took on the responsibilities as our Chief Financial Officer.  At December 31, 2015, we had six full-time employees. We anticipate relying on an outsource model for most of our significant operations, and do not expect our employee headcount to increase significantly during the next 12 months while our products and product candidates advance.

Also during 2015 we relocated and downsized our corporate headquarters.  The move reduced our annual facilities expense from approximately $121,000 to approximately $42,000.

Subsequent Events--2016 Developments

In calendar 2016, after the period covered by this report, we continued our efforts to advance our products and product candidates and to secure financing to support our continued operations.  Significant activities during that period included the following:

Angionetics Contribution Agreement

On May 4, 2016, Bayer Pharma AG agreed to the transfer of the Technology Transfer Agreement from Taxus Cardium to Angionetics.  Accordingly, Angionetics has assumed the obligation for any milestone payment required to be paid to Bayer Pharma AG.  Under the terms of the Technology Transfer Agreement, Angionetics also may be obligated to pay the following royalties to Bayer Pharma AG: (i) 5% on net sales following a first commercial sale of an FGF-4 based product in the United States, Europe, or Japan, or (ii) 4% on net sales of other products developed based on technology transferred by Bayer Pharma AG (as successor to Schering AG) following a first commercial sale in the United States, Europe, or Japan, and (iii) a royalty of 2.5% (for FGF-4 based technology) or 2%

(for other products) in territories where the product would not infringe the patents licensed by Bayer Pharma AG (as successor to Schering AG).  Angionetics will also be obligated to reimburse Bayer Pharma AG for patent expenses, including the expenses of any interference or other proceedings, accrued on or after April 1, 2005 in connection with the transferred technologies.  To date there have been no sales or payments under this agreement.

On June 6, 2016, we entered into a Contribution Agreement with our Angionetics subsidiary pursuant to which we assigned to Angionetics certain intellectual property and other assets related to the Generx platform technology in consideration of a $2.0 million technology transfer fee to be paid by Angionetics to Taxus Cardium upon completion of an equity financing in excess of $20 million or upon change in control of Angionetics. Assets contributed to Angionetics included the Ad5FGF-4 Master Virus Bank (frozen), HEK 293 Producer Cell Bank (frozen), developmental histories and lineages for Master Virus Bank and Master Cell Bank, the Ad5FGF-4 Genomic Sequence, Ad5FGF-4 batch production records, manufacturing testing protocols and specifications, product release testing reports, and certificates of analysis, and stability. In addition, we assigned the clinical sponsorship of the Generx Ad5FGF-4 investigational new drug application to Angionetics, which was accepted by the FDA.

Huapont Life Sciences Financing Agreement

On June 7, 2016, Taxus Cardium and Angionetics entered into a Share Purchase Agreement with Pineworld Capital Limited an entity affiliated with Huapont Life Sciences Co. Ltd, a China-based pharmaceutical, and active pharmaceutical ingredient company (“Huapont”).   Pursuant to the Share Purchase Agreement, Angionetics agreed to sell 600,000, shares of its newly authorized Series A Convertible Preferred Stock (the “Shares”) to the Huapont affiliate in exchange for $3,000,000 in cash.  The Shares represent an initial 15% equity interest in Angionetics, resulting in a post-money valuation of $20.0 million for Angionetics, subject to certain anti-dilution protection described below.  The investment from the Huapont affiliate was made in two tranches. The closing of the initial tranche of 200,000 Shares for $1,000,000 occurred on July 5, 2016. The closing of the second tranche of 400,000 Shares for $2,000,000 was conditioned upon Angionetics securing FDA clearance to initiate a new U.S.-based Phase 3 clinical study (the AFFIRM study) to evaluate the safety and definitive efficacy of the Generx® [Ad5FGF-4] product candidate for the treatment of patients with ischemic heart disease and refractory angina.  On September 28, 2016, following FDA clearance of the Phase 3 AFFIRM study, Angionetics received $2,000,000 from the closing of the second tranche.

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

Generx License Agreement in Mainland China

On June 7, 2016, Angionetics entered into a Distribution and License Agreement with Pineworld Capital Limited, an entity affiliated with Huapont. Under the terms of the agreement, the Huapont affiliate has been granted an exclusive license to clinically develop, manufacture, market and sell the Generx® [Ad5FGF-4] angiogenic gene therapy product candidate in mainland China.  Angionetics will be responsible for conducting the planned U.S.-based Phase 3 clinical program.  Working in cooperation with researchers at Angionetics, Huapont’s affiliated entity has agreed to use commercially reasonable efforts to conduct clinical trials, make regulatory filings and take such other actions as may be necessary to commercialize Generx® in mainland China. Huapont’s affiliate will be responsible the costs associated with the commercial development of Generx® in mainland China.

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

Termination of Russian Generx Clinical Development Program

Following the formation and initial capitalization of Angionetics, our management team initiated a comprehensive review of the global Generx regulatory and clinical dossier, and elected to primarily focus on the clinical advancement and registration of Generx in the United States and China, which we believe to be the most dynamic medical markets in the world for new and novel breakthrough products such as the Generx product candidate. As a result of this review, on July 13, 2016 we notified Dr. Reddy’s Laboratories (NYSE: RDY) of our plan to discontinue Generx development in the Russian Federation. Consequently, our previously reported commercialization opportunity with Dr. Reddy’s Laboratories will not be advanced to a definitive agreement.

FDA Approval of U.S. based Phase 3 Clinical Trial (AFFIRM)

On September 9, 2016, Angionetics was granted FDA clearance to proceed with a new U.S.-based Phase 3 clinical trial to evaluate the further safety and definitive efficacy of Generx [Ad5FGF-4] for men and women with advanced ischemic heart disease and refractory angina.

Exchange and Redemption Agreement

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Taxus Cardium Preferred Stock outstanding at the time. Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to reduce the conversion price at which Sabby can convert shares of Preferred Stock to shares of common stock to an effective price of $0.18 per share. The Exchange and Redemption Agreement grants Taxus Cardium a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time after the date of the Agreement until November 29, 2016.  We entered into the agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Preferred Stock outstanding became convertible to 5,554,667 shares of common stock, an additional 2,221,867 compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock of 928 shares as of December 29, 2016 into 5,154,674 common shares would increase the common stock outstanding from 13,723,544 shares as of December 29, 2016, to 18,878,218, an increase of 38%.  The reduction in the conversion price under the Exchange and Redemption Agreement triggered an anti-dilution protection in 7,235,600 previously granted common stock purchase warrants not held by Sabby, resulting in an additional 4,823,733 warrant shares to be granted for a total of 12,059,333 common stock purchase warrant with anti-dilutive provisions outstanding. The exercise price per common share in these warrants remains unchanged as the original common stock purchase warrant, a weighted average price of $0.71 per share.

As of December 29, 2016, there were 13,723,544 shares of common stock issued and outstanding. There were 928 issued and outstanding shares of Series A Convertible Preferred Stock which are convertible into 5,154,674 shares of common stock. In addition, there were 17,000 shares of common stock issuable upon the exercise of stock options which were awarded under the 2005 Equity Inventive Plan, which have a weighted average exercise price of $15.50 per share. As of December 29, 2016, there were 7,275,598 shares of common stock issuable upon the exercise of outstanding warrants which have an average exercise price of $0.71 per share for a total conversion price of $5,165,675, these warrants may also be redeemed through a cashless exercise whereby the warrant holder surrenders the required number of warrants needed to exercise the remaining warrants.

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 1 in this report have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes.

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

We calculate the value of equity compensation expense associated with the issuance of warrants and stock options using the Binomial and Black-Scholes Option Model. Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of a number of subjective assumptions including the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, equity–based compensation could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If actual forfeiture rate is materially different from the estimates, the equity–based compensation could be significantly different from what we have recorded in the current period. If we were to undervalue our derivative liabilities or stock option compensation expense we would understate the expense recognized in our consolidated statements of operation. Conversely if we were to overvalue our warrant and stock option compensation expenses we would overstate the expense recognized in our consolidated statements of operations.

We periodically review the carrying amount of our long lived assets to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. On November 15, 2013, we sold the assets of our To Go Brands business to Cell-nique Corporation (the owner of Healthy Brands Collective) in exchange for 33,441 shares of preferred stock (representing approximately 4% of the outstanding shares of common stock on a fully diluted basis) and the assumption of certain liabilities. Since Cell-nique Corporation is a private company we have recorded the value of those shares of preferred stock on our balance sheet as an investment in Cell-nique Corporation, at the net asset value of the net assets transferred (cost) to Cell-nique Corporation. During the year ended December 31, 2014, we believed there were certain impairment triggering events and circumstances which warranted an evaluation of our investment in the Cell-nique preferred shares and we recorded a non-cash impairment charge of $1,399,672, leaving a remaining fair value of preferred shares in Cell-nique of $300,000. During the year ended December 31, 2015, we believed there were certain impairment triggering events and circumstances which warranted an evaluation of our investment in the Cell-nique preferred shares and a further non-cash impairment charge of $300,000 was recorded.

In December 2011, we entered into a series of agreements with Source One Global Partners, LLC, (“SourceOne”) related to a strategic relationship for our nutraceuticals business. Under these agreements, we issued 75,000 shares of our common stock for an option to purchase to a 15% ownership interest in SourceOne. The 75,000 shares were recorded at a value of $5.80, for an aggregate of $435,000, based on the closing price of our stock on December 19, 2011. During the year ended December 31, 2014, we believed there were certain impairment triggering events and circumstances that warranted an evaluation of its investment in the SourceOne option and as a result a non-cash impairment charge of $435,000 was recorded. In connection with the SourceOne transactions we also acquired the license to option certain technology from SourceOne, in exchange for an additional 75,000 shares of our common stock, which were to be held in escrow until the exercise of such a license. The technology license expired in December 2015 and pursuant to its terms 37,500 shares of the escrowed common stock was released to SourceOne.  The remaining 37,500 shares were released back to Taxus Cardium and cancelled.

Other significant accounting policies are described in the notes to our consolidated financial statements.

Results of Operations

Fiscal 2015 Compared to Fiscal 2014

Research and development expenses for the year ended December 31, 2015 were $361,484 compared to $640,425 for the same period in 2014. The decrease of $278,941 or 44% was primarily attributable to reductions in production and testing costs for Excellagen. Those expenses decreased $286,889 period over period as we determined to defer further efforts to commercialize Excellagen until we had secured a strategic distribution arrangement, together with sufficient working capital to finance product inventory, marketing and sales sufficient to support a commercial launch of the product.  We also had a $44,539 decrease in expenses related to our Generx ASPIRE study in Russia, as we determined to shift our clinical development focus to the AFFIRM Phase 3 clinical trial in the United States.  These reductions were offset by a $52,487 increase in costs primarily related to storage costs and stock-based compensation expense.

Selling, general and administrative expenses for the year ended December 31, 2015 were $2,753,482 compared to $2,935,863 for the year ended December 31, 2014. The decrease of $182,381 or 6% was the result of a number of cash savings initiatives during the second half of each of 2014, including headcount and salary reductions as well as reductions in facilities costs through the relocation of our corporate headquarters. These initiates reduced selling general and administrative expenses by $831,697 in 2015 compare to 2014 levels.  The expense reductions were offset by an increase in stock-based compensation expense of $570,343 associated with warrants granted to our directors and employees during the period. In addition we experienced an increase in professional services of $213,524 in connection with the re-initiation of audit services and with legal services in connection with our strategic transactions and financing efforts.

Interest expense for the year ended December 31, 2015 was $82,594 compared to $94,576 for the year ended December 31, 2014.  Interest expense represents interest costs in connection with cash advances received from an officer of the Company.

Other expense of $500,000 for the year ended December 31, 2015 included non-cash impairment charges of $300,000 associated with the write down of our investment in Cell-nique Corporation or Healthy Brands Collective and $200,000 write-off of a vendor credit for future services.  Other expense of $1,834,672 for the year ended December 31, 2014 included non-cash impairment charges of $1,399,672 associated with a write-down of our investment in Healthy Brands Collective and $435,000 associated with the write-down of our investment in SourceOne Global Partners LLC.

Net loss for the year ended December 31, 2015 was $3,697,560, which included $985,114 of non-cash stock based compensation expense and non-cash impairment charges of $500,000 as described above. Net loss for the year ended December 31, 2014 was $5,505,536 which included $508,628 of stock-based compensation expense and non-cash impairment charges of $1,834,672 as described above.

Liquidity and Capital Resources

As of December 31, 2015, we had $21,547 in cash and cash equivalents. Our working capital deficit at December 31, 2015 was $3,800,864. Since our inception we have incurred recurring losses and as of December 31, 2015, we had accumulated deficit of approximately $115 million.

Net cash used in operating activities was $1.1 million for the year ended December 31, 2015 compared to $2.6 million for the year ended December 31, 2014. The decrease in net cash used in operating activities was due primarily to spending and headcount reductions implemented in the second half of 2014.

We had no net cash used in investing activities for the year ended December 31, 2015 and 2014. At December 31, 2015 we did not have any significant capital expenditure requirements.

Net cash provided by financing activities was $857,709 for the year ended December 31, 2015 compared to $2,818,357 for the same period in 2014.

For the year ended December 31, 2015, net cash received from financing activities was comprised of a $600,000 investment from Shenzhen Qianhai Taxus Industry Capital Management Co. (“Shenzhen Qianhai Taxus”) and $257,709 net cash advances received from our Chief Executive Officer to cover ordinary operating expenses. On April 4, 2015 we entered into a binding term sheet with Shenzhen Qianhai Taxus to purchase 15% of Angionetics’ outstanding common stock for an aggregate purchase price of $3,000,000 or 600,000 shares at $5 per share, payable in three tranches to be completed by May 30, 2015. On completion of the purchase, Taxus Cardium was to grant Shenzhen Qianhai Taxus a right of first negotiation for exclusive license agreements to fund local country registrations, market and sell Generx®, Excellagen®, and LifeAgain ® products in certain Asian markets.  Shenzhen Qianhai Taxus paid the initial tranche of $600,000 in 2015 but did not complete the transaction.   Shenzhen Qianhai Taxus subsequently agreed to treat the $600,000 payment as an equity subscription for the future purchase shares of Angionetics and/or Taxus Cardium common stock at a fair market price at the time of the purchase as determined by our Board of Directors.  Shenzhen Qianhai Taxus has relinquished any right or economic interest in the license agreement for Generx®, is currently negotiating with the Company for a license for Excellagen in Asia®, and has retained rights to LifeAgain® in the Asian markets.

For the year ended December 31, 2014, net cash from financing activities was the result of two tranches of a common stock equity financing with Shanxi Taxus Pharamaceuticals Co. Ltd. (“Shanxi Taxus”) for aggregate proceeds, net of issuance costs, of $2,129,924 and $688,433 of cash advanced from our Chief Executive Officer to cover ordinary operating expenses.  On February 28, 2014, we entered into a stock purchase agreement which granted Shanxi Taxus the right to purchase up to $5.0 million of our common stock. The purchases were to occur in up to five tranches, each at a 10% premium to the then-current trailing average market prices of our common stock at the time of each closing. In February 2014, the Company closed the initial tranche of funding by selling 714,286 shares of common stock at $0.70 per share. On May 12, 2014, Shanxi Taxus acquired a second tranche of $1.5 million by purchasing 2,330,278 shares of common stock at $0.6437 per share a mutually agreed upon price. In December 2014, Shanxi Taxus acquired a portion of the third tranche of $300,000 by purchasing 466,056 shares of common stock at $0.6437 per share a mutually agreed upon price. The common stock issued to Shanxi Taxus is unregistered, but under the terms of the Stock Purchase Agreement, we agreed to grant the investor piggyback registration rights in the event that the Company files a registration statement for other shares of common stock. No warrants were issued in connection with the transaction.  Following the completion of these three investment tranches, at year-end 2014, Shanxi Taxus had invested $2.3 million in Taxus Cardium and owned 3,510,620 shares or 27.5% of the Company’s common stock.

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

Our principal business objective is to advance or Generx product candidate through the AFFIRM Phase 3 clinical trial and to begin commercialization of Generx in the United States.  In order to secure the requisite funding we intend to sell debt or equity securities in Taxus Cardium or Angionetics.  We will also look to monetize our other investments, including the possible sale of equity in Activation

Therapeutics, LifeAgain or Healthy Brands Collective. If we fail to conclude such a financing or sale transaction in a timely manner, we will not generate sufficient cash flows to cover our operating expenses.

On June 7, 2016, after the period covered by this report, Taxus Cardium and Angionetics entered into a Share Purchase Agreement with Pineworld Capital Limited an entity affiliated with Huapont as described above.  In connection with this agreement, Angionetics sold 600,000 shares of its newly authorized Series A Convertible Preferred Stock to the Huapont affiliate in exchange for $3,000,000 in cash. The Shares represent an initial 15% equity interest in Angionetics, resulting in a post-money valuation of $20.0 million for Angionetics, subject to certain anti-dilution protection.  .

Angionetics will require substantial additional capital to complete the Phase 3 AFFIRM study.  We estimate that we will need an additional $25 to $50 million in additional capital to complete that study.  We plan to secure that capital through the sale of additional equity or debt securities. There are no agreements or arrangement for any additional financing in place at this time.

Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any significant off-balance sheet debt, nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued a number of new Accounting Standards Update which will or may impact our consolidated financial statements, including Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting; Accounting Standards Update 2016-02, Leases (Topic 842); Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes; Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory; Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going. We will implement the changes required by Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity in future financial statements and are currently evaluating the effects of the other Accounting Standards Update listed above on our consolidated financial statements. Additional information concerning the nature of requirements of these Accounting Standards Updates is contained in Note 2 of the Notes to Consolidated Financial Statements contained in this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Taxus Cardium Pharmaceuticals Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Taxus Cardium Pharmaceuticals Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taxus Cardium Pharmaceuticals Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, New York

December 29, 2016

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$21,547	$216,733
Inventories, net	—	—
Prepaid expenses and other assets	9,231	202,957
Total current assets	30,778	419,690
Property and equipment, net	6,525	16,414
Investment	—	300,000
Other long term assets	—	9,989
Total other assets	6,525	326,403
Total assets	$37,303	$746,093
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,790,648	$1,204,302
Accrued liabilities	1,094,852	535,251
Advances from officer	946,142	688,433
Current liabilities	3,831,642	2,427,986
Total liabilities	3,831,642	2,427,986
Commitments and contingencies
Stockholders’ deficit:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 1,041 at December 31, 2015 and 1,176 at December 31, 2014, with liquidation preferences of $1,000	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 13,187,544 at December 31, 2015 and 12,775,044 at December 31, 2014	1,319	1,278
Common stock issuable	600,000	—
Additional paid-in capital	110,763,761	109,150,983
Accumulated deficit	(115,159,419)	(110,834,154)
Total stockholders’ deficit	(3,794,339)	(1,681,893)
Total liabilities and stockholders’ deficit	$37,303	$746,093

See accompanying notes, which are an integral part of these consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014
Operating expenses
Research and development	$(361,484)	$(640,425)
Selling, general and administrative	(2,753,482)	(2,935,863)
Total operating expenses	(3,114,966)	(3,576,288)
Loss from operations	(3,114,966)	(3,576,288)
Other expenses:
Impairment loss	(500,000)	(1,834,672)
Interest expense	(82,594)	(94,576)
Total other expenses	(582,594)	(1,929,248)
Net loss	(3,697,560)	(5,505,536)
Deemed dividend on preferred stock	627,705	—
Net loss applicable to common stockholders	$(4,325,265)	$(5,505,536)
Net loss per share—basic and diluted	$(0.34)	$(0.50)
Weighted average number of common shares outstanding – basic and diluted	12,859,938	11,121,871

See accompanying notes, which are an integral part of these consolidated financial statements.

TAXUS CARDIUM PHARMACEUICALS GROUP, INC. AND SUBSIDIAIRES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Series A Convertible Preferred Stock		Common Stock Issuable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Shares	Amount
Balance—January 1, 2014	8,810,624	$881	1,500	$—	$—	$106,512,828	$(105,328,618)	$1,185,091
Issuance of common stock for cash, net of issuance costs of $170,000	3,510,620	351				2,129,573		2,129,924
Stock-based compensation						508,628		508,628
Issuance of common stock on conversion of preferred stock	453,800	46	(324)			(46)		—
Net loss							(5,505,536)	(5,505,536)
Balance—December 31, 2014	12,775,044	1,278	1,176	—	—	109,150,983	(110,834,154)	(1,681,893)
Common stock issuable					600,000			600,000
Stock-based compensation						985,114		985,114
Issuance of common stock on conversion of preferred stock	450,000	41	(135)	—		(41)		—
Common stock held in escrow cancelled	(37,500)	—						—
Deemed dividend on preferred stock						627,705		627,705
Net loss							(4,325,265)	(4,325,265)
Balance—December 31, 2015	13,187,544	$1,319	1,041	$—	$600,000	$110,763,761	$(115,159,419)	$(3,794,339)

See accompanying notes, which are an integral part of these consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(3,697,560)	$(5,505,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,889	13,782
Provision for obsolete inventory	—	159,831
Stock-based compensation	985,114	508,628
Impairment loss	500,000	1,834,672
Changes in operating assets and liabilities
Prepaid expenses and other assets	3,715	106,243
Deposits	—	120,000
Accounts payable	586,346	214,023
Accrued liabilities	559,601	(75,756)
Net cash used in operating activities	(1,052,895)	(2,624,113)
Cash Flows From Financing Activities
Proceeds from officer’s loan	257,709	688,433
Proceeds from common stock issuable	600,000	—
Proceeds from sale of preferred and common stock, net of issuance costs of $170,000	—	2,129,924
Net cash provided by financing activities	857,709	2,818,357
Net increase (decrease) in cash and cash equivalent	(195,186)	194,244
Cash and cash equivalents at beginning of year	216,733	22,489
Cash and cash equivalents at end of year	$21,547	$216,733
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,547	$—
Cash paid for income taxes	$3,200	$3,200

See accompanying notes, which are an integral part of these consolidated financial statements

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Liquidity

Organization

Taxus Cardium was incorporated in Delaware in December 2003. We are an operating company that manages a medical technologies portfolio of equity-based and potential royalty-driven investments as follows: (1) Angionetics, currently a majority-owned subsidiary focused on the late-stage clinical development and commercialization of Generx®, an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease; (2) Activation Therapeutics, a wholly owned subsidiary focused on the development and commercialization of the Excellagen® technology platform, an FDA-cleared flowable dermal matrix for advanced wound care that we believe has broad potential applications as a delivery platform for small molecule drugs, proteins and biologics; (3) LifeAgain a wholly-owned subsidiary that has developed an advanced medical data analytics (ADAPT®) technology platform focused on developing new and innovative products for the life insurance and healthcare sectors; and (4) a minority investment in Healthy Brands Collective, a functional food and nutraceutical company which acquired the Company’s To Go Brands® business.

Based on our business strategy of partnering or otherwise monetizing products and product candidates with third party commercialization partners, two subsidiaries have been formed to coordinate the independent monetization and funding activities of its core products and technologies. The Angionetics Inc. subsidiary will focus on the late-stage clinical development and commercialization of Generx ® an angiogenic gene therapy product candidate, and the Activation Therapeutics, Inc. subsidiary will focus on the commercialization of the Excellagen ® FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics.

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

Our business is focused on the acquisition and strategic development of product opportunities or businesses having the potential to address significant unmet medical needs, and having definable pathways to commercialization. We intend to consider various corporate development transactions designed to place its product candidates into larger organizations or with partners having existing commercialization, sales and marketing resources, and a need for innovative products. Such transactions could involve the sale, partnering or other monetization of particular product opportunities or businesses.

We have yet to generate positive cash flows from operations, and are essentially dependent on equity and debt funding to finance our operations.

Liquidity and Going Concern

As of December 31, 2015, we had $21,547 in cash and cash equivalents. Our working capital deficit at December 31, 2015 was $3,800,864. We have incurred recurring losses and as of December 31, 2015, we have an accumulated deficit of $115 million. During the years ended December 31, 2015 and 2014, we used approximately $1.1 million and $2.6 million of cash in our operating activities.

Our primary source of capital resources is from proceeds from sales of our equity securities. During the years ended December 31, 2015 and 2014, we raised net proceeds of approximately $0.6 million and $2.1 million, respectively from the sale or subscription of common stock and preferred stock to be used for general corporate purposes, including, but not limited, research and development activities and for working capital.

We anticipate that negative cash flows from operations will continue for the foreseeable future. We have yet to generate positive cash flows from operations, and are essentially dependent on equity and debt funding to finance our operations.  We currently do not have any unused credit facilities. As long as any shares of our Series A Convertible Preferred Stock are outstanding, we have agreed that we will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, incur any liens other than specified “Permitted Liens”.

Our history of recurring losses and uncertainties as to whether our operations will become profitable raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue our operations is dependent on the execution of management’s plans, which include the raising of capital through the equity and/or debt markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.   If we were not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the consolidated financial statements.

We intend to secure additional working capital through sales of equity and debt securities to finance our operations, or the sale of certain equity interests in our businesses, technology platforms, products or product candidates and licensing agreements covering the marketing and sale of Excellagen and Generx in certain geographic markets and regions.

On April 4, 2015 we entered into a term sheet with Shenzhen Qianhai Taxus, whereby we proposed to sell Shenzhen Qianhai Taxus 600,000 shares of common stock in our Angionetics subsidiary in exchange for $3.0 million in cash.   The $3.0 million was to be paid in tranches that were to be completed by May 31, 2015. Shenzhen Qianhai Taxus paid $600,000 of the financing, which was recorded as common stock issuable.   Since Shenzhen Qianhai Taxus did not complete this transaction, instead Huapont agreed to fund the investment.  Shenzhen Qianhai Taxus is eligible to apply this amount toward the purchase of common stock of the Company or its subsuduaries based on terms and conditions approved by the Company’s Board of Directors.  This contribution is committed and not refundable to Shenzhen Qianhai Taxus.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, inventories, accounts payable, and accrued liabilities approximate fair value due to the short term maturities of these instruments.

Use of Estimates and assumptions and critical accounting estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

The most significant estimates impacting the financial statements contained in this report include reserve for inventory, which is currently reserved at 100%, valuation allowance for deferred tax assets, and valuing options and warrants using option pricing models.  These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Impairment of Investments

The Company adjusts the carrying amount of its investments for any impairments that might occur due to other-than-temporary impairment (“OTTI”) declines. The Company considers the need for impairment if and when indicators of other than temporary declines in value are present. Management evaluates investments for OTTI declines on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Principles of Consolidation

The consolidated financial statements include the accounts of Taxus Cardium Pharmaceuticals Group, Inc. and its consolidated subsidiaries, Angionetics Inc., Activation Therapeutics, Inc., and LifeAgain Insurance Solutions, Inc. (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

Business Acquisitions

Business combinations are accounted for using the acquisition method of accounting in accordance with ASC 850 “Business Combinations.” The cost of an acquisition is measured as the fair value of the consideration transferred on the acquisition date. When we acquire a business, we assess the acquired assets and liabilities assumed for the appropriate classification and designation in accordance with the contractual terms, economic circumstances and pertinent conditions at the acquisition date. The excess of the total consideration transferred over the net identifiable assets acquired and liabilities assumed is recognized as goodwill. If this consideration is lower than the fair value of the identifiable net assets acquired, the difference is recognized as a gain on business acquisition. Acquisition costs are expensed as incurred and included in general and administrative expenses in our consolidated statements of operations.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2015, we had no cash and cash equivalent balances in excess of the federally insured limit of $250,000.

Inventories, net

Inventories are stated at lower of cost or market and consist of raw materials associated with the Excellagen product. Inventories are valued on a first-in, first-out (FIFO) basis. We record reserves for inventories that are obsolete or exceed anticipated demand or carried at an amount that exceeds management’s estimate of net realizable. In establishing such reserves, management considers historical sales of identical and/or similar goods, product development plans and expected market demand. We recorded a reserve against inventory of approximately $0 and $160,000 as of December 31, 2015 and December 31, 2014, respectively.

Property and Equipment, net

Property and equipment are stated at cost and include equipment, installation costs and materials less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.  Estimated useful lives of the assets range from 3 to 5 years. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective lease.

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

Revenue Recognition

We apply the revenue recognition principles set forth under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104. Accordingly, revenue from product sales is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. These criteria are typically met when the risk of ownership and title passes to our customers.

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

Income Taxes

We apply the elements of ASC 740–10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2015, we did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Our policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There were no interest or penalties for the years ended December 31, 2015 and 2014. Tax years from 2012 to 2014 are generally subject to examination by taxing authorities, (although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.)

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

We follow the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We believe our tax positions are all more likely than not to be upheld upon examination. As such, we have not recorded a liability for uncertain tax benefits.

Common Stock Purchase Warrants

We account for the issuance of common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of ASC Topic 815. We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside of our control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Earnings (Loss) Per Common Share

We compute earnings (loss) per share, in accordance with ASC Topic 260 “Earnings per Share”, which requires dual presentation of basic and diluted earnings per share.  Basic earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the years ended December 31, 2015 or 2014 because their effect would be anti-dilutive.

As of December 31, 2015, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 8,054,346 shares of our common stock and 1,041 shares of convertible Series A preferred stock convertible into 3,468,804 shares of our common stock. As of December 31, 2014, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 2,788,242 shares of our common stock and 1,176 shares of convertible Series A preferred stock convertible into 1,826,381 shares of our common stock.

Fair Value Measurement

Valuation Hierarchy

The accounting standard of the FASB for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company accounts for investments in other entities under the cost method of accounting when the Company does not hold significant interest in nor has any management control over those entities. Based on the assessment, the Company recorded impairment charges of $300,000 and $1,834,672 during the years ended December 31, 2015 and December 31, 2014, respectively. (See Note 3) Investments are classified within Level 3 of the valuation hierarchy.

The following non-recurring fair value measurements were recorded during the years ended December 31, 2015 and 2014:

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
Investment	$—	$—	$—	$—
December 31, 2014
Investment	$300,000	$—	$—	$300,000

We performed a valuation to estimate the fair value of our investment in Healthy Brands Collective preferred stock as of December 31, 2014. To determine the value of the equity instrument we considered the following three possible valuation methods: (1) the income approach, (2) the market approach and (3) the cost approach to estimate the enterprise value.

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

We selected the Income Approach to estimate the fair value of the preferred stock we hold in Cell-nique Corporation (the parent corporation of Healthy Brands Collective) as of December 31, 2014, based on the financial information provided to us by Cell-nique.

We used a discounted cash flow model to determine the fair value of the investment in preferred stock of Cell-nique Corporation using a discount rate of 14%.

We have also fully impaired our deposit on investment in SourceOne since we have determined it was probable it would not realize any benefit from its rights.

There were no transfers between level 1, 2 or 3 during the years ended December 31, 2015 and December 31, 2014.

Change in Level 3 assets measured at fair value on a non-recurring basis for the year ended December 31, 2015:

Balance – January 1, 2014	$2,134,672
Impairment of investment	(1,399,672)
Impairment of deposit	(435,000)
Balance – December 31, 2014	300,000
Impairment of investment	(300,000)
Balance – December 31, 2015	$—

Stock-Based Compensation

We recognize compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, we recognize share–based compensation net of an estimated forfeiture rate and recognize compensation cost only for those shares expected to vest over the requisite service period of the award.

We have estimated the fair value of an option award on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as we have never paid or declared any cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, equity–based compensation could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If actual forfeiture rate is materially different from the estimates, the equity–based compensation could be significantly different from what we have recorded in the current period.

Total stock-based compensation expense included in the consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	December 31,
	2015	2014
Research and development	$32,552	$51,408
General and administrative	952,562	457,220
Total stock-based compensation	$985,114	$508,628

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

NOTE 3—Disposal of Long-Lived Assets and Investment

On November 15, 2013, we sold the business conducted by our To Go Brands, Inc. subsidiary to Healthy Brands Collective in exchange for 33,441 shares of preferred stock of Cell-nique Corporation (“Cell-nique”) (the parent company of Healthy Brands Collective) and the assumption of certain liabilities. Because Cell-nique was a private company at the time of the sale, we recorded the value of the shares of preferred stock in our consolidated balance sheet as an investment in Cell-nique at the net asset value of the assets transferred and liabilities assumed by Cell-nique. The Company elected to defer recognition of any gain on the sale of the To Go Brands business until such time that the realization of the gain was reasonably assured. Accordingly, the Company is accounting for its investment in Cell-nique using the cost method of accounting, in which the cost is equal to the carrying amount of the net assets sold to Cell-nique as of the date that the transaction closed.

The preferred shares are convertible into Cell-nique common stock at the option of the Company, and at the time of the sale represented approximately 4% of the fully-diluted voting interests of Cell-nique. These preferred shares also accrue dividends at the rate of 8% per annum, are mandatorily convertible into common shares under certain circumstances, and feature customary rights of priority and a liquidation preference in the event of a dissolution or winding up Cell-nique’s affairs or upon the occurrence of other deemed liquidation events described in Cell-nique’s articles of incorporation.

During the year ended December 31, 2014, we believed there were certain impairment triggering events and circumstances which warranted an evaluation of our investment in the Cell-nique preferred shares and a non-cash impairment charge of $1,399,672 was recorded. As of December 31, 2014, the remaining fair value of preferred shares in Cell-nique was $300,000. During the year ended December 31, 2015, we believed there were certain impairment triggering events and circumstances which warranted an evaluation of our investment in the Cell-nique preferred shares and a non-cash impairment charge of $300,000 was recorded.

NOTE 4— Intangible Assets and Strategic Investment

In December 2011, Taxus Cardium entered into a series of agreements with Source One Global Partners, LLC, (“SourceOne”) related to a Strategic Partnership Agreement between the companies. Under these agreements, we made an equity investment in the form of unregistered, restricted shares of our common stock to acquire an option to purchase to a 15% ownership interest in SourceOne Global Partners. The option was acquired through the issuance of 75,000 shares of the Company’s common stock which were recorded at a value of $5.80 per share based on the closing price of the Company’s stock on December 19, 2011, and is exercisable for an exercise fee of $10,000. The Company also has certain rights to maintain its proportionate ownership interest in SourceOne, and a right of first refusal to acquire SourceOne on the terms that SourceOne were to offer a third-party acquirer. During the year ended December 31, 2014, we believed there were certain impairment triggering events and circumstances that warranted an evaluation of its SourceOne agreement and as a result a non-cash impairment charge of $435,000 was recorded. The Company also acquired the option to license certain technology from SourceOne in consideration of an additional 75,000 shares of the Company’s common stock (License Equity Stock), which were to be held in escrow until the exercise of such a license. The Company did not exercise the option to license technology within four years and as a result, pursuant to the terms of the agreements, in December of 2015, the License Equity Stock was released from escrow with half of the shares (37,500 shares) released in the name of SourceOne, and half (37,500 shares) released in the name of the Company. The Company then canceled the 37,500 License Equity Stock shares released in its name.

Note 5—Inventories

Inventories consisted of the following:

	December 31, 2015	December 31, 2014
Raw materials	$467,761	$467,761
	467,761	467,761
Less provision for obsolete inventory	(467,761)	(467,761)
Inventories, net	$—	$—

Note 6—Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2015	2014
Computer and telecommunication equipment	$425,331	$425,331
Machinery and equipment	31,779	31,779
Office equipment	11,490	11,490
Office furniture and equipment	223,206	223,206
Leasehold improvements	23,053	23,053
	714,859	714,859
Accumulated depreciation and amortization	(708,334)	(698,445)
Property and equipment, net	$6,525	$16,414

Depreciation and amortization of property and equipment totaled $9,889 and $13,782 for the years ended December 31, 2015 and 2014, respectively.

Note 7—Accrued Liabilities

Accrued Liabilities consisted of the following:

	December 31,
	2015	2014
Payroll and benefits	$789,852	$465,512
Other	305,000	69,739
Total	$1,094,852	$535,251

Note 8—Commitments and Contingencies

Lease Commitments

On August 15, 2013, we entered into a lease for approximately 4,419 square feet of office space in San Diego, California to be used as our corporate headquarters. The lease commenced on September 1, 2013 once improvements were completed and has a term of 36 months from the commencement date. In addition to monthly base rent, we are also required to pay our proportionate share of any building operating expenses in excess of 2014 levels. In connection with the lease, we paid a security deposit of $9,231. Monthly base rent is $9,678 during the first year of the lease and increases to $10,016 in year two and $10,367 in year three.

On June 23, 2016, we entered into a thirty-eight month lease agreement to lease office space commencing on September 30, 2016.  The approximate base monthly rent in the first, second and third years is $3,500, $3,700, and $3,800 respectively. The base monthly rent in the final two months of the agreement is $3,900. The total base rent over the lease term equals $139,800.

Future annual minimum rental payments under the leases are as follows:

Year Ending December 31,	Facilities (Operating Lease)
2016	$93,436
2017	42,600
2018	44,700
2019	42,000
Total	$222,736

Rent expense was $125,203 and $149,371 for the years ended December 31, 2015 and 2014 respectively.

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

As part of the Schering transaction, we acquired rights and corresponding obligations under the Regents of the University of California (Regents) September 1995 agreement, as amended. Under the University of California agreement, we are obligated to pay (1) an annual royalty fee of 2% based on net sales of products incorporating the technology licensed under the agreement, and (2) a minimum annual royalty fee (which may be offset against the net sales-based royalty fee) $100,000 for 2010, $100,000 for 2011, $150,000 for 2012, $150,000 for 2013 and $200,000 for 2014 and thereafter, payable on February 28 of the following year. We incurred the minimum license fee in 2013 and 2012. We may cancel that agreement at any time with 60 days’ notice, following which we would continue to be responsible only for obligations and liabilities accrued before termination.

As part of the Schering transaction, we acquired rights and corresponding obligations under the New York University March 1997 Agreement as amended, under which we may be obligated to pay an annual fee of $50,000 per year through the completion of the first full year of sales licensed technology as well as ongoing patent expenses incurred in connection with the licensed technologies. Should licensed products under the agreement reach the stage of filing of a product license application (PLA) and PLA approval or foreign equivalent thereof, we may be obligated to pay up to an aggregate amount of approximately $1.8 million for each product in milestone payments. In addition, beginning in the year in which we complete one full year of sales of licensed products and continuing thereafter until the agreement terminates or expires, we may also be obligated to pay annual royalty fees equal to 3% on net sales of products incorporating the licensed technology.

Legal Proceedings

In the course of our business, we are routinely involved in proceedings such as disputes involving goods or services provided by various third parties, which we do not consider likely to be material to the technology we develop or license, or the products we develop for commercialization, but which can result in costs and diversions of resources to pursue and resolve. In October 2014, we received a complaint filed by BioRASI LLC (“BioRASI”) in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. In June of 2015, BioRASI amended the complaint to include as plaintiffs additional parties affiliated with bioRASI including Vendevia Group, LLC, Biosciences Research Ltd., and Progressive Scientific Bioresearch, Ltd. We are defending the action and have filed counterclaims.  Although at December 31, 2015, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

Note 9—Income Taxes

The Company files U. S. federal and state of California income tax returns. We are no longer subject to Federal and state income tax examinations by tax authorities for years prior to 2012.

The Company has U.S. federal and state net operating loss carryovers of $106.2 million and $104.2 million as of December 31, 2015 and 2014, respectively. These net operating losses are subject to Internal Revenue Code Section 382, which could result in limitations on the amount of such losses that could be utilized during any taxable year. The net operating losses begin to expire in 2024 for federal income purposes and in 2015 for state income tax purposes.

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

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. For the years ended December 31, 2015 and 2014 the change in the valuation allowance was $1,459,897 and $9,072,799 respectively.

Our net deferred tax asset consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Deferred tax asset:
Net operating loss carryforwards	$42,315,384	$41,512,011
Deferred compensation	1,474,625	1,082,211
Depreciation and amortization	1,010,636	1,161,055
Research and development credits	3,788,752	3,761,004
Accrued expenses	314,633	47,356
Impairment loss	850,334	730,830
Other	248,933	248,933
Total deferred tax assets	50,003,297	48,543,400
Less: Valuation allowance	(50,003,297)	(48,543,400)
Net deferred tax asset	$—	$—

The income tax provision (benefit) from income taxes consists of the following at December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Federal
Current	$—	$—
Deferred	(1,246,071)	(6,333,053)
State
Current
Deferred	(213,826)	(2,739,746)
Total	(1,459,897)	(9,072,799)
Change in valuation allowance	1,459,897	9,072,799
Income tax provision (benefit)	$—	$—

As a result of our significant operating loss carry forwards and the corresponding valuation allowance, no income tax benefit was recorded at December 31, 2015 or 2014. The provision for income taxes using the statutory federal tax rate as compared to our effective tax rate is summarized as follows:

	December 31,
	2015	2014
Federal income tax rate	(34.0)%	(34.0)%
State income tax rate, net of federal benefit	(4.8)%	(14.6)%
Deferred tax true-up	5.0	—
Other permanent differences	0.1%	—%
	(33.7)%	(48.6)%
Change in valuation allowance	33.7%	48.6%
	—%	—%

Note 10—Stockholders’ Equity

Common Stock

On February 28, 2014, we entered into a strategic collaboration and funding arrangement with Shanxi Taxus Pharmaceuticals Co., Ltd., which is based in the Peoples Republic of China (PRC) and is affiliated with Shenzhen Forntsea Taxus Industry Capital Management (“Shanxi Taxus”), to support the worldwide clinical and commercial development of Cardium’s advanced regenerative medicine therapeutics products, including the Generx product candidate and Excellagen. In connection with this arrangement, we entered into a Stock Purchase Agreement with Shanxi Taxus, pursuant to which, Shanxi Taxus agreed to purchase up to $5 million of shares of our unregistered common stock in multiple tranches, each at a 10% premium to the then-current trailing average market prices of our common stock at the time of each closing. In February 2014, we closed the initial tranche of funding by selling 714,286 shares of common stock at $0.70 per share. On May 12, 2014, Shanxi Taxus acquired a second tranche of $1.5 million by purchasing 2,330,278 shares of common stock at $0.6437 per share a mutually agreed upon price. In December 2014, Shanxi Taxus acquired a portion of the third tranche of $300,000 by purchasing 466,056 shares of common stock at $0.6437 per share a mutually agreed upon price. Although Shanxi Taxus originally had a right to purchase the third, fourth and fifth tranches of $1.0 million each, with the third tranche not timely closed for the full amount, it no longer has a contractual right to purchase additional shares pursuant to the terms of the Stock Purchase Agreement.

The common stock purchased by Shanxi Taxus is unregistered, but in the event that we file a registration statement for other shares of common stock, then we agreed to supplement such registration statement to provide “piggyback” registration rights for the shares purchased by the Shanxi Taxus. No warrants were issued in connection with the transaction.

On April 4, 2015 we entered into a term sheet with Shenzhen Qianhai Taxus, whereby we proposed to sell Shenzhen Qianhai Taxus 600,000 shares of common stock in our Angionetics subsidiary in exchange for $3.0 million in cash.   The $3.0 million was to be paid in tranches that were to be completed by May 31, 2015. Shenzhen Qianhai Taxus paid $600,000 of the financing, which was recorded as common stock issuable.   Since Shenzhen Qianhai Taxus did not complete this transaction, instead Huapont agreed to fund the investment.  Shenzhen Qianhai Taxus is eligible to apply this amount toward the purchase of common stock of the Company or its subsuduaries based on terms and conditions approved by the Company’s Board of Directors.  This contribution is committed and not refundable to Shenzhen Qianhai Taxus.

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

On July 22, 2015, we entered into an Exchange and Redemption Agreement with Sabby relating to the 1,176 outstanding shares of Preferred Stock that remained outstanding at that time.  Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the conversion price of the Preferred Stock to $0.30 per share. The Agreement grants Taxus Cardium (1) a right to redeem any or all of the outstanding Preferred Stock for its stated value (approximately $1,000 per share) at any time during a 120 day period after the date of the Agreement, and (2) increases the limitation on certain indebtedness contained in the Certificate of Designation for the Preferred Stock to allow Taxus Cardium to borrow up to $250,000. We entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the effective conversion price changing from $0.64 to $0.30 per share, the 1,176 shares of Preferred Stock outstanding are convertible to 3,918,667 shares of Taxus Cardium common stock, an additional 2,092,350 shares compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock into 3,468,804 common shares would increase the common stock outstanding from 13,187,544 shares as of December 31, 2015, to 16,656,348, an increase of 26%.  As a result of such holder entering into the Agreement, for which the fair value of preferred stock before and after the modification was a substantially different, the modification was accounted for as an extinguishment.  As a result, the Company recorded a deemed dividend totaling $627,705 in the statement of operations in arriving at net loss to common shareholders.

This reduction of the conversion price under the Exchange and Redemption Agreement triggered an anti-dilution protection in 3,585,908 previously granted common stock purchase warrants not held by Sabby, resulting in an additional 3,749,692 warrant shares to be granted for a total of 7,235,600 common stock purchase warrants with anti-dilutive provisions outstanding. The exercise price per common share in these warrants remains unchanged as the original common stock purchase warrant, a weighted average price of $0.71.  Stock-based compensation expense of $693,801 related to this anti-dilution provision was recorded during the year ended December 31, 2015.

Stockholder Rights Plan

On July 10, 2006, our Board of Directors approved the adoption of a Stockholder Rights Plan (“Rights Plan”). Pursuant to the Rights Plan, we issued a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on July 21, 2006. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. In general, if a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15% or more of our common stock while the Rights Plan remains in place, then, unless the Board of Directors elects to redeem the rights for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group, for 0.001 of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.00. Until the rights become exercisable, the rights are represented by, and automatically trade with, our common stock certificates.

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

Stock Options and Other Equity Compensation Plans

We have an equity incentive plan that was established in 2005 under which 283,058 shares of our common stock have been reserved for issuance to employees, non-employee directors and consultants.

At December 31, 2015, the following shares were outstanding and available for future issuance under the option plan:

Plan	Shares Outstanding	Shares Available for Issuance
2005 Equity Incentive Plan	62,000	—

The 2005 Equity Incentive Plan expired on October 20, 2015, ten years after its adoption, and we are no longer able to issue share or awards under that plan. All options or other awards issued under the 2005 Equity Incentive plan prior to its expiration remain outstanding in accordance with their terms.

On February 28, 2014, outside of the 2005 Equity Incentive Plan, we issued 1,457,100 common stock warrants to directors, officers and chief medical advisor. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.80 per share, which represented a 57% premium to the closing stock price on the date of issuance. The common stock warrants had a fair value of $0.34 per share and vested immediately. We recorded $505,057 of stock-based compensation related to these common stock warrants.  These warrants carry a preemptive anti-dilution right which is activated if shares are sold at a price below the $0.80 exercise price of the warrant. This feature increases the number of common shares in which these warrants are exercisable into, but the exercise price still remains at $0.80 per share. As a result of the final tranche of the Shanxi Taxus equity transaction completed in December 2014 and the Exchange and Redemption Agreement with Sabby, the 1,457,100 common stock warrants are now exercisable into 3,885,598 shares of common stock at a price of $0.80 per share.  We recorded $371,770 and $505,057 of stock-based compensation during the years ended December 31, 2015 and 2014, respectively related to the additional common stock warrants.

On March 23, 2015, outside of the 2005 Equity Incentive Plan, we issued 1,125,000 common stock warrants to directors, officers and chief medical advisor. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 216% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.10 per share and vested immediately.  We recorded $117,375 of stock-based compensation related to these common stock warrants. These warrants carry a preemptive anti-dilution right which is activated if shares are sold at a price below the $0.60 exercise price of the warrant. This feature increases the number of common shares in which these warrants are exercisable into, but the exercise price still remains at $0.60 per share. As a result of the Exchange and Redemption Agreement with Sabby, the 1,125,000 common stock warrants are now exercisable into 2,250,000 shares of common stock at a price of $0.60 per share.  We recorded $215,893 in stock-based compensation related to the additional warrants.

On March 23, 2015, we issued 10,000 non-qualified stock options to directors. The options were approved by our Board of Directors, have a seven year term and an exercise price of $0.19 per share, which equaled the closing stock price on the date of issuance. The stock options had a fair value of $0.14 per share. We recorded $262 of stock-based compensation related to these stock options.

On May 1, 2015, outside of the 2005 Equity Incentive Plan, we issued 550,000 common stock warrants to directors and employees. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 20% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.37 per share and 300,000 vested immediately. 250,000 warrants have a 1 year cliff vesting. We recorded $166,627 of stock-based compensation related to these common stock warrants.  These warrants carry a preemptive anti-dilution right which is activated if shares are sold at a price below the $0.60 exercise price of the warrant. This feature increases the number of common shares in which these warrants are exercisable into, but the exercise price still remains at $0.60 per share. As a result of the Exchange and Redemption Agreement with Sabby, the 550,000 common stock warrants are now exercisable into 1,100,000 shares of common stock at a price of $0.60 per share.  We recorded $106,138 in stock-based compensation related to the additional warrants.

On May 8, 2015, outside of the 2005 Equity Incentive Plan, we issued 100,000 common stock warrants to a consultant. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 33% premium to the closing stock price on the date of issuance.  The commons stock warrants had a fair value of $0.41 per share.  40,000 warrants vested immediately, and the remaining 60,000 warrants vested over three quarters. On August 4, 2015, the consulting agreement was terminated and the remaining 60,000 unvested warrants cancelled per the terms of the consulting agreement and the common stock purchase warrant. We recorded $6,868 of stock-based compensation related to these common stock warrants.

The following is a summary of stock option and warrant activities under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the years ended December 31, 2015 and 2014:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2014	144,000	$31.74	2.10
Granted	1,812,906	0.80	9.1
Exercised
Cancelled (unvested)	(42,000)	32.02	—
Expired (vested)	—	—	—
Balance outstanding, December 31, 2014	1,914,906	2.44	8.74
Granted	5,534,692	0.67	8.85
Exercised
Cancelled (unvested)	(60,000)	0.60	—
Expired (vested)	(52,000)	28.76	—
Balance outstanding, December 31, 2015	7,337,598	$0.94	8.62
Balance exercisable, December 31, 2015	7,078,342	$0.95	8.60

We calculate the fair value of stock options using the Black-Scholes option-pricing model. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those included in the table above. The volatility rates are based principally on our historical stock prices and expectations of the future volatility of its common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards and expected vesting.

The following table summarizes the stock options and warrants that we granted during the year ended December 31, 2015:

Grant Date	Quantity Issued	Expected Life (Years)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Grant Date Fair Value Per Option	Aggregate Fair Value
03/23/2015	1,125,000	5.0	$0.60	96.32%	0%	1.42%	$0.10	$117,683
03/23/2015	10,000	4.5	$0.19	98.09%	0%	1.36%	$0.14	$1,354
05/01/2015	550,000	5.2	$0.60	99.45%	0%	1.47%	$0.37	$203,500
05/08/2015	100,000	4.8	$0.60	106.91%	0%	2.18%	$0.41	$33,000
07/22/2015	71,192	8.6	$0.80	95.11%	0%	2.23%	$0.23	$16,328
07/22/2015	2,003,500	4.3	$0.80	105.07%	0%	1.54%	$0.18	$360,630
07/22/2015	1,675,000	4.8	$0.60	100.05%	0%	1.69%	$0.19	$318,250

As of December 31, 2015, we had $30,444 unvested stock-based compensation at fair value remaining to be expensed.  During the years ended December 31, 2015 and 2014, we recognized $985,114 and $508,628 of stock-based compensation expense, respectively.

As of December 31, 2015 and 2014, there was an aggregate of $1,400 and $0 intrinsic value to the outstanding and exercisable options and warrants, respectively.

Warrants

The following table summarizes warrant activities for the years ended December 31, 2015 and 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2014	978,830	$19.82	1.9
Warrants issued	—	—
Warrants exercised	—	—
Warrants expired	(105,494)	32.68
Warrants cancelled
Balance outstanding, December 31, 2014	873,336	17.79	1.0
Warrants issued	—	—
Warrants exercised	—	—
Warrants expired	(156,588)	26.07
Warrants cancelled
Balance outstanding, December 31, 2015	716,748	$15.98	0.22
Warrants exercisable at December 31, 2015	716,748	$15.98	0.22

Note 11—Subsequent Events

We have evaluated events that occurred subsequent to December 31, 2015 and through the date the consolidated financial statements were issued.

Angionetics Formation

On June 6, 2016, Taxus Cardium entered into a contribution agreement with Angionetics, pursuant to which Taxus Cardium contributed all of the assets and certain related liabilities related to the Generx ® product candidate to Angionetics. In consideration of the contribution, Angionetics agreed to pay to Taxus Cardium a $2,000,000 technology fee, payable upon the earlier of a qualified initial public offering of Angionetics capital stock or a change in control of Angionetics. The contribution agreement also provides certain restrictions and registration rights related to Taxus Cardium’s holding in Angionetics capital stock. Taxus Cardium agreed to a twelve-month lock up on its shares of Angionetics following any qualified initial public offering of Angionetics common stock. Angionetics also granted Taxus Cardium piggyback registration rights, subject to certain cutbacks, for so long as Taxus Cardium continues to hold more than 9.99% of Angionetics’ outstanding capital stock. The contribution agreement contains mutual covenants regarding the protection of confidential non-public information shared between each entity. Finally, the contribution agreement provides for cross-indemnification where Taxus Cardium will indemnify Angionetics for any claims arising out of the operation of its business (excluding Generx and its related assets and liabilities), and Angionetics will indemnify Taxus Cardium for any claims arising out of the operation of its business.

On June 6, 2016, Taxus Cardium entered into a services agreement with Angionetics, pursuant to which Taxus Cardium agreed to provide services to Angionetics during a transition period. The services agreement provides that Taxus Cardium will assist Angionetics with the transfer of the Generx assets and liabilities without charge. Taxus Cardium has also agreed to provide certain administrative, commercial and clinical development services to Angionetics on a cost basis. Angionetics has also been granted a license to use certain of Taxus Cardium’s facilities in exchange for payment of 70% of the costs of the facilities. The transition services are provided without warranty or liability except in the case of fraud or willful misconduct. The services agreement also contemplates that as Angionetics develops its financing and business plan, it is anticipated that certain Taxus Cardium employees critical to the development of the Generx ® product candidate will become employees of Angionetics.

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

On May 4, 2016, Bayer Pharma AG agreed to the transfer of the Technology Transfer Agreement from Taxus Cardium to Angionetics.  Accordingly, Angionetics has assumed the obligation for any milestone payment required to be paid to Bayer Pharma AG.  Under the terms of the Technology Transfer Agreement, Angionetics also may be obligated to pay the following royalties to Bayer Pharma AG: (i) 5% on net sales following a first commercial sale of an FGF-4 based product in the United States, Europe, or Japan, or (ii) 4% on net sales of other products developed based on technology transferred by Bayer Pharma AG (as successor to Schering AG) following a first commercial sale in the United States, Europe, or Japan, and (iii) a royalty of 2.5% (for FGF-4 based technology) or 2% (for other products) in territories where the product would not infringe the patents licensed by Bayer Pharma AG (as successor to Schering AG).  Angionetics will also be obligated to reimburse Bayer Pharma AG for patent expenses, including the expenses of any interference or other proceedings, accrued on or after April 1, 2005 in connection with the transferred technologies.  To date there have been no sales or payments under this agreement.

Huapont Life Sciences Angionetics Financing Agreement

On June 7, 2016, Taxus Cardium and Angionetics entered into a Share Purchase Agreement with Pineworld Capital Limited an entity affiliated with Huapont Life Sciences Co. Ltd, a China-based pharmaceutical, and active pharmaceutical ingredient company (“Huapont”).  Huapont is focused on the research and development of new and innovative healthcare products, and the manufacture, marketing and sale of leading pharmaceutical products, active pharmaceutical ingredients (known as APIs) and a portfolio of safe and effective agricultural herbicides (including NC16, NC34, NC36, NC125, NC201) serving the agricultural business throughout the U.S. and South American markets. Huapont’s pharmaceutical business includes dermatology products, cardiovascular products, anti-tuberculosis agents, autoimmune-related products and oncology-related products. Huapont’s API business involves the production and sale of bulk pharmaceutical chemicals, pharmaceutical intermediates and preparations of Western medicines, with curren t annual revenues of approximately $1.1 billion, and approximately 7,100 employees operating throughout mainland China. Huapont is listed on the Shenzhen Stock Exchange (002004.SZ) and trades at a current market capitalization of approximately $3.0 billion.

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

The Angionetics Shares have the following rights, privileges and preferences:

•	Dividends . Holders of the Shares are entitled to receive dividends as, when and if declared by the Angionetics board of directors on the Angionetics common stock, on an as-converted basis.
•

Liquidation .  In the event of a liquidation of Angionetics, including a change of control transaction, holders of sp the Shares are entitled to be paid an amount equal to their investment amount before any payment is made to Taxus Cardium or any other holders of Angionetics common stock.

•

Voting .  The Shares generally vote with the Angionetics common stock as a single class on an as-converted basis.  Holders of the Shares also have certain special voting rights as a separate class including (a) the right to appoint a member to the Angionetics board of directors, (b) the right to approve any increase or decrease in the number of authorized shares of the Shares or the common stock, any merger or acquisition involving Angionetics, any liquidation or winding up of Angionetics, any increase in the number of directors and any dividend or distribution, and (c) the right to approve any amendment to the Angionetics certificate of incorporation in a manner that adversely affects the rights of the Shares.  The voting rights under (a) and (b) terminate if Huapont does not complete the second closing under the share purchase agreement.

•

Conversion .  The Shares are convertible into shares of Angionetics common stock at any time at the holder’s election.  The Shares automatically convert into common stock upon the closing of a firm commitment underwritten public offering of Angionetics common stock.  The Shares are initially convertible on a one to one basis into Angionetics common stock.  The Shares are subject to anti-dilution protection, such that in the event of a firm commitment underwritten public offering or a change in control each Share will be convertible into a pro rata portion of 15% of the outstanding Angionetics common stock at the time of the public offering or change in control.

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

Angionetics will be responsible for conducting the planned U.S.-based Phase 3 clinical program.  Working in cooperation with researchers at Angionetics, Huapont’s affiliated entity has agreed to use commercially reasonable efforts to conduct clinical trials, make regulatory filings and take such other actions as may be necessary to commercialize Generx® in ma inland China. Huapont’s affiliated entity will assume the costs associated with the commercial development of Generx® in mainland China.

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

Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Ltd.

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at the time. Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to reduce the conversion price at which Sabby can convert shares of Preferred Stock to common shares to an effective price of $0.18 per share. The Exchange and Redemption Agreement grants Taxus Cardium a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time after the date of the Agreement until November 29, 2016.  We entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Preferred Stock outstanding are convertible to 5,554,667 shares of Taxus Cardium common stock, an additional 2,221,867 compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock of 928 shares as of December 29, 2016 into 5,154,674 common shares would increase the common stock outstanding from 13,723,544 shares as of December 29, 2016, to 18,878,218, an increase of 38%.The reduction in the conversion price under the Exchange and Redemption Agreement triggered an anti-dilution protection in 7,235,600 previously granted common stock purchase warrants not held by Sabby, resulting in an additional 4,823,733 warrant shares to be granted for a total of 12,059,333 common stock purchase warrant with anti-dilutive provisions outstanding. The exercise price per common share in these warrants remains unchanged as the original common stock purchase warrant, a weighted average price of $0.71.

Office Lease

On June 23, 2016, we entered into a thirty-eight month lease agreement to lease office space commencing on September 30, 2016.  The approximate base monthly rent in the first, second and third years is $3,500, $3,700, and $3,800 respectively. The base monthly rent in the final two months of the agreement is $3,900. The total base rent over the lease term equals $139,800.

Related Party Transactions

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. As of December 31, 2015, $946,142 in net Company expenses incurred in the ordinary course of business have been paid by or with cash advanced by the Company’s Chief Executive Officer.  From January 1, 2016 through December 29, 2016 an additional $112,086 in net expenses have been paid by or with cash advanced by the Company’s Chief Executive Officer resulting in a balance of $1,058,142 at December 29, 2016. This amount that has been advanced by the Chief Executive Officer is non-interest bearing.

Retirement of Members of the Board of Directors

In November 2016, Tyler Dylan-Hyde, Ph.D. and Mr. Lon Otremba retired as directors of the Company’s Board of Directors after almost a decade of service.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for their intended purpose described above because of a material weakness in our internal control over financial reporting as discussed below.

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

Under the supervision, and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective for their intended purposes described above as of December 31, 2015 as a result of material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. At the year ended December 31, 2015, we noted the following material weaknesses in the operation of our internal controls as follows:

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

Our management does not believe that the material weaknesses in internal controls has resulted in any inaccuracy or misstatement in the financial statements included in this report. We plan to remediate these material weaknesses by hiring additional qualified accounting personnel when the Company has the financial resources to support those expenses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules applicable to smaller reporting companies.

Changes in Internal Control Over Financial Reporting

During 2015, we employed six full-time employees. Our reduced workforce materially impacts internal controls over financial reporting, eliminating the potential for segregation of duties and increasing the possibility that one or more employees could circumvent our internal control systems.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages as of December 29, 2016 are set forth below.

Name of Executive Officer	Age	Position
Christopher J. Reinhard	63	Chairman of the Board, President, Chief Executive Officer and Treasurer
Jiayue Zhang	59	Executive Chairman
Edward W. Gabrielson M.D.	64	Director
Andrew M. Lietch	73	Director
Gerald J. Lewis	83	Director
Murray H. Hutchison	78	Director
John F. Wallace	66	Director
Wei-Wei Zhang M.D. Ph.D.	59	Director

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

Mr. Zhang is Chairman of Shanxi Taxus Pharmaceuticals Co. Ltd. (“Shanxi Taxus”) (from 2000 to the present) and Shenzhen Frontsea Taxus Industry Capital Management, each of which are located in Jinzhong City, Shanxi Providence, People’s Republic of China, and focused on Natural resource cultivation and manufacture of paclitaxel, as well as other lines of business including natural resource management and healthcare manufacture manufacturing. Mr. Zhang also has interests in banking and finance as well as a developing private equity arm. He was previously Chairman and general manager of Shanxi Zhanhua Pharmaceutical (from 1993 to 2000). Mr. Zhang was appointed to our Board of Directors as a designee of Shanxi Taxus. On February 28, 2014, Cardium entered into a Collaboration Agreement and a Stock Purchase Agreement with Shanxi Taxus. Under the Collaboration Agreement, Shanxi Taxus agreed to apply commercially reasonable efforts to assist Cardium to develop plans to commercialize Cardium products in China and Cardium agreed to apply commercially reasonable efforts to assist Shanxi Taxus to commercialize Shanxi Taxus products in the United States. In addition, the Company agreed that following the closing of $2.0 million in financing under the Stock Purchase Agreement it would increase the size of its board of directors by two members and appoint Mr. Jiayue Zhang, who is the Chairman of Shanxi Taxus, and an additional individual with U.S. corporate and financial experience to Cardium’s Board of Directors.

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

Mr. Reinhard is co-founder of the Company and has served as a director and the Chief Executive Officer and President of Cardium since its inception in December 2003. Mr. Reinhard has played a leadership role in the pre-clinical, clinical and commercial development of the gene-based therapeutics including the Generx [Ad5FGF-4] program. In 1996, he was co-founder of Collateral Therapeutics, Inc. which licensed the Generx technology covering methods of cardiovascular gene therapy based on discoveries by researchers at the University of California. He helped lead that company through a Nasdaq listing and a five year strategic partnership with Schering AG that supported the clinical development of Generx and ultimately led Schering to purchase Collateral Therapeutics for approximately $160 Million in 2003. After Schering was subsequently acquired by Bayer, Mr. Reinhard co-founded Cardium Therapeutics to re-acquire rights to the technology and advance the Generx program. For the past fifteen years, Mr. Reinhard has focused on the commercial development of innovative therapeutics and medical devices.  From 2004-2008, Mr. Reinhard was Executive Chairman of Artes Medical, Inc., a publicly-traded medical technology company which filed for bankruptcy in 2008; and prior to co-founding Collateral Therapeutics, he was Vice President and Managing Director of the Henley Group, a publicly-traded diversified industrial and manufacturing group, and Vice President of various public and private companies created by the Henley Group through spin-out transactions, including Fisher Scientific Group, a leading international distributor of laboratory equipment and test apparatus for the scientific community, Instrumentation Laboratory and IMED Corporation, a medical device company. Mr. Reinhard received a B.S. in Finance and an M.B.A. from Babson College. Mr. Reinhard is a co-founder and serves as an inside director and the Chairman of our Board of Directors. He has significant industry experience as well as public company experience.

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

Dr. Wei-Wei Zhang is currently Managing Director of Adventin Inc., (since prior to 2010) a biotechnology services business, and he has played an important role in the discovery, research and commercialization of the first gene therapeutic Gendicine (Adp53) approved by a major world health regulatory authority (the SFDA of the People’s Republic of China) for the treatment of certain forms of cancer. Dr. Zhang has co-founded and led other biotechnology companies in the United States and PRC including Introgen Therapeutics, Shenzhen SBiono Gene Tech, GenStar Therapeutics, GenWay Biotech, Zhuhai Bioinforbody, Adventin, Acrotics and eBioCenter. Previously he was director of molecular biology, a gene therapy unit of Baxter Healthcare. Dr. Zhang obtained an M.D. degree in 1982 from Zhejiang University in China, an M.S. in toxicology from Zhejiang University in 1985, a Ph.D. in molecular biology from the University of Alabama in 1989. Dr. Zhang has 16 patents and more than 65 peer-reviewed articles. Dr. Zhang was selected to join our board because of his contribution to the successful commercial development of the first gene therapy that was approved in China, his published research in the field of cell and gene therapy and experience with assisting early stage biotechnology companies advance into the commercialization process.

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

Independence

Our Board of Directors, following the review and determination of the Nominating Committee, has determined that eight of our ten directors are independent based on the definition of independence set forth in the NYSE MKT Company Guide. The members determined to be independent are Messrs. Gabrielson, Hutchison, Leitch, Lewis and Wallace. In addition, Messrs. Hutchison, Leitch, and Lewis also have been determined by our Board of Directors to meet the independence standards for members of an audit committee set forth in the rules promulgated under the Securities Exchange Act of 1934.

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

Board Meetings

Our Board of Directors held six meetings during the fiscal year ended December 31, 2015.  There was no action taken by written consent. Each of the eight current directors serving in 2015 attended at least 75% of the total number of meetings of the Board of Directors and applicable committees that each director was eligible to attend.

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

Audit Committee	Compensation Committee	Nominating Committee

Murray H. Hutchison* Andrew M. Leitch (Chairman)* Gerald J. Lewis John F. Wallace	Murray H. Hutchison Gerald J. Lewis (Chairman) Andrew M. Leitch	Edward W. Gabrielson Gerald J. Lewis (Chairman) John F. Wallace

*	The Board of Directors has determined that Messrs. Hutchison and Leitch are each an “audit committee financial expert” as defined by applicable rules adopted by the SEC.

During the year ended December 31, 2015, the Audit Committee held two meetings, the Compensation Committee held two meeting, and the Nominating Committee held three meeting.

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

Stockholder Communications with Directors

Our Board of Directors has adopted a Stockholder Communications Policy to provide a process by which our stockholders may communicate with our Board of Directors. Under the policy, stockholders may communicate with our Board of Directors as a whole, with the independent directors, with all members of a committee of our Board of Directors, or with a particular director. Stockholders wishing to communicate directly with our Board of Directors may do so by mail addressed to the Company at 11568 Sorrento Valley Road, Suite 14, San Diego, California, 92121, Attn: Corporate Secretary. The envelope should contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication” or “Stockholder-Director Communication.” All such letters must identify the author as a stockholder of the Company and clearly state whether the intended recipients are all members of the Board of Directors, all independent directors, all members of a committee of the Board of Directors, or certain specified individual directors.

Attendance at Annual Meetings

In recognition that it may not be possible or practicable, in light of other business commitments of the Company’s directors, to attend the Company’s annual meetings of stockholders, the members of the Board of Directors are invited, but not required, to attend each of the Company’s annual meeting of stockholders. We did not hold an annual meeting of stockholders in 2015.

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

We have reviewed and discussed the Company’s consolidated financial statements as set forth in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 with management of the Company and Marcum LLP., the Company’s independent registered public accountants.

We have discussed with Marcum LLP the matters required to be discussed by the Public Company Accounting Oversight Board (“PCAOB”), as adopted in Auditing Standard No. 16 (Communications with Audit Committees). We have received the written disclosures and the letter from Marcum LLP required by the applicable PCAOB requirements for independent accountant communications with audit committees with respect to auditor independence and have discussed with Marcum LLP it’s independence from the Company.

Based on our review and discussions with management of the Company and Marcum LLP referred to above, we recommend to the Board of Directors that the Company publish the consolidated financial statements of the Company for the year ended December 31, 2015 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Submitted by the members of the Audit Committee

Andrew M. Leitch, Chairman

Murray H. Hutchison

Gerald J. Lewis

ITEM 11.EXECUTIVE COMPENSATION

The following table shows the compensation earned by, or paid or awarded to, each person who served as our chief executive officer or chief financial officer during the year ended December 31, 2015.  We did not have any other executive officers during 2015.  Information is presented for the foregoing named executive officers for each of our three most recent fiscal years.

2015 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards 2 ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings 3 ($)	All Other Compensation ($)	Total ($)
Christopher J. Reinhard	2015	85,813	1	—	—	521,748	—	206,142	—	813,703
Chief Executive Officer	2014	207,810		—	—	188,222	—	152,342	—	548,374
	2013	332,807			—	—	—	—	—	332,807
Dennis Mulroy	2015	40,455	4	—	—	56,493	—	9,377	—	106,325
Chief Financial Officer	2014	199,354		—	—	17,156	—	81,229	—	297,739
	2013	224,250		—	—		—	—	—	224,250

Notes:

1)

Each of our named executive officers base salary was unchanged from prior levels approved by stockholders at the 2013 Annual Meeting of Stockholders.  Due to financial hardship, we have not had the funds to pay our executive compensation in full.  Our named executive officers agreed to voluntarily defer a portion of the base salary compensation in 2014 and 2015.

2)	Represents the fair market value of warrant awards on the date of grant as determined by the Black Scholes valuation model.
3)	Includes base salary awards accrued for our named executive officers based on their voluntary deferral due to our financial hardship.
4)	Mr. Mulroy resigned as the Company’s Chief Financial Officer on April 3, 2015.

Narrative Disclosure to 2015 Summary Compensation Table

There are three basic components to our executive compensation program: salary and benefits; cash bonuses; and long-term incentive compensation in the form of stock options and other equity-based compensation. None of our named executive officers had an employment agreement with the Company for fiscal 2015.

Salary and Benefits.

In establishing the base salaries of our named executive officers, the Compensation Committee considered various factors, including the executive’s qualifications and relevant experience, the scope of the executive’s job responsibilities, the executive’s contributions and performance, the compensation levels of executives at similar companies with similar job responsibilities, and that it had been three years since the base salaries of our executives had been increased. Because of the Company’s financial position, it was not able to pay full base salaries to its executive officers during the year ended December 31, 2014 or 2015, and the Board of Directors granted warrants to its executive officers as incentive based compensation as described below.

Based on the Company’s financial position, Mr. Reinhard voluntarily agreed to reduce his annual base salary to $250,000, and to defer certain salary amounts paid to Mr. Reinhard based on the availability of financial resources. In total, the Company has accrued $358,484 for unpaid salary under this arrangement with Mr. Reinhard for the years 2014 and.

Cash Bonuses.

We currently do not have a formal cash bonus plan. Any bonuses awarded have been in the discretion of the Compensation Committee and the Board of Directors. No bonuses were awarded in 2014 and 2015.

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

Long-Term Incentive Compensation.

No awards were granted to our named executive officers under the 2005 Equity Incentive Plan in 2015. Mr. Reinhard has refrained from participating in the 2005 Equity Incentive Plan. The Board of Directors determined to award our executive officers warrants to purchase shares of the Company’s common stock, subject to certain adjustments and exercisable over a ten year period. In 2015, Mr. Reinhard was granted a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.60 per shares, 215% above the closing stock price on the March 23, 2015 grant date. The number of shares issuable under this warrant granted in 2015 has been adjusted, pursuant to anti-dilution provisions in the warrant agreement, and increased by 400,000 shares at December 31, 2015, the exercise price remains unchanged. During 2014 our Compensation Committee awarded Mr. Reinhard a warrant to purchase 681,746 shares of our common stock, subject to certain adjustments and exercisable over a ten year period at $0.80 per share, which was approximately 57% above the closing price of the Company’s common stock on their issue date, February 28, 2014. The number of shares issuable under this warrant granted in 2014 has been adjusted, pursuant to anti-dilution provisions in the warrant agreement, and increased by 781,054 shares at December 31, 2015, the exercise price remains unchanged.

Outstanding Equity Awards at Fiscal Year-End 2015

The following table provides certain information about unexercised option awards and unvested restricted stock awards held by our named executive officers as of December 31, 2015.

	Warrants					Stock Awards
Name	Number of Securities Underlying Unexercised Warrants - (#) Exercisable	Number of Securities Underlying Unexercised Warrants - (#) Un- Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Warrant Exercise Price ($)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher J. Reinhard	1,462,800	—	—	$0.80	02/28/2024	—	—	—	—
	800,000	—	—	$0.60	03/23/2025	—	—	—	—

During the year ended December 31, 2015, there were no option exercises or vesting of stock option awards to our named executive officers.

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

Based on the Company’s financial condition, Directors agreed to waive the cash payment of accrued and unpaid Director’s fees for the 2014, 2015 and 2016 calendar years and instead received warrants to purchase Taxus Cardium common stock. Each non-employee director received a warrant grant covering 50,000 shares for 2015, at an exercise price of $0.60 per share, which was approximately 215% of the price of the Company’s common stock on the date of the grant, March 23, 2015. Pursuant to the terms of the warrant agreements, an additional 88,889 shares were issued in 2014, and warrants covering an additional 66,667 shares were issued in 2015, the exercise prices were unchanged for these warrants.

Mr. Reinhard whom served as our executive officer and on our Board of Directors, did not receive any additional compensation for serving as a director.

In 2014, as an ongoing equity incentive for 2014 and beyond, non-employee directors received warrants to purchase 50,000 shares of the Company’s common stock, subject to certain adjustments and exercisable over a ten year period at $0.80 per share, which was approximately 57% above the closing price of the Company’s common stock on their issue date, February 28, 2014.  During 2015, our non-employee directors received additional warrants related to anti-dilution provisions contained in the warrants issued in February 28, 2014. Mr. Jiayue Zhang received a warrant grant for 100,000 shares of our common stock for his 2015 service as Executive Chairman.

The following table shows the compensation earned by our non-employee directors for all services rendered by them in their capacity as a director of the Company during the year ended December 31, 2015.

Director Compensation for Fiscal Year 2015

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) 1	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Gabrielson	$—	—	16,500	—	—	—	$16,500
Murray Hutchison	—	—	16,500	—	—	—	16,500
Andrew Leitch	—	—	33,000	—	—	—	33,000
Gerald Lewis	—	—	16,500	—	—	—	16,500
Lon Otremba[2]	—	—	16,500	—	—	—	16,500
Jiayue Zhang	—	—	33,000	—	—	—	33,000
Wei-Wei Zhang	—	—	16,500	—	—	—	16,500

[1]

Reflects the fair market value of warrants granted based on the Black Scholes valuation model.  As of December 31, 2015, each of our non-employee directors had options and warrants outstanding to purchase 100,000 shares of our common stock. Mr. Jiayue Zhang received a warrant grant for 100,000 shares of our commons stock for his 2015 service as Executive Chairman.

[2]	Mr. Otremba resigned as a director in December 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK HOLDINGS OF CERTAIN OWNERS AND MANAGEMENT

The following table sets forth information on the beneficial ownership of our common stock as of December 29, 2016 by (a) each director, (b) the named executive officers listed in the compensation tables (c) all of our current directors and executive officers as a group, and (d) each person known to us who beneficially owns more than 5% of the outstanding shares of our common stock. Except as otherwise indicated, the business address for each beneficial owner is 11568 Sorrento Valley Road, Suite 14, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership [1]		Percent of Common Stock Outstanding [2]
Christopher J. Reinhard Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal Executive Financial and Accounting Officer)	3,918,995	[3]	22.2%
Edward W. Gabrielson, M.D. Director	393,889	[4]	2.8%
Murray H. Hutchison Director	393,889	[4]	2.8%
Andrew M. Leitch Director	394,484	[4]	2.8%
Gerald J. Lewis Director	393,889	[4]	2.8%
John Wallace Director	—		—
Wei Wei Zhang Director	838,334	[5]	5.7%
Jiayue Zhang, Director	3,848,953	[6]	27.6%
All directors and executive officers as a group (10 persons)	10,182,433	[7]	50.6%
Sabby Management Ltd 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458	6,830,894	[8]	35.6%

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

[2]

The percentages shown are calculated based on the number of shares of our common stock outstanding plus, for each person or group, any shares that person or group has the right to acquire within 60 days of December 9, 2016 pursuant to options, warrants or other rights. As of December 9, 2016, there were 13,623,544 shares of our common stock outstanding.

[3]	Includes 3,771,333 shares underlying warrants exercisable within 60 days of December 9, 2016.
[4]	Includes 388,889 shares underlying warrants exercisable within 60 days of December 9, 2016.
[5]	Includes 833,334 shares underlying warrants exercisable within 60 days of December 9, 2016.
[6]

Includes 334,270 shares underlying warrants and stock options exercisable within 60 days of December 9, 2016 and 3,510,620 shares held by Shanxi Taxus Pharmaceuticals Co., Ltd., Jinshang International Golden Tower, Suite 1202, Yuci District, Jinzhong City, Shanxi Province, China 030600.

[7]	Includes 8,876,001 shares underlying options and warrants exercisable within 60 days of December 9, 2016.
[8]

Includes 1,276,227 shares of the Company’s common stock beneficially owned by Sabby Management, based on information contained in a Schedule 13G/A filed with the SEC on January 5, 2016. Includes 5,554,667 shares upon the conversion of Series A Convertible Preferred Stock into the Company’s common stock. Under the terms of the Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund , Sabby is limited to directly holding no more than 9.9% of the Company’s common stock.

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

To our knowledge, based solely on our review of the copies of such reports provided to us and written representations from our directors and executive officers that no other reports were required, during the year ended December 31, 2015, all required Section 16(a) reports applicable to our directors, executive officers and greater than 10% stockholders were timely filed.

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

For the period January 1, 2014 through December 31, 2015, other than the transactions described under “Executive Officer Compensation” and “Director Compensation” above, there has not been any transactions or series of similar transactions in which the Company was a participant and the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2014 and 2015, which is approximately $7,500 and $330, and in which any of our directors, executive officers, holders of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, except as follows:

•

On April 4, 2015, the Company entered into a binding term sheet with Shenzhen Qianhai Taxus, as lead investor, to purchase a 15% equity stake in Angionetics. Shenzhen Qianhai Taxus paid $600,000 of the financing but did not complete the transaction. Shenzhen Qianhai Taxus agreed to convert the $600,000 into an investment in an equity subscription for the potential future purchase shares of Angionetics and/or Taxus Cardium common stock at a fair market price at the time of the purchase as determined by the Board of Directors. The President of Shenzhen Qianhai Taxus Industry Capital Management Co., Jiayue Zhang, is also the Executive Chairman of the Board of Directors of Taxus Cardium. The amount advanced by Shenzhen Qianhi Taxu for potential future shares of Angionetics and/or Taxus Cardium is non-interest bearing and has been recorded as common stock issuable.

•

On July 22, 2015, we entered into an Exchange and Redemption Agreement with Sabby Master Healthcare Fund  pursuant to which we agreed to reduce the conversion price on our Preferred stock to $0.30 per share. The Exchange and Redemption Agreement granted us a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time during a 120 day period after the date of the agreement, and permanently increased the limitation on indebtedness contained in the Certificate of Designation for the Preferred Stock to allow us to borrow up to $250,000.

•

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. Our Chief Executive Officer has advanced expenses on behalf of the Company.  At December 31, 2015, our Chief Executive Officer had advanced an aggregate of $946,142 in expenses for the Company.  The advances do not bear interest and are repayable to our Chief Executive Officer on demand.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm for the fiscal year ended December 31, 2015 was Marcum LLP. The Audit Committee of the Board of Directors has selected and approved Marcum LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2016. Representatives of Marcum LLP are not expected to be present at the Annual Meeting.

Audit Fees

The aggregate fees billed to the Company by Marcum LLP for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and other services normally provided in connection with our statutory and regulatory filings during each of the last two fiscal years ended December 31, were:

2015	120,843
2014	163,114

Audit-Related Fees

There were no fees billed to the Company by Marcum LLP for assurance and related services reasonably related to the performance of the audit or review of our financial statements, and not included under “Audit Fees” above, during the fiscal years ended December 31, 2015 and 2014.

Tax Fees

There were no fees billed to the Company by Marcum LLP for professional services for tax compliance, tax advice or tax planning during the fiscal years ended December 31, 2015 and 2014.

All Other Fees

There were no other fees billed to the Company by Marcum LLP for products and services, other than those described above, provided during the fiscal years ended December 31, 2015 and 2014.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of December 31, 2015 and 2014;

•	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014;

•	Consolidated Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2015 and 2014;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014;

•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. The following financial statement schedules are included under Item 8 of this report: None.

(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3.1	Second Amended and Restated Certificate of Incorporation of the registrant as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the Commission on January 18, 2006

3.2	Certificate of Ownership and Merger as filed with the Delaware Secretary of State on March 14, 2014	Exhibit 3.1 of our Current report on Form 8-K, filed with the Commission on March 18, 2014.

3.2	Amended and Restated Bylaws of the registrant as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the Commission on January 18, 2006

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

3.4	Certificate of Designation for Series A Convertible Preferred Stock	Exhibit 3.1 of our Current Report on Form 8-K, filed with the Commission on April 5, 2013.

4.1	Form of Common Stock Certificate for the registrant.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006

4.2	Form of Rights Agreement dated as of July 10, 2006, between the registrant and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

4.3	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

4.4	Form of Warrant Agreement issued to directors and officers in February 2014.	Exhibit 4.1 of our Form 10-Q, filed with the Commission on May 15, 2014.

4.5	Certificate of Designation of Series A Convertible Preferred Stock of Angionetics Inc.	Exhibit 99.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

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

Exhibit 10.4 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.4	Technology Transfer Agreement effective as of October 13, 2005, by and among Schering AG, Berlex, Inc., Collateral Therapeutics, Inc. and Cardium Therapeutics, Inc.	Exhibit 10.5 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.5	Amendment to the Exclusive License Agreement for “Angiogenesis Gene Therapy” effective as of October 20, 2005, between the Regents of the University of California and Cardium Therapeutics, Inc.	Exhibit 10.6 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

Exhibit Number	Description	Incorporated By Reference To
10.6	Amendment to License Agreement effective as of October 20, 2005, by and between New York University and Cardium Therapeutics, Inc.	Exhibit 10.7 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.7	Second Amendment to Exclusive License Agreement effective as of October 20, 2005, by and between Yale University and Cardium Therapeutics, Inc.	Exhibit 10.8 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.8	2005 Equity Incentive Plan as adopted effective as of October 20, 2005*	Exhibit 10.9 of our Current Report on Form 8-K dated October 20, 2005, filed with the Commission on October 26, 2005

10.9	Research and License Agreement between the registrant and New York University dated March 24, 1997 (with amendments dated April 28, 1998 and March 24, 2000)	Exhibit 10.14 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.10

Exclusive License Agreement for “Angiogenesis Gene Therapy” between the registrant and the Regents of the University of California dated as of September 27, 1995 (with amendments dated September 19, 1996, June 30, 1997, March 11, 1999 and February 8, 2000)

Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.11	Securities Purchase Agreement dated April 4, 2013 between the registrant and Sabby Healthcare Volatility Master Fund Ltd. for the purchase of Series A Convertible Preferred Stock.	Exhibit 10.1 of our Current Report on Form 8-K, filed with the Commission on April 5, 2013.

10.12	Asset Acquisition Agreement dated November 15, 2013 between To Go Brands, Inc. and Cell-nique Corporation	Exhibit 10.1 of our Current Report on Form 8-K, filed with the Commission on November 21, 2013

10.13	Strategic Cooperation Agreement dated February 21, 2014 between the registrant and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.1 of our Current Report on Form 8-K, filed with the Commission on March 4, 2014

10.14	Securities Purchase Agreement dated February 21, 2014 between the registrant and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.2 of our Current Report on Form 8-K, filed with the Commission on March 4, 2014

10.15	Strategic Cooperation Agreement dated February 21, 2014 between the registrant and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.16	Exchange Redemption Agreement dated July 22, 2015 between the registrant and Sabby Healthcare Volatility Master Fund, Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 23, 2015.

10.17	Contribution Agreement dated June 6, 2016 between the registrant and Angionetics Inc.	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.18	Services Agreement dated June 6, 2016 between the registrant and Angionetics Inc.	Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.19	Share Purchase Agreement dated June 7, 2016 among the registrant, Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.20	Distribution and License Agreement dated June 7, 2016 between Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.21	Exchange Redemption Agreement dated September 23, 2016 between the registrant and Sabby Healthcare Volatility Master Fund, Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 23, 2016.

10.22	Form of Warrant Agreement	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

Exhibit Number	Description	Incorporated By Reference To

23.1	Consent of Marcum LLP	Filed herewith

24.1	Power of Attorney	Included on signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Section 1350 Certification	Filed herewith

101

The following financial statements and footnotes from the Cardium Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2016

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC.

By:	/ S / CHRISTOPHER J. REINHARD
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

Signature	Title	Date

/ S / CHRISTOPHER J. REINHARD (Christopher J. Reinhard)	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Financial and Accounting Officer)	December 29, 2016

/ S / JIAYUE ZHANG Jiayue Zhang	Executive Chairman of the Board of Directors	December 29, 2016

/ S / EDWARD W. GABRIELSON (Edward W. Gabrielson)	Director	December 29, 2016

/ S / MURRAY H. HUTCHISON (Murray H. Hutchison)	Director	December 29, 2016

/ S / AnDREW M. LEITCH (Andrew M. Leitch)	Director	December 29, 2016

/ S / GERALD J. LEWIS (Gerald J. Lewis)	Director	December 29, 2016

John F. Wallace	Director	December 29, 2016

/ S / WEI -WEI ZHANG Wei-Wei Zhang	Director	December 29, 2016

-70-