Form 10-Q
period 2016-03-31
Taxus Cardium Pharmaceuticals Group Inc.
filed 2017-03-01
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of February 28, 2017, the registrant had 14,273,544 shares of common stock outstanding.

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

Due to financial hardship, we were unable to secure the necessary accounting review and audit of our financial statements and suspended filing of our regular quarterly and annual reports following our Quarterly Report on Form 10-Q for the period ended June 30, 2015.  We have subsequently filed our Quarterly Report on Form 10-Q for the period ended September 30, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2015.  It is our intention to become current in our reporting obligations under the Securities Exchange Act of 1934, as amended.  In the meantime, we have included disclosure concerning our more recent operations in Note 7—Subsequent Events in the footnotes to the consolidated financial statements and elsewhere in this report.

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

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$119,275	$21,547
Prepaid expenses and other assets	9,231	9,231
Investments	—	—
Total current assets	128,506	30,778
Property and equipment, net	3,262	6,525
Total assets	$131,768	$37,303
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,761,805	$1,790,648
Accrued liabilities	1,268,578	1,094,852
Advances from officer	1,046,769	946,142
Total current liabilities	4,077,152	3,831,642
Total liabilities	4,077,152	3,831,642
Commitments and contingencies
Stockholders’ deficit:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 1,041 at March 31, 2016 and December 31, 2015, respectively, with liquidation preferences of $1,000	—	—
Preferred stock issuable	250,000	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 13,187,544 at March 31, 2016 and December 31, 2015, respectively	1,319	1,319
Common stock issuable	600,000	600,000
Additional paid-in capital	110,789,291	110,763,761
Accumulated deficit	(115,585,994)	(115,159,419)
Total stockholders’ deficit	(3,945,384)	(3,794,339)
Total liabilities and stockholders’ deficit	$131,768	$37,303

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses
Research and development	$83,333	$78,562
Selling, general and administrative	340,669	529,695
Total operating expenses	424,002	608,257
Loss from operations	(424,002)	(608,257)
Interest expense	2,573	1,168
Net loss	$(426,575)	$(609,425)
Net loss per share – Basic and diluted
Net loss per share – Basic and diluted	$(0.03)	$(0.05)
Weighted average common shares outstanding	13,187,544	12,737,875

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(426,575)	$(609,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,263	3,087
Stock-based compensation	25,530	117,447
Changes in operating assets and liabilities
Prepaid expenses and other assets	—	(15,331)
Accounts payable	(28,843)	145,524
Accrued liabilities	173,726	132,980
Net cash used in operating activities	(252,899)	(225,718)
Cash Flows From Financing Activities
Cash advance from officer	100,627	17,851
Proceeds from preferred stock issuable	250,000	—
Net cash provided by financing activities	350,627	17,851
Net increase (decrease) in cash	97,728	(207,867)
Cash and cash equivalents at beginning of period	21,547	216,733
Cash and cash equivalents at end of period	$119,275	$8,866
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,573	$1,168

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Liquidity

Organization

Taxus Cardium was incorporated in Delaware in December 2003. We are an operating company that manages a medical technologies portfolio of equity-based and potential royalty-driven investments as follows: (1) Angionetics, currently a majority-owned subsidiary focused on the late-stage clinical development and commercialization of Generx™, an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease; (2) Activation Therapeutics, a wholly owned subsidiary focused on the development and commercialization of the Excellagen® technology platform, an FDA-cleared flowable dermal matrix for advanced wound care that we believe has broad potential applications as a delivery platform for small molecule drugs, proteins and biologics; (3) LifeAgain a wholly-owned subsidiary that has developed an advanced medical data analytics (ADAPT®) technology platform focused on developing new and innovative products for the life insurance and healthcare sectors; and (4) a minority investment in Healthy Brands Collective, a functional food and nutraceutical company which acquired the Company’s To Go Brands® business.

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

Liquidity and Going Concern

As of March 31, 2016, we had $119,275 in cash and cash equivalents. Our working capital deficit at March 31, 2016 was approximately $3.9 million.

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

Our principal business objectives are to advance the independent monetization and funding activities of our core products and technologies, with our Angionetics Inc. subsidiary being focused on the Generx™ angiogenic gene therapy product candidate, and our Activation Therapeutics, Inc. subsidiary being focused on the Excellagen ® FDA-cleared wound care product and the joint clinical development of Excellagen product line extensions as an advanced biologic delivery platform for new and innovative wound healing therapeutics, and/or to complete alterative corporate transactions. If we fail to conclude such transaction in a timely manner or alternatively fail to generate sufficient cash from financing activities, we will not generate sufficient cash flows to cover our operating expenses.

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

On April 4, 2015, we entered into a term sheet with Shenzhen Qianhai Taxus Capital Management Co., Ltd. (“Shenzhen Qianhai Taxus”), a company affiliated with Shanxi Taxus Pharamaceuticals Co. Ltd., whereby we proposed to sell Shenzhen Qianhai Taxus 600,000 shares of common stock in our Angionetics subsidiary in exchange for $3.0 million in cash.  The $3.0 million was to be paid in tranches that were to be completed by May 31, 2015.  Shenzhen Qianhai Taxus paid $600,000 of the financing.   Shenzhen Qianhai Taxus did not complete this transaction and the funds have been recorded as common stock issuable.  This subscription is committed and not refundable to Shenzhen Qianhai Taxus.  Shenzhen Qianhai Taxus is eligible to apply this amount toward the purchase of common stock of the Company or its subsidiaries based on terms and conditions approved by the Company’s Board of Directors.

In March 2016, we entered into a Preliminary Proposal for an Equity Investment in Angionetics, Inc. with Pineworld Capital Ltd., an entity affiliated with Huapont Life Sciences Co. Ltd, a China-based pharmaceutical company, and active pharmaceutical ingredient company (“Huapont”).   On March 18, 2016, we received $250,000 as a stock subscription to be applied to preferred shares.  See Note 7 to see the application of the $250,000 to the preferred shares issued on July 5, 2016.

On June 7, 2016, Taxus Cardium and Angionetics entered into a Share Purchase Agreement with an entity affiliated with Huapont Life Sciences Co. Ltd, a China-based pharmaceutical company, and active pharmaceutical ingredient company (“Huapont”).  Huapont is focused on the research and development of new and innovative healthcare products, and the manufacture, marketing and sale of leading pharmaceutical products, active pharmaceutical ingredients (known as APIs) and a portfolio of safe and effective agricultural herbicides (including NC16, NC34, NC36, NC125, NC201) serving the agricultural business throughout the U.S. and South American markets. Huapont’s pharmaceutical business includes dermatology products, cardiovascular products, anti-tuberculosis agents, autoimmune-related products and oncology-related products. Huapont’s API business involves the production and sale of bulk pharmaceutical chemicals, pharmaceutical intermediates and preparations of Western medicines, with current annual revenues of approximately $1.1 billion, and approximately 7,100 employees operating throughout mainland China. Huapont is listed on the Shenzhen Stock Exchange (002004.SZ) and trades at a current market capitalization of approximately $3.0 billion.

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

The investment from the Huapont affiliate was made in two tranches. The closing of the initial tranche of 200,000 Shares for $1,000,000 occurred on July 5, 2016. We received $750,000 on July 5, 2016 in addition to the $250,000 we received on March 18, 2016. The closing of the second tranche of 400,000 Shares for $2,000,000 was conditioned upon Angionetics securing FDA clearance to initiate a new U.S.-based Phase 3 clinical study (the AFFIRM study) to evaluate the safety and definitive efficacy of the  Generx™ [Ad5FGF-4] product candidate for the treatment of patients with ischemic heart disease and refractory angina.  On September 28, 2016, following FDA clearance of the Phase 3 AFFIRM study, Angionetics received $2,000,000 from the closing of the second tranche.   The 200,000 and 400,000 shares were issued on July 5, 2016 and September 28, 2016, respectively.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained in this report have been prepared in accordance with GAAP for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Our accounting policies are described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Impairment of Investments

We adjust the carrying amount of our investments for any impairments that might occur due to other-than-temporary impairment (“OTTI”) declines. We consider the need for impairment if and when indicators of other than temporary declines in value are present. Management evaluates investments for OTTI declines on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, advances from related party, accounts payable, and accrued liabilities approximate fair value due to the short term maturities of these instruments.

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

Earnings (Loss) Per Common Share

We compute earnings (loss) per share, in accordance with ASC Topic 260 “Earnings per Share”, which requires dual presentation of basic and diluted earnings per share.  Basic earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants.  As of March 31, 2016 and 2015, potentially dilutive securities consist of preferred stock convertible into 3,468,804 and 1,826,381 shares of common stock, respectively and outstanding stock options and warrants to acquire 7,442,598 and 3,793,492 shares of common stock, respectively.

These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2016 or 2015 because their effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended March 31,
	2016	2015
	(unaudited)
Research and development	$—	$—
General and administrative	25,530	117,447
Total stock-based compensation	$25,530	$117,447

Recent Accounting Pronouncements

In March, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not believe the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

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

In August 2014, the FASB issued Accounting Standards Update ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern . This ASU is intended to provide guidance on the responsibility of reporting entity management. Specifically, this ASU provides guidance to management related to evaluating whether there is substantial doubt about the reporting entity’s ability to continue as a going concern and about related financial statement note disclosures. The FASB issued this guidance to require management evaluation and potential financial statement disclosures. ASU 2014-15 is effective for financial statements with periods ending after December 15, 2016. We are currently evaluating ASU 2014-15 to determine its impact on our financial position, results of operations or cash flows.

Note 3—Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2016 (unaudited)	December 31, 2015
Payroll and benefits	$890,678	$789,852
Other	377,900	305,000
Total	$1,268,578	$1,094,852

Note 4—Advances From Related Party - Officer

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. As of March 31, 2016 and December 31, 2015, $1,046,769 and $946,142, respectively, in net Company expenses incurred in the ordinary course of business that have been paid by or with cash advanced by the Company’s Chief Executive Officer.

Note 5—Stockholders’ Equity

Common Stock

On April 4, 2015, we entered into a term sheet with Shenzhen Qianhai Taxus Capital Management Co., Ltd. (“Shenzhen Qianhai Taxus”), a company affiliated with Shanxi Taxus Pharmaceuticals Co. Ltd., whereby we proposed to sell Shenzhen Qianhai Taxus 600,000 shares of common stock in our Angionetics subsidiary in exchange for $3.0 million in cash.  The $3.0 million was to be paid in tranches that were to be completed by May 31, 2015.  Shenzhen Qianhai Taxus paid $600,000 of the financing, which was recorded as common stock issuable. Shenzhen Qianhai Taxus did not complete this transaction.  This subscription is committed and not refundable to Shenzhen Qianhai Taxus.  Shenzhen Qianhai Taxus is eligible to apply this amount toward the purchase of common stock of the Company or its subsidiaries based on terms and conditions approved by the Company’s Board of Directors.

Preferred Stock

Preliminary Proposal for an Equity Investment in Angionetics, Inc.

In March 2016, we entered into a Preliminary Proposal for an Equity Investment in Angionetics, Inc. with Pineworld Capital Ltd., an entity affiliated with Huapont Life Sciences Co. Ltd, a China-based pharmaceutical company, and active pharmaceutical ingredient company (“Huapont”).    On March 18, 2016, we received $250,000 as a stock subscription to be applied to preferred shares.  See Note 7 to see the application of the $250,000 to the preferred shares issued on July 5, 2016.

Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Ltd.

On April 4, 2013, we entered into a securities purchase agreement with Sabby Healthcare Volatility Master Fund, Ltd. (“Sabby”), pursuant to which we sold 4,012 shares of our newly authorized Series A Convertible Preferred Stock (the “Preferred Stock”) for $4.0 million. The Preferred Stock was convertible into shares of our common stock at an initial conversion price of $0.6437 per share. The conversion price is subject to downward adjustment if we issue common stock or common stock equivalents at a price less than the then effective conversion price.  Sabby is limited to hold no more than 10% of Taxus Cardium’s issued and outstanding common stock at any time.  As long as the Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future.

On July 22, 2015, we entered into an Exchange and Redemption Agreement with Sabby relating to the 1,176 outstanding shares of Preferred Stock that remained outstanding at that time.  Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the conversion price of the Preferred Stock to $0.30 per share. The Agreement grants Taxus Cardium (1) a right to redeem any or all of the outstanding Preferred Stock for its stated value (approximately $1,000 per share) at any time during a 120 day period after the date of the Agreement, and (2) increases the limitation on certain indebtedness contained in the Certificate of Designation for the Preferred Stock to allow Taxus Cardium to borrow up to $250,000. We entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the effective conversion price changing from $0.64 to $0.30 per share, the 1,176 shares of Preferred Stock outstanding were convertible into 3,918,667 shares of Taxus Cardium common stock, an additional 2,092,350 shares compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock into 3,468,804 common shares would increase the common stock outstanding from 13,187,544 shares as of March 31, 2016, to 16,656,348 an increase of 26%.

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

At March 31, 2016, the following shares were outstanding under the option plan:

Plan	Shares Outstanding	Shares Available for Issuance
2005 Equity Incentive Plan	17,000	—

The 2005 Equity Incentive Plan expired on October 20, 2015, ten years after its adoption, and we are no longer able to issue share or awards under that plan. All options or other awards issued under the 2005 Equity Incentive plan prior to its expiration remain outstanding in accordance with their terms.

On February 28, 2014, outside of the 2005 Equity Incentive Plan, we issued 1,457,100 common stock warrants to directors, officers and chief medical advisor. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.80 per share, which represented a 57% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.34 per share and vested immediately.

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

On May 1, 2015, outside of the 2005 Equity Incentive Plan, we issued 550,000 common stock warrants to directors and employees. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 20% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.37 per share.  300,000 vested immediately and 250,000 warrants vest on the one year anniversary of the date of grant.

On May 8, 2015, outside of the 2005 Equity Incentive Plan, we issued 100,000 common stock warrants to a consultant. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 33% premium to the closing stock price on the date of issuance.  The warrants had a fair value of $0.41 per share.  40,000 warrants vested immediately, and the remaining 60,000 warrants vested over three quarters. On August 4, 2015, the consulting agreement was terminated and the remaining 60,000 unvested warrants were cancelled per the terms of the consulting agreement and the warrant.

The following is a summary of stock option and warrant activity under the 2005 Equity Incentive Plan as well as the warrants issued outside of the plan to employees and consultants, during the three months ended March 31, 2016:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2015	7,337,598	$0.94	8.62
Granted	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	(45,000)	32.67	—
Balance outstanding, March 31, 2016	7,292,598	$0.74	8.42
Balance exercisable, March 31, 2016	7,034,091	$0.75	8.40

As of March 31, 2016, the Company had $8,626 of unvested stock-based compensation at fair value remaining to be expensed.

As of March 31, 2016, there was no intrinsic value to the outstanding and exercisable options and warrants as their exercise price exceeded the market price of our common stock.

Warrants

In addition to the warrants that we have issued as a form of compensation above, we have issued warrants to investors in connection with certain financing transactions.  The following table summarizes outstanding warrants as of March 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2015	716,748	$15.98	0.20
Warrants expired	(566,748)	12.80	—
Balance outstanding, March 31, 2016	150,000	$28.00	0.01
Warrants exercisable at March 31, 2016	150,000	$28.00	0.01

As of March 31, 2016, there was no intrinsic value to the outstanding and exercisable warrants as their exercise price exceeded the market value of our common stock.

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

In October 2014, BioRASI LLC (“BioRASI”) filed a complaint in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. In June of 2015, BioRASI amended the complaint to include as plaintiffs additional parties affiliated with BioRASI including Vendevia Group, LLC, Biosciences Research Ltd., and Progressive Scientific Bioresearch, Ltd. We are defending the action and have filed counterclaims.  Although at March 31, 2016, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

Note 7—Subsequent Events

We have evaluated events that occurred subsequent to March 31, 2016 and through the date the condensed consolidated financial statements were issued.

Angionetics Formation

On June 6, 2016, Taxus Cardium entered into a contribution agreement with Angionetics, pursuant to which Taxus Cardium contributed all of the assets and certain related liabilities related to the Generx ™ product candidate to Angionetics. In consideration of the contribution, Angionetics agreed to pay to Taxus Cardium a $2,000,000 technology fee, payable upon the earlier of a qualified initial public offering of Angionetics capital stock or a change in control of Angionetics. The contribution agreement also provides certain restrictions and registration rights related to Taxus Cardium’s holding in Angionetics capital stock. Taxus Cardium agreed to a twelve-month lock up on its shares of Angionetics following any qualified initial public offering of Angionetics common stock. Angionetics also granted Taxus Cardium piggyback registration rights, subject to certain cutbacks, for so long as Taxus Cardium continues to hold more than 9.99% of Angionetics’ outstanding capital stock. The contribution agreement contains mutual covenants regarding the protection of confidential non-public information shared between each entity. Finally, the contribution agreement provides for cross-indemnification where Taxus Cardium will indemnify Angionetics for any claims arising out of the operation of its business (excluding Generx and its related assets and liabilities), and Angionetics will indemnify Taxus Cardium for any claims arising out of the operation of its business.

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

Schering AG Technology Transfer Agreement

We are party to a Technology Transfer Agreement between Schering AG (now Bayer Pharma AG), Berlex, Inc. (now Bayer Healthcare Pharmaceuticals Inc), Collateral Therapeutics, Inc., and Taxus Cardium which covers the transfer or license of certain assets and technology, including patents relating to (i) methods of gene therapy for the treatment of cardiovascular disease (including methods for the delivery of genes to the heart or vasculature and the use of angiogenic and/or non-angiogenic genes for the potential treatment of diseases of the heart or vasculature); (ii) therapeutic genes that include fibroblast growth factors (including FGF-4); insulin-like growth factors (including IGF-I); and potentially other related biologics; and (3) other technology and know-how, including manufacturing and formulation technology, as well as data relating to the clinical development of Generx and corresponding FDA regulatory matters. Under this agreement, in October 2005 we paid Schering AG a $4.0 million upfront fee and, as the current holder of the license rights, are obligated to make a $10 million milestone payment upon the first commercial sale of each product using the licensed technology.

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

Huapont Life Sciences Angionetics Financing Agreement

On June 7, 2016, Taxus Cardium and Angionetics entered into a Share Purchase Agreement with Pineworld Capital Ltd., an entity affiliated with Huapont Life Sciences Co. Ltd, a China-based pharmaceutical company, and active pharmaceutical ingredient company (“Huapont”).  Huapont is focused on the research and development of new and innovative healthcare products, and the manufacture, marketing and sale of leading pharmaceutical products, active pharmaceutical ingredients (known as APIs) and a portfolio of safe and effective agricultural herbicides (including NC16, NC34, NC36, NC125, NC201) serving the agricultural business throughout the U.S. and South American markets. Huapont’s pharmaceutical business includes dermatology products, cardiovascular products, anti-tuberculosis agents, autoimmune-related products and oncology-related products. Huapont’s API business involves the production and sale of bulk pharmaceutical chemicals, pharmaceutical intermediates and preparations of Western medicines, with current annual revenues of approximately $1.1 billion, and approximately 7,100 employees operating throughout mainland China. Huapont is listed on the Shenzhen Stock Exchange (002004.SZ) and trades at a current market capitalization of approximately $3.0 billion.

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

The investment from the Huapont affiliate was made in two tranches. The closing of the initial tranche of 200,000 Shares for $1,000,000 occurred on July 5, 2016. We received $750,000 on July 5, 2016 in addition to the $250,000 we received on March 18, 2016. The closing of the second tranche of 400,000 Shares for $2,000,000 was conditioned upon Angionetics securing FDA clearance to initiate a new U.S.-based Phase 3 clinical study (the AFFIRM study) to evaluate the safety and definitive efficacy of the  Generx™ [Ad5FGF-4] product candidate for the treatment of patients with ischemic heart disease and refractory angina.  On September 28, 2016, following FDA clearance of the Phase 3 AFFIRM study, Angionetics received $2,000,000 from the closing of the second tranche.  The 200,000 and 400,000 shares were issued on July 5, 2016 and September 28, 2016, respectively.  Angionetics will require additional capital to complete the Phase 3 AFFIRM study, which it expects to secure through the sale of additional equity or debt securities. There are no agreements or arrangement for any additional financing in place at this time.

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

•

Voting.  The Shares generally vote with the Angionetics common stock as a single class on an as-converted basis.  Holders of the Shares also have certain special voting rights as a separate class including (a) the right to appoint a member to the Angionetics board of directors, (b) the right to approve any increase or decrease in the number of authorized shares of the Shares or the common stock, any merger or acquisition involving Angionetics, any liquidation or winding up of Angionetics, any increase in the number of directors and any dividend or distribution, and (c) the right to approve any amendment to the Angionetics certificate of incorporation in a manner that adversely affects the rights of the Shares.  The voting rights under (a) and (b) terminate if the Huapont affiliate does not complete the second closing under the share purchase agreement.

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

Generx License Agreement in Mainland China

On June 7, 2016, Angionetics entered into a Distribution and License Agreement with Pineworld Capital Ltd., an entity affiliated with Huapont Life Sciences Co. Ltd. (“Huapont”). Under the terms of the agreement the Huapont affiliated entity has been granted an exclusive license to clinically develop, manufacture, market and sell the Generx™ [Ad5FGF-4] angiogenic gene therapy product candidate in mainland China.

Angionetics will be responsible for conducting the planned U.S.-based Phase 3 clinical program.  Working in cooperation with researchers at Angionetics, Huapont’s affiliated entity has agreed to use commercially reasonable efforts to conduct clinical trials, make regulatory filings and take such other actions as may be necessary to commercialize Generx™ in mainland China. Huapont’s affiliated entity will assume the costs associated with the commercial development of Generx™ in mainland China.

The Distribution and License Agreement provides for the Huapont affiliate to make quarterly royalty payments to Angionetics at a rate of 10% of net sales of Generx™ products in mainland China, reducing to a 5% royalty based on the volume of annual sales. The royalty payments commence on the first commercial sale and expire on the earlier of the termination of any patent or regulatory exclusivity in China or fifteen years after the first commercial sale. The term of the agreement continues (unless terminated for breach) until Huapont’s affiliate has no remaining payment obligations to Angionetics. Upon expiration (but not an earlier termination) Huapont’s affiliate shall have a perpetual, non-exclusive, fully paid-up, and royalty free license to Generx™ in mainland China.

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

On February 3, 2017, Angionetics received notice that the FDA has granted Fast Track designation for the Phase 3 clinical investigation of Generx [Ad5FGF-4] cardiovascular angiogenic gene therapy as a one-time treatment for improving exercise tolerance in patients who have angina that is refractory to standard medical therapy and not amenable to conventional revascularization procedures (coronary artery bypass surgery and percutaneous coronary intervention and stents).  Under the FDA Modernization Act of 1997, designation as a Fast Track product means that FDA will take actions, as appropriate, to expedite the development and review of a biologics license application (BLA) for product approval. The FDA’s Fast Track process is designed to facilitate clinical and commercial development and expedite the review of new drugs and biologics that are intended to treat serious conditions that demonstrate the potential to address an unmet medical need.

Status of Term Sheet with Dr. Reddy’s and Russian Generx Clinical Development Program

Following the formation of Angionetics, our management team initiated a comprehensive review of Taxus Cardium’s global Generx regulatory and clinical dossier, and elected to primarily focus on the clinical advancement and registration of Generx in the United States and China, which we believe to be the most dynamic medical markets in the world for new and novel breakthrough products such as the Generx product candidate. As a result of this review, on July 13, 2016 we notified Dr. Reddy’s of our decision to discontinue the planned Generx development in the Russian Federation and other countries set forth in the term sheet and to focus on the late stage clinical and commercial development of Generx in key target markets that include the U.S. and China. Consequently, the commercialization opportunity with Dr. Reddy’s Laboratories, previously reported by Taxus Cardium, will not be advanced to a definitive agreement.

Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Ltd.

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at the time. Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to reduce the conversion price at which Sabby can convert shares of Preferred Stock to common shares to an effective price of $0.18 per share. The Exchange and Redemption Agreement grants Taxus Cardium a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately

$1,000 per share) at any time after the date of the Agreement until November 29, 2016.  We entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Preferred Stock outstanding are convertible to 5,554,667 shares of Taxus Cardium common stock, an additional 2,221,867 compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock of 829 shares as of February 28, 2017 into 4,604,674 common shares would increase the common stock outstanding from 14,273,544 shares as of February 28, 2017, to 18,878,218, an increase of 32%.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three month period ended March 31, 2016. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2015 (our “2015 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

We are an operating company that manages a medical technologies portfolio of equity-based and potential royalty-driven investments as follows: (1) Angionetics, currently a majority-owned subsidiary focused on the late-stage clinical development and commercialization of Generx™, an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease; (2) Activation Therapeutics, a wholly owned subsidiary focused on the development and commercialization of the Excellagen® technology platform, an FDA-cleared flowable dermal matrix for advanced wound care that we believe has broad potential applications as a delivery platform for small molecule drugs, proteins and biologics; (3) LifeAgain a wholly-owned subsidiary that has developed an advanced medical data analytics (ADAPT®) technology platform focused on developing new and innovative products for the life insurance and healthcare sectors; and (4) a minority investment in Healthy Brands Collective, a functional food and nutraceutical company which acquired the Company’s To Go Brands® business.

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

Business Strategy

We are currently focused on achieving milestones with the potential to offer significant valuation inflection points of our core biotechnology assets, while evaluating options for sales or other monetization of our non-core investments. The key elements of our business strategy include:

•

Continue Angionetics’ development and commercialization of Generx™, an angiogenic, gene-based biotherapeutic designed for the treatment patients who have late-stage coronary artery disease and refractory angina and other ischemic heart disorders and medical conditions, including support in the funding and operation of the AFFIRM U.S.-based Phase 3 clinical trial.

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

Recent highlights of our operating activities include the following:

Angionetics Inc. (Generx™)

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

Generx™ has been under clinical development for over a decade, under the continual oversight of our highly experienced management team.  Our management and consulting team have been responsible for the development of Generx from the initial scientific discoveries by researchers at the University of California, San Diego, through the first in-man U.S.-based clinical studies and late stage clinical studies, the acquisition of the Generx development program by Schering AG following the successful completion of a five-year strategic partnership, and the re-acquisition of the Generx development program by Taxus Cardium after Schering AG was acquired by Bayer Healthcare.  Collectively, Angionetics’ small and highly focused management team has over 100 years of experience in the fields of gene therapy, cardiovascular product development and biologics.

The Generx™ Product Candidate:

Generx™ is a disease-modifying, precision medicine that is designed to improve cardiac perfusion (blood flow) in patients with chronic myocardial ischemia and refractory angina due to advanced coronary artery disease. In our clinical studies, enhanced cardiac perfusion is expected to improve exercise capacity, reduce the frequency of angina (chest pain) attacks and correspondingly reduce the need for certain anti-anginal drugs, and improve overall cardiovascular disease status. Generx has been designed to improve perfusion by promoting the formation of functional coronary collateral blood vessels within the heart. This process, termed “medical revascularization,” represents a fundamentally new mechanism of action that involves the stimulation of the formation of new biological structures in the heart, through arteriogenesis (enlargement of existing arterioles) and angiogenesis (formation on new capillary vessels), as opposed to currently available pharmacologic therapies which only address the symptoms of angina.

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

Generx Technology Platform:

The Generx™ [Ad5FGF-4] angiogenic gene therapy product candidate requires three key elements: a myocardial delivery vector; a therapeutic transgene; and methods of gene delivery. Generx is biologically engineered using an E1-region deleted, replication deficient adenovirus serotype 5 vector to deliver the 621 base pair gene encoding human fibroblast growth factor-4 (FGF-4) under the control of a modified cytomegalovirus (CMV) promoter. Adenovirus is the most well-characterized and widely used gene therapy vector in human clinical studies, and has cGMP manufacturing and testing standards established by the FDA. The Generx FGF-4 transgene has been engineered to include a signal peptide, which enables effective secretion from cells that express the protein (such as cardiac myocytes).  Our preclinical studies have shown that therapeutic efficacy is significantly increased by the presence of such a signal sequence in the growth factor DNA construct. [Gao et al., Hum Gene Ther. 2005; 16:1058-64] The CMV promoter is capable of driving high levels of transgene protein expression in transfected cells for up to 3 weeks.  This short-term expression is ideal for tissue regeneration clinical applications requiring generation of new biological structures, including promotion of new vessel growth in the heart.

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

Subsequent Events

On June 7, 2016, after the period covered by this report, Angionetics Inc. announced that, Pineworld Capital Ltd., an entity affiliated with Huapont Life Sciences Ltd. (“Huapont”) had entered into an agreement covering a $3,000,000 private equity investment, to acquire a 15% preferred stock equity stake in Angionetics. In addition, in connection with this equity investment, the Huapont affiliate entered into an exclusive license agreement to co-develop, market and sell Generx in Mainland China.

Huapont is a China-based company focused on the research and development of new and innovative healthcare products, and the manufacture, marketing and sale of leading pharmaceutical products, active pharmaceutical ingredients (known as APIs), and a portfolio of safe and effective agricultural herbicides serving the agricultural business throughout the US and South American markets.  Huapont’s pharmaceutical business includes dermatology products, cardiovascular products, anti-tuberculosis agents, autoimmune-related products and oncology-related products.  Huapont’s API business involves the production and sale of bulk pharmaceutical chemicals, pharmaceutical intermediates and preparations of Western medicines, with current annual revenues of approximately US $1.1 billion, and approximately 7,100 employees operating throughout Mainland China. Huapont is listed on the Shenzhen Stock Exchange (002004.SZ) and carries a current market capitalization of approximately US $3.0 billion.

On September 9, 2016, Angionetics announced that the U.S. FDA Center for Biologics Evaluation and Research (CBER) had cleared the Generx™ product candidate for Phase 3 clinical study as a new, single dose, treatment for patients with myocardial ischemia and refractory angina due to advanced coronary artery disease (the AFFIRM study). Angionetics plans to apply for FDA Fast Track status for the Generx Phase 3 AFFIRM clinical study.  The FDA Fast Track program is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria.

On February 3, 2017, Angionetics received notice that the FDA has granted Fast Track designation for the Phase 3 clinical investigation of Generx [Ad5FGF-4] cardiovascular angiogenic gene therapy as a one-time treatment for improving exercise tolerance in patients who have angina that is refractory to standard medical therapy and not amenable to conventional revascularization procedures (coronary artery bypass surgery and percutaneous coronary intervention and stents).  Under the FDA Modernization Act of 1997, designation as a Fast Track product means that FDA will take actions, as appropriate, to expedite the development and review of a biologics license application (BLA) for product approval. The FDA’s Fast Track process is designed to facilitate clinical and commercial development and expedite the review of new drugs and biologics that are intended to treat serious conditions that demonstrate the potential to address an unmet medical need.

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

Activation Therapeutics is developing plans to undertake research and preclinical studies to evaluate the toxicology and mechanism of action with respect to the use of Excellagen as a delivery platform for secreted extracellular vesicles (“Exosomes”), which carry factors that stimulate and augment wound healing.  Exosomes are small (30-100 nm diameter), cell-derived, lipid bilayer-encapsulated vesicles that are naturally secreted by most cell types. Exosomes are found in, and can be isolated from, almost all bodily fluids and the media of cultured cells. Exosome contents include lipids, proteins, nucleic acids, and soluble factors. First identified in 1983, only in recent years has the therapeutic potential of exosomes been recognized and investigated.  They are now known to play a vital role in intercellular communication by delivering their contents to recipient cells, and triggering biologic responses.  In addition, exosomes are key secretory products of mesenchymal stem cells (MSC), and recently published preclinical research studies have demonstrated that MSC-derived exosomes can stimulate proliferation and migration of dermal fibroblasts, enhance angiogenesis, and accelerate wound healing in a diabetic mouse model.  We believe that Excellagen could be a valuable delivery platform for exosomes in wound healing applications, by facilitating delivery and potentially augmenting the biological response to exosomes.

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

Healthy Brands Collective.

On November 15, 2013, we sold the assets of our To Go Brands subsidiary to Healthy Brands Collective® in exchange for shares of preferred stock representing approximately 4% of Healthy Brand Collective’s fully-diluted common stock.  Healthy Brands Collective® is the trading name for Cellnique Corporation, a privately-held company that has acquired a portfolio of eight independent brand product platforms (prior to To Go Brands) including Cell-nique® , Cherrybrook Kitchen®, Yumnuts®, Living Harvest/Tempt®, Bites of Bliss®, High Country Kombucha® drinks and Organics European Gourmet Bakery™ (formerly Dr. Oetker) natural and organic baking mixes.

At the time of the transaction, Healthy Brands Collective had announced plans for an initial public offering.  Healthy Brands Collective has not completed any liquidity event.  During 2015 we took additional impairment writeoffs against our investment in Healthy Brands Collective, fully reserving our investment.  We are looking for opportunities to monetize our investment in Health Brands Collective, but do not have any arrangements or agreements in place at this time.

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

Our other significant accounting policies are described in the notes to our condensed consolidated financial statements.

Results of Operations

For the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Research and development expenses for the three months ended March 31, 2016 were $83,333 compared to $78,562 for the same period in 2015. The increase of $4,771 was the result of a $7,500 increase in personnel and related costs, offset by a $2,729 decrease in professional fees and other research and development related costs.

Selling, general and administrative expenses for the three months ended March 31, 2016 were $340,669 compared to $529,695 for the same period in 2015. The decrease of $189,026 was the result of a $91,916 decrease in stock-based compensation offset by an increase of $17,244 in personnel and related costs, a $93,887 reduction in professional fees, a $16,316 reduction in travel related expenses, a $9,586 reduction in office related expenses and a $5,435 increase in other selling, general and administration related expenses.

Interest expense for the three months ended March 31, 2016 was $2,573 compared to $1,168 for the same period in 2015. The increase of $1,405 was the result of interest expense charged on credit card expenditures.

Net loss for the three months ended March 31, 2016 was $426,575 (including $25,530 of stock-based compensation) compared to a net loss of $609,425 (including $117,447of stock-based compensation) for the same period of 2015. The decrease of $182,850 in net loss was primarily a result of the changes in operating and interest expenses described above.

Liquidity and Capital Resources

As of March 31, 2016, we had $119,275 in cash and cash equivalents. Our working capital deficit at March 31, 2016 was approximately $3.9 million.

Net cash used in operating activities was $252,899 for the three months ended March 31, 2016 compared to $225,718 for the three months ended March 31, 2015. The decrease of $27,181 in net cash used in operating activities was due primarily to decrease in net loss offset by a decrease in stock-based compensation and changes in operating assets and liabilities.

We had no net cash used in investing activities for the three months ended March 31, 2016 and 2015. At March 31, 2016 we did not have any significant capital expenditure requirements.

Net cash provided by financing activities was $350,627 for the three months ended March 31, 2016 compared to $17,851 for the same period in 2015. On March 18, 2016, we received $250,000 from Pineworld Capital Ltd, an affiliate of Huapont Life Sciences Ltd. (“Huapont”) as a stock subscription to be applied to preferred shares.  See Note 7 to see the application of the $250,000 to the preferred shares issued on July 5, 2016 and $100,627 in net cash advances received from our Chief Executive Officer to cover ordinary operating expenses. For the three month period ended March 31, 2015 net cash from financing activities was the result $17,851 of cash advanced from our Chief Executive Officer to cover ordinary operating expenses.

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

Angionetics will require substantial additional capital to complete the Phase 3 AFFIRM study.  We estimate that we will need an additional $25 to $50 million in additional capital to complete that study.  We plan to secure that capital through the sale of additional equity or debt securities in that entity. There are no agreements or arrangement for any additional financing in place at this time.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, management concluded that our disclosure controls were not effective for their intended purposes described above as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. For the year ended December 31, 2015, we noted the following material weaknesses in the operation of our internal controls as follows:

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

Our management does not believe that the material weakness in internal controls has resulted in any inaccuracy or misstatement in the financial statements included in this report. We plan to remediate these material weaknesses by hiring additional qualified accounting personnel when the Company has the financial resources to support those expenses. However, these material weaknesses continued to exist during the quarterly period ended March 31, 2016.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2014, BioRASI LLC (“BioRASI”) filed a complaint in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. In June of 2015, BioRASI amended the complaint to include as plaintiffs additional parties affiliated with BioRASI including Vendevia Group, LLC, Biosciences Research Ltd., and Progressive Scientific Bioresearch, Ltd. We are defending the action and have filed counterclaims.  Although at March 31, 2016, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

ITEM 1 A. RISK FACTORS

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

Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our products to market will require a commitment of substantial funds in excess of our current capital. The audit opinion accompanying our consolidated financial statements for the year ended December 31, 2015 included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

We have sustained operating losses to date and will likely continue to sustain losses as we seek to develop our products and product candidates. We expect these losses to be substantial because of the significant amounts we expect to spend on development activities and clinical trials for our product candidates. As of March 31, 2016, our accumulated deficit was approximately $116 million, and our cash and cash equivalents were $119,275. To date, we have generated very limited revenues and a large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations to continue for at least the next few years.

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

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials.  We may suffer significant setbacks in clinical trials, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. In the event that Angionetics obtains negative results from the AFFIRM Phase 3 clinical study or receives poor clinical results for other product candidates, or the FDA chooses to block progress of the trials, or does not approve our Biologics License Application for Generx, Angionetics may not be able to generate sufficient revenue or obtain financing to continue operations.  In such event, our ability to execute on our current business plan will be materially impaired, our reputation in the industry and in the investment community would likely be significantly damaged, and the price of our stock would likely decrease significantly.

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

Even if approved for marketing, our product candidates may fail to gain market acceptance.

Our ongoing business and future depends on the success of our technologies and product candidates. Gene-based therapy, like our Generx™ product candidate, is a new and rapidly evolving medical approach that has any not been shown to be effective on a widespread basis. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of biologic-based products to date and no gene therapy has yet been successfully commercialized. Our product candidates, and the technology underlying them, are new and unproven and there is no guarantee that health care providers or patients will be interested in our products even if they are approved for use.

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

On September 23, 2016, after the period covered by this report, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at that time. Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the conversion price to $0.18 per share. The Exchange and Redemption Agreement granted us a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time after the date of the Agreement until November 29, 2016.  We entered into the agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Series A Convertible Preferred Stock outstanding became convertible to 5,554,667 shares of our common stock, an additional 2,221,867 compared to before the conversion price change.  At March 31, 2016, there were 1,041 shares of Series A Convertible Preferred Stock outstanding.  A hypothetical conversion of all of the outstanding Preferred Stock into 3,468,804 common shares would increase the common stock outstanding from 13,187,544 shares as of March 31, 2016, to 16,656,348, an increase of 26%.

The exercise of our outstanding warrants and stock options will significantly dilute the ownership interest of existing stockholders.

At March 31, 2016, we had an aggregate of 7,442,598 stock options and warrants outstanding at exercise prices ranging from $0.19 to $55.00. The exercise of some or all of our outstanding warrants would significantly dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

4.1	Form of Warrant Agreement issued to directors and officers in February 2014.	Exhibit 4.1 of our Form 10-Q, filed with the Commission on May 15, 2014.

4.2	Certificate of Designation of Series A Convertible Preferred Stock of Angionetics Inc.	Exhibit 99.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.1	Strategic Cooperation Agreement dated February 21, 2014 between the registrant and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.2	Securities Purchase Agreement dated February 21, 2014 between the registrant and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.3	Exchange Redemption Agreement dated July 22, 2015 between the registrant and Sabby Healthcare Volatility Master Fund, Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 23, 2015.

10.4	Contribution Agreement dated June 6, 2016 between the registrant and Angionetics Inc.	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.5	Services Agreement dated June 6, 2016 between the registrant and Angionetics Inc.	Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.6	Share Purchase Agreement dated June 7, 2016 among the registrant , Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.7	Distribution and License Agreement dated June 7, 2016 between Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.8	Exchange Redemption Agreement dated September 23, 2016 between the registrant and Sabby Healthcare Volatility Master Fund, Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 23, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32	Section 1350 Certification	Filed herewith.

101

The following financial statements and footnotes from the Taxus Cardium Pharmaceuticals Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Taxus Cardium Pharmaceuticals Group, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2017

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC.

	By:	/s/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard,
Chief Executive Officer (Principal Executive and Accounting Officer)