Form 10-Q
period 2016-06-30
Taxus Cardium Pharmaceuticals Group Inc.
filed 2017-03-06
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of March 6, 2017, the registrant had 14,273,544 shares of common stock outstanding.

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

Due to financial hardship, we were unable to secure the necessary accounting review and audit of our financial statements and suspended filing of our regular quarterly and annual reports following our Quarterly Report on Form 10-Q for the period ended June 30, 2015.  We have subsequently filed our Quarterly Report on Form 10-Q for the period ended September 30, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the period ended March 31, 2016.  It is our intention to become current in our reporting obligations under the Securities Exchange Act of 1934, as amended.  In the meantime, we have included disclosure concerning our more recent operations in Note 7—Subsequent Events in the footnotes to the consolidated financial statements and elsewhere in this report.

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

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$12,845	$21,547
Prepaid expenses and other assets	—	9,231
Investments	—	—
Total current assets	12,845	30,778
Property and equipment, net	—	6,525
Deposits and other assets	11,765	—
Total assets	$24,610	$37,303
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,890,612	$1,790,648
Accrued liabilities	1,583,552	1,094,852
Advances from officer	1,070,119	946,142
Note payable	30,000	—
Total current liabilities	4,574,283	3,831,642
Total liabilities	4,574,283	3,831,642
Commitments and contingencies
Stockholders’ deficit:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 1,024 at June 30, 2016 and 1,041 at December 31, 2015, with liquidation preferences of $1,000	—	—
Preferred stock issuable	3,000,000	—
Subscription receivable	(2,750,000)	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 13,242,544 at June 30, 2016 and 13,187,544 at December 31, 2015	1,325	1,319
Common stock issuable	600,000	600,000
Additional paid-in capital	110,798,217	110,763,761
Accumulated deficit	(116,199,215)	(115,159,419)
Total stockholders’ deficit	(4,549,673)	(3,794,339)
Total liabilities and stockholders’ deficit	$24,610	$37,303

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses
Research and development	$78,863	$299,526	$162,197	$378,088
Selling, general and administrative	531,464	838,862	872,133	1,368,556
Impairment of investment	—	300,000	—	300,000
Total operating expenses	610,327	1,438,388	1,034,330	2,046,644
Loss from operations	(610,327)	(1,438,388)	(1,034,330)	(2,046,644)
Interest expense	(2,893)	(1,216)	(5,466)	(2,383)
Net loss	$(613,220)	$(1,439,604)	$(1,039,796)	$(2,049,027)
Net loss per share – Basic and diluted
Net loss per share – Basic and diluted	$(0.05)	$(0.11)	$(0.08)	$(0.16)
Weighted average common shares outstanding	13,191,725	12,775,044	13,191,725	12,775,044

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(1,039,796)	$(2,049,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,525	5,280
Stock-based compensation	34,462	257,835
Impairment of investment	—	300,000
Changes in operating assets and liabilities
Prepaid expenses and other assets	(2,534)	167,307
Accounts payable	99,964	313,243
Accrued liabilities	488,700	274,075
Net cash used in operating activities	(412,679)	(731,287)
Cash Flows From Financing Activities
Cash advance from officer	123,977	27,764
Proceeds from note payable	30,000	—
Proceeds from common stock issuable	—	600,000
Proceeds from preferred stock issuable	250,000	—
Net cash provided by financing activities	403,977	627,764
Net decrease in cash	(8,702)	(103,523)
Cash and cash equivalents at beginning of period	21,547	216,733
Cash and cash equivalents at end of period	$12,845	$113,210
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,466	$2,383
Cash paid for income taxes	8,440	—

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

Angionetics Formation

During 2015, we established Angionetics as a separate subsidiary for the purpose of continuing the development of our GenerxTM product candidate.  Our management established Angionetics to create additional opportunities to fund the capital needed to complete the clinical trials and commercialization of the GenerxTM product candidate. During the three month period ended June 30, 2016 we undertook a number of actions to complete the formation, capitalization and launch of Angionetics.

We are party to a Technology Transfer Agreement between Schering AG (now Bayer Pharma AG), Berlex, Inc. (now Bayer Healthcare Pharmaceuticals Inc.), Collateral Therapeutics, Inc., and Taxus Cardium which covers the transfer or license of certain assets and technology, including patents relating to (i) methods of gene therapy for the treatment of cardiovascular disease (including methods for the delivery of genes to the heart or vasculature and the use of angiogenic and/or non-angiogenic genes for the potential treatment of diseases of the heart or vasculature); (ii) therapeutic genes that include fibroblast growth factors (including FGF-4); insulin-like growth factors (including IGF-I); and potentially other related biologics; and (3) other technology and know-how, including manufacturing and formulation technology, as well as data relating to the clinical development of GenerxTM and corresponding FDA regulatory matters. Under this agreement, in October 2005, we paid Schering AG a $4.0 million upfront fee and, as the current holder of the license rights, are obligated to make a $10 million milestone payment upon the first commercial sale of each product using the licensed technology.

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

On June 6, 2016, Taxus Cardium entered into a contribution agreement with Angionetics, pursuant to which Taxus Cardium contributed all of the assets and certain related liabilities related to the GenerxTM product candidate to Angionetics. In consideration of the contribution, Angionetics agreed to pay to Taxus Cardium a $2,000,000 technology fee, payable upon the earlier of a qualified initial public offering of Angionetics capital stock or a change in control of Angionetics. The contribution agreement also provides certain restrictions and registration rights related to Taxus Cardium’s holding in Angionetics capital stock. Taxus Cardium agreed to a twelve-month lock up on its shares of Angionetics following any qualified initial public offering of Angionetics common stock. Angionetics also granted Taxus Cardium piggyback registration rights, subject to certain cutbacks, for so long as Taxus Cardium continues to hold more than 9.99% of Angionetics’ outstanding capital stock. The contribution agreement contains mutual covenants regarding the protection of confidential non-public information shared between each entity. Finally, the contribution agreement provides for cross-indemnification where Taxus Cardium will indemnify Angionetics for any claims arising out of the operation of its business (excluding GenerxTM and its related assets and liabilities), and Angionetics will indemnify Taxus Cardium for any claims arising out of the operation of its business.

On June 6, 2016, Taxus Cardium entered into a services agreement with Angionetics, pursuant to which Taxus Cardium agreed to provide services to Angionetics during a transition period. The services agreement provides that Taxus Cardium will assist Angionetics with the transfer of the GenerxTM assets and liabilities without charge. Taxus Cardium has also agreed to provide certain administrative, commercial and clinical development services to Angionetics on a cost basis. Angionetics has also been granted a license to use certain of Taxus Cardium’s facilities in exchange for payment of 70% of the costs of the facilities. The transition services are provided without warranty or liability except in the case of fraud or willful misconduct. The services agreement also contemplates that as Angionetics develops its financing and business plan, it is anticipated that certain Taxus Cardium employees critical to the development of the GenerxTM product candidate will become employees of Angionetics.

Liquidity and Going Concern

As of June 30, 2016, we had $12,845 in cash and cash equivalents. Our working capital deficit at June 30, 2016 was approximately $4.6 million.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained in this report have been prepared in accordance with GAAP for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Earnings (Loss) Per Common Share

We compute earnings (loss) per share, in accordance with ASC Topic 260 “Earnings per Share”, which requires dual presentation of basic and diluted earnings per share.  Basic earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants.  As of June 30, 2016 and 2015, potentially dilutive securities consist of preferred stock convertible into 3,413,804 and 1,826,317 shares of common stock, respectively and outstanding stock options and warrants to acquire 7,292,598 and 4,454,995 shares of common stock, respectively.

These potentially dilutive securities were not included in the calculation of loss per common share for the three and six month periods ended June 30, 2016 or 2015 because their effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended June 30,
	2016	2015
	(unaudited)
Research and development	$—	$—
General and administrative	8,932	140,388
Total stock-based compensation	$8,932	$140,388

	For the Six Months Ended June 30,
	2016	2015
	(unaudited)
Research and development	$—	$—
General and administrative	34,462	257,835
Total stock-based compensation	$34,462	$257,835

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

Note 3—Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2016 (unaudited)	December 31, 2015
Payroll and benefits	$997,152	$789,852
Other	586,400	305,000
Total	$1,583,552	$1,094,852

Note 4—Advances From Related Party - Officer

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. As of June 30, 2016 and December 31, 2015, $1,070,119 and $946,142, respectively, in net Company expenses incurred in the ordinary course of business that have been paid by or with cash advanced by the Company’s Chief Executive Officer.  During the three and six month periods ended June 30, 2016, $23,350 and $123,979, respectively, in net expenses were paid by or with cash advanced by our Chief Executive Officer.

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

Angionetics Financing Agreement with Huapont Life Sciences

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

Pursuant to the Share Purchase Agreement, Angionetics agreed to sell 600,000, shares of its newly authorized Series A Convertible Preferred Stock (the “Shares”) to the Huapont affiliate in exchange for $3,000,000 in cash.  The Shares represent an initial 15% equity interest in Angionetics, resulting in a post-money valuation of $20.0 million for Angionetics, subject to certain anti-dilution protection described below.  The agreement called for the investment from the Huapont affiliate to be made in two tranches—the closing of the initial tranche of 200,000 Shares for $1,000,000 shortly following the execution of the agreement and the closing of the second tranche of 400,000 Shares for $2,000,000 was conditioned upon Angionetics securing FDA clearance to initiate a new U.S.-based Phase 3 clinical study (the AFFIRM study) to evaluate the safety and definitive efficacy of the  GenerxTM [Ad5FGF-4] product candidate for the treatment of patients with ischemic heart disease and refractory angina.  See Note 7 to see the preferred shares issued on July 5, 2016 and September 28, 2016.

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

On July 22, 2015, we entered into an Exchange and Redemption Agreement with Sabby relating to the 1,176 outstanding shares of Preferred Stock that remained outstanding at that time.  Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the conversion price of the Preferred Stock to $0.30 per share. The Agreement grants Taxus Cardium (1) a right to redeem any or all of the outstanding Preferred Stock for its stated value (approximately $1,000 per share) at any time during a 120 day period after the date of the Agreement, and (2) increases the limitation on certain indebtedness contained in the Certificate of Designation for the Preferred Stock to allow Taxus Cardium to borrow up to $250,000. We entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the effective conversion price changing from $0.64 to $0.30 per share, the 1,176 shares of Preferred Stock outstanding were convertible into 3,918,667 shares of Taxus Cardium common stock, an additional 2,092,350 shares compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock into 3,413,804 common shares would increase the common stock outstanding from 13,242,544 shares as of June 30, 2016, to 16,656,348 an increase of 26%.

As a result of this reduction of the conversion price of the preferred stock, the Company was also required to issue an additional 3,749,692 of warrants, to such warrant holders (substantially all current and former employees), in accordance with the original terms of their agreements.  The fair value of these issuances was recorded as compensation expense.

Stock Options and Other Equity Compensation Plans

We have an equity incentive plan that was established in 2005 under which 283,058 shares of the Company’s common stock have been reserved for issuance to employees, non-employee directors and consultants of the Company.

At June 30, 2016, the following shares were outstanding under the option plan:

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

The following is a summary of stock option and warrant activity under the 2005 Equity Incentive Plan as well as the warrants issued outside of the plan to employees and consultants, during the three months ended June 30, 2016:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2015	7,337,598	$0.94	8.62
Granted	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	(45,000)	32.67	—
Balance outstanding, June 30, 2016	7,292,598	$0.74	8.17
Balance exercisable, June 30, 2016	7,284,845	$0.74	8.17

As of June 30, 2016, the Company had $978 of unvested stock-based compensation at fair value remaining to be expensed.

As of June 30, 2016, there was no intrinsic value to the outstanding and exercisable options and warrants as their exercise price exceeded the market price of our common stock.

Warrants

In addition to the warrants that we have issued as a form of compensation above, we have issued warrants to investors in connection with certain financing transactions.  The following table summarizes outstanding warrants as of June 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2015	716,748	$15.98	0.20
Warrants expired	(716,748)	15.98	—
Balance outstanding, June 30, 2016	—	$—	—
Warrants exercisable at June 30, 2016	—	$—	—

As of June 30, 2016, there were no finance warrants outstanding, each of such warrants having expired in accordance with their terms.

Note 6—Commitments and Contingencies

Note Payable

On June 20, 2016, in connection with the Huapont Financing we entered into a note payable with an advisor to the Company in the amount of $30,000.  The note bears interest at a rate of 10%.  The note and accrued interest is payable five days after the completion of the financing by Huapont.  The note and accrued interest was repaid in full on July 13, 2016.

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

In October 2014, BioRASI LLC (“BioRASI”) filed a complaint in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. In June of 2015, BioRASI amended the complaint to include as plaintiffs additional parties affiliated with BioRASI including Vendevia Group, LLC, Biosciences Research Ltd., and Progressive Scientific Bioresearch, Ltd. We are defending the action and have filed counterclaims.  Although at June 30, 2016, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

Note 7—Subsequent Events

We have evaluated events that occurred subsequent to June 30, 2016 and through the date the condensed consolidated financial statements were issued.

Closing of Angionetics financing with Huapont

On July 5, 2016, the initial closing under the Share Purchase Agreement dated June 7, 2016 among Taxus Cardium and Angionetics an entity affiliated with Huapont took place and Angionetics sold 200,000 Shares in exchange for a cash payment of $750,000 in addition to $250,000 received on March 18, 2016.

On September 28, 2016, following FDA clearance of the Phase 3 AFFIRM study discussed below, Angionetics sold an additional 400,000 Shares in exchange for cash payment of $2,000,000.   Angionetics will require additional capital to complete the Phase 3 AFFIRM study, which it expects to secure through the sale of additional equity or debt securities. There are no agreements or arrangement for any additional financing in place at this time.

FDA Approval of Phase 3 Clinical Trial for GenerxTM

On December 18, 2015, pursuant to Section 505(i) of the U.S. Federal Food, Drug and Cosmetic Act, Angionetics submitted a request to the FDA Center for Biologics Evaluation and Research requesting transfer of sponsorship for the GenerxTM Investigational New Drug (IND) application to Angionetics.  Transfer of sponsorship was acknowledged by the FDA on January 5, 2016.  Additionally, the FDA acknowledged Angionetics’ U.S. activation of the Ad5FGF-4 (Generx) Investigational New Drug Application (IND) pursuant to Section 505(i) of the Federal Food, Drug and Cosmetic Act. Consequently, the previously granted FDA “Fast Track” designation for the GenerxTM development program continues forward.  In addition, Angionetics submitted for FDA clearance a new U.S.-based Phase 3 clinical study protocol (the “AFFIRM” study) to evaluate the further safety and definitive efficacy of GenerxTM [Ad5FGF-4] for men and women with advanced ischemic heart disease and refractory angina.

On September 9, 2016, the U.S. FDA Center for Biologics Evaluation and Research (CBER) cleared Angionetics’ AFFIRM Phase 3 clinical study protocol, thus allowing Angionetics to proceed with late-stage clinical evaluation of GenerxTM.  The AFFIRM study patient population and trial design are based on Ad5FGF-4 responder data from the four prior FDA-cleared clinical studies.  The primary efficacy endpoint is improvement in exercise treadmill test (ETT) duration in GenerxTM -treated patients compared to a placebo control group.  Enrolled patients must have refractory angina, documented clinical evidence of myocardial ischemia, clinically significant limitation of physical activity due to angina, and angina-limited ETT duration of 3-7 minutes.

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

Status of Term Sheet with Dr. Reddy’s and Russian GenerxTM Clinical Development Program

Following the formation of Angionetics, our management team initiated a comprehensive review of Taxus Cardium’s global GenerxTM regulatory and clinical dossier, and elected to primarily focus on the clinical advancement and registration of GenerxTM in the United States and China, which we believe to be the most dynamic medical markets in the world for new and novel breakthrough products such as the GenerxTM product candidate. As a result of this review, on July 13, 2016 we notified Dr. Reddy’s of our decision to discontinue the planned GenerxTM development in the Russian Federation and other countries set forth in the term sheet and to focus on the late stage clinical and commercial development of GenerxTM in key target markets that include the U.S. and China. Consequently, the commercialization opportunity with Dr. Reddy’s Laboratories, previously reported by Taxus Cardium, will not be advanced to a definitive agreement.

Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Ltd.

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at the time. Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to reduce the conversion price at which Sabby can convert shares of Preferred Stock to common shares to an effective price of $0.18 per share. The Exchange and Redemption Agreement grants Taxus Cardium a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time after the date of the Agreement until November 29, 2016.  We entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Preferred Stock outstanding are convertible to 5,554,667 shares of Taxus Cardium common stock, an additional 2,221,867 compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock of 829 shares as of March 6, 2017 into 4,604,674 common shares would increase the common stock outstanding from 14,173,544 shares as of March 6, 2017, to 18,778,218, an increase of 32%.

As a result of this reduction of the conversion price of the preferred stock, the Company was also required to issue  an additional 4,823,733 of warrants, to such warrant holders (substantially all current and former employees), in accordance with the original terms of their agreements.  The fair value of these issuances was recorded as compensation expenses.

Retirement of Members of the Board of Directors

In November 2016, Tyler Dylan-Hyde, Ph.D. and Mr. Lon Otremba retired as directors of the Company’s Board of Directors after almost a decade of service.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six month periods ended June 30, 2016. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2015 (our “2015 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

Results of Operations

For the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

Research and development expenses for the three months ended June 30, 2016 were $78,863 compared to $299,526 for the same period in 2015.  During 2015 we determined that we were not likely to take advantage of a prepaid asset in the form of a manufacturing deposit, and took an associated expense of $200,000 in that period.  There was no similar expense in 2016.  Other factors contributing to the decrease of $220,662 were a $27,016 decrease in clinical trials expense, $8,854 increase in personnel and related costs and a $2,500 decrease in professional fees.

Selling, general and administrative expenses for the three months ended June 30, 2016 were $531,464 compared to $838,862 for the same period in 2015. The decrease of $307,398 was the result of a variety of actions intended to reduce operating expenses based on our limited capital resources during the period.  Specifically factors contributing to the decrease were a $131,456 decrease in stock-based compensation offset by an increase of $19,316 in personnel and related costs, a $107,150 reduction in professional fees, a $19,096 reduction in travel related expenses, a $74,882 reduction in public relations and sales and marketing related expenses and a $5,870 increase in other general and administration related expenses.

Interest expense for the three months ended June 30, 2016 was $2,893 compared to $1,216 for the same period in 2015. The increase of $1,677 was the result of interest expense charged on credit card expenditures.

Net loss for the three months ended June 30, 2016 was $613,220 (including $8,932 of stock-based compensation) compared to a net loss of $1,439,604 (including $140,388 of stock-based compensation) for the same period of 2015. The decrease of $826,384 in net loss was primarily a result of the changes in operating expenses described above.

For the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

Research and development expenses for the six months ended June 30, 2016 were $162,197 compared to $378,088 for the same period in 2015.  During 2015 we determined that we were not likely to take advantage of a prepaid asset in the form of a manufacturing deposit, and took an associated expense of $200,000 in that period.  There was no similar expense in 2016.  Other factors contributing to the decrease were a $27,445 decrease in clinical trials expense, offset by an increase of $16,354 in personnel costs and a $4,800 increase in professional services.

Selling general and administrative expenses for the six months ended June 30, 2016 were $872,133 compared to $1,368,556 for the six months ended June 30, 2015. The decrease of $496,423 was the result of a variety of actions intended to reduce operating expenses based on our limited capital resources during the period.  Specifically factors contributing to the a $186,812 reduction in personnel and related costs including stock compensation, a $208,385 reduction in professional services expenses, a $35,413 reduction in travel related expenses, a $70,638 decrease in public relations and other sales and marketing related costs and an $4,825 increase in various other general and administrative related costs.

Interest expense for the six months ended June 30, 2016 was $5,466 compared to $2,383 for the six months ended June 30, 2015. The increase of $3,083 was the result of interest expense charged on credit card expenditures.

Net loss for the six months ended June 30, 2016 was $1,039,796 (including $34,462 of stock-based compensation) compared to a net loss of $2,049,027 (including $257,834 of stock-based compensation) for the same period of 2015. The decrease of $1,009,231 in net loss was primarily a result of the decrease in operating expenses described above as well as a $300,000 impairment charge against our holding in Healthy Brands Collective which was expensed in 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had $12,845 in cash and cash equivalents. Our working capital deficit at June 30, 2016 was approximately $4.6.

Net cash used in operating activities was $412,679 for the six months ended June 30, 2016 compared to $731,287 for the six months ended June 30, 2015. The decrease of $318,608 in net cash used in operating activities was due primarily to a decrease in net loss offset by decrease in noncash expenses (share based compensation) and changes in net operating liabilities.

We had no net cash used in investing activities for the six months ended June 30, 2016 and 2015. At June 30, 2016, we did not have any significant capital expenditure requirements.

Net cash provided by financing activities was $403,977 for the six months ended June 30, 2016 compared to $627,764 for the six months ended June 30, 2015. For the six month period ended June 30, 2016 net cash from financing activities was the result of $250,000 payment received from Pineworld Capital Ltd, an affiliate of Huapont Life Sciences Ltd. (“Huapont”) for a stock subscription to be applied to preferred shares, plus $123,977 of cash advanced from our Chief Executive Officer to cover ordinary Company expenses and $30,000 in proceeds from a note payable with an unaffiliated third party. For the six month period ending June 30, 2015, the $600,000 net cash received from financing activities were payments from Shenzhen Qianhai Taxus Industry Capital Management Co., an affiliate of Shanxi Taxus for an equity stake in either the Company or Angionetics and $27,764 net cash advances received from an officer of the Company.

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

On July 5, 2016, after the period covered by this report, the initial closing under the Share Purchase Agreement dated June 7, 2016 among Taxus Cardium and Angionetics an entity affiliated with Huapont took place and Angionetics sold 200,000 Shares in exchange for a cash payment of $750,000 in addition to the $250,000 received on March 18, 2016.

On September 28, 2016, after the period covered by this report, following FDA clearance of the Phase 3 AFFIRM study discussed below, Angionetics sold an additional 400,000 Shares in exchange for cash payment of $2,000,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, management concluded that our disclosure controls were not effective for their intended purposes described above as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. For the year ended December 31, 2015, we noted the following material weaknesses in the operation of our internal controls as follows:

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

Our management does not believe that the material weakness in internal controls has resulted in any inaccuracy or misstatement in the financial statements included in this report. We plan to remediate these material weaknesses by hiring additional qualified accounting personnel when the Company has the financial resources to support those expenses. However, these material weaknesses continued to exist during the quarterly period ended June 30, 2016.

There were no changes to our internal control over financial reporting during the quarterly period ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2014, BioRASI LLC (“BioRASI”) filed a complaint in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. In June of 2015, BioRASI amended the complaint to include as plaintiffs additional parties affiliated with BioRASI including Vendevia Group, LLC, Biosciences Research Ltd., and Progressive Scientific Bioresearch, Ltd. We are defending the action and have filed counterclaims.  Although at June 30, 2016, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

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

We expect capital outlays and operating expenditures for Angionetics to increase over the next several years as it works to advance Generx through late stage clinical trials, secure regulatory approval, begin to commercialization. Angionetics will need to raise additional capital to, among other things:

•	Fund the completion of its U.S.-based Phase 3 AFFIRM clinical trial for Generx;
•	Fund additional clinical trials and preclinical trials for GenerxTM as requested or required by regulatory agencies;
•	Fund clinical trials and preclinical trials for GenerxTM in new indications;
•	Sustain commercialization of GenerxTM or any other new product candidate;
•	Develop manufacturing capabilities, if any;
•	Increase sales and marketing efforts to drive market adoption and address competitive developments;
•	Finance general and administrative expenses;
•	Maintain, expand and protect its intellectual property portfolio;
•	Add operational, financial and management information systems; and
•	Hire additional clinical, quality, scientific, and general and administrative personnel.

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

In order to raise capital to fund the development of our GenerxTM product candidate we have sold shares in our Angionetics subsidiary.  Our management did this because it believed that it could raise capital at a better valuation, and with less dilution to existing stockholders, than if it were to sell shares of Taxus Cardium.  If Angionetics continues to issue additional equity securities to third party investors, as is currently planned, it will dilute the interest of Taxus Cardium, and consequently our stockholders in Angionetics and the GenerxTM product candidate.

We have incurred losses since our inception in December 2003 and expect to incur significant net losses in the foreseeable future and may never become profitable.

We have sustained operating losses to date and will likely continue to sustain losses as we seek to develop our products and product candidates. We expect these losses to be substantial because of the significant amounts we expect to spend on development activities and clinical trials for our product candidates. As of June 30, 2016, our accumulated deficit was approximately $116 million, and our cash and cash equivalents were $12,845. To date, we have generated very limited revenues and a large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations to continue for at least the next few years.

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

Side effects of therapeutic technologies can be serious and life threatening.  While we are not presently aware of any side effects from the use of GenerxTM, possible serious side effects of gene transfer include viral or gene product toxicity resulting in inflammation or other injury to the heart or other parts of the body.  The development or worsening of cancer in a patient could potentially be a perceived or actual side effect of gene therapy technologies. Furthermore, there is a possibility of side effects or decreased effectiveness associated with an immune response toward any viral vector or gene used in gene therapy. The possibility of such response may increase if there is a need to deliver the viral vector more than once.

If GenerxTM or any of our product candidates are found, prior to or after any approval for commercial sale, to cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

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

If we elect or are forced to suspend or terminate any planned clinical trial of GenerxTM or any other of our product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these products.

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

We have entered into agreements with third parties to market our Excellagen® product and to date have not been successful in generating material sales.  We have also entered into agreements with third parties to market our GenerxTM product in certain territories if approved by relevant regulatory authorities, but there can be no assurance that the efforts of such third parties will meet our expectations or result in any significant product sales.

Even if approved for marketing, our product candidates may fail to gain market acceptance.

Our ongoing business and future depends on the success of our technologies and product candidates. Gene-based therapy, like our GenerxTM product candidate, is a new and rapidly evolving medical approach that has any not been shown to be effective on a widespread basis. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of biologic-based products to date and no gene therapy has yet been successfully commercialized. Our product candidates, and the technology underlying them, are new and unproven and there is no guarantee that health care providers or patients will be interested in our products even if they are approved for use.

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

On April 4, 2013, we agreed to issue 4,012 shares of our newly authorized Series A Convertible Preferred Stock (the “Preferred Stock”) to Sabby Healthcare Volatility Master Fund, Ltd. (“Sabby”) for $4.0 million in cash. The Preferred Stock is convertible into shares of our common stock.  The Preferred Stock had an initial conversion price of $0.6437 per share. In addition, the conversion price is subject to downward adjustment if we issue common stock or common stock equivalents at a price less than the then effective conversion price. As long as the Preferred Stock is outstanding, we have also agreed not to incur specified indebtedness without the consent of the holders of the Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future.

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

On September 23, 2016, after the period covered by this report, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at that time. Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the conversion price to $0.18 per share. The Exchange and Redemption Agreement granted us a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time until November 29, 2016.  We entered into the agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Series A Convertible Preferred Stock outstanding became convertible to 5,554,667 shares of our common stock, an additional 2,221,867 compared to before the conversion price change.  At June 30, 2016, there were 1,024 shares of Preferred Stock outstanding.  A hypothetical conversion of all of the outstanding Preferred Stock into 3,413,804 common stock would increase the common stock outstanding from 13,242,544 shares as of June 30, 2016, to 16,656,348, an increase of 26%.

The exercise of our outstanding warrants and stock options will significantly dilute the ownership interest of existing stockholders.

At June 30, 2016, we had an aggregate of 7,292,598 stock options and warrants outstanding at exercise prices ranging from $0.19 to $55.00. The exercise of some or all of our outstanding warrants would significantly dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock.

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

Our bylaws provide for a staggered board of directors and for advance shareholder notice for actions to be taken at meetings of stockholders. In addition, our board of directors has adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend. These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control. These provisions also could deter or prevent transactions that stockholders deem to be in their interests.

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

We have never paid cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. Our outstanding Preferred Stock prohibits us from paying any dividends without the consent of the holders of the preferred stock.  In addition any future debt or credit facility we obtain also may preclude or limit our ability to pay any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

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

101

The following financial statements and footnotes from the Taxus Cardium Pharmaceuticals Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Taxus Cardium Pharmaceuticals Group, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2017

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC.

	By:	/s/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard,
Chief Executive Officer (Principal Executive and Accounting Officer)