Form 10-Q
period 2016-09-30
Taxus Cardium Pharmaceuticals Group Inc.
filed 2017-03-21
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of March 21, 2017, the registrant had 14,273,544 shares of common stock outstanding.

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

Due to financial hardship, we were unable to secure the necessary accounting review and audit of our financial statements and suspended filing of our regular quarterly and annual reports following our Quarterly Report on Form 10-Q for the period ended June 30, 2015.  We have subsequently filed our Quarterly Report on Form 10-Q for the period ended September 30, 2015, our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Report on Form 10-Q for the period ended March 31, 2016 and our Quarterly Report on Form 10-Q for the period ended June 30, 2016.  It is our intention to become current in our reporting obligations under the Securities Exchange Act of 1934, as amended.  In the meantime, we have included disclosure concerning our more recent operations in Note 7—Subsequent Events in the footnotes to the consolidated financial statements and elsewhere in this report.

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

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,793,350	$21,547
Prepaid expenses and other assets	—	9,231
Total current assets	1,793,350	30,778
Property and equipment, net	144,455	6,525
Deposits	16,294	—
Total assets	$1,954,099	$37,303
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,520,982	$1,790,648
Accrued liabilities	1,708,385	1,094,852
Advances from officer	1,063,865	946,142
Total current liabilities	4,293,232	3,831,642
Total liabilities	4,293,232	3,831,642
Commitments and contingencies
Stockholders’ deficit:
Taxus Cardium Pharmaceuticals Group, Inc. Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 964 at September 30, 2016 and 1,041 at December 31, 2015, with liquidation preferences of $1,000	—	—
Angionetics, Inc, Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 authorized; issued and outstanding 600,000 at September 30, 2016, with a liquidation preference of $3,000,000	60	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and Outstanding 13,523,544 at September 30, 2016 and 13,187,544 at December 31, 2015	1,353	1,319
Common stock issuable	600,000	600,000
Additional paid-in capital	113,654,316	110,136,056
Accumulated deficit	(116,594,862)	(114,531,714)
Total stockholders’ deficit	(2,339,133)	(3,794,339)
Total liabilities and stockholders’ deficit	$1,954,099	$37,303

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses
Research and development	$128,698	$108,671	$290,895	$486,759
Selling, general and administrative	887,241	1,081,189	1,762,375	2,449,745
Total operating expenses	1,015,939	1,189,860	2,053,270	2,936,504
Loss from operations	(1,015,939)	(1,189,860)	(2,053,270)	(2,936,504)
Interest expense	(7,413)	(2,106)	(9,878)	(4,490)
Impairment loss on investment	—	—	—	(300,000)
Net loss	$(1,023,352)	$(1,191,966)	$(2,063,148)	$(3,240,994)
Deemed dividend on preferred stock	782,879	627,705	782,879	627,705
Net loss applicable to common stockholders	$(1,806,231)	$(1,819,671)	$(2,846,027)	$(3,868,699)
Net loss per share – Basic and diluted
Net loss per share – Basic and diluted	$(0.14)	$(0.14)	$(0.21)	$(0.30)
Weighted average common shares outstanding	13,312,777	12,902,549	13,232,422	12,818,232

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(2,063,148)	$(3,240,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,525	7,677
Stock-based compensation	518,354	961,218
Impairment loss on investments	—	300,000
Changes in operating assets and liabilities
Prepaid expenses and other assets	(7,063)	183,129
Other long-term assets	—	9,989
Accounts payable	(269,666)	416,982
Accrued liabilities	613,533	432,665
Net cash used in operating activities	(1,201,465)	(929,334)
Cash Flows From Investing Activities
Purchase of property and equipment	(144,455)	—
Net cash used in investing activities	(144,455)	—
Cash Flows From Financing Activities
Cash advance from officer	117,723	130,818
Proceeds from note payable	30,000	—
Payments on note payable	(30,000)	—
Proceeds from subscribed shares issuable – common stock	—	600,000
Proceeds from the sale of preferred stock	3,000,000	—
Net cash provided by financing activities	3,117,723	730,818
Net increase (decrease) in cash	1,771,803	(198,516)
Cash and cash equivalents at beginning of period	21,547	216,733
Cash and cash equivalents at end of period	$1,793,350	$18,217
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,878	$4,490
Cash paid for taxes	$8,440	$—

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

Liquidity and Going Concern

As of September 30, 2016, we had approximately $1.8 million in cash and cash equivalents. Our working capital deficit at September 30, 2016 was approximately $2.5 million.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund our working capital requirements. The condensed consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.   If we were not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the condensed consolidated financial statements.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained in this report have been prepared in accordance with GAAP for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impacting the financial statements contained in this report include reserve for inventory, which is currently reserved at 100%, and valuing options and warrants using option pricing models.

Prior Period Reclassifications

Certain prior period amounts that were combined in the December 31, 2015 consolidated financial statements have been reclassified for comparability with the current presentation. These reclassifications had no effect on previously reported net loss.

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

Earnings (Loss) Per Common Share

We compute earnings (loss) per share, in accordance with ASC Topic 260 “Earnings per Share”, which requires dual presentation of basic and diluted earnings per share.  Basic earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants.  As of September 30, 2016 and 2015, potentially dilutive securities consist of preferred stock convertible into 5,354,574 and 3,718,804 shares of common stock, respectively and outstanding stock options and warrants to acquire 12,116,334 and 7,353,848 shares of common stock, respectively.

These potentially dilutive securities were not included in the calculation of loss per common share for the three and nine month periods ended September 30, 2016 or 2015 because their effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended September 30,
	2016	2015
	(unaudited)
Research and development	$18,467	$32,551
General and administrative	465,425	670,833
Total stock-based compensation	$483,892	$703,384

	For the Nine Months Ended September 30,
	2016	2015
	(unaudited)
Research and development	$18,467	$32,551
General and administrative	499,887	928,667
Total stock-based compensation	$518,354	$961,218

Recent Accounting Standards

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

Note 3—Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2016 (unaudited)	December 31, 2015
Payroll and benefits	$1,086,885	$789,852
Other	621,500	305,000
Total	$1,708,385	$1,094,852

Note 4—Advances From Related Party - Officer

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. As of September 30, 2016 and December 31, 2015, $1,063,865 and $946,142, respectively, in net Company expenses incurred in the ordinary course of business have been paid by or with cash advanced by the Company’s Chief Executive Officer.  During the three month period ended September 30, 2016, $6,254 was repaid. During the nine months ended September 30, 2016 $117,723 in net expenses were paid by or with cash advanced by our Chief Executive Officer.

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

Preferred Stock

Taxus Cardium Series A Convertible Preferred Stock.

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

On July 22, 2015, we entered into an Exchange and Redemption Agreement with Sabby relating to the 1,176 outstanding shares of Preferred Stock that remained outstanding at that time.  Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the conversion price of the Preferred Stock to $0.30 per share from $0.64 per share in exchange for a limited redemption right (which has now expired) and an increase in the limitation on certain indebtedness.

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at the time. Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to reduce the conversion price at which Sabby can convert shares of Preferred Stock to common shares to an effective price of $0.18 per share. The Exchange and Redemption Agreement granted Taxus Cardium a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time after the date of the Agreement until November 29, 2016.   As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Preferred Stock outstanding are convertible to 5,554,667 shares of Taxus Cardium common stock, an additional 2,221,867 compared to before the conversion price change. At September 30, 2016, there were 964 shares of Preferred Stock outstanding. A hypothetical conversion of all of the outstanding Preferred Stock as of September 30, 2016 into 5,354,674 shares of common stock would increase the common stock outstanding from 13,523,544 shares as of September 30, 2016, to 18,878,218, an increase of 39.6%.   As a result of such holder entering into the Agreement, for which the fair value of preferred stock before and after the modification was a substantially different, the modification was accounted for as an extinguishment.  Consequently, we recorded a deemed dividend totaling $782,879 in the statement of operations in arriving at net loss to common shareholders.

Angionetics Series A Convertible Preferred Stock

On June 7, 2016, Taxus Cardium and Angionetics entered into a Share Purchase Agreement with an entity affiliated with Huapont Life Sciences Co. Ltd, a China-based pharmaceutical and active pharmaceutical ingredient company (“Huapont”).   Pursuant to the Share Purchase Agreement, Angionetics agreed to sell 600,000, shares of its newly authorized Series A Convertible Preferred Stock (the “Shares”) to the Huapont affiliate in exchange for $3,000,000 in cash. The agreement called for the investment from the Huapont affiliate to be made in two tranches—the closing of the initial tranche of 200,000 Shares for $1,000,000 shortly following the execution of the agreement and the closing of the second tranche of 400,000 Shares for $2,000,000 was conditioned upon Angionetics securing FDA clearance to initiate a new U.S.-based Phase 3 clinical study (the AFFIRM study) to evaluate the safety and definitive efficacy of the  GenerxTM [Ad5FGF-4] product candidate for the treatment of patients with ischemic heart disease and refractory angina.  The closings took place, and the Shares were issued, on July 5, 2016 and September 28, 2016, respectively.

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

Stock Options and Other Equity Compensation Plans

We have an equity incentive plan that was established in 2005 under which 283,058 shares of the Company’s common stock were reserved for issuance to employees, non-employee directors and consultants of the Company.  The 2005 Equity Incentive Plan expired on October 20, 2015, ten years after its adoption, and we are no longer able to issue share or awards under that plan. All options or other awards issued under the 2005 Equity Incentive Plan prior to its expiration remain outstanding in accordance with their terms.

At September 30, 2016, the following shares were subject to option awards outstanding under the 2005 Equity Incentive Plan:

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

On May 1, 2015, outside of the 2005 Equity Incentive Plan, we issued 550,000 common stock warrants to directors and employees. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 20% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.37 per share.  300,000 vested immediately and 250,000 warrants vested on the one year anniversary of the date of grant.

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

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at the time. Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to reduce the conversion price at which Sabby can convert shares of Preferred Stock to common shares from $0.30 to an effective price of $0.18 per share. As a result of this reduction of the conversion price of the preferred stock, the Company was also required to issue an additional 4,823,736 of warrants, to such warrant holders (current and former employees), in accordance with the original terms of their agreements.  The fair value of these issuances was recorded as compensation expense.

The following is a summary of stock option and warrant activity under the 2005 Equity Incentive Plan as well as the warrants issued outside of the plan to employees and consultants, during the nine months ended September 30, 2016:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2015	7,337,598	$0.94	8.62
Granted	4,823,736	0.71	—
Cancelled (unvested)	—	—	—
Expired (vested)	(45,000)	32.67	—
Balance outstanding, September 30, 2016	12,116,334	$0.73	7.92
Balance exercisable, September 30, 2016	12,109,330	$0.73	7.92

As of September 30, 2016, the Company had $892 of unvested stock-based compensation at fair value remaining to be expensed.

As of September 30, 2016, there was no intrinsic value to the outstanding and exercisable options and warrants as their exercise price exceeded the market price of our common stock.

Warrants

In addition to the warrants that we have issued as a form of compensation above, we have issued warrants to investors in connection with certain financing transactions.  The following table summarizes outstanding warrants as of September 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2015	716,748	$15.98	0.20
Warrants expired	(716,748)	15.98	—
Balance outstanding, September 30, 2016	—	$—	—
Warrants exercisable at September 30, 2016	—	$—	—

As of September 30, 2016, there were no finance warrants outstanding, each of such warrants having expired in accordance with their terms.

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

In October 2014, BioRASI LLC (“BioRASI”) filed a complaint in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. In June of 2015, BioRASI amended the complaint to include as plaintiffs additional parties affiliated with BioRASI including Vendevia Group, LLC, Biosciences Research Ltd., and Progressive Scientific Bioresearch, Ltd. We are defending the action and have filed counterclaims.  Although at September 30, 2016, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

Note 7—Subsequent Events

We have evaluated events that occurred subsequent to September 30, 2016 and through the date the condensed consolidated financial statements were issued.

Retirement of Members of the Board of Directors

In November 2016, Tyler Dylan-Hyde, Ph.D. and Mr. Lon Otremba retired as directors of the Company’s Board of Directors after almost a decade of service.

FDA Approval of Phase 3 Clinical Trial for GenerxTM

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

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine month period ended September 30, 2016. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2015 (our “2015 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

Recent highlights of our operating activities include the following:

Angionetics Inc. (Generx™)

Angionetics is a majority-owned subsidiary established to hold our Generx™ angiogenic gene therapy product candidate.

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

After over two decades of basic, pre-clinical and clinical research in the field of gene therapy by universities, research institutes, as well as pharmaceutical and biotechnology companies worldwide, Angionetics’ Generx represents one of only a few cardiovascular DNA-based therapeutic product candidates to successfully advance into late-stage, U.S. Phase 3 clinical study. Our primary business focus is securing the additional capital that we will need to finance the completion of the AFFIRM study.  We estimate that we will need an additional $25 to $50 million in additional capital to complete that study.  We plan to secure that capital through the sale of additional equity or debt securities in that entity. There are no agreements or arrangement for any additional financing in place at this time.

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

Angionetics is committed to applying our first-mover scientific and clinical development leadership position in the field of angiogenic gene therapy for the treatment of patients with a variety of cardiovascular conditions which are related by insufficient cardiac perfusion. The core elements of our long-term strategy for Angionetics include:

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

We are looking to monetize Excellagen through the sale of Activation Therapeutics or the technology.  Alternatively, we have sought strategic partners to market and sell Excellagen in the United States and elsewhere through multiple marketing channels. We have been in discussions with parties expressing interest in purchasing the business, however, as of the date of this report, such discussions have not resulted in a completed monetization or strategic partnering transaction. We cannot guarantee that it will accept an offer to purchase the Excellagen business or that any such bona fide offer will be made on acceptable terms and conditions.

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

Excellazome™ Advanced Wound Care Biologics Research:

We believe that Excellagen also represents a unique platform technology for the delivery of biologics for use in regenerative medicine applications. Prior research by Taxus Cardium and its collaborators has demonstrated biocompatibility and functionality of viral-based gene therapies and stem cell biologics when delivered in Excellagen. In addition to DNA- and stem cell-based biologics, Excellagen provides a potential enabling delivery platform for numerous therapeutic product classes, including small molecule drugs, peptides and anti-microbials.

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

Results of Operations

For the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Research and development expenses for the three months ended September 30, 2016 were $128,698 compared to $108,671 for the same period in 2015. The increase of $20,027 was the result of a $20,487 increase in clinical trial expenses and a $460 decrease in personnel related costs.

Selling, general and administrative expenses for the three months ended September 30, 2016 were $887,241 compared to $1,081,189 for the same period in 2015. The decrease of $193,948 was the result of a $205,408 decrease in stock-based compensation offset by a $43,043 increase in personnel and related costs, an increase of $27,273 in professional services expense, a $959 decrease in storage costs, a $970 reduction in travel related expenses, a $44,916 reduction in occupancy, office and liability insurance related expenses and a $12,011 reduction in investor relations expenses and other selling, general and administration related expenses.

Interest expense for the three months ended September 30, 2016 was $7,413 compared to $2,106 for the same period in 2015. The increase of $5,307 was the result of interest charges for expenditures made on our credit card in 2016.

Net loss for the three months ended September 30, 2016 was $1,023,352 (including $483,892 of stock-based compensation) compared to a net loss of $1,191,966 (including $703,384 of stock-based compensation) for the same period of 2015. The decrease of $168,614 in net loss was primarily a result of the change in operating and interest expenses described above.

For the Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Research and development expenses for the nine months ended September 30, 2016 were $290,895 compared to $486,759 for the same period in 2015. The decrease of $195,864 was the result of a $29,978 increase in personnel and related costs, a $14,084 decrease in stock-based compensation, decreased costs of $6,958 related to clinical studies, a decrease of $4,800 in outside consulting fees and a $200,000 write-off of a prepaid vendor credit during the nine months ended September 30, 2015.

Selling, general and administrative expenses for the nine months ended September 30, 2016 were $1,762,375 compared to $2,449,745 for the same period in 2015. The decrease of $687,370 was the result of a $428,780 reduction in stock-based compensation, a $181,112 reduction in professional fees, a $51,695 reduction in office, occupancy and insurance related costs, a $36,383 reduction in travel related costs and $84,958 reduction in public relations costs.  Offsetting the reduction in expense was a $79,603 increase in personnel and related costs and a $15,953 increase in other selling, general and administrative expenses.

Interest expense for the nine months ended September 30, 2016 was $9,878 compared to $4,490 for the same period in 2015. The increase of $5,388 was the result of interest charges for expenditures made on our credit card in 2016.

Net loss for the nine months ended September 30, 2016 was $2,063,148 (including $518,354 of stock-based compensation) compared to a net loss of $3,240,994 (including $961,218 of stock-based compensation) for the same period of 2015. The decrease in net loss of $1,177,846 was primarily a result of the decrease in operating and interest expenses described above and decrease of impairment loss on investment of $300,000 and a $200,000 write-off of a prepaid vendor credit during the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had approximately $1.8 million in cash and cash equivalents. Our working capital deficit at September 30, 2016 was approximately $2.5 million.

Net cash used in operating activities was $1,201,465 for the nine months ended September 30, 2016 compared to $929,334 for the nine months ended September 30, 2015. The increase of $272,131 in net cash used in operating activities, despite the lower net loss, was due primarily to changes in operating assets and liabilities and a reduction in non-cash expenses such as impairments and stock-based compensation.

Net cash used in investing activities for the nine months ended September 30, 2016 was $144,455 compared to no cash used in investing activities for the same period in 2015. The increase of $144,455 was related to leasehold improvements, property and equipment purchases associated with our move into our new office space.  At September 30, 2016, we did not have any significant capital expenditure requirements.

Net cash provided by financing activities was $3,117,723 for the nine months ended September 30, 2016 compared to $730,818 for the same period in 2015. For the nine month period ended September 30, 2016 net cash received from financing activities included $3,000,000 net cash from a Huapont affiliate for the purchase of 600,000 shares of Series A Convertible preferred stock in Angionetics, Inc. and $117,723 of cash advanced or expenses paid on our behalf by the Chief Executive Officer to cover ordinary Company expenses.  For the nine month period ended September 30, 2015 the $600,000 net cash received from financing activities were payments from Shenzhen Qianhai Taxus Industry Capital Management Co. for an equity stake in either the Company or Angionetics and $130,818 net cash advances received from our Chief Executive Officer to cover ordinary Company expenses.

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

On June 7, 2016, Taxus Cardium and Angionetics entered into a Share Purchase Agreement with Pineworld Capital Limited an entity affiliated with Huapont Life Sciences Co. Ltd, a China-based pharmaceutical and active pharmaceutical ingredient company (“Huapont”).  Huapont is focused on the research and development of new and innovative healthcare products, and the manufacture, marketing and sale of leading pharmaceutical products, active pharmaceutical ingredients (known as APIs) and a portfolio of safe and effective agricultural herbicides (including NC16, NC34, NC36, NC125, NC201) serving the agricultural business throughout the U.S.

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

In connection with this agreement, Angionetics sold 600,000 shares of its newly authorized Series A Convertible Preferred Stock (the “Shares”) to the Huapont affiliate in exchange for $3,000,000 in cash. The Shares represent an initial 15% equity interest in Angionetics, resulting in a post-money valuation of $20.0 million for Angionetics, subject to certain anti-dilution protection.

The agreement called for the investment from the Huapont affiliate to be made in two tranches—the closing of the initial tranche of 200,000 Shares for $1,000,000 shortly following the execution of the agreement and the closing of the second tranche of 400,000 Shares for $2,000,000 was conditioned upon Angionetics securing FDA clearance to initiate a new U.S.-based Phase 3 clinical study (the AFFIRM study) to evaluate the safety and definitive efficacy of the  GenerxTM [Ad5FGF-4] product candidate for the treatment of patients with ischemic heart disease and refractory angina.  The closings took place, and the Shares were issued, on July 5, 2016 and September 28, 2016, respectively.  .

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, management concluded that our disclosure controls were not effective for their intended purposes described above as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. For the year ended December 31, 2015, we noted the following material weaknesses in the operation of our internal controls as follows:

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

Our management does not believe that the material weakness in internal controls has resulted in any inaccuracy or misstatement in the financial statements included in this report. We plan to remediate these material weaknesses by hiring additional qualified accounting personnel when the Company has the financial resources to support those expenses. However, these material weaknesses continued to exist during the quarterly period ended September 30, 2016.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2014, BioRASI LLC (“BioRASI”) filed a complaint in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. In June of 2015, BioRASI amended the complaint to include as plaintiffs additional parties affiliated with BioRASI including Vendevia Group, LLC, Biosciences Research Ltd., and Progressive Scientific Bioresearch, Ltd. We are defending the action and have filed counterclaims.  Although at September 30, 2016, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

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

We have sustained operating losses to date and will likely continue to sustain losses as we seek to develop our products and product candidates. We expect these losses to be substantial because of the significant amounts we expect to spend on development activities and clinical trials for our product candidates. As of September 30, 2016, our accumulated deficit was approximately $117 million, and our cash and cash equivalents were approximately $1.8 million. To date, we have generated very limited revenues and a large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations to continue for at least the next few years.

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

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at that time. Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the conversion price to $0.18 per share. The Exchange and Redemption Agreement granted us a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time until November 29, 2016.  We entered into the agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Series A Convertible Preferred Stock outstanding became convertible to 5,554,667 shares of our common stock, an additional 2,221,867 compared to before the conversion price change.  At September 30, 2016, there were 964 shares of Preferred Stock outstanding.  A hypothetical conversion of all of the outstanding Preferred Stock as of September 30, 2016 into 5,354,674 shares of common stock would increase the common stock outstanding from 13,523,544 shares as of September 30, 2016, to 18,878,218, an increase of 39.6%.

As a result of such holder entering into the Agreement, for which the fair value of preferred stock before and after the modification was a substantially different, the modification was accounted for as an extinguishment.  Consequently, we recorded a deemed dividend totaling $782,879 in the statement of operations in arriving at net loss to common shareholders.

Our outstanding warrants have anti-dilution protection and, if exercised, will significantly dilute the ownership interest of existing stockholders.

At September 30, 2016, we had an aggregate of 12,116,334 stock options and warrants outstanding at exercise prices ranging from $0.19 to $55.00. The exercise of some or all of our outstanding warrants would significantly dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock.

Our outstanding warrants have anti-dilution protection.  On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at the time. Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to reduce the conversion price at which Sabby can convert shares of Preferred Stock to common shares from $0.30 to an effective price of $0.18 per share. As a result of this reduction of the conversion price of the preferred stock, the Company was also required to issue an additional 4,823,736 of warrants, to such warrant holders (current and former employees), in accordance with the original terms of their agreements.  The fair value of these issuances was recorded as compensation expense.

Additional sales of Taxus Cardium equity securities or derivative securities will result in additional shares of common stock being issuable under the outstanding warrants.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

4.1	Form of Warrant Agreement issued to directors and officers in February 2014.	Exhibit 4.1 of our Form 10-Q, filed with the Commission on May 15, 2014.

4.2	Certificate of Designation of Series A Convertible Preferred Stock of Angionetics Inc.	Exhibit 99.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.1	Securities Purchase Agreement dated February 21, 2014 between the registrant and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.2	Exchange Redemption Agreement dated July 22, 2015 between the registrant and Sabby Healthcare Volatility Master Fund, Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 23, 2015.

10.3	Contribution Agreement dated June 6, 2016 between the registrant and Angionetics Inc.	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.4	Services Agreement dated June 6, 2016 between the registrant and Angionetics Inc.	Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.5	Share Purchase Agreement dated June 7, 2016 among the registrant , Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.6	Distribution and License Agreement dated June 7, 2016 between Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.7	Exchange Redemption Agreement dated September 23, 2016 between the registrant and Sabby Healthcare Volatility Master Fund, Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 23, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32	Section 1350 Certification	Filed herewith.

101

The following financial statements and footnotes from the Taxus Cardium Pharmaceuticals Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Taxus Cardium Pharmaceuticals Group, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2017

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC.

	By:	/s/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard,
Chief Executive Officer (Principal Executive and Accounting Officer)