Form 10-K
period 2016-12-31
Taxus Cardium Pharmaceuticals Group Inc.
filed 2017-07-28
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

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

As of July 28, 2017, 14,373,544 shares of the registrant’s common stock were outstanding.

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

Due to financial hardship, we were unable to secure the necessary accounting review and audit of our financial statements and suspended filing of our regular quarterly and annual reports following our Quarterly Report on Form 10-Q for the period ended June 30, 2015.  We have subsequently filed our Quarterly Report on Form 10-Q for the period ended September 30, 2015; our Annual Form 10-K for the year ended December 31, 2015; our Quarterly Report on Form 10-Q for the period ended March 31, 2016; our Quarterly Report on Form 10-Q for the period ended June 30, 2016 and our Quarterly Report on Form 10-Q for the period ended September 30, 2016.  It is our intention to become current in our reporting obligations under the Securities Exchange Act of 1934, as amended.  In the meantime, we have included disclosure concerning our more recent operations in Note 10—Subsequent Events in the footnotes to the consolidated financial statements and elsewhere in this report.

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

On June 6, 2016, Angionetics Inc. announced that an entity affiliated with Huapont Life Sciences had entered into an agreement covering a $3,000,000 private equity investment, to acquire a 15% preferred stock equity stake in Angionetics. In addition, in connection with this equity investment, the Huapont affiliate entered into an exclusive license agreement to co-develop, market and sell Generx in Mainland China.

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

At the time of the transaction, Healthy Brands Collective had announced plans for an initial public offering.  Healthy Brands Collective has not completed any liquidity event.  During 2015, we took additional impairment against our investment in Healthy Brands Collective, fully reserving our investment.  We are looking for opportunities to monetize our investment in Health Brands Collective, but do not have any arrangements or agreements in place at this time.

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

For our Excellagen wound care product, we expect to engage in sales principally through or in collaboration with a sales and distribution partner and/or strategic partners. In the past we have entered into distributions agreements for Excellagen, including sales and distribution agreements to market and sell Excellagen to U.S. government medical providers, including Veterans Administration and military hospitals.  We did not have the funds to build inventory, to secure reimbursement from third party payor systems, or to support the advertising campaign to generate demand for Excellagen.  As our partners did not generate material sales, those distribution arrangements terminated and were not renewed.  We did not generate any sales of Excellagen in 2015 or 2016, and have written-off, all of our inventory. We do not expect to generate meaningful levels of sales for Excellagen until strategic partnerships are established, together with sufficient funding to support a product launch into select vertical markets.

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

The primary U.S. patent covering certain methods of gene therapy, covered by this University of California license agreement has expired, and the Company did not dispute the University’s decision to terminate this license agreement.  As a result of such action, the University of California has asserted certain claims and unpaid expenses relating to this license agreement and asserted that an outstanding balance totaling $1,006,709.  As of December 31, 2016, the Company had an accrued unpaid balance totaling $782,836. The Company booked an additional $223,873 to reflect the amount asserted by the University of California. While the Company has fully accounted for such amounts claimed due and payable the Company retains the right to challenge any amounts asserted to be outstanding.

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

Employees

As of December 31, 2016, we had six full-time employees. We anticipate relying on an outsource model for most of our significant operations, and do not expect our employee headcount to increase significantly during the next 12 months while our products and product candidates advance. Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes.

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

Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our products to market will require a commitment of substantial funds in excess of our current capital. The audit opinion accompanying our consolidated financial statements for the year ended December 31, 2016, included under Item 8 of this report, includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

We have sustained operating losses to date and will likely continue to sustain losses as we seek to develop our products and product candidates. We expect these losses to be substantial because of the significant amounts we expect to spend on development activities and clinical trials for our product candidates. As of December 31, 2016, our accumulated deficit was approximately $117.5 million, and our cash and cash equivalents were $930,397. To date, we have generated very limited revenues and a large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations to continue for at least the next few years.

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

Our future success depends on our ability to attract, retain and motivate highly qualified management and scientific and regulatory personnel and advisors. We currently rely on Christopher J. Reinhard, our Chairman of the Board, Chief Executive Officer, President and Treasurer, as our sole executive officer. The loss of Mr. Reinhard’s services would significantly disrupt our operations. We do not maintain any key man life insurance on our executive officers.

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

On September 23, 2016, after the period covered by this report, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at that time. Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the conversion price to $0.18 per share. The Exchange and Redemption Agreement granted us a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time until November 29, 2016.  We entered into the agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Series A Convertible Preferred Stock outstanding became convertible to 5,554,667 shares of our common stock, an additional 2,221,867 compared to before the conversion price change.  At December 31, 2016, there were 928 shares of Preferred Stock outstanding.  A hypothetical conversion of all of the outstanding Preferred Stock into 5,154,674 shares of common stock would increase the common stock outstanding from 13,723,544 shares as of December 31, 2016, to 18,878,218, an increase of 37.6%.

Our outstanding warrants (stock options and warrants to employees and directors) have anti-dilution protection and, if exercised, will significantly dilute the ownership interest of existing stockholders.

At December 31, 2016, we had an aggregate of 12,116,334 stock options and warrants outstanding at exercise prices ranging from $0.19 to $55.00. The exercise of some or all of our outstanding warrants would significantly dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. At December 31, 2016, we leased the following facility:

Location	Nature of Use	Square Feet	Monthly Base Rent	Lease Expiration Date
11568 Sorrento Valley Road, Suite 14 San Diego, CA USA	Corporate Headquarters Principal executive office	2,830	$3,500-$3,934	10/31/2019

ITEM 3.	LEGAL PROCEEDINGS

In the course of our business, we are routinely involved in proceedings such as disputes involving goods or services provided by various third parties, which we do not consider likely to be material to the technology we develop or license, or the products we develop for commercialization, but which can result in costs and diversions of resources to pursue and resolve. In October 2014, we received a complaint filed by BioRASI LLC (“BioRASI”) in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. In June of 2015, BioRASI amended the complaint to include as plaintiffs additional parties affiliated with bioRASI including Vendevia Group, LLC, Biosciences Research Ltd., and Progressive Scientific Bioresearch, Ltd. We are defending the action and have filed counterclaims.  Although at December 31, 2016, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC QB market under the symbol “CRXM.” Prior to January 24, 2014, our common stock traded on the NYSE MKT market. Below are the high and low closing bid prices of our common stock for the time it has traded on the OTC QB and the high and low closing sales prices for the time it traded on the NYSE MKT, for each quarter in the years ended December 31, 2016, 2015 and the two quarters ending June 30, 2017:

	2017		2016		2015
	High	Low	High	Low	High	Low
First Quarter	$0.26	$0.15	$0.35	$0.16	$0.21	$0.16
Second Quarter	$0.24	$0.11	$0.19	$0.12	$0.56	$0.19
Third Quarter	$-	$-	$0.36	$0.14	$0.39	$0.18
Fourth Quarter	$-	$-	$0.25	$0.13	$0.34	$0.15

Holders

As of July 20, 2017, there were approximately 100 stockholders of record of our common stock. Based in information we receive from brokerage firms in connection with proxy solicitations, we believe that there are approximately 5,000 beneficial owners of our common stock.

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

Repurchases of Equity Securities

During the year ended December 31, 2016, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.

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

On March 23, 2015, outside of the 2005 Equity Incentive Plan, we issued 1,125,000 common stock warrants to directors, officers and chief medical advisor. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 215% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.10 per share and vested immediately.

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

The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of December 31, 2016.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	17,000	$15.50	—
Equity compensation plans not approved by stockholders	12,099,334	$0.71	—
Total	12,116,334	$0.73	—

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the last two years ended December 31, 2016. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Statements in the following discussion that are not historical in nature are forward looking statements, and inherently subject to risk. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary from our historical operations and from our current expectations of future results.

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

2016 Developments

We entered 2016 with limited working capital.  Our principal operating targets for 2016 were: (1) continue to advance the commercialization of our products and product candidates, (2) secure additional financing to support our continued operations, and (3) manage our operating expenses.  Highlights of our efforts against these targets included the following:

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

Termination of Russian Generx Clinical Development Program

Following the formation and initial capitalization of Angionetics, our management team initiated a comprehensive review of the global Generx regulatory and clinical dossier, and elected to primarily focus on the clinical advancement and registration of Generx in the United States and China, which we believe to be the most dynamic medical markets in the world for new and novel breakthrough products such as the Generx product candidate. As a result of this review, on July 13, 2016 we notified Dr. Reddy’s Laboratories (NYSE: RDY) of our plan to discontinue Generx development in the Russian Federation. Consequently, our previously reported commercialization opportunity with Dr. Reddy’s Laboratories was not advanced to a definitive agreement.

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

Exchange and Redemption Agreement

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Taxus Cardium Preferred Stock outstanding at the time. Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to reduce the conversion price at which Sabby can convert shares of Preferred Stock to shares of common stock to an effective price of $0.18 per share. The Exchange and Redemption Agreement grants Taxus Cardium a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time after the date of the Agreement until November 29, 2016.  We entered into the agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Preferred Stock outstanding became convertible to 5,554,667 shares of common stock, an additional 2,221,867 compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock of 928 shares as of December 31, 2016 into 5,154,674 common shares would increase the common stock outstanding from 13,723,544 shares as of December 31, 2016, to 18,878,218, an increase of 38%.  The reduction in the conversion price under the Exchange and Redemption Agreement triggered an anti-dilution protection in 7,235,600 previously granted common stock purchase warrants not held by Sabby, resulting in an additional 4,823,733 warrant shares to be granted for a total of 12,059,333 common stock purchase warrant with anti-dilutive provisions outstanding. The exercise price per common share in these warrants remains unchanged as the original common stock purchase warrant, a weighted average price of $0.71 per share.

As of December 31, 2016, there were 13,723,544 shares of common stock issued and outstanding. There were 928 issued and outstanding shares of Series A Convertible Preferred Stock which are convertible into 5,154,674 shares of common stock. In addition, there were 17,000 shares of common stock issuable upon the exercise of stock options which were awarded under the 2005 Equity Inventive Plan, which have a weighted average exercise price of $15.50 per share. As of December 31, 2016, there were 12,099,334 shares of common stock issuable upon the exercise of outstanding warrants which have an average exercise price of $0.71 per share for a total conversion price of $8,602,597, these warrants may also be redeemed through a cashless exercise whereby the warrant holder surrenders the required number of warrants needed to exercise the remaining warrants.

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

We record reserves for inventories that are obsolete or exceed anticipated demand or carried at an amount that exceeds management’s estimate of net realizable value. In establishing such reserves, management considers historical sales of identical and/or similar goods, product development plans and expected market demand.  We calculate the value of equity compensation expense associated with the issuance of warrants and stock options using Black-Scholes Option Model which approximates a binomial lattice model. Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of a number of subjective assumptions including the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, equity–based compensation could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If actual forfeiture rate is materially different from the estimates, the equity–based compensation could be significantly different from what we have recorded in the current period. If we were to undervalue our derivative liabilities or stock option compensation expense we would understate the expense recognized in our consolidated statements of operation. Conversely if we were to overvalue our warrant and stock option compensation expenses we would overstate the expense recognized in our consolidated statements of operations.

We periodically review the carrying amount of our long lived assets to determine whether the value is impaired or a write down may be necessary for an other than temporary decline in value. On November 15, 2013, we sold the assets of our To Go Brands business to Cell-nique Corporation (the owner of Healthy Brands Collective) in exchange for 33,441 shares of preferred stock (representing approximately 4% of the outstanding shares of common stock on a fully diluted basis) and the assumption of certain liabilities. Since Cell-nique Corporation is a private company we have recorded the value of those shares of preferred stock on our balance sheet as an investment in Cell-nique Corporation, at the net asset value of the net assets transferred (cost) to Cell-nique Corporation. During the year ended December 31, 2015, we believed there were certain impairment triggering events and circumstances which warranted an evaluation of our investment in the Cell-nique preferred shares and a further impairment charge of $300,000 was recorded.

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

Results of Operations

Fiscal 2016 Compared to Fiscal 2015

Research and development expenses for the year ended December 31, 2016 were $641,572 compared to $361,484 for the same period in 2015. The increase of $280,088 or 77% was primarily attributable to a $188,049 increase in employee related expenses, a $89,613 increase in license fees, a $21,311 increase in clinical trial expenses offset by a decrease of $4,800 in professional fees and a reduction of $14,085 in stock-based compensation expense.

Selling, general and administrative expenses for the year ended December 31, 2016 were $2,199,412 compared to $2,753,482 for the year ended December 31, 2015. The decrease of $554,070 or 20% was the result of a decrease of $452,550 in stock-based compensation expense, a decrease of $146,508 in employee related costs, a decrease of $45,941 in facilities and insurance costs related to the relocation of our corporate headquarters, a decrease of $34,320 in travel related costs, a decrease of $54,662 in professional service costs, a decrease of $68,600 reduction in public, investor relations and other sales and marketing expenses.  The decreases in expenses were offset by an increase in headcount related costs of $163,391 and $15,381 increase in other corporate expenses.  In addition, during the year ended December 31, 2015, we had a reversal of $69,739 of expenses related to the liquidation of accruals of Healthy Brands.

Interest expense for the year ended December 31, 2016 was $172,825 compared to $82,594 for the year ended December 31, 2015.  The increase of $90,231 or 109% was primarily due to an increase of $134,260 in interest charges on unpaid license fees and a decrease of $44,029 of interest costs in connection with cash advances received from an officer of the Company.

Other expense of $500,000 for the year ended December 31, 2015 included impairment charges of $300,000 associated with the write down of our investment in Cell-nique Corporation or Healthy Brands Collective and $200,000 write-off of a vendor credit for future services.

Liquidity and Capital Resources

As of December 31, 2016, we had $930,397 in cash and cash equivalents. Our working capital deficit at December 31, 2016 was approximately $3.5 million. Since our inception we have incurred recurring losses and as of December 31, 2016, we had accumulated deficit of approximately $117.4 million.

Net cash used in operating activities was $2.0 million for the year ended December 31, 2016 compared to $1.1 million for the year ended December 31, 2015. The increase in net cash used in operating activities was due primarily to changes in operating assets and liabilities and a reduction in non-cash expenses such as impairments and stock-based compensation.

Net cash used in investing activities for the year ended December 31, 2016 was $171,728 and was primarily for leasehold improvements related to the build out of our new office space.  We had no net cash used in investing activities for the year ended December 31, 2015. At December 31, 2016, we did not have any significant capital expenditure requirements.

Net cash provided by financing activities was $3,104,185 for the year ended December 31, 2016 compared to $857,709 for the same period in 2015.

For the year ended December 31, 2016, net cash received from financing activities included $3,000,000 net cash from a Huapont affiliate for the purchase of 600,000 shares of Series A Convertible preferred stock in Angionetics, Inc. and $104,185 of cash advanced or expenses paid on our behalf by the Chief Executive Officer to cover ordinary Company expenses.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any significant off-balance sheet debt, nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

In August 2014, the FASB issued Accounting Standards Update ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to provide guidance on the responsibility of reporting entity management. Specifically, this ASU provides guidance to management related to evaluating whether there is substantial doubt about the reporting entity’s ability to continue as a going concern and about related financial statement note disclosures. The FASB issued this guidance to require management evaluation and potential financial statement disclosures. ASU 2014-15 is effective for financial statements with periods ending after December 15, 2016. We adopted this standard, and its adoption did not have a material impact on our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Taxus Cardium Pharmaceuticals Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Taxus Cardium Pharmaceuticals Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taxus Cardium Pharmaceuticals Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, New York

July 28, 2017

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$930,397	$21,547
Inventories, net	—	—
Prepaid expenses and other assets	10,426	9,231
Total current assets	940,823	30,778
Property and equipment, net	158,227	6,525
Investment	—	—
Other long term assets	11,767	—
Total other assets	169,994	6,525
Total assets	$1,110,817	$37,303
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,672,932	$1,790,648
Accrued liabilities	1,670,340	1,094,852
Advances from officer	1,050,327	946,142
Current liabilities	4,393,599	3,831,642
Deferred rent	6,887	—
Total liabilities	4,400,486	3,831,642
Commitments and contingencies
Stockholders’ deficit:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 928 at December 31, 2016 and 1,041 at December 31, 2015, with liquidation preferences of $1,000	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 13,723,544 at December 31, 2016 and 13,187,544 at December 31, 2015	1,373	1,319
Common stock issuable	600,000	600,000
Additional paid-in capital	113,710,631	110,136,056
Accumulated deficit	(117,449,942)	(114,531,714)
Total controlling interest	(3,137,938)	—
Non-controlling interest	(151,731)	—
Total stockholders’ deficit	(3,289,669)	(3,794,339)
Total liabilities and stockholders’ deficit	$1,110,817	$37,303

See accompanying notes, which are an integral part of these consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
Operating expenses
Research and development	$641,572	$361,484
Selling, general and administrative	2,199,412	2,753,482
Total operating expenses	2,840,984	3,114,966
Loss from operations	(2,840,984)	(3,114,966)
Other expenses:
Impairment loss	—	(500,000)
Interest expense	(172,825)	(82,594)
Total other expenses	(172,825)	(582,594)
Net loss	(3,013,809)	(3,697,560)
Net loss attributable to the non-controlling interest	(95,581)	—
Net loss attributable to the controlling interest	(2,918,228)	(3,697,560)
Deemed dividend on preferred stock	782,879	627,705
Net loss applicable to controlling interest common stockholders	$(3,701,107)	$(4,325,265)
Basic and diluted	$(0.28)	$(0.34)
Weighted average number of common shares outstanding – basic and diluted	13,333,143	12,859,938

See accompanying notes, which are an integral part of these consolidated financial statements.

TAXUS CARDIUM PHARMACEUICALS GROUP, INC. AND SUBSIDIAIRES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Controlling Interest
	Common Stock		Series A Convertible Preferred Stock		Common Stock Issuable	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2015	12,775,044	$1,278	1,176	$—	$—	$109,150,983	$(110,834,154)	$—	$(1,681,893)
Common stock issuable					600,000				600,000
Stock-based compensation						985,114			985,114
Issuance of common stock on conversion of preferred stock	450,000	41	(135)			(41)			—
Common stock held in escrow cancelled	(37,500)	—							—
Net loss							(3,697,560)		(3,697,560)
Balance—December 31, 2015	13,187,544	1,319	1,041	—	600,000	110,136,056	(114,531,714)	—	(3,794,339)
Stock-based compensation						518,479			518,479
Issuance of common stock on conversion of preferred stock	536,000	54	(113)			(54)			—
Issuance of non-controlling interest						3,056,150		(56,150)	3,000,000
Net loss							(2,918,228)	(95,581)	(3,013,809)
Balance—December 31, 2016	13,723,544	$1,373	928	—	$600,000	$113,710,631	$(117,449,942)	$(151,731)	$(3,289,669)

See accompanying notes, which are an integral part of these consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(3,013,809)	$(3,697,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,026	9,889
Stock-based compensation	518,479	985,114
Impairment loss	—	500,000
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,195)	3,715
Deposits	(11,767)	—
Accounts payable	(117,716)	586,346
Deferred rent	6,887	—
Accrued liabilities	575,488	559,601
Net cash used in operating activities	(2,023,607)	(1,052,895)
Cash Flows From Investing Activities
Purchase of property and equipment	(171,728)	—
Net cash used in investing activities	(171,728)	—
Cash Flows From Financing Activities
Proceeds from officer’s loan	104,185	257,709
Proceeds from common stock issuable	—	600,000
Proceeds from sale of preferred stock	3,000,000	—
Net cash provided by financing activities	3,104,185	857,709
Net increase (decrease) in cash and cash equivalent	908,850	(195,186)
Cash and cash equivalents at beginning of year	21,547	216,733
Cash and cash equivalents at end of year	$930,397	$21,547
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$21,069	$7,547
Cash paid for income taxes	$-	$3,200
Supplemental schedule of non-cash financing activities: Deemed dividend on preferred stock	$782,879	$627,705

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

Liquidity and Going Concern

As of December 31, 2016, we had $930,397 in cash and cash equivalents. Our working capital deficit at December 31, 2016 was approximately $3.5 million. We have incurred recurring losses and as of December 31, 2016, we have an accumulated deficit approximately of $117.4 million. During the years ended December 31, 2016 and 2015, we used approximately $2.0 million and $1.1 million of cash in our operating activities.

Our primary source of capital resources is from proceeds from sales of our equity securities. During the years ended December 31, 2016 and 2015, we raised proceeds of approximately $3.0 million and $0.6 million, respectively from the sale or subscription of common stock and preferred stock to be used for general corporate purposes, including, but not limited to, research and development activities and for working capital.

Our history of recurring losses and uncertainties as to whether our operations will become profitable raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business for at least one year from the issuance of these consolidated financial statements. Our ability to continue our operations is dependent on the execution of management’s plans, which include the raising of capital through the equity and/or debt markets, until such time that funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern. If we were not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the consolidated financial statements.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, advances from related party, and payable, approximate fair value due to the short term maturities of these instruments.

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

The most significant estimates impacting the financial statements contained in this report include valuing options and warrants using option pricing models.  These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Prior Period Reclassifications

Certain prior period amounts that were combined in the December 31, 2015 consolidated financial statements have been reclassified for comparability with the current presentation. These reclassifications had no effect on previously reported statement of operations.

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

Controlling and Non-Controlling Interest

As a result of the issuance of 200,000 shares of Angionetics Series A Convertible Preferred Stock on July 5, 2016, the investor acquired a non-controlling interest of 5.6% of the voting interests of Angionerics for the purchase price of $1,000,000 (See Note 9 – Stockholders’ Equity – Preferred Stock – Angionetics Series A Convertible Preferred Stock.)

As a result of the issuance of 400,000 shares of Angionetics Series A Convertible Preferred Stock on September 28, 2016, the same investor acquired an additional non-controlling interest, which brought  them to 15.0% of the aggregate voting interests of Angionerics, for an additional purchase price of $2,000,000 (See Note 9 – Stockholders’ Equity – Preferred Stock – Angionetics Series A Convertible Preferred Stock.)

The profits and losses of Angionetics are allocated among the controlling interest and the non-controlling interest in the same proportions as their ownership interests.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2016, we had no cash and cash equivalent balances in excess of the federally insured limit of $250,000.

Inventories, net

Inventories are stated at lower of cost or net realizable value and consist of raw materials associated with the Excellagen product. Inventories are valued on a first-in, first-out (FIFO) basis. We record reserves for inventories that are obsolete or exceed anticipated demand or carried at an amount that exceeds management’s estimate of net realizable value. In establishing such reserves, management considers historical sales of identical and/or similar goods, product development plans and expected market demand. Our inventory is fully reserved as of December 31, 2016 and 2015, respectively.

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

The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We follow the provision of ASC 740-10 “Income Taxes — Overall” related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of December 31, 2016 and 2015, we did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. There were no interest or penalties for the years ended December 31, 2016 and 2015. Tax years from 2014 to 2016 are generally subject to examination by taxing authorities, (although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.)

Common Stock Purchase Warrants

We account for common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of ASC 815 “Derivatives and Hedging”. Based upon the provisions of ASC 815, we classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Earnings (Loss) Per Common Share

We compute earnings (loss) per share, in accordance with ASC 260 “Earnings per Share”, which requires dual presentation of basic and diluted earnings per share.  Basic earnings (loss) per common share is computed by dividing earnings (loss) attributable to the controlling interest common stock holders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing earnings (loss) attributable to the controlling interest common stock holders by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants.  As of December 31 2016 and 2015, potentially dilutive securities consist of 928 and 1,041 shares of preferred stock convertible into 5,154,674 and 3,468,804 shares of common stock, respectively and outstanding stock options and warrants to acquire 12,116,334 and 8,054,346 shares of common stock, respectively.

These potentially dilutive securities were not included in the calculation of loss attributable to the controlling interest common stock holders per common share for the years ended December 31, 2016 and 2015 because their effect would be anti-dilutive.

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

The Company accounts for investments in other entities under the cost method of accounting when the Company does not hold significant interest in nor has any management control over those entities. Based on the assessment, the Company recorded impairment charges of $0 and $300,000 during the years ended December 31, 2016 and, 2015, respectively. (See Note 3) Investments are classified within Level 3 of the valuation hierarchy.

We have also fully impaired our $200,000 deposit on investment in SourceOne since we have determined it was probable it would not realize any benefit from its during the year ended December 31, 2015.

There were no transfers between level 1, 2 or 3 during the year ended December 31, 2015.

Change in Level 3 assets measured at fair value on a non-recurring basis for the years ended December 31, 2016 and 2015 is as follows:

Balance – January 1, 2015	$300,000
Impairment of investment	(300,000)
Balance – December 31, 2015	—
Balance – December 31, 2016	$—

Stock-Based Compensation

We recognize compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, we recognize share–based compensation net of an estimated forfeiture rate and recognize compensation cost only for those shares expected to vest over the requisite service period of the award.

We have estimated the fair value of an option award on the date of grant using the Black–Scholes valuation model which approximates a binomial lattice model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as we have never paid or declared any cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

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

Total stock-based compensation expense included in the consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	December 31,
	2016	2015
Research and development	$18,467	$32,552
General and administrative	500,012	952,562
Total stock-based compensation	$518,479	$985,114

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

In August 2014, the FASB issued Accounting Standards Update ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to provide guidance on the responsibility of reporting entity management. Specifically, this ASU provides guidance to management related to evaluating whether there is substantial doubt about the reporting entity’s ability to continue as a going concern and about related financial statement note disclosures. The FASB issued this guidance to require management evaluation and potential financial statement disclosures. ASU 2014-15 is effective for financial statements with periods ending after December 15, 2016. We adopted this standard, and its adoption did not have a material impact on our consolidated financial statements.

NOTE 3—Disposal of Long-Lived Assets and Investment

On November 15, 2013, we sold the business conducted by our To Go Brands, Inc. subsidiary to Healthy Brands Collective in exchange for 33,441 shares of preferred stock of Cell-nique Corporation (“Cell-nique”) (the parent company of Healthy Brands Collective) and the assumption of certain liabilities.

During the year ended December 31, 2015, we believed there were certain impairment triggering events and circumstances which warranted an evaluation of our investment in the Cell-nique preferred shares and a impairment charge of $300,000 was recorded.

Note 4—Inventories

Inventories consisted of the following:

	December 31, 2016	December 31, 2015
Raw materials	$467,761	$467,761
	467,761	467,761
Less provision for obsolete inventory	(467,761)	(467,761)
Inventories, net	$—	$—

Note 5—Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2016	2015
Computer and telecommunication equipment	$12,902	$425,331
Machinery and equipment	—	31,779
Office equipment	4,006	11,490
Office furniture and equipment	7,396	223,206
Leasehold improvements	147,424	23,053
	171,728	714,859
Accumulated depreciation and amortization	(13,501)	(708,334)
Property and equipment, net	$158,227	$6,525

Depreciation and amortization of property and equipment totaled $20,026 and $9,889 for the years ended December 31, 2016 and 2015, respectively.

Note 6—Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2016	2015
Payroll and benefits	$982,482	$789,852
Other	687,858	305,000
Total	$1,670,340	$1,094,852

Note 7—Commitments and Contingencies

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

Future annual minimum rental payments under the leases are as follows:

Year Ending December 31,	Facilities (Operating Lease)
2017	$42,790
2018	44,233
2019	41,997
Total	$129,020

Rent expense was $80,166 and $125,203 for the years ended December 31, 2016 and 2015 respectively.

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

The primary U.S. patent covering certain methods of gene therapy, covered by this University of California license agreement has expired, and the Company did not dispute the University’s decision to terminate this license agreement.  As a result of such action, the University of California has asserted certain claims and unpaid expenses relating to this license agreement and asserted that an outstanding balance totaling $1,006,709. As of December 31, 2016, the Company had an accrued unpaid balance totaling $782,836. The Company booked an additional $223,873 to reflect the amount asserted by the University of California. While the Company has fully accounted for such amounts claimed due and payable the Company retains the right to challenge any amounts asserted to be outstanding.

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

In October 2014, BioRASI LLC (“BioRASI”) filed a complaint in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. In June of 2015, BioRASI amended the complaint to include as plaintiffs additional parties affiliated with BioRASI including Vendevia Group, LLC, Biosciences Research Ltd., and Progressive Scientific Bioresearch, Ltd. We are defending the action and have filed counterclaims.  Although at December 31, 2016, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

Note 8—Income Taxes

The Company files U. S. federal and state of California income tax returns. We are no longer subject to Federal and state income tax examinations by tax authorities for years prior to 2014.

The Company has U.S. federal and state net operating loss carryovers of $108.9 million and $106.2 million as of December 31, 2016 and 2015, respectively.  The net operating losses begin to expire in 2023 for federal income purposes and in 2016 for state income tax purposes.

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

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. For the years ended December 31, 2016 and 2015 the change in the valuation allowance was $305,665 and $1,459,897 respectively.

Our net deferred tax asset consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Deferred tax asset:
Net operating loss carryforwards	$42,436,541	$42,315,384
Deferred compensation	1,681,158	1,474,625
Depreciation and amortization	842,073	1,010,636
Research and development credits	3,788,955	3,788,752
Accrued expenses	391,365	314,633
Impairment loss	730,831	850,334
Other	438,039	248,933
Total deferred tax assets	50,308,962	50,003,297
Less: Valuation allowance	(50,308,962)	(50,003,297)
Net deferred tax asset	$—	$—

The income tax provision (benefit) from income taxes consists of the following at December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Federal
Current	$—	$—
Deferred	(1,069,610)	(1,246,071)
State
Current
Deferred	763,945	(213,826)
Total	(305,665)	(1,459,897)
Change in valuation allowance	305,665	1,459,897
Income tax provision (benefit)	$—	$—

As a result of our significant operating loss carry forwards and the corresponding valuation allowance, no income tax benefit was recorded for the years ended December 31, 2016 or 2015. The provision for income taxes using the statutory federal tax rate as compared to our effective tax rate is summarized as follows:

	December 31,
	2016	2015
Federal income tax rate	(34.0)%	(34.0)%
State income tax rate, net of federal benefit	(5.8)%	(4.8)%
Deferred tax true-up	(1.7)%	5.0%
Other permanent differences	-%	0.1%
Net operating loss expiration	31.4%	-%
	(10.1)%	(33.7)%
Change in valuation allowance	10.1%	33.7%
	—%	—%

Note 9—Stockholders’ Equity

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

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at the time. Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to reduce the conversion price at which Sabby can convert shares of Preferred Stock to common shares to an effective price of $0.18 per share. The Exchange and Redemption Agreement granted Taxus Cardium a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time after the date of the Agreement until November 29, 2016.   As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Preferred Stock outstanding are convertible to 5,554,667 shares of Taxus Cardium common stock, an additional 2,221,867 compared to before the conversion price change. A hypothetical conversion of all of the outstanding Preferred Stock into 5,154,674 shares of common stock would increase the common stock outstanding from 13,723,544 shares as of December 31, 2016, to 18,878,218, an increase of 37.6%.   As a result of such holder entering into the Agreement, for which the fair value of preferred stock before and after the modification was substantially different, the modification was accounted for as an extinguishment. Consequently, we recorded a deemed dividend totaling $782,879 in the statement of operations in arriving at net loss to common shareholders.

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

The Angionetics Series A Convertible Preferred Stock is classified as permanent equity, since the triggering of a liquidation event to sell, merge, or consolidate Angionetics, or to sell all or substantially all of its assets (a “change in control”) is solely within Taxus Cardium’s’ control.  The Certificate of Designation for the Series A Convertible Preferred Stock does not provide the holders of Series A Convertible Preferred Stock the right to initiate such a change in control, through special voting privileges, majority representation on the Angionetics board of directors, or other rights.  In the absence of special provisions in the Certificate of Designation, Delaware law requires the approval of the full Angionetics board of directors to initiate a change in control transaction.

Also, given the Preferred holders have acquired a 15% equity position in Angionetics on and as a converted Common Stock basis, and given the Preferred Stock holders have immediate substantive rights of the Common shareholders, the equity investment in Angionetcis was recorded as noncontrolling interest.  A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The noncontrolling interest in a subsidiary is part of the equity of the consolidated group.

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

The Rights Plan was reviewed in 2012 and 2015 and will be evaluated every three years by a committee of independent directors of the Company’s Board of Directors to consider whether the plan continues to be in the best interests of Cardium and its stockholders. The Rights Plan could be amended or revoked by the Board of Directors at any time. The rights expired on July 10, 2016.

Stock Options and Other Equity Compensation Plans

We have an equity incentive plan that was established in 2005 under which 283,058 shares of the Company’s common stock were reserved for issuance to employees, non-employee directors and consultants.  The 2005 Equity Incentive Plan expired on October 20, 2015, ten years after its adoption, and we are no longer able to issue share or awards under that plan. All options or other awards issued under the 2005 Equity Incentive Plan prior to its expiration remain outstanding in accordance with their terms.

At December 31, 2016, the following shares were outstanding and available for future issuance under the option plan:

Plan	Shares Outstanding	Shares Available for Issuance
2005 Equity Incentive Plan	17,000	—

On March 23, 2015, outside of the 2005 Equity Incentive Plan, we issued 1,125,000 common stock warrants to directors, officers and chief medical advisor. The warrants were approved by our Board of Directors, have a ten year term and an exercise price of $0.60 per share, which represented a 215% premium to the closing stock price on the date of issuance. The warrants had a fair value of $0.10 per share and vested immediately.

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

The following is a summary of stock option and warrant (employees and directors) activities issued during the years ended December 31, 2016 and 2015:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2015	1,914,906	$2.44	8.74
Granted	5,534,692	0.67	8.85
Exercised	—	—	—
Cancelled (unvested)	(60,000)	0.60	—
Expired (vested)	(52,000)	28.76	—
Balance outstanding, December 31, 2015	7,337,598	0.94	8.62
Granted	4,823,736	0.71	7.75
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	(45,000)	0.73	—
Balance outstanding, December 31, 2016	12,116,334	$0.73	7.67
Balance exercisable, December 31, 2016	12,110,078	$0.73	7.67

We calculate the fair value of stock options using the Black-Scholes option-pricing model which approximates a bionomial lattice model. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those included in the table below. The volatility rates are based principally on our historical stock prices and expectations of the future volatility of its common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards and expected vesting.

The following table summarizes the stock options and warrants that we granted during the year ended December 31, 2016 and 2015:

Grant Date	Quantity Issued	Expected Life (Years)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Grant Date Fair Value Per Option	Aggregate Fair Value
09/23/2016	2,501,511	3.7	$0.80	114.76%	0%	1.01%	$0.09	$225,136
09/23/2016	2,233,336	4.2	$0.60	115.10%	0%	1.11%	$0.11	$245,667
09/23/2016	88,889	7.4	$0.80	108.45%	0%	1.49%	$0.13	$10,355

Grant Date	Quantity Issued	Expected Life (Years)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Grant Date Fair Value Per Option	Aggregate Fair Value
03/23/2015	1,125,000	5.0	$0.60	96.32%	0%	1.42%	$0.10	$117,683
03/23/2015	10,000	4.5	$0.19	98.09%	0%	1.36%	$0.14	$1,354
05/01/2015	550,000	5.2	$0.60	99.45%	0%	1.47%	$0.37	$203,500
05/08/2015	100,000	4.8	$0.60	106.91%	0%	2.18%	$0.41	$33,000
07/22/2015	71,192	8.6	$0.80	95.11%	0%	2.23%	$0.23	$16,328
07/22/2015	2,003,500	4.3	$0.80	105.07%	0%	1.54%	$0.18	$360,630
07/22/2015	1,675,000	4.8	$0.60	100.05%	0%	1.69%	$0.19	$318,250

During the years ended December 31, 2016 and 2015, we recognized $518,479 and $985,114 of stock-based compensation expense, respectively.

As of December 31, 2016 and 2015, there was an aggregate of $0 and $1,400 intrinsic value to the outstanding and exercisable options and warrants, respectively.

Warrants

The following table summarizes warrant activities for the years ended December 31, 2016 and 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2015	873,336	$17.79	1.0
Warrants issued	—	—	—
Warrants exercised	—	—	—
Warrants expired	(156,588)	26.07	—
Warrants cancelled	—	—	—
Balance outstanding, December 31, 2016	716,748	15.98	0.22
Warrants issued	—	—	—
Warrants exercised	—	—	—
Warrants expired	(716,748)	15.98	—
Warrants cancelled	—	—	—
Balance outstanding, December 31, 2016	—	$—	—
Warrants exercisable at December 31, 2016	—	$—	—

Note 10—Subsequent Events

We have evaluated events that occurred subsequent to December 31, 2016 and through the date the consolidated financial statements were issued.

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

Notice of Allowance on Patent Application Covering Excellagen®

On June 7, 2017, the Company’s wholly-owned subsidiary, Activation Therapeutics, received a Notice of Allowance from the U.S. Patent and Trademark Office (USPTO) for a new patent application (U.S. Application No. 13/648,255) entitled “Flowable Formulations for Tissue Repair and Regeneration.” The patent application includes claims covering methods to utilize formulations encompassing Excellagen [2.6%] as a topically applied flowable fibrillar collagen matrix for wound repair by promoting localized release of platelet derived growth factors and providing an in situ microstructural scaffold for cell migration.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for their intended purpose described above because of a material weakness in our internal control over financial reporting as discussed below.

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

Under the supervision, and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective for their intended purposes described above as of December 31, 2016 as a result of material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. At the year ended December 31, 2016, we noted the following material weaknesses in the operation of our internal controls as follows:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages as of July 28, 2017 are set forth below.

Name of Executive Officer	Age	Position
Christopher J. Reinhard	64	Chairman of the Board, President, Chief Executive Officer and Treasurer
Jiayue Zhang	60	Executive Chairman
Edward W. Gabrielson M.D.	65	Director
Andrew M. Lietch	74	Director
Gerald J. Lewis	84	Director
Murray H. Hutchison	79	Director
John F. Wallace	67	Director
Wei-Wei Zhang M.D. Ph.D.	60	Director

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

Board Meetings

Our Board of Directors held three meetings during the fiscal year ended December 31, 2016.  There was no action taken by written consent. Each of the eight current directors serving in 2016 attended at least 75% of the total number of meetings of the Board of Directors and applicable committees that each director was eligible to attend.

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

During the year ended December 31, 2016, the Audit Committee held two meetings, the Compensation Committee held no meetings, and the Nominating Committee held one meeting.

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

Attendance at Annual Meetings

In recognition that it may not be possible or practicable, in light of other business commitments of the Company’s directors, to attend the Company’s annual meetings of stockholders, the members of the Board of Directors are invited, but not required, to attend each of the Company’s annual meeting of stockholders. We did not hold an annual meeting of stockholders in 2016.

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

We have reviewed and discussed the Company’s consolidated financial statements as set forth in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 with management of the Company and Marcum LLP., the Company’s independent registered public accountants.

We have discussed with Marcum LLP the matters required to be discussed by the Public Company Accounting Oversight Board disclosures and the letter from Marcum LLP required by the applicable PCAOB requirements for independent accountant communications with audit committees with respect to auditor independence and have discussed with Marcum LLP it’s independence from the Company.

Based on our review and discussions with management of the Company and Marcum LLP referred to above, we recommend to the Board of Directors that the Company publish the consolidated financial statements of the Company for the year ended December 31, 2016 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Submitted by the members of the Audit Committee

Andrew M. Leitch, Chairman

Murray H. Hutchison

Gerald J. Lewis

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the compensation earned by, or paid or awarded to, each person who served as our chief executive officer or chief financial officer during the year ended December 31, 2016.  We did not have any other executive officers during 2016.  Information is presented for the foregoing named executive officers for each of our three most recent fiscal years.

2016 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards 2 ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings 3 ($)	All Other Compensation ($)	Total ($)
Christopher J. Reinhard	2016	164,313		—	—	—	—	101,684	—	265,997
Chief Executive Officer	2015	85,813	1	—	—	521,748	—	206,142	—	813,703
	2014	207,810		—	—	188,222	—	152,342	—	548,374
Duane Linstrom	2016	119,231		—	—	—	—	14,431	—	133,662
General Counsel

Notes:

1)

Each of our named executive officers base salary was unchanged from prior levels approved by stockholders at the 2013 Annual Meeting of Stockholders.  Due to financial hardship, we have not had the funds to pay our executive compensation in full.  Our named executive officers agreed to voluntarily defer a portion of the base salary compensation in 2016 and 2015.

2)	Represents the fair market value of warrant awards on the date of grant as determined by the Black Scholes valuation model.
3)	Includes base salary awards accrued for our named executive officers based on their voluntary deferral due to our financial hardship.

Narrative Disclosure to 2016 Summary Compensation Table

There are three basic components to our executive compensation program: salary and benefits; cash bonuses; and long-term incentive compensation in the form of stock options and other equity-based compensation. None of our named executive officers had an employment agreement with the Company for fiscal 2016.

Salary and Benefits.

In establishing the base salaries of our named executive officers, the Compensation Committee considered various factors, including the executive’s qualifications and relevant experience, the scope of the executive’s job responsibilities, the executive’s contributions and performance, the compensation levels of executives at similar companies with similar job responsibilities, and that it had been three years since the base salaries of our executives had been increased. Because of the Company’s financial position, it was not able to pay full base salaries to its executive officers during the year ended December 31, 2016 or 2015, and the Board of Directors granted warrants to its executive officers as incentive based compensation as described below.

Based on the Company’s financial position, Mr. Reinhard voluntarily agreed to reduce his annual base salary to $250,000, and to defer certain salary amounts paid to Mr. Reinhard based on the availability of financial resources. In total, the Company has accrued $307,826 for unpaid salary under this arrangement with Mr. Reinhard for the years 2016 and 2015.

Cash Bonuses.

We currently do not have a formal cash bonus plan. Any bonuses awarded have been in the discretion of the Compensation Committee and the Board of Directors. No bonuses were awarded in 2016 and 2015.

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

Long-Term Incentive Compensation.

No awards were granted to our named executive officers under the 2005 Equity Incentive Plan in 2016. Mr. Reinhard has refrained from participating in the 2005 Equity Incentive Plan. The Board of Directors determined to award our executive officers warrants to purchase shares of the Company’s common stock, subject to certain adjustments and exercisable over a ten year period. In 2015, Mr. Reinhard was granted a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.60 per shares, 215% above the closing stock price on the March 23, 2015 grant date. The number of shares issuable under this warrant granted in 2015 has been adjusted, pursuant to anti-dilution provisions in the warrant agreement, and increased by 400,000 and 533,333 shares at December 31, 2015 and December 31, 2016, respectively. The exercise price remains unchanged.  During 2014 our Compensation Committee awarded Mr. Reinhard a warrant to purchase 681,746 shares of our common stock, subject to certain adjustments and exercisable over a ten year period at $0.80 per share, which was approximately 57% above the closing price of the Company’s common stock on their issue date, February 28, 2014. The number of shares issuable under this warrant granted in 2014 has been adjusted, pursuant to anti-dilution provisions in the warrant agreement, and increased by 781,054 and 975,200 shares at December 31, 2015 and December 31, 2016, respectively. The exercise price remains unchanged.

Outstanding Equity Awards at Fiscal Year-End 2016

The following table provides certain information about unexercised option awards and unvested restricted stock awards held by our named executive officers as of December 31, 2016.

	Warrants					Stock Awards
Name	Number of Securities Underlying Unexercised Warrants - (#) Exercisable	Number of Securities Underlying Unexercised Warrants - (#) Un- Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Warrant Exercise Price ($)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher J. Reinhard	2,438,000	—	—	$0.80	02/28/2024	—	—	—	—
	1,333,333	—	—	$0.60	03/23/2025	—	—	—	—

During the year ended December 31, 2016, there were no option exercises or vesting of stock option awards to our named executive officers.

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

Mr. Reinhard whom served as our executive officer and on our Board of Director’s, did not receive any additional compensation for serving as a director.

In 2014, as an ongoing equity incentive for 2014 and beyond, non-employee directors received warrants to purchase 50,000 shares of the Company’s common stock, subject to certain adjustments and exercisable over a ten year period at $0.80 per share, which was approximately 57% above the closing price of the Company’s common stock on their issue date, February 28, 2014.  During 2015, our non-employee directors received additional warrants related to anti-dilution provisions contained in the warrants issued on February 28, 2014. On March 23, 2015 Mr. Jiayue Zhang received a warrant grant for 100,000 shares of our common stock for his 2015 service as Executive Chairman and the remaining six directors each received a warrant grant for 50,000 shares of our common stock for their 2015 service, subject to certain adjustments and exercisable over a ten year period at $0.60 per share. During 2016, our non-employee directors received additional warrants related to anti-dilution provisions contained in the warrants issued on February 28, 2014 and March 23, 2015.

The following table shows the compensation earned by our non-employee directors for all services rendered by them in their capacity as a director of the Company during the year ended December 31, 2016.

Director Compensation for Fiscal Year 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Gabrielson	$—	—	—	—	—	—	$—
Murray Hutchison	—	—	—	—	—	—	—
Andrew Leitch	—	—	—	—	—	—	—
Gerald Lewis	—	—	—	—	—	—	—
Lon Otremba[1]	—	—	—	—	—	—	—
Jiayue Zhang	—	—	—	—	—	—	—
Wei-Wei Zhang	—	—	—	—	—	—	—

[1]	Mr. Otremba resigned as a director in December 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK HOLDINGS OF CERTAIN OWNERS AND MANAGEMENT

The following table sets forth information on the beneficial ownership of our common stock as of July 28, 2017 by (a) each director, (b) the named executive officers listed in the compensation tables (c) all of our current directors and executive officers as a group, and (d) each person known to us who beneficially owns more than 5% of the outstanding shares of our common stock. Except as otherwise indicated, the business address for each beneficial owner is 11568 Sorrento Valley Road, Suite 14, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership [1]		Percent of Common Stock Outstanding [2]
Christopher J. Reinhard
Chairman of the Board, Chief Executive Officer, President and
Treasurer (Principal Executive Financial and Accounting
Officer)	3,918,996	[3]	21.6%
Edward W. Gabrielson, M.D.
Director	390,556	[4]	2.65%
Murray H. Hutchison
Director	388,889	[4]	2.63%
Andrew M. Leitch
Director	394,484	[5]	2.67%
Gerald J. Lewis
Director	390,556	[4]	2.65%
Wei Wei Zhang
Director	835,938	[6]	5.50%
Jiayue Zhang,
Director	3,846,557	[7]	26.15%

All directors and executive officers as a group (10 persons)	10,165,975	[8]	48.69%
Sabby Management Ltd
10 Mountainview Road, Suite 205
Upper Saddle River, New Jersey 07458	5,875,656	[9]	9.99%

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

[2]

The percentages shown are calculated based on the number of shares of our common stock outstanding plus, for each person or group, any shares that person or group has the right to acquire within 60 days of July 28, 2017 pursuant to options, warrants or other rights. As of July 28, 2017, there were 14,373,544 shares of our common stock outstanding.

[3]	Includes 3,771,333 shares underlying warrants exercisable within 60 days of July 28, 2017.
[4]	Includes 388,889 shares underlying warrants exercisable within 60 days of July 28, 2017.
[5]	Includes 393,889 shares underlying warrants exercisable within 60 days of July 28, 2017.
[6]	Includes 835,938 shares underlying warrants exercisable within 60 days of July 28, 2017.
[7]

Includes 335,937 shares underlying warrants and stock options exercisable within 60 days of July 28, 2017 and 3,510,620 shares held by Shanxi Taxus Pharmaceuticals Co., Ltd., Jinshang International Golden Tower, Suite 1202, Yuci District, Jinzhong City, Shanxi Province, China 030600.

[8]	Includes 6,503,764 shares underlying options and warrants exercisable within 60 days of July 28, 2017.
[9]

Includes 1,370,982 shares of the Company’s common stock beneficially owned by Sabby Management, based on information contained in a Schedule 13G/A filed with the SEC on January 5, 2017. Includes 4,504,674 shares upon the conversion of Series A Convertible Preferred Stock into the Company’s common stock. Under the terms of the Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Sabby is limited to directly holding no more than 9.9% of the Company’s common stock.

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

To our knowledge, based solely on our review of the copies of such reports provided to us and written representations from our directors and executive officers that no other reports were required, during the year ended December 31, 2016, all required Section 16(a) reports applicable to our directors, executive officers and greater than 10% stockholders were timely filed.

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

For the period January 1, 2015 through December 31, 2016, other than the transactions described under “Executive Officer Compensation” and “Director Compensation” above, there has not been any transactions or series of similar transactions in which the Company was a participant and the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2015 and 2016, which is approximately $373 and $11,108, and in which any of our directors, executive officers, holders of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, except as follows:

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

•

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. Our Chief Executive Officer has advanced expenses on behalf of the Company.  At December 31, 2016, our Chief Executive Officer had advanced an aggregate of $1,050,327 in expenses for the Company.  The advances do not bear interest and are repayable to our Chief Executive Officer on demand.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm for the fiscal year ended December 31, 2016 was Marcum LLP. The Audit Committee of the Board of Directors has selected and approved Marcum LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2017.  Representatives of Marcum LLP are not expected to be present at the Annual Meeting.

Audit Fees

The aggregate fees billed to the Company by Marcum LLP for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and other services normally provided in connection with our statutory and regulatory filings during each of the last two fiscal years ended December 31, were:

2016	$68,993
2015	$120,843

Audit-Related Fees

There were no fees billed to the Company by Marcum LLP for assurance and related services reasonably related to the performance of the audit or review of our financial statements, and not included under “Audit Fees” above, during the fiscal years ended December 31, 2016 and 2015.

Tax Fees

There were no fees billed to the Company by Marcum LLP for professional services for tax compliance, tax advice or tax planning during the fiscal years ended December 31, 2016 and 2015.

All Other Fees

There were no other fees billed to the Company by Marcum LLP for products and services, other than those described above, provided during the fiscal years ended December 31, 2016 and 2015.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of December 31, 2016 and 2015;
•	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015;
•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2016 and 2015;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015;
•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. The following financial statement schedules are included under Item 8 of this report: None.

(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3.1	Second Amended and Restated Certificate of Incorporation of the registrant as filed with the Delaware Secretary of State on January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the Commission on January 18, 2006

3.2	Certificate of Ownership and Merger as filed with the Delaware Secretary of State on March 14, 2014	Exhibit 3.1 of our Current report on Form 8-K, filed with the Commission on March 18, 2014.

3.2	Amended and Restated Bylaws of the registrant as adopted on January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the Commission on January 18, 2006

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	Exhibit 3.2 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

3.4	Certificate of Designation for Series A Convertible Preferred Stock	Exhibit 3.1 of our Current Report on Form 8-K, filed with the Commission on April 5, 2013.

4.1	Form of Common Stock Certificate for the registrant.	Exhibit 4.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006

4.2	Form of Rights Agreement dated as of July 10, 2006, between the registrant and Computershare Trust Company, Inc., as Rights Agent	Exhibit 4.1 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

4.3	Form of Rights Certificate	Exhibit 4.2 of our Registration Statement on Form 8-A, filed with the Commission on July 11, 2006

4.4	Form of Warrant Agreement issued to directors and officers in February 2014.	Exhibit 4.1 of our Form 10-Q, filed with the Commission on May 15, 2014.

4.5	Certificate of Designation of Series A Convertible Preferred Stock of Angionetics Inc.	Exhibit 99.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

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

Exhibit 10.15 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, filed with the Commission on December 22, 2005

10.11	Securities Purchase Agreement dated April 4, 2013 between the registrant and Sabby Healthcare Volatility Master Fund Ltd. for the purchase of Series A Convertible Preferred Stock.	Exhibit 10.1 of our Current Report on Form 8-K, filed with the Commission on April 5, 2013.

10.12	Asset Acquisition Agreement dated November 15, 2013 between To Go Brands, Inc. and Cell-nique Corporation	Exhibit 10.1 of our Current Report on Form 8-K, filed with the Commission on November 21, 2013

10.13	Strategic Cooperation Agreement dated February 21, 2014 between the registrant and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.1 of our Current Report on Form 8-K, filed with the Commission on March 4, 2014

10.14	Securities Purchase Agreement dated February 21, 2014 between the registrant and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.2 of our Current Report on Form 8-K, filed with the Commission on March 4, 2014

10.15	Strategic Cooperation Agreement dated February 21, 2014 between the registrant and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 4, 2014.

10.16	Exchange Redemption Agreement dated July 22, 2015 between the registrant and Sabby Healthcare Volatility Master Fund, Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 23, 2015.

10.17	Contribution Agreement dated June 6, 2016 between the registrant and Angionetics Inc.	Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.18	Services Agreement dated June 6, 2016 between the registrant and Angionetics Inc.	Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.19	Share Purchase Agreement dated June 7, 2016 among the registrant, Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.20	Distribution and License Agreement dated June 7, 2016 between Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 11, 2016.

10.21	Exchange Redemption Agreement dated September 23, 2016 between the registrant and Sabby Healthcare Volatility Master Fund, Ltd.	Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 23, 2016.

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Marcum LLP	Filed herewith

Exhibit Number	Description	Incorporated By Reference To
24.1	Power of Attorney	Included on signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Section 1350 Certification	Filed herewith

101

The following financial statements and footnotes from the Cardium Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardium Therapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2017

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

Signature	Title	Date

/ S / CHRISTOPHER J. REINHARD (Christopher J. Reinhard)	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Financial and Accounting Officer)	July 28, 2017

/ S / JIAYUE ZHANG Jiayue Zhang	Executive Chairman of the Board of Directors	July 28, 2017

/ S / EDWARD W. GABRIELSON (Edward W. Gabrielson)	Director	July 28, 2017

/ S / MURRAY H. HUTCHISON (Murray H. Hutchison)	Director	July 28, 2017

/ S / AnDREW M. LEITCH (Andrew M. Leitch)	Director	July 28, 2017

/ S / GERALD J. LEWIS (Gerald J. Lewis)	Director	July 28, 2017

John F. Wallace	Director	July 28, 2017

/ S / WEI -WEI ZHANG Wei-Wei Zhang	Director	July 28, 2017