Form 10-Q
period 2017-03-31
Taxus Cardium Pharmaceuticals Group Inc.
filed 2017-07-28
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

As of July 28, 2017, the registrant had 14,373,544 shares of common stock outstanding.

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

Due to financial hardship, we were unable to secure the necessary accounting review and audit of our financial statements and suspended filing of our regular quarterly and annual reports following our Quarterly Report on Form 10-Q for the period ended June 30, 2015.  We have subsequently filed our Quarterly Report on Form 10-Q for the period ended September 30, 2015, our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Report on Form 10-Q for the period ended March 31, 2016, our Quarterly Report on Form 10-Q for the period ended June 30, 2016 and our Quarterly Report on Form 10-Q for the period ended September 30, 2016.  It is our intention to become current in our reporting obligations under the Securities Exchange Act of 1934, as amended.

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

•	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;
•	our ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;
•	the protection expected from our intellectual property rights and those of others, including actual or potential competitors;
•	the outcome of litigation matters;
•	the anticipated activities of our personnel, consultants and collaborators;
•	expectations concerning our operations outside the United States;
•	future economic and political conditions;
•	overall industry and market performance;

•	the impact of new accounting standards;
•	management’s goals and plans for future operations; and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$176,367	$930,397
Prepaid expenses and other assets	39,204	10,426
Total current assets	215,571	940,823
Property and equipment, net	146,590	158,227
Other long term assets	11,767	11,767
Total assets	$373,928	$1,110,817
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,605,532	$1,672,932
Accrued liabilities	1,658,610	1,670,340
Advances from officer	1,047,851	1,050,327
Total current liabilities	4,311,993	4,393,599
Deferred rent	6,887	6,887
Total liabilities	4,318,880	4,400,486
Commitments and contingencies
Stockholders’ deficit:
Taxus Cardium Pharmaceuticals Group, Inc. Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 829 at March 31, 2017 and 928 at December 31, 2016, with liquidation preferences of $1,000	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and Outstanding 14,273,544 at March 31, 2017 and 13,723,544 at December 31, 2016	1,427	1,373
Common stock issuable	600,000	600,000
Additional paid-in capital	113,710,577	113,710,631
Accumulated deficit	(118,030,066)	(117,449,942)
Total controlling interest	(3,718,062)	(3,137,938)
Non-controlling interest	(226,890)	(151,731)
Total stockholders’ deficit	(3,944,952)	(3,289,669)
Total liabilities and stockholders’ deficit	$373,928	$1,110,817

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses
Research and development	$130,762	$83,333
Selling, general and administrative	521,218	340,669
Total operating expenses	651,980	424,002
Loss from operations	(651,980)	(424,002)
Other expenses	3,303	2,573
Net loss	$(655,283)	$(426,575)
Net loss attributable to the non-controlling interest	(75,159)	—
Net loss attributable to the controlling interest	$(580,124)	$(426,575)
Net loss attributable to controlling interest per share:
Basic and diluted	$(0.04)	$(0.03)
Weighted average common shares outstanding	14,045,264	13,187,544

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

TAXUS CARDIUM PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(655,283)	$(426,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,502	3,263
Stock-based compensation	—	25,530
Changes in operating assets and liabilities
Prepaid expenses and other assets	(28,778)	—
Accounts payable	(67,400)	(28,843)
Accrued liabilities	(11,730)	173,726
Net cash used in operating activities	(749,689)	(252,899)
Cash Flows From Investing Activities
Purchase of property and equipment	(1,865)	—
Net cash used in investing activities	(1,865)	—
Cash Flows From Financing Activities
Cash advance from (repayments of advance to) officer	(2,476)	100,627
Proceeds from preferred stock issuable	—	250,000
Net cash provided by (used in) financing activities	(2,476)	350,627
Net increase (decrease) in cash	(754,030)	97,728
Cash and cash equivalents at beginning of period	930,397	21,547
Cash and cash equivalents at end of period	$176,367	$119,275
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,957	$2,573
Cash paid for taxes	$—	$—

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

Liquidity and Going Concern

As of March 31, 2017, we had approximately $0.2 million in cash and cash equivalents. Our working capital deficit at March 31, 2017 was approximately $4.1 million.  We have incurred recurring losses and as of March 31, 2017, we have an accumulated deficit of $118.0 million.  During the quarters ended March 31, 2017 and 2016, we used $749,689 and $252,899 of cash in our operating activities.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements contained in this report have been prepared in accordance with GAAP for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2017 and the results of operations and cash flows for the period presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Our accounting policies are described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The most significant estimates impacting the financial statements contained in this report include valuing options and warrants using option pricing models.  These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value

Investments

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, advances from related party, and accounts payable approximate fair value due to the short term maturities of these instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of Taxus Cardium Pharmaceuticals Group, Inc. and its consolidated subsidiaries, Angionetics Inc., Activation Therapeutics, Inc. and LifeAgain Insurance Solutions, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Controlling and Non-Controlling Interest

As a result of the issuance of 200,000 shares of Angionetics Series A Convertible Preferred Stock on July 5, 2016, the investor acquired a non-controlling interest of 5.6% of the voting interests of Angionetics for the purchase price of $1,000,000 (See Note 5 – Stockholders’ Equity – Preferred Stock – Angionetics Series A Convertible Preferred Stock.)

As a result of the issuance of 400,000 shares of Angionetics Series A Convertible Preferred Stock on September 28, 2016, the same investor acquired an additional non-controlling interest, which brought  them to 15.0% of the aggregate voting interests of Angionetics, for an additional purchase price of $2,000,000 (See Note 5 – Stockholders’ Equity – Preferred Stock – Angionetics Series A Convertible Preferred Stock.)

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

Earnings (Loss) Per Common Share

We compute earnings (loss) per share, in accordance with ASC Topic 260 “Earnings per Share”, which requires dual presentation of basic and diluted earnings per share.  Basic earnings (loss) per common share is computed by dividing earnings (loss) attributable to the controlling interest by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing earnings (loss) attributable to the controlling interest by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants.  As of March 31, 2017 and 2016, potentially dilutive securities consist of preferred stock convertible into 4,604,674 and 3,468,804 shares of common stock, respectively and outstanding stock options and warrants to acquire 12,116,334 and 7,442,598 shares of common stock, respectively.

These potentially dilutive securities were not included in the calculation of loss attributable to the controlling interest per common share for the three month periods ended March 31, 2017 and 2016 because their effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.

Total stock-based compensation expense included in the condensed consolidated statements of operations was allocated to research and development and general and administrative expenses as follows:

	For the Three Months Ended March 31,
	2017	2016
	(unaudited)
Research and development	$—	$—
General and administrative	—	25,530
Total stock-based compensation	$—	$25,530

Note 3—Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2017 (unaudited)	December 31, 2016 (unaudited)
Payroll and benefits	$1,000,399	$982,482
Other	658,211	687,858
Total	$1,658,610	$1,670,340

Note 4—Advances From Related Party - Officer

Officers of the Company occasionally incur or advance expenses on behalf of the Company, which are subsequently reimbursed to the officers along with any associated costs. As of March 31, 2017 and December 31, 2016, $1,047,851 and $1,050,327, respectively, in net Company expenses incurred in the ordinary course of business have been paid by or with cash advanced by the Company’s Chief Executive Officer.  During the three month period ended March 31, 2017, $2,476 was repaid. During the three month period ended March 31, 2017, $0 in net expenses were paid by or with cash advanced by our Chief Executive Officer.

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

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at the time. Under the terms of the Exchange and Redemption Agreement, Taxus Cardium agreed to reduce the conversion price at which Sabby can convert shares of Preferred Stock to common shares to an effective price of $0.18 per share. The Exchange and Redemption Agreement granted Taxus Cardium a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time after the date of the Agreement until November 29, 2016.   As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Preferred Stock outstanding are convertible to 5,554,667 shares of Taxus Cardium common stock, an additional 2,221,867 compared to before the conversion price change. At March 31, 2017, there were 829 shares of Preferred Stock outstanding. A hypothetical conversion of all of the outstanding Preferred Stock as of March 31, 2017 into 4,604,674 shares of common stock would increase the common stock outstanding from 14,273,544 shares as of March 31, 2017, to 18,878,218, an increase of 32.3%.  As a result of such holder entering into the Agreement, for which the fair value of preferred stock before and after the modification was a substantially different, the modification was accounted for as an extinguishment.  Consequently, we recorded a deemed dividend, during the quarter ended September 30, 2016, totaling $782,879 in the 2016 statement of operations in arriving at net loss to common shareholders.

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

The Angionetics Series A Convertible Preferred Stock is classified as permanent equity, since the triggering of a liquidation event to sell, merge, or consolidate Angionetics, or to sell all or substantially all of its assets (a “change in control”) is solely within Taxus Cardium’s control.  The Certificate of Designation for the Series A Convertible Preferred Stock does not provide the holders of Series A Convertible Preferred Stock the right to initiate such a change in control, through special voting privileges, majority representation on the Angionetics board of directors, or other rights.  In the absence of special provisions in the Certificate of Designation, Delaware law requires the approval of the full Angionetics board of directors to initiate a change in control transaction.

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

Stock Options and Other Equity Compensation Plans

We have an equity incentive plan that was established in 2005 under which 283,058 shares of the Company’s common stock were reserved for issuance to employees, non-employee directors and consultants of the Company.  The 2005 Equity Incentive Plan expired on October 20, 2015, ten years after its adoption, and we are no longer able to issue shares or awards under that plan. All options or other awards issued under the 2005 Equity Incentive Plan prior to its expiration remain outstanding in accordance with their terms.

At March 31, 2017, the following shares were subject to option awards outstanding under the 2005 Equity Incentive Plan:

Plan	Shares Outstanding	Shares Available for Issuance
2005 Equity Incentive Plan	17,000	—

The following is a summary of stock option and warrant activity under the 2005 Equity Incentive Plan as well as the warrants issued outside of the plan to employees and directors, during the three months ended March 31, 2017:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2016	12,116,334	$0.73	7.67
Granted	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	—	—	—
Balance outstanding, March 31, 2017	12,116,334	$0.73	7.37
Balance exercisable, March 31, 2017	12,110,469	$0.73	7.37

As of March 31, 2017, there was no intrinsic value to the outstanding and exercisable options and warrants as their exercise price exceeded the market price of our common stock.

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

In October 2014, BioRASI LLC (“BioRASI”) filed a complaint in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. In June of 2015, BioRASI amended the complaint to include as plaintiffs additional parties affiliated with BioRASI including Vendevia Group, LLC, Biosciences Research Ltd., and Progressive Scientific Bioresearch, Ltd. We are defending the action and have filed counterclaims.  Although at March 31, 2017, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

Note 7—Subsequent Events

We have evaluated events that occurred subsequent to March 31, 2017 and through the date the condensed consolidated financial statements were issued.

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

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three month period ended March 31, 2017. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in Part II, Item 1A, in our annual report on Form 10-K for our year ended December 31, 2016 (our “2016 Annual Report”), and other reports and documents we file with the United States Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

We calculate the value of equity compensation expense associated with the issuance of warrants and stock options using the Black-Scholes Option which approximates a binomial lattice model. Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of a number of subjective assumptions including the expected stock volatility, the risk–free interest rate, the options expected life, the dividend yield on the underlying stock. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If actual forfeiture rate is materially different from the estimates, the equity–based compensation could be significantly different from what the Company has recorded in the current period. If we were to undervalue our derivative liabilities or stock–based compensation expense we would understate the expense recognized in our consolidated statements of operation. Conversely if we were to overvalue our warrant and stock–based compensation expenses we would overstate the expense recognized in our consolidated statements of operations.

Our other significant accounting policies are described in the notes to our condensed consolidated financial statements.

Results of Operations

For the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Research and development expenses for the three months ended March 31, 2017 were $130,762 compared to $83,333 for the same period in 2016. The increase of $47,429 was the result of a $1,427 increase in clinical trial expenses and a $46,002 increase in personnel related costs.

Selling, general and administrative expenses for the three months ended March 31, 2017 were $521,218 compared to $340,669 for the same period in 2016. The increase of $180,549 was the result of a $25,530 decrease in stock-based compensation offset by a $33,945 increase in personnel and related costs, an increase of $125,954 in professional services expense, a $20,701 increase in travel related expenses, a $13,740 increase in investor relations expenses and an $11,739 increase in other selling, general and administration related expenses.

Interest expense for the three months ended March 31, 2017 was $1,957 compared to $2,573 for the same period in 2016. The decrease of $616 was the result of interest charges for expenditures made on our credit card in 2017.

Net loss for the three months ended March 31, 2017 was $655,283 (including $75,159 attributable to the non-controlling interest and $0 of stock-based compensation) compared to a net loss of $426,575 (including $25,530 of stock-based compensation) for the same period of 2016. The increase of $228,708 was primarily due to increases in operating expenses as described above and changes in operating assets and liabilities.

Liquidity and Capital Resources

As of March 31, 2017, we had approximately $0.2 million in cash and cash equivalents. Our working capital deficit at March 31, 2017 was approximately $4.1 million.

Net cash used in operating activities was $749,689 for the three months ended March 31, 2017 compared to $252,899 for the three months ended March 31, 2016. The increase of $496,790 in net cash used in operating activities was due primarily to an increase in our net loss plus changes in operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2017 was $1,865 compared to no cash used in investing activities for the same period in 2016. The increase of $1,865 was related to property and equipment purchases associated with our move into our new office space.  At March 31, 2017, we did not have any significant capital expenditure requirements.

Net cash used in financing activities was $(2,476) for the three months ended March 31, 2017 compared to net cash provided by financing activities of $350,627 for the same period in 2016.  For the three month period ended March 31, 2017, we repaid our Chief Executive Officer $2,476 of advances made for ordinary Company expenses.  For the three month period ended March 31, 2016 the $350,627 net cash received from financing activities included a $250,000 payment from a Huapont affiliate for shares of Series A Convertible preferred stock in Angionetics and $100,627 net cash advances received from our Chief Executive Officer to cover ordinary Company expenses.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, management concluded that our disclosure controls were not effective for their intended purposes described above as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. For the year ended December 31, 2016, we noted the following material weaknesses in the operation of our internal controls as follows:

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

Our management does not believe that the material weakness in internal controls has resulted in any inaccuracy or misstatement in the financial statements included in this report. We plan to remediate these material weaknesses by hiring additional qualified accounting personnel when the Company has the financial resources to support those expenses. However, these material weaknesses continued to exist during the quarterly period ended March 31, 2017.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2014, BioRASI LLC (“BioRASI”) filed a complaint in Broward County, Florida, seeking payments of approximately $0.5 million allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. In June of 2015, BioRASI amended the complaint to include as plaintiffs additional parties affiliated with BioRASI including Vendevia Group, LLC, Biosciences Research Ltd., and Progressive Scientific Bioresearch, Ltd. We are defending the action and have filed counterclaims.  Although at March 31, 2017, the probable outcome of this matter cannot be determined, we believe that we have supportable defenses and any negative decision, if any, is expected to be insignificant. Accordingly, we have not recorded any provisions related to this matter.

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

Conducting the costly and time consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our products to market will require a commitment of substantial funds in excess of our current capital. The audit opinion accompanying our consolidated financial statements for the year ended December 31, 2016 included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

We have sustained operating losses to date and will likely continue to sustain losses as we seek to develop our products and product candidates. We expect these losses to be substantial because of the significant amounts we expect to spend on development activities and clinical trials for our product candidates. As of March 31, 2017, our accumulated deficit was approximately $118 million, and our cash and cash equivalents were approximately $0.2 million. To date, we have generated very limited revenues and a large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations to continue for at least the next few years.

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

On September 23, 2016, we entered into a second Exchange and Redemption Agreement with Sabby covering the 1,000 shares of Preferred Stock outstanding at that time. Under the terms of the Exchange and Redemption Agreement, we agreed to reduce the conversion price to $0.18 per share. The Exchange and Redemption Agreement granted us a right to redeem any or all of the outstanding Preferred Stock for its Stated Value (approximately $1,000 per share) at any time until November 29, 2016.  We entered into the agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the conversion price changing from $0.30 to $0.18 per share, the 1,000 shares of Series A Convertible Preferred Stock outstanding became convertible to 5,554,667 shares of our common stock, an additional 2,221,867 compared to before the conversion price change.  At March 31, 2017, there were 829 shares of Preferred Stock outstanding.  A hypothetical conversion of all of the outstanding Preferred Stock as of March 31, 2017 into 4,604,674 shares of common stock would increase the common stock outstanding from 14,273,544 shares as of March 31, 2017, to 18,878,218, an increase of 32.3%.

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

At March 31, 2017, we had an aggregate of 12,116,334 stock options and warrants outstanding at exercise prices ranging from $0.19 to $55.00. The exercise of some or all of our outstanding warrants would significantly dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock.

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

101

The following financial statements and footnotes from the Taxus Cardium Pharmaceuticals Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

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