Form 10-K
period 2019-12-31
Gene Biotherapeutics, Inc.
filed 2021-04-23
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

(Commission file number): 001-33635

GENE BIOTHERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0075787
(State of incorporation)	(IRS Employer Identification No.)

11230 Sorrento Valley Rd., Suite 220 San Diego, California 92121	(858) 414-1477
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by checkmark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). [  ] Yes [X] No

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1.1 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the Registrant on such date have been excluded because such person may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

As of March 31, 2021, 49,622,154 shares of the Registrant’s common stock were issued and outstanding.

EXPLANATORY NOTE

We are filing this comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2019 with expanded financial and other disclosures in lieu of filing a separate Annual Report on Form 10-K for the fiscal years ended December 31, 2018 and December 31, 2017, and separate Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30 during 2019, 2018 and 2017. Unless context requires otherwise, all references in this report to the “Company”, “Gene Biotherapeutics”, “Taxus Cardium”, “Cardium”, “we”, “our”, and “us” refer to Gene Biotherapeutics Inc. and as applicable, our consolidated subsidiaries: Angionetics, Inc. (“Angionetics”), Activation Therapeutics, Inc. (“Activation Therapeutics”) and LifeAgain Insurance Solutions, Inc. (“LifeAgain’). Due to financial hardship, we were unable to secure auditor review or audit of our financial statements and suspended regular reporting of our financial results of operations following our quarterly report for the period ended March 31, 2017. On May 22, 2020, after the period covered by this report, we secured a $1,700,000 financing arrangement and have used a portion of those proceeds to complete the financial statements and disclosures in this report.

The filing of this report will not result in us becoming “current” in our reporting requirements under the Securities Exchange Act of 1934. It is our intention to become current, and we are preparing quarterly reports for the periods ended March 31, June 30, and September 30, 2020. Once we do become current, we will continue to be precluded from the use of certain abbreviated registration statements and forms, which are predicated on timely filing all required reports over the prior 12-month period.

FORWARD-LOOKING STATEMENTS

This report, including the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that reflect our current expectations and views of future events. These forward-looking statements can also be identified by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or similar terms. Forward-looking statements in this report may include statements about:

●	our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

●	planned development pathways and potential commercialization activities or opportunities for our product candidates;

●	the timing, conduct and outcome of submissions to the FDA and other regulatory agencies, regulatory submissions, and clinical trials, including the timing for completion of clinical studies;

●	the anticipated results of our clinical studies and trials, as well as our expectations concerning the safety and efficacy of our products and product candidates;

●	our ability to generate revenues, and raise sufficient financing, maintain stock price and valuation, and to regain the listing of our common stock on a national exchange;

●	our ability to enter into acceptable relationships with one or more contract manufacturers and our expectations concerning the ability of such contract manufacturers to manufacture biologics, devices, other key products, or components, or to provide other services, of an acceptable quality on a timely and cost-effective basis;

●	our ability to enter into acceptable relationships with one or more development or commercialization partners to advance the commercialization of new products and product candidates and the timing of any product launches;

●	our growth, expansion and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

●	the protection expected from our intellectual property rights and those of others, including actual or potential competitors; and

●	statements that are not statements of historical facts.

Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report speak only as of the date of this report. We do not undertake to update or revise any forward-looking statements in the report, except as required by law.

PART I

ITEM 1.	BUSINESS

We are a clinical stage biotechnology company focused on pre-clinical, clinical and commercialization of angiogenic gene therapy biotherapeutics for strategic niche markets primarily for the treatment of cardiovascular disease. Our technology platform is designed to biologically activate the human body’s innate angiogenic healing process to stimulate the growth of microvascular networks for patients with ischemic cardiovascular, cerebral, and other medical conditions and diseases, as well as for advanced tissue engineering applications.

Our lead product candidate Generx [Ad5FGF-4] is an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease. Generx has been cleared by the U.S. Food and Drug Administration (“FDA”) for a Phase 3 clinical study—the AFFIRM study. We have been working to secure the funding necessary to conduct that clinical trial and, if successful, commercialize Generx for marketing and sale in the U.S.

The Generx product candidate has been under clinical development for over a decade. Our management and consulting team have been responsible for the development of Generx from the initial scientific discoveries by researchers at the University of California, San Diego, through the first in-man U.S.-based clinical studies and late-stage clinical studies, the acquisition of the Generx development program by Schering AG following the successful completion of a five-year strategic partnership, and the re-acquisition of the Generx development program by Gene Biotherapeutics after Schering AG was acquired by Bayer Healthcare. Generx represents one of only a few cardiovascular DNA-based therapeutic product candidates to successfully advance into late-stage, U.S. Phase 3 clinical study.

History

We were incorporated in Delaware in 2003. In 2006, we changed our name to Cardium Therapeutics Inc. In 2013, we changed the Company’s name to Taxus Cardium Pharmaceuticals Group Inc. to reflect a broadened business plan to include small molecule drugs and medical devices. Based on the refocus of the Company on the clinical development of DNA-based angiogenic therapeutics in 2018, we changed the name of the Company to Gene Biotherapeutics.

During the period covered by this report, our operations have been conducted principally through operating subsidiaries including the following:

●	Angionetics, Inc., an 85% owned subsidiary focused on the late-stage clinical development and commercialization of Generx, an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease;

●	Activation Therapeutics, Inc., a wholly owned subsidiary focused on the development and commercialization of Excellagen®, a patented U.S. FDA-cleared wound conforming matrix for advanced wound care; and

●	LifeAgain Insurance Solutions, Inc., a wholly owned subsidiary focused on advanced medical data analytics for developing innovative insurance and healthcare solutions.

We entered 2017 in a cash constrained position. At that time, our principal operating goal was to secure the capital necessary to advance the clinical development and commercialization of Generx. In October 2017 we entered into an agreement with Landmark Pegasus, Inc. (“Landmark”), a business development and strategic partnering company, to assist us with the previously announced plans to sell our Excellagen product and assist with the strategic partnering for the development of Generx. In lieu of a cash engagement fee, we transferred our residual investment in LifeAgain along with our minority equity investment in Healthy Brands to Landmark, effectively exiting those businesses.

In July 2018, we sold our FDA-cleared Excellagen® product to Olaregen Therapeutix, Inc. (“Olaregen”) for aggregate consideration of up to $4,000,000. At closing, we received a cash payment of $650,000, the remaining to be paid as royalty payments of 10% of all worldwide sales of Excellagen totaling up to an additional $3,350,000. As of the date of this report, no royalties have been received. We retained rights to manufacture, market and sell Excellagen in Greater China, The Russian Federation, and the Commonwealth of Independent States (Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, and Uzbekistan).

In April 2020, after the period covered by this report, we transferred our residual rights in Excellagen to Shanxi Taxus Pharmaceuticals Co. Ltd. (“Shanxi”) in exchange for the release of any rights or claims in ownership interest in Gene Biotherapeutics. In connection with this transaction, Shanxi agreed to apply its previously funded $600,000 subscription payment as cash consideration in exchange for the Excellagen ownership rights. Shanxi also released any future rights or claims against us.

On April 10, 2020, after the period covered by this report, our Angionetics, Inc. subsidiary entered into a Distribution and License Agreement with Shanxi (as amended, the “Shanxi License Agreement”), granting Shanxi certain license rights with respect to our Generx product candidate. The distribution and license rights commence only after we obtain U.S. FDA approval for marketing and sale of Generx in the United States. The license rights include (a) a non-exclusive right to manufacture Generx products in China, and (b) an exclusive right to market and sell Generx products in Singapore, Macau, Hong Kong, Taiwan, any other municipality other than mainland China where Chinese (Mandarin or Cantonese) is the common language, the Russian Federation, and the Commonwealth of Independent States (the “CIS”). The Shanxi License Agreement provides for a progress royalty ranging from 5% up to 10% based on annual net sales up to and including $50 million at 5%; 6% for sales ranging greater than $50 million to $200 million; 8% for sales greater than $200 million to $450 million and at 10% for any sales greater than $450 million of the Generx product sold by Shanxi in the licensed territory.

In May 2020, after the period covered by this report, we entered into a Preferred Stock Purchase Agreement with Nostrum Pharmaceuticals, LLC (“Nostrum”), selling Nostrum 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1,700,000. Each share of Series B Convertible Preferred Stock is convertible into shares of Common Stock at a conversion ratio of 0.0113. Consequently the 1,700,000 shares are convertible into an aggregate of 150,442,478 shares of Common Stock. In addition, Nostrum entered into an agreement with Sabby Healthcare Master Fund Ltd. (“Sabby”), the sole holder of our outstanding Series A Convertible Preferred Stock, under which Nostrum purchased 220 shares of our Series A Convertible Preferred Stock from Sabby, which is convertible into 88,496 shares of common stock. Consequently, the 220 shares are convertible into an aggregate of 19,469,026 shares of Common Stock. Nostrum also agreed to purchase up to 570 additional Series A Convertible Preferred Stock from Sabby, within one year following the effective date of the transaction. Since May 2020, 397 shares of Series A Preferred Stock have been converted into 35,132,755 shares of our Common Stock (conversion rate of 88,496), that has increased our outstanding Common Stock to 49,622,154 shares as of March 31, 2021. As a result of these transactions, Nostrum currently controls approximately 75.2% of the voting interests of our Company.

Nostrum is a privately held pharmaceutical company engaged in the formulation and commercialization of specialty pharmaceutical products and controlled release, orally administered, branded and generic drug products. We will use the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting the U.S. FDA-approved Phase 3 clinical trial for our Generx product candidate, and a portion of these proceeds will be used to complete the financial statements and disclosures in this report. We believe that Nostrum’s assets and experience in the formulation and commercialization of pharmaceutical products will facilitate the administration and completion of the Phase 3 clinical trial for Generx on a cost-effective basis.

In March 2021, after the period covered by this report, the Company entered into an agreement with FUJIFILM Diosynth Biotechnologies (“FDB”) to manufacture the Generx [Ad5FGF-4] angiogenic gene therapy product candidate for Phase 3 clinical evaluation for the treatment of refractory angina due to late-stage coronary artery disease. Manufacturing operations will be conducted at FDB’s facilities in College Station, Texas where FDB will perform technology transfer and process development activities for Phase 3 clinical and commercial-scale GMP manufacturing of Generx.

Accordingly, our current business is centered around the clinical development and commercialization of Generx for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced, late-stage coronary artery disease. In the future, we expect to pursue other potential ischemia-related cardiovascular and cerebral therapeutic opportunities as well as advanced tissue engineering applications. We estimate that there are up to 1.2 million patients in the U.S. with refractory angina, representing up to $6.0 billion addressable market opportunity, and up to $20.0 billion worldwide.

The Generx Product Candidate

Our lead product candidate, Generx, is a first in class, single dose, angiogenic gene therapy product candidate that is designed to improve blood flow and to increase the supply of oxygenated blood in patients with refractory angina and myocardial ischemia due to advanced coronary artery disease. Generx has been designed to improve cardiac perfusion by promoting the formation of functional coronary collateral blood vessels within the heart through enlargement of existing arterioles (arteriogenesis) and formation on new capillary vessels (angiogenesis). This process, termed “medical revascularization,” represents a fundamentally new mechanism of action that involves the stimulation of the formation of new biological structures in the heart, as opposed to currently available pharmacologic therapies, which only address the symptoms of angina, or mechanical revascularization through surgical procedures involving stents or coronary artery bypass graft surgery.

Medical Revascularization for Refractory Angina

The Ad5FGF-4 product candidate requires three key elements: (1) a myocardial delivery vector, (2) a therapeutic transgene, and (3) a method of gene delivery. Generx is biologically engineered using an E1-region deleted, replication deficient adenovirus serotype 5 vector to deliver the 621 base pair gene encoding human fibroblast growth factor-4 (FGF-4) under the control of a modified cytomegalovirus (CMV) promoter. Adenovirus is one of the most well-characterized and widely used gene therapy vectors in preclinical and human clinical studies and has cGMP (defined below) manufacturing and testing standards established by the U.S. FDA. The Generx FGF-4 transgene has been engineered to include a signal peptide, which enables effective secretion from cells that express the protein (such as cardiac myocytes). Our preclinical studies have shown that therapeutic efficacy is significantly increased by the presence of such a signal sequence in the growth factor DNA construct [Gao et al., Human Gene Therapy 2005; 16:1058-64]. The CMV promoter can drive high levels of transgene protein expression in transfected cells for up to 3 weeks. This short-term expression is ideal for tissue regeneration clinical applications requiring generation of new biological structures, including promotion of new vessel growth in the heart.

The transfected heart cells then express and release FGF-4 protein, which we believe promotes the growth of new blood vessels and increased blood flow to ischemic heart tissue. The evidence shows that FGF-4 expressed by Ad5FGF-4 has the capacity to enlarge pre-existing collateral arterioles (arteriogenesis) and to form new capillary vessels (angiogenesis) when driven by cardiac hemodynamic-impairment and ischemic stimuli. In a pig model of myocardial ischemia, adenovirus mediated FGF gene therapy promoted increased regional myocardial blood flow, as measured by contrast echocardiography, that correlated with an increase in capillary number, determined by histologic assessment. Stimulation of angiogenesis by Ad5FGF-4 has also been demonstrated in an in vitro assay that recapitulates all phases of the in vivo angiogenesis process and provides a functional bioassay for Ad5FGF-4. This assay demonstrates a synergistic interaction between FGF-4 expressed by Ad5FGF-4, and endogenous vascular endothelial growth factor (VEGF) in the promotion of neo-vessel formation, with evidence that FGF-4 controls angiogenesis upstream of VEGF. FGF-4 appears to be a key angiogenic regulatory protein that stimulates the release and action of other angiogenic factors, including vascular endothelial growth factors (VEGF), platelet-derived growth factors (PDGF), and hepatocyte growth factor (HGF), to orchestrate and promote the growth of a functional collateral network in ischemic cardiac tissue.

Generx is administered to patients during a simple one-hour angiogram-like procedure by an interventional cardiologist using a standard cardiac balloon catheter, with no special training or new medical devices required. Generx is distributed into the microvascular pathways of the heart and transfects cardiac cells by binding to cell surface coxsackievirus-adenovirus receptors (CAR). A central finding from the Generx clinical development program is that cardiac ischemia drives Generx transfection into heart cells and possibly other cells, and that regional cardiac ischemia is an essential precursor to support the growth of collateral blood vessels for treatment response to Generx angiogenic gene therapy. Company-sponsored in vivo pre-clinical research conducted at Emory University demonstrated that intracoronary Ad5-based gene delivery under conditions of transient ischemia, and following pre-treatment with nitroglycerin, significantly enhances transgene expression in the heart by over two orders of magnitude (>800x), as compared to prior intracoronary delivery methods. We believe that the significant improvements in gene transfer are likely due to ischemia-driven up-regulation of the cardiac CAR receptors and improved transit through dilated gap junctions due to enhanced cell permeability that is believed to be activated using nitroglycerin.

Addressable Market

Generx is expected to initially target patients with refractory angina—chronic and disabling angina that: (1) are no longer responsive to small molecule anti-anginal drug therapy, (2) would not expect to benefit from mechanical revascularization procedures, including stents and coronary artery bypass graft surgery; or (3) continue to experience refectory angina following a mechanical revascularization procedure. We estimate that there are up to 1.2 million patients in the U.S. with refractory angina, representing up to $6.0 billion addressable market opportunity, and up to $20.0 billion worldwide.

Proposed Generx Treatment Algorithm for Patients with Refractory Angina

Consistent with Positioning in FDA-Cleared U.S. Phase 3 Clinical Trial

(1)	Range 0.6M – 1.8M [mean 1.2M] McGillion et al., Canadian J Cardiology 28:S20-S41 (2012) other figures, Benjamin et al., Circulation, American Heart Association, Statistics 2017.

Given the widespread use of lipid-lowering drugs in the general population in the U.S., and increasingly worldwide, we now see more patients reporting angina with little or no evidence of obstructive coronary artery disease based on angiographic diagnostics. In the past 10 years, the number of ST-Elevation Myocardial Infarction patients has fallen by 50%, bypass surgery is down 40%, and the use of stents has been reduced by 30%. We believe that this trend away from mechanical revascularization will potentially increase the opportunity for Generx medical revascularization.

The most recently FDA approved anti-anginal drug with a novel mechanism of action is Ranexa® (ranolazine). It was FDA approved in 2006 as a treatment for chronic angina as a metabolic modulator designed to reduce the heart’s oxygen demand. Following FDA approval, Ranexa was acquired by Gilead Sciences for $1.4 billion in 2009. Ranexa is prescribed to be taken twice daily, generally as a 1000 mg oral tablet and Ranolazine is now available in generic form.

To support our go to market strategy, we conducted a survey of U.S. interventional cardiologists to gauge their experience-based assessment of the prevalence of refractory angina patients, and their openness to integrate the use of the Generx angiogenic gene therapy product candidate, upon FDA approval, into their clinical practice. The survey confirmed that all survey responders see patients with long-term refractory angina, and all were strongly positive and without reservation about adoption of Generx. All cardiologists surveyed felt there is a current need for Generx to treat refractory angina and they would consider using Generx in their daily practice if approved by the FDA. As shown in the following table, the Generx product candidate for medical revascularization therapy generated statistically significant improvements in cardiac perfusion (measured using SPECT as a reduction in reversible perfusion defect) as compared to placebo controls in both the U.S-based Phase 2 clinical study (AGENT-2), and a small confirmatory international study (ASPIRE), and the observed improvements were similar in magnitude to those reported following mechanical revascularization.

Generx AGENT-2 and ASPIRE SPECT Data

a.	Improvement in RPDS as measured by SPECT imaging at 8 weeks following a single treatment.
b.	Grines et al. JACC 42:1339-47 (2003). Tables 1 and 2.

Generx Clinical Studies and FDA Developments

The Generx FDA regulatory dossier represents one of the most extensive and advanced DNA-based clinical data platforms ever compiled. Generx has been evaluated as a treatment for patients with refractory angina in four prior FDA-cleared, multi-center, randomized and placebo-controlled clinical studies (AGENT 1-4, Phase 1/2 to Phase 2b/3) and one small international study (ASPIRE). The four AGENT studies combined enrolled over 650 patients at over 100 medical centers in the U.S. and Western Europe and have generated over 2,500 patient years of safety data.

In these multiple prior clinical studies, the Generx product candidate appeared safe and well-tolerated, and has generated preliminary findings of efficacy in men and women, in measures of cardiac perfusion, cardiac performance, and angina status, including: (1) significant improvement in exercise duration by Exercise Treadmill Testing; (2) significant improvement in cardiac perfusion as assessed by SPECT imaging, with observed improvements comparable in magnitude to those seen with coronary artery bypass surgery and angioplasty with the use of stents; (3) significant and durable improvement in physical exertion capacity, as assessed by functional classification of angina out to 12 months post-treatment; (4) improvement in angina status, as assessed by documented reduction in angina episodes and nitroglycerin usage; and (5) significant reduction in incidence of worsening angina.

A central finding from the Generx AGENT clinical development program is that cardiac ischemia drives Generx transfection into heart cells, and that regional cardiac ischemia is an essential precursor to support the growth of collateral blood vessels for treatment response to Generx angiogenic gene therapy. Company-sponsored in vivo pre-clinical research conducted at Emory University demonstrated that intracoronary Ad5-based gene delivery under conditions of transient ischemia, and following pre-treatment with nitroglycerin, significantly enhances transgene expression in the heart by over two orders of magnitude (>800x), as compared to prior intracoronary delivery methods. We believe that the significant improvements in gene transfer are likely due to ischemia-driven up-regulation of the cardiac Coxsackievirus-Adenovirus Receptor (CAR) and improved transit through dilated gap junctions due to enhanced cell permeability that is believed to be activated using nitroglycerin.

Based on these pre-clinical findings, Generx was evaluated in a small international pilot study involving the use of a new balloon catheter-based delivery technique, and a higher Generx dose level, to induce transient ischemia during Generx delivery, and to potentially reduce variability and enhance efficacy responses by leveraging pre-conditioning cardiac physiology and our enhanced understanding of cell surface receptor-mediated uptake. Generx was administered under conditions of transient ischemia, achieved by balloon inflation, and following pre-treatment with nitroglycerin. This clinical study of 11 patients with refractory angina confirmed the preliminary efficacy (as evaluated by improvement in cardiac perfusion based on SPECT imaging) and safety (based on troponin measures to detect any heart muscle damage) of transient ischemia during Generx administration, together with the use of a higher single dose level of Generx. Based on positive findings from this study, the new catheter delivery techniques and higher dose level have been integrated into the U.S.-based Phase 3 AFFIRM clinical study protocol.

In September 2016, the FDA cleared the Generx AFFIRM Phase 3 clinical study protocol. The primary endpoint in the AFFIRM study is the change from baseline to month 6 in Exercise Tolerance Test (“ETT”) duration, with exercise duration limited by angina. FDA clearance of the AFFIRM protocol was based on over 2,500 patient years of accumulated safety data, a study design based on findings from a detailed meta-analysis of patient data from prior clinical studies that characterized male and female patient responders (including ETT data for approximately 600 patients and 3,000 treadmill tests), and demonstration in a small international study that balloon catheter-based delivery of Generx at an increased dose level, and under conditions of transient ischemia to improve gene transfection, is safe (based on measurement of serum troponin levels, an indicator of damage to heart muscle).

On February 3, 2017, the FDA granted the Phase 3 AFFIRM clinical study Fast Track designation. By granting Fast Track designation to the Generx Phase 3 clinical development program, FDA acknowledges that there remains unmet medical need for patients with refractory angina. The limited available therapies for patients with refractory angina primarily address the symptoms of refractory angina by reducing myocardial oxygen demand or transiently increasing blood flow to the ischemic myocardium and require prolonged use or numerous rounds of therapy. Furthermore, available therapies have modest and heterogenous response rates. Generx is unique in its angiogenic biological mechanism of action and disease-modifying potential.

In July 2020, we submitted a protocol amendment to FDA, refining some of the patient inclusion criteria and clarifying ETT stopping criteria for enrolled patients. In addition, an adaptive trial design was incorporated to allow for interim analysis and re-estimation of sample size required to achieve the primary efficacy endpoint of statistically significant improvement in ETT with Generx compared to Placebo at 6 months. Based on further statistical analysis of historical ETT data, the target sample size was reduced from 320 patients, without an interim analysis, to 160 patients with an interim analysis after 80 patients have been enrolled. The adaptive design allows for an increase in sample size up to 226 total patients if needed to reach statistical significance.

On a global basis, over 650 patients have been enrolled in four FDA-cleared clinical studies of Generx at over 100 medical centers in the U.S., Western Europe, and Asia, 455 of whom received a one-time intracoronary administration of Generx. Based on these studies, and other pre-clinical and further international clinical evaluations, our Generx product candidate appears to be safe and well-tolerated and has generated preliminary efficacy findings in men and women, based on multiple efficacy measures within patient subset groups. Long-term safety follow-up has generated over 2,500 patient years of safety data. With the successful completion of the planned AFFIRM Phase 3 clinical study, the Generx clinical research will have evaluated over 800 patients in clinical study protocols. Based on our FDA Fast-Track designation, and our established manufacturing processes, we believe that we would be in a position to initiate the submission to the FDA of a rolling Biologics License Application (“BLA”).

FDA Registration Pathway

For registration purposes, the FDA has classified our Generx product candidate to be an “anti-anginal” medication as a treatment for patients who have been diagnosed with stable exertional angina due to coronary artery disease and who are no longer responsive to current pharmaceutical therapy and mechanical interventional therapy. FDA approval of anti-anginal drugs and biologicals requires statistically significant efficacy improvements in exercise capacity as measured by ETT compared to a placebo control group. Developing a new and innovative anti-anginal is a challenging process and FDA approvals have been few and far between. In the past-50 years only one anti-anginal with a new mechanism of action has been approved and registered for marketing and sale in the U.S.

In 2006, following a 21-year clinical and commercial development process, the FDA approved Ranexa (ranolazine), a small molecule drug in tablet form that is taken twice daily with a new mechanism of action described as metabolic modulation, to reduce the heart’s oxygen demand. Based on the Ranexa package insert, the CARISA clinical study showed that Ranexa was safe and well tolerated by refractory angina patients and that patients treated with Ranexa showed an improvement in the primary efficacy endpoint ETT of +24 seconds (+28%) compared to the placebo control over the 12- week study period. Based on our retrospective subset analysis of data from the Generx AGENT-3 clinical study, and the FDA-cleared Ad5FGF-4 Phase 3 AFFIRM clinical study design, the Generx product candidate offers the potential to meet or exceed the ETT efficacy data reported in the Ranexa CARISA clinical study. As a result, we plan to submit a BLA following successful completion of the Phase 3 AFFIRM study.

Generx Competitive Advantage

We believe that the most significant factors in the field of new drugs and biologics are safety and efficacy as well as relative cost, and ease of administration as compared to other products, product candidates or approaches that may be useful for treating a particular disease condition. We believe that our Generx product candidate competes favorably against the current standard of care in each of these areas:

●	Safety. The FDA-cleared Phase 3 AFFIRM study is preceded in the U.S. by four completed and one early discontinued study. On a global basis, over 650 patients have been enrolled in FDA-approved studies, 455 of whom received a one-time intracoronary administration of Generx, which has consistently been found to be safe and well-tolerated (based on over 2,500 patient years of safety data). Efficient uptake in the heart following intracoronary administration of Generx has been demonstrated in preclinical studies (~98% first pass extraction) and clinical studies (~90% first pass extraction). Administration of Ad5FGF-4 after stent implantation in a preclinical model of atherosclerosis and hypercholesterolemia found no evidence of increased neointima formation (restenosis) with both bare metal and drug-eluting stents. Fever is an expected side effect of adenoviral gene therapy and has been observed in ~8% of patients receiving Ad5FGF-4, occurring within the first few days after study product administration and resolving with no treatment or with antipyretic medication. No other adverse events have been associated with intracoronary administration Ad5FGF-4.

●	Effectiveness. A central finding from the Generx AGENT clinical development program is that cardiac ischemia drives Generx transfection into heart cells, and that regional cardiac ischemia is an essential precursor to support the growth of collateral blood vessels for treatment response to Generx angiogenic gene therapy. Our delivery strategy is to distribute Ad5FGF-4 throughout the microvascular circulation of the heart under conditions of transient ischemia to enhance uptake, with the angiogenic response being selective to ischemic zones. An angiogenic response to Generx has been demonstrated in preclinical studies, in which increased regional myocardial blood flow was identified by contrast echocardiography and correlated with increased vessel number, determined histologically. In clinical studies SPECT imaging has demonstrated cardiac perfusion improvements approximately up to 75% of the perfusion levels achieved from classic mechanical revascularization. The clinical response is observed in patients within four to eight weeks following administration, and it is anticipated that once formed, new vessels will persist as long as there is blood flow through the vessel.

●	Cost-Effective Manufacture. We have established and validated the Generx cGMP (defined below) manufacturing process, which is not expected to require significant additional capital investment or major process modifications for commercial manufacture. Product stability enables manufacture in large, cost-effective batch sizes. Based on our established manufacturing process, we are in a position to competitively price our Generx product candidate in alignment with cardiac stents.

●	Fits within Current Medical Practice. Generx therapy is designed to easily fit within the current practice of medicine, as a ready-to-use, one-time treatment, administered by interventional cardiologists during an approximately one-hour, out-patient, angiogram-like procedure. There are approximately 1.0 million angiogram procedures performed in the U.S. each year. Through our extensive clinical efforts, we have established appropriate dose levels, enhanced delivery techniques and simplified product administration. With regulatory approval, Generx could be the first FDA-approved gene therapy for an otherwise healthy population that would be universally affordable within healthcare medical reimbursement programs and for private pay environments.

Additional Indications

Following our planned initial registration for refractory angina there are other potential ischemia-related cardiovascular and cerebral therapeutic opportunities that we may consider advancing forward with based on our angiogenic technology platform using varying dose levels and differing routes of administration.

Potential Pipeline of Generx (Ad5FGF-4) Medical Indications

Cardiac Syndrome X. A meta-analysis study [Vermeltfoort et al., Clinical Research in Cardiology. 2010; 99:475-81] reported that approximately 20% of patients who have a coronary angiography due to ongoing angina do not have obvious large vessel disease, a condition generally referred to as Cardiac Syndrome X (“CSX”). Patients with CSX are presumed to have coronary disease that is diffuse and/or affects smaller vessels within the heart. CSX is therefore sometimes referred to as “microvascular angina”. CSX cannot be addressed using traditional surgical approaches such CABG or PCI. We believe patients with CSX may potentially benefit from Generx microvascular angiogenic gene therapy, and plan to conduct a U.S.-based safety and efficacy study under the current FDA-approved IND. There are approximately 200,000 patients in the U.S. with CSX, 65% of whom are women.

Congestive Heart Failure. Congestive Heart Failure is a clinical syndrome that occurs when the heart is unable to pump sufficiently to maintain blood flow to meet the body’s needs. Common causes of heart failure include coronary artery disease, heart attack, high blood pressure, atrial fibrillation, valvular heart disease, excess alcohol use, infection, and cardiomyopathy of an unknown cause. In prior clinical studies of Generx in patients with myocardial ischemia and refractory angina, approximately 50% of enrolled patients were also diagnosed with mild congestive heart failure. The rationale supporting the application of angiogenic therapy for heart failure is based on the fact that mild and/or intermittent ischemia in the sub-endocardium (inner wall) can and often does occur in congestive heart failure with almost all primary causes. In a preclinical model of heart failure due to chronic sub-endocardial ischemia, a single administration of Generx resulted in significant improvement in cardiac function [McKirnan et al., Cardiac Vascular Regeneration. 2000; 1:11-21]. These preclinical findings support the potential use of Generx [Ad5FGF-4] angiogenic gene therapy as a non-surgical treatment option for heart failure. We are evaluating a Phase 2 clinical study of Generx angiogenic therapy for the treatment of patients with certain forms of congestive heart failure due to ischemic cardiomyopathy.

Moyamoya Disease & Cerebral Ischemia. Moyamoya disease (“MMD”) is a chronic occlusive, cerebrovascular disease that is characterized by progressive stenosis at the terminal portion of the internal carotid artery and an abnormal network of collateral vessels at the base of the brain. Pursuant to the Orphan Drug Act of 1983, MMD is an orphan indication, with <1 case per 100,000 in the U.S. The prevalence of MMD is much higher in East Asian countries than in Western countries. The highest prevalence of MMD is found in Japan at 3.16 per 100,000. Currently, there is no known medical treatment capable of reversing or stabilizing progression of MMD. Surgical revascularization such as extracranial-intracranial bypass is the preferred procedure for MMD patients with the main goal of preventing further ischemic injury by increasing collateral blood flow to hypo-perfused areas of the cortex. Collateral vessels are seen to sprout from bypassed vessels, thus providing increased blood flow to ischemic regions of the brain. We believe that Generx may potentially offer a new and simpler medical revascularization approach to the treatment of MMD, with a view toward further clinical development of angiogenic gene therapeutics for patients with a broader range of cerebral ischemic conditions, including vascular dementia. Preclinical studies have demonstrated that adenovectors can transfect cells in the brain, and we are investigating potential routes of administration to MMD patients that include, (1) adjunctive application of Ad5FGF-4 during burr hole surgery to augment collateralization, and (2) infusion into the carotid artery, to target ischemic regions and stimulate collateral vessel formation.

Angiogenic Research Initiative for COVID-19.

Early research has provided evidence of respiratory, neurological, and cardiac abnormalities in patients who have had severe COVID-19 immunological response requiring acute care (including protracted hospitalization and the need for mechanical ventilation). For patients who have survived and seek to return to normal life, several continuing residual adverse medical conditions appear to persist.

While the scientific literature remains uncertain, it has been suggested that mechanisms by which COVID-19 could lead to cardiovascular morbidity include direct myocardial injury as a result of inflammatory cascade or cytokine release, acute coronary syndrome from acute inflammation-triggered destabilization of atheroma, microvascular damage due to disseminated intravascular coagulation and thrombosis, direct entry of SARS-CoV-2 into myocardial cells via ACE2 receptors, and hypoxemia combined with metabolic demands of acute illness leading to myocardial injury akin to a myocardial infarction.

Based on these preliminary insights, Gene Biotherapeutics’ research is focused on the design of an observational clinical study to evaluate if COVID-19 may exacerbate microvascular damage and perfusion impairment in patients with pre-existing coronary artery disease and cardiac reversible perfusion defects (“RPD”) prior to COVID-19 infection. We are proposing to assess the damage using SPECT (Single-Photon Emission Computed Tomography) imaging to evaluate changes in RPD as a result of COVID-19 infection. Demonstration of worsening perfusion due to COVID-19 would be supportive of the potential to evaluate the therapeutic benefit of the Generx [Ad5FGF-4] product candidate angiogenic gene therapy in this patient population.

Commercialization Business Strategy

We are committed to applying our first-mover scientific and clinical development leadership position in the field of angiogenic gene therapy for the treatment of patients with a variety of cardiovascular conditions which are related by insufficient cardiac perfusion and other potential ischemia-related cerebral therapeutic opportunities as well as advanced tissue engineering applications. The core elements of our commercial strategy include:

●	Advance our FDA-cleared Generx [Ad5FGF-4] AFFIRM Phase 3 clinical study and commercial development for the treatment of patients with refractory angina due to advanced coronary artery disease and secure FDA registration to market and sell Generx in the U.S.;

●	Following U.S. registration for refractory angina, initiate the registration process to market and sell Generx in China, the Russian Federation, and the CIS with our current strategic partners, and consider registration in other prioritized regional markets;

●	Following FDA approval, we would also plan to (1) enter a strategic agreement(s) to market and sell Generx in other countries worldwide, or (2) undertake a terminal value transaction covering the sale of Generx to an established strategic player which has established worldwide marketing, sales, and distribution capabilities;

●	Expand the initial labeling of Generx by initiating a Phase 2 clinical study to support the use of Generx for patients with CSX, which is characterized by symptomatic angina in the absence of large coronary artery obstruction, and for certain forms of congestive heart failure, including ischemic cardiomyopathy;

●	Advance our pre-clinical research which is focused on applying our Ad5FGF-4 technology platform as a potential treatment for patients with MMD, an orphan medical condition characterized by restricted blood flow, and collateral blood vessel dysfunction in certain regions of the brain, with a view toward further clinical development of angiogenic gene therapeutics for patients with a broader range of cerebral ischemic conditions, including vascular dementia;

●	Establish a Generx patient registry and conduct additional clinical studies to evaluate the safety and clinical efficacy of repeat dosing of Generx in patients as their coronary artery disease advances causing additional perfusion defects; and

●	Initiate additional studies to assess the potential long-term prognostic benefits of refractory angina patients receiving angiogenic therapy through medical revascularization.

Government Regulation

Gene therapy biologics are subject to extensive regulation in the United States under the federal Food, Drug, and Cosmetic Act. In addition, biologics are also regulated under the Public Health Service Act. Both statutes and their corresponding regulations govern, among other things, the testing, manufacturing, distribution, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing of biologics and drugs. Obtaining FDA approval has historically been a costly and time-consuming process. Different regulatory regimes are applicable in other major markets.

Any product candidate we develop will require regulatory approvals on a country-by-country basis before human trials and additional regulatory approvals before marketing. Currently, each human study protocol is reviewed by the FDA and, in some instances, the National Institutes of Health (“NIH”), on a case-by-case basis. For biologics, we must sponsor and file an Investigational New Drug (“IND”) application with the FDA and be responsible for initiating and overseeing human clinical trials to demonstrate the safety and efficacy and, for a biologic product, the potency, which are necessary to obtain FDA approval of any such products. For any new drug applications, we will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and we will be required to ensure that the clinical trials are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the IND application. The FDA receives reports on the progress of each phase of testing, and it may require the modification, suspension, or termination of trials if an unwarranted risk is present to patients. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. The IND application process can thus result in substantial delay and expense.

Our Generx product candidate is a gene therapy product, which is a relatively new category of therapeutics. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. However, there is generally less information available for us to estimate the length of any trial period, the number of patients the FDA will require to be enrolled in the trials to establish the safety, efficacy, and potency of human gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval. Ethical, social, and legal concerns about gene therapy could result in additional regulations restricting or prohibiting the processes we or our suppliers may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any such products.

After the completion of trials of a new drug or biologic product, we will have to secure FDA marketing approval. The New Drug Application (“NDA”) or BLA must include results of product development, laboratory, animal and human studies, and manufacturing information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all. In the past, NDAs and BLAs submitted to the FDA have taken, on average, one to two years to receive approval after submission of all test data. If questions arise during the FDA review process, the approval process can take more than two years.

Notwithstanding the submission of all relevant data, the FDA may ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and may require additional studies. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with Current Good Manufacturing Practices (“cGMPs”), reporting of adverse effects, advertising, promotion, and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

In addition to FDA approval for the commercialization of our product candidates, our business is subject to state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act. These and other laws govern our use, handling and disposal of various biological, chemical, and radioactive substances used in, and wastes generated by, our operations.

To the extent that we conduct operations outside the United States, any such operations would be similarly regulated by various agencies and entities in the countries in which we operate. The regulations of these countries may conflict with those in the United States and may vary from country to country. In markets outside the United States, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned or unavailable for certain products. These regulations may limit our ability to enter certain markets outside the United States.

Competition

The pharmaceutical industry is intensely competitive. Our product candidates will compete with existing drugs, therapies, biotherapies, stem cell therapies, medical devices, or procedures and with others under development. There are many pharmaceutical, biotechnology and medical device companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of cardiovascular and related diseases.

Our Generx product candidate is a first in class, single-dose, disease altering therapeutic specifically targeted for the cardiac micro-vasculature, that is designed to stimulate and augment the formation of new biologic structures in the heart to increase the level of micro-vascularity and enhance cardiac perfusion, and improve cardiac performance, as measured by exercise tolerance and the occurrence and severity of myocardial ischemia-driven angina. Current pharmacologic therapies for patients with refractory angina are limited to anti-anginal medications to relieve angina chest pain, which are dosed daily or episodically and carry physiologic side effects, and surgical and percutaneous interventions, such as stents or by-pass surgery, to address large vessel coronary artery disease.

We are aware of products currently under development by competitors targeting the same or similar cardiovascular and vascular diseases as our Generx product candidate. These include small molecule drugs and biological treatments using forms of genes and stem cells.

●	Ranexa® (ranolazine; Gilead Sciences, Inc.) is a small molecule drug first approved by the FDA in 2006 for the treatment of chronic angina in patients who have not responded to other anti-anginal drugs (long-acting nitrates, calcium channel blockers and beta blockers). In 2008, the FDA approved Ranexa for first line anti-anginal use. Ranexa is taken twice daily, and FDA approval was based on clinical trial findings that both angina attacks per week and nitroglycerin tablet usage per week were reduced by 33% (from 3 to 2 for both). These studies also report that the response in women only was only about 30% of that seen in men. The mechanism of action of Ranexa’s antianginal effects has not been determined. Ranexa is prescribed to be taken twice daily, generally as a 1000 mg oral tablet. Ranolazine is now available in generic form.

●	The Neovasc Reducer™ (“Reducer”) is a stainless steel, hourglass-shaped medical device that is implanted into the coronary sinus using a procedure similar to that used for stent implantation. It is designed to create a focal narrowing in the coronary sinus, resulting in increased back pressure and redistribution of blood into ischemic myocardium. In 2015, results from a Phase 2 study (the “COSIRA” study; N=104) were published, reporting that significantly more patients in the treatment group, as compared to control, had an improvement in CCS class and quality of life at 6 months, but no significant improvement in exercise time. In December 2018, Neovasc announced publication of 12-year follow-up data from 7 patients demonstrating sustained improvement of angina class compared with baseline status. The Reducer is currently available only in the European Union, receiving CE mark designation in 2011. In October 2018, Neovasc announced that the Reducer™ was granted Breakthrough Device designation by the U.S. FDA, and in December 2019, Neovasc announced submission to FDA of a Premarket Approval application (PMA) for the treatment of refractory angina. On October 27, 2020, an 18 member FDA Advisory Committee reviewed the PMA submission, voting 17 to 1 “against” on the issue of a reasonable assurance of effectiveness, voting 14 to 4 “in favor” that the Reducer is safe when used as intended, and voting 13 to 3 “against” (2 abstained) on whether the relative benefits outweighed the relative risks.

●	Caladrius Biosciences is developing an autologous CD34+ stem cell product candidate for refractory angina (“CLBS14”). Caladrius acquired an exclusive worldwide license to data and regulatory filings for the late stage CD34+ cell therapy program from Shire plc in March 2018. CD34+ therapy is thought to work by increasing microvascular blood flow in the heart muscle via the development and formation of new blood vessels. Cells are collected from patients after drug-induced mobilization, followed by isolation, concentration, and formulation prior to intramyocardial injection guided by mapping catheter (NOGA). CLBS14 has been studied in Phase 1, Phase 2 and Phase 3 randomized, double-blind placebo-controlled clinical trials that reveal significant improvements in exercise capacity and angina frequency. According to public records, initiation of a Phase 3 confirmatory trial is postponed pending access to sufficient capital to complete the study uninterrupted.

In May 2020, Caladrius announced positive results from a 20-patient Phase 2 proof of concept study with CD34+ cell therapy (CLBS16) in patients with CSX. Data showed statistically significant improvement in coronary flow reserve correlating with symptom relief after a single intracoronary injection of CLBS16.

●	XyloCor Therapeutics is developing an adenovirus-based gene therapy encoding a hybrid gene for human vascular endothelial growth factor (“XC001”) for patients with refractory angina. XC001 is designed to relieve angina by promoting angiogenesis. In July 2020, XyloCor announced dosing of the first patients in the initial Phase 1/2 dose-escalation clinical study. XC001 is administered by transthoracic epicardial injection.

●	BioCardia Inc. is developing the CardiAmp™ Cell Therapy System, which provides an autologous bone marrow-derived stem cell therapy for the treatment of chronic myocardial ischemia. In July 2020, BioCardia announced activation of a Phase 3 clinical trial studying percutaneously injected cells for the treatment of refractory angina and chronic myocardial ischemia.

●	Juventas Therapeutics is developing a non-viral, plasmid gene therapy product candidate (JVS-100) that expresses stromal cell-derived factor-1 (“SDF-1”) for the treatment of advanced ischemic heart failure. SDF-1 has been shown to create a homing signal that recruits the body’s own stem cells to the site of injury to induce tissue repair and regeneration. In May 2015, Juventas announced Phase 2 clinical study data showing that chronic heart failure patients receiving a single endomyocardial injection of JVS-100 demonstrated improvements at 12 months after treatment as measured by median change in left ventricle ejection fraction (3.5% over placebo) and left ventricular end-systolic volume (8.5 ml over placebo). In June 2015, Juventas announced that FDA had granted fast track status for JVS-100 and approved a Phase 2b study protocol to evaluate JVS-100 in patients with advanced ischemic heart failure and a prior history of heart attack.

Manufacturing Strategy

We will rely on contract manufacturing for the Generx product candidate. Based on the FDA clearance of the Generx Phase 3 clinical study protocol, all significant cGMP manufacturing factors have been resolved for our Generx product candidate in preparation for a commercial launch. The cGMP Generx manufacturing processes have been validated and are scalable.

We have been actively advancing our Generx product candidate’s engineering and process technology in preparation for commercialization. The adenovector Ad5FGF-4 is propagated in suspension cultures of fully characterized HEK 293 cells using serum-free/animal product-free growth medium, and aseptically purified using a combination of chromatography and filtration methods. The final product is vialed at a defined viral particle VP concentration and stored at -70°C. Clinical doses are expressed in total number of viral particles. We have established validated test methods and product specifications to ensure that each batch of Generx meets rigorous quality control standards. These quality control test methods include a cell-based vessel formation bioactivity assay that measures and confirms the pro-angiogenic potency of each newly manufactured batch of Generx.

Generx’s long-term product stability (at the current storage temperature of -70°C) makes it possible to manufacture Generx in large, cost effective batch sizes. Based on the current Generx validated cGMP manufacturing processes, we believe that the manufacture of Generx can be scaled to large batch quantities (up to approximately 2.0 million doses annually) without the need for significant additional capital investment or major process technology engineering. This flexibility will allow the manufacture of Generx at a highly economical direct cost, which could yield gross margins that would be approximately equivalent to a classic small molecule drug model. This would represent a significant commercial advantage in the market and could be orders of magnitude lower than the expected high cost associated with the manufacture of complex donor-based autologous cell therapies, that are currently under development by other biotechnology companies for cardiovascular applications.

In March 2021, the Company entered into an agreement with FUJIFILM Diosynth Biotechnologies (“FDB”) to manufacture the Generx [Ad5FGF-4] angiogenic gene therapy product candidate for Phase 3 clinical evaluation for the treatment of refractory angina due to late-stage coronary artery disease. Manufacturing operations will be conducted at FDB’s facilities in College Station, Texas where FDB will perform technology transfer and process development activities for Phase 3 clinical and commercial-scale GMP manufacturing of Generx.

Marketing and Sales

Our product candidates, such as Generx, must undergo clinical trials before any marketing and sales can begin. If we should obtain marketing approvals, we do not currently have the financial resources and internal capabilities to market and sell Generx. In conjunction with regulatory approval, we may develop a direct and highly focused internal marketing and sales force for the Generx product candidates, or establish strategic partnerships and alliances with pharmaceutical, biotechnology, medical device and cardiac diagnostic companies for the marketing and sale of Generx in the United States. Outside the U.S., we expect to rely on strategic partnerships and distributors for marketing and sales of Generx product candidates. However, our marketing and sales strategies may vary by product, medical indication and the size of the addressable market.

Commercialization Relationships

Huapont Life Sciences Co. Ltd (“Huapont”). Huapont is a China-based company focused on the research and development of new and innovative healthcare products, and the manufacture, marketing and sale of leading pharmaceutical products, active pharmaceutical ingredients, and a portfolio of safe and effective agricultural herbicides serving the agricultural business throughout the U.S. and South American markets. Huapont’s pharmaceutical business includes dermatology products, cardiovascular products, anti-tuberculosis agents, autoimmune-related products, and oncology-related products. Huapont’s API business involves the production and sale of bulk pharmaceutical chemicals, pharmaceutical intermediates, and preparations of Western medicines, with current annual revenues of approximately U.S. $1.5 billion, and approximately 12,000 employees operating throughout Mainland China. Huapont is listed on the Shenzhen Stock Exchange (002004.SZ) and carries a current market capitalization of approximately U.S. $1.7 billion.

In July 2016, Pineworld Capital Limited, an investment fund affiliated with Huapont acquired a 15% preferred stock equity interest in our Angionetics, Inc. subsidiary (the entity that holds the Generx product) in exchange for a $3.0 million investment. Concurrently with that investment, Angionetics entered into a Distribution and License Agreement, granting Huapont an exclusive license to clinically develop, manufacture, market and sell the Generx angiogenic gene therapy product candidate in mainland China. The distribution and license rights commence only after we obtain U.S. FDA approval for marketing and sale of Generx in the United States. Once the license is effective, Huapont has agreed, at its expense, to use commercially reasonable efforts to conduct clinical trials, make regulatory filings and take such other actions as may be necessary to commercialize Generx in mainland China. The Distribution and License Agreement calls for Huapont to make quarterly royalty payments at a rate of 10% of net sales of Generx products in mainland China, reducing to a 5% royalty based on the volume of annual sales. The royalty payments commence on the first commercial sale and expire on the earlier of the termination of any patent or regulatory exclusivity in China or fifteen years after the first commercial sale. The term of the agreement continues (unless terminated for breach) until Huapont has no remaining payment obligations to Angionetics. Upon expiration (but not an earlier termination) Huapont shall have a perpetual, non-exclusive, fully paid-up, and royalty-free license to Generx in mainland China.

Olaregen Therapeutix Inc. In July 2018, we sold our Excellagen product to Olaregen for aggregate consideration of up to $4,000,000. At closing, we received a cash payment of $650,000, and we will be entitled to receive royalty payments of 10% of worldwide net sales of Excellagen totaling up to $3,350,000.

Shanxi Taxus Pharmaceuticals Co., Ltd. on April 10, 2020, after the period covered by this report, our Angionetics, Inc. subsidiary entered into the Shanxi License Agreement, granting Shanxi certain license rights with respect to our Generx product candidate. The distribution and license rights commence only after we obtain U.S. FDA approval for marketing and sale of Generx in the United States. The license rights include (a) a non-exclusive right to manufacture Generx products in China, and (b) an exclusive right to market and sell Generx products in Singapore, Macau, Hong Kong, Taiwan, any other municipality other than mainland China where Chinese (Mandarin or Cantonese) is the common language, the Russian Federation, and the CIS (i.e., Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, and Uzbekistan). The Shanxi License Agreement provides for a royalty ranging from 5% up to 10% based on the level of annual net sales of the Generx product sold by Shanxi in the licensed territory.

On April 10, 2020, our Activation Therapeutics, Inc. subsidiary entered into a License and Patent Assignment Agreement with Shanxi (the “Shanxi Assignment Agreement”) pursuant to which we transferred of all of our residual rights and assets related to our Excellagen product to Shanxi. Under the terms of the Shanxi Assignment Agreement, we transferred all our license rights to manufacture, use, market and sell Excellagen to Shanxi in Greater China, the Russian Federation, and the CIS. We also assigned to Shanxi a Chinese patent that we received on Excellagen. In connection with the license, Shanxi agreed to apply previously funded $600,000 subscription payment to the license fee, and Shanxi released any future rights or claims against us. As a result, we have divested all its interest in Excellagen, other than the right to receive 10% royalty on worldwide net sales of Excellagen totaling up to $3,350,000, excluding China, Russia, and countries in the CIS.

Nostrum Pharmaceuticals, LLC. In May 2020, after the period covered by this report, we entered into a Preferred Stock Purchase Agreement with Nostrum selling 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1,700,000. The shares of Series B Convertible Preferred Stock are convertible into an aggregate of 150,442,478 shares of Common Stock. In addition, Nostrum entered into an agreement with the holder of our outstanding Series A Convertible Preferred Stock, under which Nostrum purchased 220 shares of our Series A Convertible Preferred Stock, convertible into an aggregate of 19,469,026 shares of Common Stock and agreed to purchase up to 570 additional Series A Convertible Preferred Stock. Since May 2020, such holder has converted 397 shares of Series A Convertible Preferred Stock into 35,132,755 shares of our Common stock, that has increased our outstanding Common Stock to 49,622,154 shares as of March 31, 2021. As a result of these transactions, Nostrum currently controls approximately 75.2% of the voting interests of our Company. Nostrum is a privately held pharmaceutical company engaged in the formulation and commercialization of specialty pharmaceutical products and controlled release, orally administered, branded and generic drug products. We believe that Nostrum’s assets and experience in the formulation and commercialization of pharmaceutical products will facilitate the administration and completion of the AFFIRM Phase 3 clinical trial on a cost-effective basis. However, we do not have any formal commercialization agreements in place with Nostrum currently.

Intellectual Property and Licensing-

We generally seek to protect our intellectual property through a combination of patents and trade secrets. We originally licensed certain assets and technology from Schering AG Group (now part of Bayer AG) relating to (a) methods of gene therapy for the treatment of cardiovascular disease (including methods for the delivery of genes to the heart or vasculature and the use of angiogenic and/or non-angiogenic genes for the potential treatment of diseases of the heart or vasculature); (b) therapeutic genes that include fibroblast growth factors (including FGF-4); insulin-like growth factors (including IGF-I); and potentially other related biologics; and (c) other technology and know-how, including manufacturing and formulation technology, as well as data relating to the clinical development of Generx and corresponding FDA regulatory matters. Under this agreement, we may be required to pay Schering AG a $10 million milestone payment upon the first commercial sale of each product. We also may be obligated to pay royalties equal to: (i) 5% on net sales following a first commercial sale of an FGF-4 based product such as Generx in the United States, Europe, or Japan, or (ii) 4% on net sales of other products developed based on technology transferred by Schering AG following a first commercial sale in the United States, Europe, or Japan, and (iii) a royalty of 2.5% (for FGF-4 based technology) or 2% (for other products) in territories where the product would not infringe the patent rights which were licensed by Schering AG.

In connection with the Schering portfolio, we acquired the rights to certain patents owned by the University of California related to the use of the catheter as part of the Generx treatment and New York University which held a patent on the FGF-4 gene. However, the underlying patents have subsequently expired. Accordingly, we do not own or have rights to any specific patent projection with respect to the Generx product candidate. Our principal intellectual property rights with respect to Generx are trade secrets that we have developed over the past decade.

In June 2016 we entered into a Distribution and License Agreement with an affiliate of Huapont whereby we granted the Huapont affiliate an exclusive license to clinically develop, manufacture, market and sell the Generx angiogenic gene therapy product candidate in mainland China. In April 2020 we entered into a similar agreement with Shanxi to manufacture Generx in mainland China and to sell Generx in Greater China, the Russian Federation, and the CIS. The licenses are effective only upon FDA approval of Generx in the U.S. For additional terms of the licenses, see “Business—Commercialization Relationships.”

In July 2018, we sold our Excellagen product to Olaregen for cash proceeds of $650,000, which has been recognized in the statement of operations as a gain on sale of assets and intellectual property. Under the terms of that arrangement, we transferred all assets and rights to the product retaining the rights to China, the Russian Federation, and the CIS. We are also entitled to royalty payments of 10% of all Olaregen’s worldwide sales of Excellagen, if any, up to an aggregate of $3,350,000. In April 2020, after the period covered by this report, we transferred our residual rights in Excellagen, covering China, the Russian Federation, and the CIS to Shanxi. We no longer have any ownership interest or rights in Excellagen, other than the royalty arrangement with Olaregen.

In the future, we or any future licensors may file and prosecute patent applications related to various technologies under license or development. There are several uncertainties affecting our ability to enforce any of our intellectual property rights as described under “RISK FACTORS - Risks Related to Our Intellectual Property”. There can be no assurance that any intellectual property assets, or other approaches to marketing exclusivity or priority, would be sufficient to protect our commercialization opportunities, nor that our planned commercialization activities will not infringe any intellectual property rights held or developed by third parties.

Employees

As of December 31, 2019, we had four full-time employees. Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes.

Available Information

Our website address is www.genebiotherapeutics.com. We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the risks described below, as well as the other information in this report and in other reports and documents we file with the SEC when evaluating our business and future prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, not presently known to us, or that we currently perceive as immaterial or remote, may also occur. If any of the following risks or any additional risks and uncertainties actually occur, our business could be materially harmed, and our financial condition, results of operations and future growth prospects could be materially and adversely affected. In that event, the market price of our Common Stock could decline, and you could lose all or a portion of the value of your investment in our stock. You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion.

Risks Related to the Development of Product Candidates

The regulatory approval processes of the FDA are inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, we may never generate revenue or achieve profitability.

To generate revenues, we must successfully complete clinical trials of our product candidates and obtain marketing approval from the FDA. We may never succeed in securing FDA approval for Generx or any new product candidate, and, even if we do, we may never generate sufficient revenue to achieve profitability. Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	The FDA may disagree with the design or implementation of our clinical trials;

●	We may be unable to demonstrate sufficiently to the FDA that our product candidate is safe and effective for its proposed indication;

●	The results of our clinical trials may not meet the level of statistical significance required by the FDA for approval;

●	The approval policies or regulations of the FDA may change significantly, in a manner rendering our clinical data insufficient for approval.

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. It is not uncommon for companies in the biopharmaceutical industry to suffer significant setbacks in advanced clinical trials due to nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events.

We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate or may restrict its distribution. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Clinical trials are expensive, time-consuming, and difficult to design and implement, and involve an uncertain outcome.

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete pre-clinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Although we are planning for certain clinical trials relating to Generx and our other product candidates, there can be no assurance that the FDA will accept our proposed trial designs.

We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA disagreeing as to the design or implementation of our clinical studies;

●	reaching mutually acceptable agreements with prospective contract research organizations (“CROs”);

●	securing a sufficient number of clinical trial sites on acceptable terms;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	obtaining institutional review board (“IRB”), approval at each site, or independent ethics committee, approval at any sites outside the United States;

●	securing sufficient quantities of our product candidate from third party contract manufacturers to support the trial;

●	any changes to our manufacturing process that may be necessary or desired;

●	addressing patient safety concerns that arise during the course of a trial;

●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements;

●	the occurrence of serious adverse events in trials of the same class of agents conducted by other companies or institutions;

●	changes to clinical trial protocols;

●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data; or

●	lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences would harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

If the third parties that we rely on for pre-clinical and clinical trial support do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We have relied upon and plan to continue to rely upon third-party medical institutions, clinical investigators, contract laboratories and other third party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with Good Clinical Practices (“GCPs”), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the member states of the European Economic Area (EEA), and comparable foreign regulatory authorities for all our products in clinical development.

Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency (“EMA”) or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, non-clinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data, they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Patient enrollment is affected by many factors including:

●	the size and nature of the patient population;

●	the proximity of patients to clinical sites;

●	the eligibility criteria for the clinical trial;

●	the design of the clinical trial;

●	the size of the patient population required for analysis of the trial’s primary endpoints;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	our ability to obtain and maintain patient consents;

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion, and

●	competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

Many pharmaceutical companies are conducting clinical trials in patients with the disease indications that our potential drug products target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. The delay or inability to meet planned patient enrollment may result in increased costs and delay or termination of our trials, which could have a harmful effect on our ability to develop products.

We may be unable to maintain sufficient clinical trial liability insurance to fully insure against liabilities arising out of clinical trial activities.

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

Our inability to retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for product candidates we develop. We may be unable to obtain appropriate levels of such insurance. Even if we do secure clinical trial liability insurance for our programs, we may not be able to achieve sufficient levels of such insurance. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is more than the limits of our insurance coverage. We expect we will supplement our clinical trial coverage with product liability coverage in connection with the commercial launch of Generx or other product candidates we develop in the future; however, we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We currently have only one significant product candidate—our Generx product candidate—and our business is substantially dependent on its success.

We do not currently have any viable product candidates other than Generx. Accordingly, our success is substantially dependent on our ability to successfully secure marketing approval and to commercialize Generx. If we fail to secure marketing approval for Generx, we could be forced to try to secure an alternative product candidate. Our internal research and development capabilities are limited and will initially be focused on the Phase 3 Generx clinical trial. We may evaluate, acquire, license, develop and/or market additional product candidates and technologies. We do not currently have substantial resources to procure additional technologies. The success of this strategy depends partly upon our ability to identify, select, and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating, and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all. If we are unable to receive marketing approval and successfully commercialize Generx we may not be able to secure rights to another viable product candidate and may be forced to cease operations.

Interim “top-line” and preliminary data from our clinical trials may change as more patient data become available and are subject to verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, the top-line, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

Regulatory agencies may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

We have obtained Fast Track Designation for Generx, but that designation may not lead to a faster development, regulatory review, or approval.

If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. We have obtained Fast Track designation for Generx for investigation into the treatment of refractory angina, providing opportunity for expedited clinical development and regulatory review. Fast Track Designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of any of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more, and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.

We intend to seek FDA approval through the 505(b)(2) regulatory pathways for Generx. Section 505(b)(2) of the Food Drug and Cosmetics Act permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathways for our product candidates as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathways could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we can pursue the 505(b)(2) regulatory pathways for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, we expect that our competitors will file citizens’ petitions with the FDA in an effort to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in other significant negative consequences.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. The clinical evaluation of Generx and our other product candidates in patients is still in the early stages and it is possible that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, we, the FDA, the IRBs at the institutions in which our studies are conducted, or the Data Safety Monitoring Board could suspend or terminate our clinical trials, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications.

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

Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Risks Related to Product Commercialization

Even if we obtain regulatory approvals to commercialize Generx or other product candidates, our product candidates may not be accepted by physicians or the medical community in general.

Our ongoing business depends on the success of our technologies and product candidates. Gene-based therapy, like our Generx product candidate, is a relatively new and rapidly evolving medical approach. Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of biologic-based products and to date only a limited number of cellular and gene therapy products have been approved by the U.S. FDA. Our product candidates, and the technology underlying them, are new and unproven and there is no guarantee that health care providers or patients will be interested in our products even if they are approved for use.

We cannot be certain that Generx or any other product candidate we successfully develop will be accepted by physicians, hospitals, and other health care facilities. The degree of market acceptance of any drugs we develop depends on a number of factors, including:

●	timing of market approval and commercial launch of Generx and our other product candidates;

●	the clinical indication(s) for which Generx and our other product candidates are approved;

●	product label and package insert requirements;

●	physician and patient perception of the safety and efficacy of our products;

●	strength of sales, marketing, and distribution support;

●	product pricing relative to alternative treatments;

●	future changes in health care laws, regulations, and medical policies; and

●	availability of reimbursement codes and coverage in select jurisdictions, and future changes to reimbursement policies of government and third-party payors.

If the market does not accept our products or product candidates, when and if we are able to commercialize them, then we may never become profitable. It is difficult to predict the future growth of our business, if any, and the size of the market for our product candidates because the market and technology are continually evolving. There can be no assurance that our technologies and product candidates will prove superior to technologies and products that may currently be available or may become available in the future or that our technologies or research and development activities will result in any commercially profitable products. If our products do not gain market acceptance, we may not be able to fund future operations either through operating or financing activities.

Even if we obtain marketing approval for Generx or another product candidate, we will still face extensive and ongoing regulatory requirements which could significantly impact our operations.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval.

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or to the conditions of approval, including a requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying label may limit the approved indicated use of the product candidate, which could limit sales of the product candidate. The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Violations of the Federal Food, Drug, and Cosmetic Act, or FDCA, relating to the promotion of prescription drugs may lead to FDA enforcement actions and investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

Later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes or failure to comply with regulatory requirements, could result in:

●	fines, restitution, or disgorgement of profits or revenues;

●	restrictions on the labeling or marketing of products;

●	restrictions on product manufacturing, distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning letters or untitled letters;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products;

●	or withdrawal of products from the market; or

●	injunctions or the imposition of civil or criminal penalties.

Further, the FDA’s policies may change, and additional government regulations may be enacted that could impose extensive and ongoing regulatory requirements and obligations on any product candidate for which we obtain marketing approval. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects, and ability to achieve or sustain profitability.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations, and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing, or pricing, may limit our potential revenue, and we may need to revise our research and development programs. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified.

Further federal and state proposals and health care reforms are likely which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunities. Our proposed products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our proposed products on a profitable basis. Our results of operations could be materially adversely affected by proposed healthcare reforms, by the Medicare prescription drug coverage legislation, by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

We intend to rely on third parties to produce commercial supplies of any approved product candidate, and our commercialization of any future product could be stopped or delayed or made less profitable if third party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug product in sufficient quantities or at acceptable prices.

The manufacture of biotechnology and pharmaceutical products is complex and requires significant expertise, capital investment, process controls and know-how. Common difficulties in biotechnology and pharmaceutical manufacturing may include:

●	sourcing and producing raw materials;

●	transferring technology from chemistry and development activities to production activities;

●	validating initial production designs;

●	scaling manufacturing techniques:

●	improving costs and yields;

●	establishing and maintaining quality controls and stability requirements;

●	eliminating contaminations and operator errors; and

●	maintaining compliance with regulatory requirements.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to produce an adequate supply of compounds to meet future requirements for clinical trials and commercialization of our products or to produce our products in accordance with cGMP prescribed by the FDA. Drug manufacturing facilities are subject to inspection before the FDA will issue an approval to market a new drug product, and all of the manufacturers that we intend to use must adhere to the cGMP regulations prescribed by the FDA.

We expect to rely on third-party manufacturers for clinical supplies of our product candidates that we may develop. These third-party manufacturers will be required to comply with cGMPs, and other applicable laws and regulations. We will have no control over the ability of these third parties to comply with these requirements, or to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve the facilities of these third parties for the manufacture of our other product candidates or any products that we may successfully develop, or if it withdraws any such approval, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all. Any of these factors would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates and adversely affect our business.

Manufacturing biologic products is subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products.

We and/or our third-party manufacturers may be adversely affected by developments outside of our control, and these developments may delay or prevent further manufacturing of our products. Adverse developments may include:

●	labor disputes, resource constraints, shipment delays, or inventory shortages;

●	product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error;

●	reduced production yields, product defects, and other supply disruptions due to deviations, even minor, from normal manufacturing and distribution processes;

●	microbial, viral, or other contaminations in our product candidate or in the manufacturing facilities in which our product candidate is made, which may result in the closure of such manufacturing facilities for an extended period of time to allow for the investigation and remediation of the contamination;

●	lawsuits related to our manufacturing techniques, equipment used during manufacturing, or composition of matter;

●	unstable political environments, acts of terrorism, war, natural disasters, and other natural and man-made disasters.

If we or our third-party manufacturers were to encounter any of the above difficulties, or otherwise fail to comply with contractual obligations, our ability to provide any product for commercial purposes would be jeopardized. This may increase the costs associated with completing our commercial production. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications or pass safety inspections. Inability to meet the demand for our product candidate could damage our reputation and the reputation of our product among physicians, healthcare payors, patients, or the medical community, which could adversely affect our ability to operate our business and our results of operations. If production difficulties cannot be solved with acceptable costs, expenses, and timeframes, we may be forced to abandon our commercialization plans, which could have a material adverse effect on our business, prospects, financial condition, and the value of our securities.

If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing Generx or any other product candidate.

We have limited experience in marketing and selling drug products. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on many physicians and hospitals. If we seek to market and sell our drugs directly, we will need to hire additional personnel skilled in marketing and sales. The establishment of a direct sales force or a contract sales force or a combination direct and contract sales force to market our products will be expensive and time-consuming and could delay any product launch. Further, we can give no assurances that we may be able to maintain a direct and/or contract sales force for any period or that our sales efforts will be sufficient to grow our revenues or that our sales efforts will ever lead to profits.

We may seek to collaborate with a third party to market our products. If we seek to collaborate with a third party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. We cannot be sure that we will be able to acquire, or establish third party relationships to provide, any or all these marketing and sales capabilities.

We operate in a highly competitive industry and the emergence of an alternative product or technology could significantly impact the market opportunity for our products.

Biopharmaceutical product development is highly competitive and subject to rapid and significant technological advancements. We face and will continue to face intense competition from a variety of businesses, including large, fully integrated, well-established pharmaceutical companies who already possess a large share of the market, specialty pharmaceutical and biopharmaceutical companies, academic institutions, government agencies and other private and public research institutions in the United States, the European Union, and other jurisdictions. These companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved drugs than we do. This may make it easier for them to respond more quickly than us to new or changing opportunities, technologies, or market needs.

For our Generx product candidate, we will have to demonstrate that it provides advantages over existing standards of care including stents, enhanced external counter-pulsation, and Ranexa® (ranolazine). In addition, a number of competitors are developing alternative treatments for refractory angina, including product candidates being developed by Neovasc, BioCardia, Caladrius, and others.

Our competitors may develop more effective or more affordable products or achieve earlier patent protection or product commercialization and market penetration than us. As these competitors develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our future products. If we are unable to adapt, products and technologies developed by our competitors may render our products and product candidates uneconomical or obsolete, and we may not be successful in marketing our products and product candidates against competitors. We may never be able to capture and maintain the market share necessary for growth and profitability and there is no guarantee we will be able to compete successfully against current or future competitors.

If we successfully commercialize Generx or another product candidate, we will face the risk of product liability claims, which could adversely affect our business and financial condition.

Our sales and marketing will expose us to product liability risks that are inherent in the testing, manufacturing, and marketing of biotechnology products. Product liability may result from harm to patients using our products, such as a complication that was either not communicated as a potential side effect or was more extreme than communicated. Failure to obtain or maintain sufficient product liability insurance or otherwise protect against product liability claims could prevent or delay the commercialization or marketing of our products or product candidates or expose us to substantial liabilities and diversions of resources, all of which can negatively impact our business. Regardless of the merit or eventual outcome, product liability claims may result in withdrawal of product candidates from clinical trials, costs of litigation, damage to our reputation, substantial monetary awards to plaintiffs and decreased demand for products.

Risks Related to Intellectual Property Rights

Our intellectual property may not be sufficient to protect our products from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.

The patents relating to the fundamental processes for our Generx product candidate have expired. We do not currently have any patent protection related to Generx. For Generx, and other product candidates we may develop, we rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We may be subject to competition despite the existence of intellectual property we license or own. We can give no assurances that our intellectual property claims will be sufficient to prevent third parties from designing around patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may limit the interest of third parties to partner, collaborate or otherwise transact with us, if third parties perceive a higher than acceptable risk to commercialization of our products or future products.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If we fail to adequately protect our product candidates, others could compete against us more directly.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending these patents against third-party challenges.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in foreign jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make compounds that are similar to our product candidates, but that are not covered by the claims of our patents;

●	we might not have been the first to make the inventions covered by our pending patent applications;

●	we might not have been the first to file patent applications for these inventions;

●	our patent applications may not result in issued patents;

●	the claims of our issued patents or patent applications when issued may not cover our products or product candidates;

●	any patents that we obtain may not provide us with any competitive advantages;

●	any granted patents may be held invalid or unenforceable as a result of legal challenges by third parties;

●	the patents of others may have an adverse effect on our business; and

●	there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for treatments that prove successful as a matter of public policy regarding worldwide health concerns.

We cannot be certain that any future patents will issue with claims that cover our product candidates. Our ability to stop third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We also rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information.

Furthermore, any license agreements we enter in the future may require us to notify, and in some cases license back to the licensor, certain additional proprietary information, or intellectual property that we developed using the rights licensed to us under these agreements. Any such licenses back to the licensor could allow our licensors to use that proprietary information or intellectual property in a manner that could harm our business. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its transparency initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may incur substantial costs because of litigation or other proceedings relating to patents and other intellectual property rights.

If we choose to commence a proceeding or litigation to prevent another party from infringing our patents, that party will have the right to ask the examiner or court to rule that our patents are invalid or should not be enforced against them. There is a risk that the examiner or court will decide that our patents are not valid and that we do not have the right to stop the other party from using the related inventions. There is also the risk that, even if the validity of our patents is upheld, the examiner or court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has recently modified some tests used by the U.S. Patent and Trademark Office, or USPTO, in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge to any patents we obtain or license.

Any proceedings or litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights could be costly and divert the attention of managerial and scientific personnel, regardless of whether such litigation is ultimately resolved in our favor. We may not have sufficient resources to bring these actions to a successful conclusion. Some of our competitors who may assert infringement may be able to sustain the costs of complex patent litigation more effectively than we can because they are better capitalized and have more resources than us. Moreover, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

If we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property and may be liable for damages, which in turn could materially adversely affect our business, financial condition, or results of operations. Alternatively, we could be compelled to seek licenses from one or more third parties who could be direct or indirect competitors and who might not make licenses available on terms that we find commercially reasonable or at all.

Risks Related to International Operations

We may be subject to extensive regulations outside the United States and may not obtain marketing approvals for products in Europe and other jurisdictions.

In addition to regulations in the United States, should we or our collaborators pursue marketing approvals for Generx and our other product candidates internationally, we and our collaborators will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we, or our collaborators, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

We expect to pursue marketing approvals for Generx and our other product candidates in Europe and other jurisdictions outside the United States with collaborative partners. The time and process required to obtain regulatory approvals and reimbursement in Europe and other jurisdictions may be different from those in the United States, and regulatory approval in one jurisdiction does not ensure approvals in any other jurisdiction; however, negative regulatory decisions in any jurisdiction may have a negative impact on the regulatory process in other jurisdictions.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom withdrew from the European Union, or Brexit, on January 31, 2020, and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

We have entered into agreements with third parties to market our Generx product candidate in certain territories if approved by relevant regulatory authorities, but there can be no assurance that the efforts of such third parties will meet our expectations or result in any significant product sales.

We have entered into license agreements with Pineworld Capital Ltd, and Shanxi for the right to manufacture and sell Generx in greater China and the CIS. The licenses are effective upon FDA approval to market Generx in the United States. Our licenses to Pineworld Capital Ltd, and Shanxi are exclusive, and we do not have a right to separately manufacture, use or sell our Generx product candidate into those territories. Consequently, we are dependent on the resources, efforts, and success of our licensees to successfully develop a market for Generx in those territories. We do not control the operations of our licensees and have limited rights to terminate the licenses under the terms of our agreements. We cannot be certain that our licensees will successfully generate any significant product sales, or that the royalties that we ultimately receive from these arrangements will meet our expectations.

Collaborations with Third Parties outside the United States presents additional risks.

Conducting clinical trials in foreign countries, as we may do for our current and future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to the clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

To the extent we agree to work exclusively with one collaborator in each area, our opportunities to collaborate with other entities could be curtailed. Lengthy negotiations with potential new collaborators may lead to delays in the research, development, or commercialization of product candidates. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or successfully commercialize any product candidate to which they have obtained rights from us could materially harm our business, financial condition, and results of operations.

To the extent that we enter markets outside the United States, our business will be subject to political, economic, legal, and social risks in those markets, which could adversely affect our business.

There are significant regulatory and legal barriers in markets outside the United States that we must overcome to the extent we enter or attempt to enter markets in countries other than the United States. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic, and social uncertainties including, among others:

●	changes and limits in import and export controls;

●	increases in custom duties and tariffs;

●	changes in currency exchange rates;

●	economic and political instability;

●	changes in government regulations and laws;

●	absence in some jurisdictions of effective laws to protect our intellectual property rights; and

●	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

Any changes related to these and other factors could adversely affect any business operations that we conduct outside the United States.

Risks Related to Financial Position, Need for Additional Capital, and Worldwide Environment

We have incurred losses since inception and anticipate that we will continue to incur significant net losses for the foreseeable future and may never achieve or maintain profitability.

We have sustained operating losses since our inception and will likely continue to sustain losses as we seek to develop our products and product candidates. We expect these losses to be substantial because of the significant amounts we expect to spend on development activities and clinical trials for our product candidates. We expect our net losses from operations to continue for at least the next few years.

Whether we will generate additional revenues and become profitable will depend on our ability, alone or with potential collaborators, to efficiently and successfully complete the development of our product candidates, successfully complete pre-clinical and clinical tests, obtain necessary regulatory approvals, and manufacture and market our products. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our Generx product candidate, and if we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

We expect that our current cash will support our administrative operations only into 2021. Our expenses will increase over the next several years as we continue to develop and conduct clinical trials with respect to our Generx or other product candidates, seek regulatory approvals, and initiate commercialization efforts. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any arrangements for future financing in place currently. If we are unable to obtain such funds when needed, we may have to delay, scale back or terminate our product development or our business.

To the extent we raise additional capital through the sale of equity securities, the ownership position of existing stockholders could be substantially diluted. Anti-dilution adjustments to our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock could cause further dilution. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and may involve significant fees, interest expense, restrictive covenants, and the granting of security interests in our assets.

Future sales of securities could result in additional dilution of the percentage ownership of our stockholders and could cause the share price for our Common Stock to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, hiring new personnel, commercializing our products, and continuing activities as an operating public company. We expect to raise additional capital through the sale of debt or equity securities, but we do not have any firm arrangements for capital in place currently. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, preferred stock or other convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We do not know how much additional financing will be necessary to finance our continued operations, which creates additional risk that financing will not be available to us when needed, or that the terms may not be favorable or may result in additional dilution to our current stockholders.

Our estimate as to how long we expect our existing cash to be able to continue to fund our operations and the costs required to move our Generx product candidate to commercialization are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs, and results of clinical trials of Generx and our other product candidates;

●	the costs, timing, and outcome of seeking regulatory approvals;

●	our ability to enter into, and the terms and timing of, any collaboration arrangements

●	the costs of commercialization activities for any of our product candidates that receive marketing approval;

●	our overhead growth and associated costs;

●	revenue received from commercial sales, if any, of our current and future product candidates;

●	changes in regulatory policies or laws that may affect our operations; or

●	competing technological and market developments.

Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will obtain marketing approval to commercialize any of our product candidates. If we are required by the U.S. Food and Drug Administration, or FDA, or other regulatory authorities such as the EMA, to perform studies and trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase, and profitability could be further delayed.

As a result, we cannot predict with certainty the amount of capital that we will need to raise to finance our continued operations. If we encounter unexpected delays or expenses or setback in our product development efforts, we may be compelled to seek additional financing, which may not be available on terms that are favorable to our investors at that time.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

Our consolidated financial statements for the years ending December 31, 2019, 2018 and 2017 were prepared under the assumption that we will continue as a going concern for the next twelve months from the issuance date of these financial statements. Due to our recurring losses from operations from our inception and our limited cash resources, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit opinion that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are currently dependent on the services of a few key employees and need to increase the size of our organization.

As of December 31, 2019, we employed a total of four full-time employees. We will need to expand our managerial, operational, technical, scientific, financial, and other resources to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems, and facilities currently in place may not be adequate to support our future growth, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business. We will need to attract and retain enough talented employees to:

●	manage our clinical trials effectively, including our planned clinical trials of Generx;

●	manage our internal development efforts;

●	establish and manage contract relationships with third parties; and

●	improve our operational, financial and management controls and reporting systems.

Competition for qualified personnel is intense among companies, academic institutions, and other organizations. The pool of qualified personnel with experience working with the pharma market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have. If we are unable to attract and retain key personnel, it may negatively affect our ability to successfully develop, test, commercialize and market our products and product candidates. If we fail to secure sufficient qualitied and talented personnel our development efforts may be delayed, become more costly or more susceptible to failure.

We may have material weaknesses in our internal control over financial reporting which may result in misstatements in our financial statements or erode investor confidence.

We have had limited financial resources and have historically had material weaknesses in our internal control over financial reporting, as described elsewhere in this report. We have applied a portion of the funds secured from the Nostrum financing to enhance and strengthen our internal controls and financial reporting. If we fail to completely mitigate those material weaknesses or significant deficiencies in our internal controls continue or occur in the future, we may fail to meet our future reporting obligations on a timely basis, or our financial statements could contain errors or misstatements. If such errors were sufficiently material, we would be required to restate prior period financial results, which may subject us to class action litigation.

Any failure to address the ineffectiveness of our internal controls could also adversely affect the periodic management evaluations of the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Continued reporting of internal control deficiencies could also cause investors to lose confidence in our reported financial information, which could adversely impact demand for stock and stock price.

We now plan to file our quarterly reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 and become current with our Section 13(a) filing obligations under the Securities Exchange Act of 1934. If remedial measures become required or if material weaknesses or significant deficiencies in our internal controls continue or occur in the future, any of the following may occur:

●	we will continue to fail to meet our future reporting obligations on a timely basis;

●	our consolidated financial statements may contain material misstatements;

●	we could be required to restate our prior period financial results;

●	our operating results may be harmed;

●	we may be subject to class action litigation; and

●	we may be unable to list our Common Stock on a National Exchange.

Any failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the periodic management evaluations of the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. The future measures we plan to take may not remediate the ineffectiveness of our disclosure controls and procedures, and material weaknesses and restatements of financial results may arise in the future due to a failure to implement and maintain adequate internal control over financial reporting and adequate disclosure controls and procedures. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We are not current with our reporting requirements under Section 13(a) of the Securities Exchange Act of 1934.

We suspended our public reporting beginning in 2017 due to financial hardship. Following the filing of our Annual Report on Form 10-K for the 2019, 2018 and 2017 fiscal years, which is covered by this filing, we plan to submit our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020, and become current with our reporting obligations, and thereafter resume a timely filing schedule with respect to our future SEC reports. We expect to continue to face many of the risks and challenges related to the matters that led to the delay in the filing of our Annual Report on Form 10-K for the years ending December 31, 2017 and 2018, and 2019, including the following:

●	failure to timely file our SEC reports and make our current financial information available, has placed, and will continue to place, downward pressure on our stock price;

●	further delay in the filing of our SEC reports will delay our ability to seek the relisting of our common stock on a national securities exchange, and as a result, may continue to reduce the liquidity of our common stock;

●	litigation and claims as well as regulatory examinations, investigations, proceedings, and orders arising out of our failure to file SEC reports on a timely basis will continue to divert management attention and resources from the operation of our business;

●	we may not be able to recapture lost business or business opportunities due to ongoing reputational harm; and

●	negative reports or actions on our commercial credit ratings would increase our costs of, or reduce our access to, future commercial credit arrangements and limit our ability to refinance existing indebtedness.

If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

Impact of Coronavirus Outbreak

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and since then authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020 and 2021.

Risks Related to Our Capital Structure and Owning our Common Stock

Our outstanding shares of Preferred Stock and warrants to purchase Common Stock far exceed the number of shares of our Common Stock outstanding and their conversion or exercise will result in substantial dilution to holders of our Common Stock.

As of March 31, 2021, we had 49,622,154 shares of Common Stock issued and outstanding. In addition, we had 393 shares of Series A Convertible Preferred Stock and 1,700,000 shares of Series B Convertible Preferred Stock outstanding. The Series A Convertible Preferred Stock is currently convertible into an aggregate of 34,778,761 shares of our Common Stock, and each share of Series B Convertible Preferred Stock is convertible into aggregate of 150,442,478 shares of Common Stock. Both our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock have anti-dilution protection in the event that we issue shares of Common Stock or equivalents at a price less than the current $0.0113 conversion price. In addition, as of March 31, 2021, we had warrants outstanding to purchase 14,799,333 shares of our Common Stock at prices of $0.19 or $0.80 per share. The warrants expire at various times from 2024 to 2027. The conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and the exercise of outstanding warrants would substantially reduce the percentage ownership of holders of our Common Stock. The addition of substantial additional shares of Common Stock in the market could result in excess supply and adversely affect prevailing market prices of our Common Stock.

We may consider affecting a reverse stock split or other share recapitalization transaction, which could impact the value of our Common Stock.

The total number of shares of our Common Stock, on a fully diluted basis, nearly exceeds our authorized capital. In addition, we would like to increase the per share price of our outstanding Common Stock to a range that would meet initial listing standards for a national exchange, should we otherwise qualify for a listing. We have not fixed the terms of any such share recapitalization. Often when companies affect a reverses stock split, their post-split trading price does not reflect the full multiple, resulting in an effective decrease in value.

Nostrum’s control of approximately 75.2% of our voting securities gives them control over any action requiring stockholder approval and may discourage some investors from investing.

Nostrum through its ownership of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock controls approximately 75.2% of the voting interests our company. Nostrum will control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all our assets. In addition, Nostrum will exercise significant control over the management and affairs of our company. This concentration of ownership might harm the market price of our Common Stock if:

●	Our stockholders generally perceive that Nostrum’s goals as a shareholder differ from their own;

●	Activist investors are dissuaded from investing because they cannot secure meaningful control; and

●	Potential acquirors would be discouraged from making a tender offer or otherwise attempting to gain control of the company; or

●	Nostrum determines to a significant portion of its holdings.

Our Common Stock is not listed on a national exchange which may diminish the market interest, liquidity, and price for our Common Stock.

Our common stock currently is listed only on the OTC Pink Sheets. We hope to have our Common Stock re-established on the OTC QB once our SEC filing delinquencies are rectified. OTC QB is a reporting service and not a securities exchange. It is our intent to secure a listing on the Nasdaq Capital Market or another National Exchange, but we do not currently meet the listing criteria and we may never qualify for trading on a national exchange.

Many institutional investors are prohibited from investing in stock unless they are listed on a national exchange. Also index funds are generally restricted to exchange listed securities. Accordingly, stock listed on the over-the counter market is less likely to secure general market interest, including analyst and research coverage. Stocks that trade on the over-the-counter market may experience lower trading volumes, higher spreads between bid and ask pricing, increased volatility, and lower prices generally that those traded on a national exchange. The inability to list our Common Stock on a national exchange may negatively impact the volume of trading and market price for our common stock.

We are subject to SEC rules concerning the regulation of “penny stocks” which may reduce investor demand and market prices for our Common Stock.

Our Common Stock is currently a “penny stock” under applicable SEC rules. While we have that designation, broker-dealers trading in our common stock must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. This requirement may impair the ability of broker-dealers to sell our Common Stock and the ability of interested purchasers to acquire shares. In addition to additional SEC regulation, penny stocks are generally perceived as more susceptible to trading manipulation schemes such as (a) control of the market by one or a few broker dealers, (b) manipulation of pricing through wash sale transactions, (c) so-called “boiler room” practices involving high pressure sales tactics, (d) excessive and undisclosed bid-ask differentials and mark-ups by selling broker-dealers. Consequently, many institutional investors will not invest in stock that are classified as penny stocks. These circumstances may reduce the demand for our Common Stock and could result in reduced liquidity or lower market prices for our Common Stock.

To raise capital to fund the development of our Generx product candidate, we have sold shares in our Angionetics subsidiary.

In 2016 we sold a 15% interest in our Angionetics, Inc. subsidiary to Pineworld Capital Limited. Our management did this because it believed that it could raise capital at a better valuation, and with less dilution to existing stockholders, than if it were to sell shares of Gene Biotherapeutics. Angionetics holds the intellectual property rights for our Generx product candidate. Consequently, Gene Biotherapeutics is only entitled to 85% of the economic return from the commercialization of Generx or any sale of Angionetics. While it is not currently contemplated, if Angionetics were to issue additional equity securities to third party investors, it will dilute the interest of Gene Biotherapeutics, and consequently our stockholders in Angionetics and the Generx product candidate.

The price of our Common Stock may fluctuate substantially and an investment in our Common Stock could decline substantially in value.

The market price for our Common Stock may be subject to greater volatility than other stock as a result of:

●	the limited size of our public float;

●	our stock trading on the over the counter market;

●	our dependence on a single or limited number of products candidates;

●	the binary nature of the drug development and approval process; and

●	our current capital structure.

Investment in our Common Stock is risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Moreover, substantial volatility in our trading price would increase the potential for us to be subject to shareholder lawsuits that, even if unsuccessful, could be costly to defend and a distraction management time and resources away from our core operations.

We have never paid cash dividends on our capital stock and do not intend to pay cash dividends on our shares of common stock in the foreseeable future.

We do not anticipate generating cash from operations for several years while we continue development and qualification of our product candidates. For the foreseeable future, we intend to retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

We are a “smaller reporting company” and can avail ourselves of reduced disclosure requirements applicable to small reporting companies, which could make our common stock less attractive to investors.

We are a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies can provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information, or risk factors. We have elected to take advantage of certain of the reduced reporting obligations, which may render our common stock less attractive to some investors.

Our charter and Delaware law have anti-takeover effects that could discourage, delay, or prevent a change in control, which may discourage third party offers to acquire our Company.

Our company could be difficult to acquire due to anti-takeover provisions in our charter and Delaware law. Our bylaws provide for advance shareholder notice for actions to be taken at meetings of stockholders. In addition, our certificate of incorporation includes a provision for “blank check” preferred stock, which could be used to implement a stockholder rights plan. These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control. These provisions also could deter or prevent transactions that stockholders deem to be in their interests.

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

We do not own any real property. We lease facilities for our corporate headquarters at 11230 Sorrento Valley Road, Suite #220, San Diego, CA 92121. We believe that our current facilities are in good condition and suitable for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

During our business, we may become involved in proceedings such as disputes involving goods or services provided by various third parties, intellectual property infringement claims, and employment disputes. We are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material effect on our financial position. In October 2014, we received a complaint filed by BioRASI LLC (“BioRASI”) in Broward County, Florida, seeking payments allegedly owed for services that BioRASI provided in connection with our clinical trial conducted in the Russian Federation. We filed counterclaims. On September 27, 2017, all parties to this action executed a mutual release settlement agreement with no monies awarded.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Pink market under the symbol “CRXM.” Any over-the-counter market quotations for our common stock on the OTC Pink market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of December 21, 2020, there were approximately 100 stockholders of record of our common stock. Based on information we receive from brokerage firms in connection with proxy solicitations, we believe that there are approximately 5,000 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to declare or pay a dividend in the foreseeable future. We expect to sustain losses over the next several years. To the extent we do have earnings, we intend to retain any earnings to help provide funds for the development of our product candidates, the implementation of our business strategy and for our future growth.

Recent Sales of Unregistered Securities

We did not issue any securities in unregistered transactions during the years ended December 31, 2019, 2018 and 2017.

Repurchases of Equity Securities

We did not repurchase any of our outstanding equity securities the years ended December 31, 2019, 2018 and 2017.

Equity Compensation Plan Information

We do not currently have an equity incentive plan. Our prior 2005 Equity Incentive Plan expired on October 20, 2015, ten years after its adoption. All options or other awards issued under the 2005 Equity Incentive plan prior to its expiration remain outstanding in accordance with their terms.

Prior to 2017 we granted warrants to purchase common stock to our directors, executive officers, and employees. There were no warrants issued to our directors, executive officers, and employees in each of 2019, 2018 and 2017. The issued warrants had exercise prices of $0.19 and $0.80 per share, were granted with ten-year terms, and remain outstanding. Certain of the warrants were issued with anti-dilution protection, now expired, which increased the number of common shares in which the warrants were exercisable but did not change the exercise price. As of December 31, 2019, after considering anti-dilution adjustments, there are warrants outstanding to purchase an aggregate of 12,111,333 shares of Common Stock which are held by current and former directors, executive officers, and employees

The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of December 31, 2019.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders	12,111,333	$0.71	—
Total	12,111,333	$0.71	—

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the last three years ended December 31, 2019. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Statements in the following discussion that are not historical in nature are forward looking statements, and inherently subject to risk. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary from our historical operations and from our current expectations of future results.

Overview

We are a clinical stage biotechnology company focused on pre-clinical, clinical and commercialization of angiogenic gene therapy biotherapeutics for strategic niche markets, primarily for the treatment of cardiovascular disease. Our technology platform is designed to biologically activate the human body’s innate angiogenic healing process to stimulate the growth of microvascular networks for patients with ischemic cardiovascular, cerebral, and other medical conditions and diseases, as well as for advanced tissue engineering applications. Historically, we have developed and sold various medical devices, product candidates and products.

We operated throughout the period covered by this report, with severely limited financial resources. During 2015 and 2016, prior to the period covered in this report, we took significant actions to reduce our operating expenses, including headcount reductions, downsizing offices, and suspending some operations while we sought capital to continue our business operations. In 2016 we contributed our assets related to our Generx product candidate into our Angionetics, Inc. subsidiary. We then sold a 15% preferred equity ownership interest in Angionetics, Inc. to Huapont in exchange for $3.0 million. After the filing of our quarterly report for the period ended March 31, 2017, we suspended filing our periodic reports with the SEC because we lacked the financial resources to continue the financial statement review and audits. This report covers our results of operations for the years ended December 31, 2019, 2018 and 2017.

Our current business is focused exclusively on the development of Generx, a gene therapy product candidate targeted for men and women with advanced ischemic heart disease and refractory angina. We have received FDA clearance and FAST Track designation covering our conduct of the AFFIRM Phase 3 clinical trial. We do not currently have any other products or other product candidates under clinical study, and have not generated any revenues from operations for the years ended December 31, 2019, 2018 and 2017. Our operations currently comprise one segment for financial reporting purposes.

Significant Developments

During the period covered by this report we entered into the following significant transactions:

●	In October 2017 we entered into an agreement with Landmark to assist us in our efforts to sell our Excellagen product and assist with the strategic partnering for the development of Generx. In lieu of an initial cash engagement fee of $50,000, we assigned our residual investment in LifeAgain along with a minority equity investment in Healthy Brands to Landmark, effectively exiting those businesses. We recorded this initial engagement fee as a consulting cost and the transfer of the assets, which had a net book value of zero, as a gain on transfer of assets and licenses in other income in the statement of operations. In connection with this agreement, and in exchange for business advice and marketing of the business for the purposes of raising financing, we issued Landmark a ten-year warrant to purchase up to 2.0 million shares of our Common Stock at a price of $0.25 per share. The fair value of the warrants was determined, using the Black-Scholes-Merton model, to be $230,000 and was recorded in the statement of operations as consulting services in selling, general and administrative expenses the period in which the services were rendered.

●	On November 14, 2017, we issued 700,000 warrants to a consultant for general business and scientific consulting services. The fair value of these warrants was determined to be $79,223 and was recorded in the statement of operations as consulting services in selling, general and administrative expenses in the period in which the services were rendered.

●	In August 2018, we sold our Excellagen® product to Olaregen for aggregate consideration of up to $4.0 million. At closing, we received a cash payment of $650,000, plus royalty payments of 10% of all worldwide sales of Excellagen outside of China, the Russian Federation, and the CIS, up to an additional $3,350,000. We recognized the gain on sale of Excellagen® in the amount of $650,000 during our third quarter ended September 30, 2018. The remaining $3,350,000 in additional consideration will be recognized as a gain in the periods that Olaregen reports sales that are subject to royalty and collection is reasonably assured. To date no royalty payments have been received.

●	During 2019, we took a number of measures to restructure our accounts payable to third party vendors, including negotiated settlements with vendors that resulted in forgiveness of a portion of the accounts payable. For the year ended December 31, 2019, we recognized in our Statement of Operations $1,659,917 as a gain on re-negotiation of vendor payables. The total gain on re-negotiation includes $397,449 in restructured amounts that become due and payable when and if the Company receives FDA approval or when the Company commercializes. For amounts that are payable contingent upon FDA approval or commercialization, the Company has recognized included the amount in the gain on forgiveness and disclosed the contingent payable since the timing and ultimate payment is not determinable. As of December 31, 2019, we had outstanding trade payable and accrued liabilities of $3,763,816.

Subsequent Events

The following significant events took place after the period covered by this report:

●	On September 10, 2019, December 30, 2019, and April 30, 2020, we issued Nostrum a promissory note in exchange for cash of $120,000 on September and December 2019 and $25,000 on April 30, 2020. These bear interest at 6% per annum and mature 24 months from the date of issuance. The cash funding related to the December 30, 2019 promissory note was not received by the Company until January 2020, so the Company recorded the note payable in the consolidated balance sheet in January 2020, upon receipt of the cash from Nostrum.

●	As of December 31, 2019, we had an outstanding balance in accrued but unpaid salaries and benefits for current and former employees totaling $2,866,717. In January 2020, all affected current and former employees agreed to defer their compensation, less applicable tax withholdings, upon the earliest to occur of (a) the FDA’s approval of Generx for marketing and sale in the U.S.; (b) the EMA approval of Generx for marketing and sale in the European Union and the United Kingdom; (c) the sale of Generx to an independent third party for an aggregate value equal to or greater than $35,000,000; (d) our entry into a strategic partnership that would facilitate a capital contribution equal to or greater than $35,000,000 for the purpose of supporting the clinical and commercial development of Generx; (e) our successful completion of a public or private equity offering for the issuance of its common stock equal to $35,000,000; or (f) at such other time, as our board of directors determines that we have the financial ability to make such payments without jeopardizing our ability to operate as a going concern.

●	On April 10, 2020, we entered into the Ratification Agreement with Shanxi. In connection with the Ratification Agreement, we terminated all prior agreements with Shanxi, cancelled a prepaid $600,000 equity subscription and entered into a mutual release of claims.

●	On April 10, 2020, our Angionetics, Inc. subsidiary entered into the Shanxi License Agreement, granting Shanxi certain license rights with respect to our Generx product candidate. The distribution and license rights commence only after we obtain U.S. FDA approval for marketing and sale of Generx in the United States. The license rights include (a) a non-exclusive right to manufacture Generx products in China, and (b) an exclusive right to market and sell Generx products in Singapore, Macau, Hong Kong, Taiwan, any other municipality other than mainland China where Chinese (Mandarin or Cantonese) is the common language, the Russian Federation, and the CIS (i.e., Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, and Uzbekistan). The Shanxi License Agreement provided for payment of $600,000 upfront, which was paid by application of the prepaid equity subscription, and a royalty ranging from 5% up to 10% based on the level of annual net sales of the Generx product sold by Shanxi in the licensed territory.

●	On April 10, 2020, our Activation Therapeutics, Inc. subsidiary entered into the Shanxi Assignment Agreement pursuant to which we transferred all of our license rights to manufacture, use, market and sell Excellagen to Shanxi. We also assigned to Shanxi a Chinese patent that we received on Excellagen. As a result, we no longer have an interest in Excellagen, other than the right to the royalty payments from Olaregen.

●	In May 2020, we entered into a Preferred Stock Purchase Agreement with Nostrum, selling Nostrum 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1,700,000. We will use the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting a Phase 3 clinical trial in the U.S. for our Generx product candidate. We believe that Nostrum’s assets and experience in the formulation and commercialization of pharmaceutical products will facilitate the administration and completion of the Phase 3 clinical trial for Generx on a cost-effective basis.

●

The Series B Convertible Preferred Stock financing resulted in a reset of the conversion price of our outstanding Series A Convertible Preferred Stock, such that each Series A Convertible Preferred Stock is convertible into Common Stock at a conversion rate of 88,496.  In a separate but concurrent transaction, when Nostrum acquired the 1,700,000 shares of Series B Convertible Preferred Stock, it also acquired 220 shares of Series A Convertible Preferred Stock from the current holder Sabby Healthcare Master Fund, Ltd., which is convertible into 19,469,026 shares of Common Stock.  Nostrum also agreed to purchase the remaining up to 570 shares of Series A Convertible Preferred Stock from Sabby Healthcare Master Fund Ltd. within one year of the initial acquisition.  Sabby Healthcare Master Fund, Ltd. retains the right prior to any such sale, to convert the Series A Convertible Preferred Stock prior to the anniversary. Since May 2020 and through March 31, 2021 a total of 397 shares of Series A Convertible Preferred Stock have been converted into 35,132,755 shares of Common Stock. As of March 31, 2021, there are 393 shares of Series A Convertible Preferred Stock outstanding including 220 held by Nostrum (convertible into 19,469,026 shares of Common Stock) and 173 shares held by Sabby Healthcare Master Fund Ltd. (convertible into 15,309,735 shares of Common Stock).

●	During 2020, we entered into additional settlement agreements with third party vendors resulting in additional gains on vendor payables of $68,032 on our accounts payable.

●	In March 2021, the Company entered into an agreement with FUJIFILM Diosynth Biotechnologies (“FDB”) to manufacture the Generx [Ad5FGF-4] angiogenic gene therapy product candidate for Phase 3 clinical evaluation for the treatment of refractory angina due to late-stage coronary artery disease. Manufacturing operations will be conducted at FDB’s facilities in College Station, Texas where FDB will perform technology transfer and process development activities for Phase 3 clinical and commercial-scale GMP manufacturing of Generx.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. Accounting estimates or assumptions are inherently subject to change, and certain estimates or assumptions are difficult to measure or value. Our estimates are based on historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies involve the most complex judgments concerning assumptions and estimates with the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements included in this report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, and that affect our recognition and disclosure of contingent assets and liabilities.

While our estimates are based on assumptions that we consider reasonable at the time they were made, actual results may differ from our estimates, perhaps significantly. If results differ materially from our estimates, we will adjust our financial statements prospectively as we become aware of the necessity for an adjustment.

We believe it is important for you to understand our most critical accounting policies. These are our policies that require us to make our most significant judgments and, as a result, could have the greatest impact on our future financial results.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income(loss) in the years in which those temporary differences are expected to be recovered or settled. Due to the Company’s history of losses, a full valuation allowance has been recognized against the deferred tax assets.

The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination base on the technical merits of the position. For the year ended December 31, 2019, the Company had no material unrecognized tax benefits, and based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2019, 2018 and 2017, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes in unrecognized tax benefits within the next twelve months.

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

Tax positions that meet the more likely than not recognition threshold is measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes our tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

Warrants

Warrants issued to third parties in connection with consulting and other services do not trade in an active securities market, and as such, we estimate the fair value of these warrants using an option pricing model. Following the authoritative accounting guidance, warrants with variable exercise price features or with potential cash settlement outside of our control are accounted for as liabilities, with changes in the fair value included in operating expenses, otherwise warrants determined to be equity classified are fair valued at the date of issuance, with no change in the fair value recorded in subsequent periods. We estimated the fair value of the warrants using the Black Scholes option pricing model. The Black Scholes model requires that our management make certain estimates regarding the expected stock volatility, the risk–free interest rate, the warrant’s expected life, and the expected forfeiture rate, to derive an estimated fair market value.

Results of Operations

Fiscal 2019 Compared to Fiscal 2018

The following tables sets forth our results of operations for the years ended December 31, 2019 and 2018, and the relative dollar and percentage change between the two years.

	Year Ended December 31,		Change (2019 to 2018)
	2019	2018	($)%
Operating Expenses:
Research and development	$243,453	$255,394	(11,941)	(4.7)%
Selling, general and administrative	593,549	907,836	(314,287)	(34.6)%
Total Operating Expenses	837,002	1,163,230	(326,228)	(28.0)%
Gain on sale of assets and technology	—	(650,000)	650,000	100%
Income (Loss) from Operations	(837,002)	(513,230)	323,772	63.1%
Other Income (Expense):
Gain on forgiveness of account payables	1,659,917	—	1,659,917	100%
Interest Expense	(43,787)	(39,514)	(4,273)	10.8%
Total Other Income (Expense)	1,616,130	(39,514)	1,655,644	(4,190.0)%
Net Income (Loss)	779,128	(552,744)	1,331,872	241.0%
Net (Loss) attributable to the non-controlling interest	(87,547)	(117,863)	30,316	(25.7)%
Net Income (Loss) attributable to the controlling interest	866,675	(434,881)	1,301,556	(299.3)%

Research and development decreased in 2019 compared to 2018 by $11,941 or 4.7% due to a decrease in employee benefits.

Selling, general and administrative expenses decreased in 2019 by $314,287 or 34.6% compared to 2018 mainly due to a reduction in employee salary costs of $152,852 resulting from a headcount reduction of two employees on a permanent basis and one employee on a temporary basis during 2019. In addition, the Company incurred consulting costs of approximately $80,000 in relation to raising capital funds for the Company in 2018 compared with $nil in 2019, and an overall reduction in legal and regulatory professional fees of $61,851, in addition to a decrease in office supplies as the Company focused time and resources on raising capital resources and putting on hold regulatory filing matters therefore reducing the selling, general and administrative expenses in 2019 when compared to 2018. In addition, the depreciation expense in 2019 was lower due to Company property and equipment becoming fully depreciated.

During the year ended December 31, 2018, the company recognized a gain on sale of Excellagen® product to Olaregen in the amount of $650,000 which also represented the cash proceeds on the sale of the technological asset. The sale of Excellagen® was consistent with management restructuring of the company’s operations in order to focus efforts on development and sale of Generx.

Other expenses for the year ended December 31, 2019 included a gain on debt forgiveness in the amount of $1,659,917. The debt forgiveness is the result of settlement agreements reached with certain vendors as part of the pre-financing restructuring efforts of the Company. Of these amounts, $172,449 becomes due and payable upon FDA approval of Generx, and when total cumulative net sales of Generx reach $100 million, an additional amount totaling $225,000 will be due and payable. Interest expense increased in 2019 compared to 2018 by $4,273 primarily as result of an increase in the notes payable in the third quarter ended 2019 of approximately $120,000 bearing interest at 6% per annum on advances received from Nostrum.

Fiscal 2018 Compared to Fiscal 2017

The following tables sets forth our results of operations for the years ended December 31, 2018 and 2017, and the relative dollar and percentage change between the two years.

	Year Ended December 31,		Change (2018 to 2017)
	2018	2017	($)%
Operating Expenses:
Research and development	$255,394	$344,976	(89,582)	(26.0)%
Selling, general and administrative	907,836	1,781,309	(873,473)	(49.0)%
Total Operating Expenses	1,163,230	2,126,285	(963,055)	(45.3)%
Gain on sale of assets and technology	(650,000)	(50,000)	600,000	1,200%
Income (Loss) from Operations	(513,230)	(2,076,285)	1,563,055	(75.3)%
Other Income (Expense):
Interest Expense	(39,514)	(20,219)	(11,339)	56.1%
Total Other Income (Expense)	(39,514)	(20,219)	(11,339)	56.1%
Net Loss	(552,744)	(2,096,504)	(1,543,760)	(73.6)%
Net Loss attributable to the non-controlling interest	(117,863)	(202,362)	(84,499)	(41.8)%
Net Loss attributable to the controlling interest	(434,881)	(1,894,142)	(1,459,262)	(77.0)%

Research and development decreased in 2018 compared to 2017 by $89,582 or 26%. The decrease in spending is primarily due to the Company’s continued cash constrained position in 2018 resulting in management focusing Company resources on raising capital to provide the resources to advance the development and commercialization of Generx. The Company also discontinued further development of other product lines and focused actively on selling intellectual property developed not related to the Generx product line.

Selling, general and administrative expenses decreased by $873,473 or 49.0% in 2018 compared to 2017 as a result of a concentrated effort to contain costs, reduction in salary expense due to a reduction in headcount, reduced legal and other professional fees as a result of the Company’s decision to suspend SEC filings beginning in 2017.

During the year ended December 31, 2018, the Company recognized a gain on the sale of Excellagen® product to Olaregen in the amount of $650,000. This compares to a gain on the sale of assets in 2017 of $50,000 related to the transfer of the Company’s residual investment in LifeAgain along with a minority equity investment in Healthy Brands in exchange for strategic financing consulting services.

Other expense for the year ended December 31, 2018 and 2017 also included interest expense related to interest on notes payable with unrelated parties. The total interest expense in 2018 was $31,558 compared with $20,219 in 2017, as a result of the note payable in the principal amount of $208,500, being outstanding for the full year in 2018 compared to an increase in the note through the 2017 year.

Fiscal 2017 Compared to Fiscal 2016

The following tables sets forth our results of operations for the years ended December 31, 2017 and 2016, and the relative dollar and percentage change between the two years.

	Year Ended December 31,		Change (2017 to 2016)
	2017	2016	($)%
Operating Expenses:
Research and development	$344,976	$641,572	(296,596)	(46.2)%
Selling, general and administrative	1,781,309	2,199,412	(418,103)	(19.0)%
Total Operating Expenses	2,126,285	2,840,984	(714,699)	(25.2)%
Gain on sale of assets and technology	(50,000)	—	(50,000)	100.0%
Income (Loss) from Operations	(2,076,285)	(2,840,984)	764,699	(26.9)%
Other Income (Expense):
Interest Expense	(20,219)	(172,825)	152,606	(88.3)%
Total Other Income (Expense)	(20,219)	(172,825)	152,606	(88.3)%
Net Loss	(2,096,504)	(3,013,809)	917,305	(30.4)%
Net Loss attributable to the non-controlling interest	(202,362)	(95,581)	(106,781)	111.7%
Net Loss attributable to the controlling interest	(1,894,142)	(2,918,228)	(1,024,086)	(35.1)%

Research and development expense decreased in 2017 compared to 2016 by $296,596 0r 46.2% as a result of the Company reducing all discretionary expenses in 2017 in order to conserve cash and focus on raising capital to be used for the Company’s efforts to continue the development of their core technologies and due to a decrease in employee salary expenses as a result of a reduction in headcount.

Selling, general and administrative expenses decreased in 2017 compared to 2016 by $418,103 or 19% due to the Company reducing headcount and discretionary expenditures during 2017, including suspending SEC filings to reduce legal, accounting and filing costs.

The Company recognized a gain on sale of assets in the amount of $50,000 in the year ended December 31, 2017. In October 2017, the Company entered into an agreement with Landmark to assist with the Company’s efforts to sell the Excellagen product and assist with the strategic partnering for the development of Generx. In lieu of an initial cash engagement fee of $50,000, the Company assigned our residual investment in LifeAgain along with a minority equity investment in Healthy Brands to Landmark, effectively exiting the development and commercialization of the product lines. The Company determined the fair value of the non-monetary exchange to be $50,000, since this was the negotiated third-party initial cost negotiated between two independent third parties and the transfer of the assets settled the initial fee in full.

Other income/expense includes interest expense which decreased by $152,606 in 2017 compared with 2016. In 2016 $146,996 in interest charges on unpaid license fees were expensed that were not charged in 2017. The remaining interest charges in each of 2016 and 2017 related to interest on advances and notes payable.

Liquidity and Capital Resources

The following table summarizes our liquidity and working capital position on December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Cash	$400	$82,115	$48,989
Other Current Assets	32,395	18,965	25,000
Accounts Payable	967,126	1,857,951	1,870,215
Other Current Liabilities	3,795,863	3,932,835	3,485,440
Working Capital (Deficiency)	(4,730,194)	(5,689,706)	(5,281,666)

Following the period covered by this report:

●	We entered into several agreements with employees, former employees, and vendors to restructure claims reducing the amount of our accounts payable and our other current liabilities and/or extending the payment terms until after commercialization and Generx products sales commence.

●	In May 2020 we secured $1,700,000 financing from the sale of our newly authorized Series B Convertible Preferred Stock to Nostrum. We will use the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting a Phase 3 clinical trial in the U.S. for our Generx product candidate.

The following table summarizes our cash flows from (used in) operating, investing, and financing activities for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net cash generated from (used in) operating activities	$(137,162)	$(451,503)	$(1,062,388)
Net cash generated from investing activities	—	650,000	—
Net cash generated from (used in) financing activities	55,447	(165,371)	180,980
Net increase (decrease) in cash and cash equivalents	(81,715)	33,126	(881,408)

The Company has not generated cash from operating activities. We did not generate revenue in any of the years covered by this report, and generally record operating losses in each of the years.

In 2018, the Company sold Excellagen for cash proceeds of $650,000 resulting in cash being generated from investing activities. The Company can also earn royalties on future sales on Excellagen, under the terms of the sales agreement.

Net cash provided by financing activities in 2019 compared to cash used by financing activities in 2018 is primarily due to Nostrum providing $120,000 in cash in exchange for a note payable, due in 24 months, bearing interest at 6%, offset by an increase in the notes payable resulting from interest accruals and payments made on the loan from officer of approximately $99,000. On December 31, 2019, we did not have any significant requirements for capital expenditures.

After the period covered by this report, we secured the $1,700,000 in financing from Nostrum as described above.

We anticipate that negative cash flows from operations will continue for the foreseeable future. We do not have any unused credit facilities. Our cash position, even after the Series B Convertible Preferred Stock financing with Nostrum, will not be sufficient to sustain our operations for more than twelve months. We intend to secure additional working capital to support our continued operations through sales of additional equity and debt securities. As long as any shares of our Preferred Stock are outstanding, we have agreed that we will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, or incur any liens other than specified “Permitted Liens”.

Our principal business objective is to advance or Generx product candidate through the AFFIRM Phase 3 clinical trial and to begin commercialization of Generx in the United States. We expect that support from Nostrum will decrease the overall costs of the trial, but we estimate that we will still need $12.0 to $15.0 million in additional capital to complete manufacturing of Generx clinical supplies for the conduct of the planned Phase 3 AFFIRM clinical study, and administrative and operating expenses that include the costs associated with Gene Biotherapeutics remaining a public company. We plan to secure that capital through the sale of additional equity or debt securities or through other transactions that could include strategic partnering and distribution agreements. There are no agreements or arrangement for any additional financing in place at this time.

Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any significant off-balance sheet debt, nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included elsewhere in this report for disclosure and discussion of new accounting standards.

Quarterly Results of Operations

As described in the Explanatory Note, we are presenting our quarterly results of operations for each of the periods ended September 30, June 30, and March 31 for 2019, 2018 and 2017, respectively, herein, in lieu of filing separate Quarterly Reports on Form 10-Q for such periods.

For the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

The following tables sets forth our results of operations for the three-month period ended March 31, 2019 and 2018, and the relative dollar and percentage change between the two periods.

	Three Months March 31,		Change (2019 to 2018)
	2019	2018	($)%
Operating Expenses:
Research and development	$63,379	$62,767	612	1.0%
Selling, general and administrative	179,599	234,630	(55,031)	(23.5)%
Total Operating Expenses	242,978	297,397	(54,419)	(18.3)%
Loss from Operations	(242,978)	(297,397)	54,419	(18.3)%
Other Income (Expense):
Interest Expense	(10,129)	(7,927)	(2,202)	27.8%
Total Other Income (Expense)	(10,129)	(7,927)	(2,202)	27.8%
Net Loss	(253,107)	(305,324)	52,217	(17.1)%
Net Loss attributable to the non-controlling interest	(26,738)	(29,351)	2,614	(8.9)%
Net Loss attributable to the controlling interest	(226,369)	(275,973)	49,603	(18.0)%

Selling, general and administrative expenses decreased, for the three months ended March 31, in 2019 by $55,031 compared to 2018 mainly due to a reduction in employees’ salary cost of approximately $24,000 resulting from two employees shifting from full-time to part-time in 2019. In addition, the company incurred consulting cost of $25,000 in relation to raising capital funds for the company in 2018 compared with nil in 2019.

Other expense increased $2,202 during the three-month period ended March 31, 2019 compared with March 31, 2018 primarily as a result of increase in the interest rate and due to the compounded interest rate impact on the note payable in 2019.

For the Three Months and Six Months Ended June 30, 2019 compared to the Three Months and Six Months Ended June 30, 2018

The following tables sets forth our results of operations for the three-month period and six-month ended June 30, 2019 and 2018, and the relative dollar and percentage change between the two periods.

	Three Months June 30,		Change (2019 to 2018)		Six Months June 30,		Change (2019 to 2018)
	2019	2018	($)%		2019	2018	($)%
Operating Expenses:
Research and development	$60,355	$63,049	(2,694)	(4.3)%	$123,734	$125,816	(2,082)	(1.7)%
Selling, general and administrative	180,473	267,629	(87,156)	(32.6)%	360,072	502,259	(142,187)	(28.3)%
Total Operating Expenses	240,828	330,678	(89,850)	(27.2)%	483,806	628,075	(144,269)	(23.0)%
Loss from Operations	(240,828)	(330,678)	89,850	(27.2)%	(483,806)	(628,075)	144,269	(23.0)%
Other Income (Expense):
Interest Expense	(10,504)	(9,097)	(1,406)	15.5%	(20,633)	(17,025)	(3,608)	21.2%
Total Other Income (Expense)	(10,504)	(9,097)	(1,406)	15.5%	(20,633)	(17,025)	(3,608)	21.2%
Net Loss	(251,332)	(339,775)	88,442	(26.0)%	(504,440)	(645,099)	140,659	(21.8)%
Net Loss attributable to the non-controlling interest	(24,963)	(27,568)	2,604	(9.4)%	(51,701)	(56,919)	5,218	(9.2)%
Net Loss attributable to the controlling interest	(226,369)	(312,207)	85,838	(27.5)%	(452,739)	(588,180)	135,441	(23.0)%

Research and development expense for the three-month and six-month periods ended June 30, 2019 and 2018 remained substantially the same period over period.

Selling, general and administrative expenses decreased for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018 by $87,156 or 32.6% primarily as a result of $80,000 in consulting costs in relation to raising capital funds for the Company during the three-month period ended June 30, 2018 compared with $nil for the three-month period ended June 30, 2019. The Company’s employee salary costs also decreased by $18,958 as result of two employees transitioning from full-time to part-time on a temporary basis, these decreased were offset by increases in miscellaneous office expenses.

Selling, general and administrative expenses decreased for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018 by $142,187 or 28.3% primarily as a result of $105,000 in consulting costs in relation to raising capital funds for the Company during the six-month period ended June 30, 2018 compared with $nil in the six-month period ended June 30, 2019. In addition, salaries and benefits decreased by $44,374 resulting from two employees shifting from full-time to part-time in 2019 on a temporary basis, offset by increases in miscellaneous office expenses.

Other income/expense increased for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018 by $1,406 or 15.5% primarily as a result of an increase in the interest rate on the notes payable effective May, 2018 and due to the compounded interest impact on the note.

Other income/expense increased for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018 by $3,608 or 21.2% primarily as a result of an increase in the interest rate on the outstanding notes payable effective May 2018 and due to the compounded interest impact on the note.

For the Three Months and Nine Months Ended September 30, 2019 compared to the Three Months and Nine Months Ended September 30, 2018

The following tables sets forth our results of operations for the three-month period and Nine-month ended September 30, 2019 and 2018, and the relative dollar and percentage change between the two periods.

	Three Months September 30,		Change (2019 to 2018)		Nine Months September 30,		Change (2019 to 2018)
	2019	2018	($)%		2019	2018	($)%
Operating Expenses:
Research and development	$61,443	$66,442	(4,999)	(7.5)%	$185,177	$192,258	(7,081)	(3.7)%
Selling, general and administrative	114,047	207,279	(93,232)	(45.0)%	474,119	709,538	(235,419)	(33.3)%
Total Operating Expenses	175,490	273,721	(134,216)	(35.9)%	659,296	901,796	(242,500)	(26.9)%
Gain on sale of assets and technology	—	(650,000)	650,000	(100.0)%	—	(650,000)	650,000	(100.0)%
Income (Loss)from Operations	(175,490)	376,279	(515,784)	(146.6)%	(659,296)	(251,796)	(407,500)	161.8%
Other Income (Expense):
Gain on account payable forgiveness	35,985	—	—	100.0%	35,985	—	35,985	100.0%
Interest Expense	(10,952)	(12,603)	(1,651)	(13.1)%	(31,585)	(29,628)	(1,957)	6.6%
Total Other Income (Expense)	25,033	(12,603)	37,636	(298.6)%	(4,400)	(29,628)	34,028	(114.9)%
Net Loss	(150,457)	363,676	(514,132)	(141.4)%	(654,896)	(281,423)	(373,473)	132.7%
Net Loss attributable to the non-controlling interest	(19,790)	(31,675)	11,886	(37.5)%	(71,490)	(88,594)	17,104	(19.3)%
Net Loss attributable to the controlling interest	(130,667)	395,351	(526,018)	(133.1)%	(583,406)	(192,829)	(390,577)	202.6%

Research and development expense decreased for the three-month period ended September 30, 2019 compared to three-month period ended September 30, 2018 by $4,999 or 7.5% primarily due to a decreased in employee salary and benefit expenses.

Research and development expense decreased for the nine-month period ended September 30, 2019 compared to nine-month period ended September 30, 2018 by 7,081 or 3.7% primarily due to a decrease in employee salary and benefit expenses and the company’s continued cash constrained position resulting in management focusing company resources on raising capital to provide the resources to advance the development and commercialization of Generx.

Selling, general and administrative expenses decreased for the three-months period ended September 30, 2019 compared to the three-month period ended September 30, 2018 by $93,232 or 45.0% primarily as a result of decrease in employee wages and benefits by $56,875, a decrease in consulting expenses by $27,000, and other discretionary expenditures.

Selling, general and administrative expenses decreased for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018 by $235,419 or 33.2% mainly due to a reduction in employee salary and benefit expenses of $101,250 resulting from a reduction in headcount and two employees moving from full-time to part-time on a temporary basis. In addition, the company incurred consulting costs of approximately $130,000 in relation to raising capital funds in 2018 compared with $nil in 2019, and an overall reduction in other miscellaneous expenses as the company focused time and resources on raising capital.

During the three-month period and nine-month period ended September 2018, the company recognized a gain on sale of Excellagen technology to Olaregen in the amount of $650,000, which also represented the cash proceeds on the sale.

Other income/expense increased for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018 by $37,363 or 298.6% primarily as a result of accounts payable forgiveness settlement agreements totaling $35,985, with certain vendors as a part of the pre-financing restructuring efforts of the company. The increase in other income was offset by an increase in interest expense for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018 by $1,651 primarily as a result of an increase in the notes payable of $120,000 received from Nostrum in September 2019, which bears an interest at 6% per annum.

For the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

The following tables sets forth our results of operations for the three-month period ended March 31, 2018 and 2017, and the relative dollar and percentage change between the two periods.

	Three Months March 31,		Change (2018 to 2017)
	2018	2017	($)%
Operating Expenses:
Research and development	$62,767	$130,762	(67,995)	(52.0)%
Selling, general and administrative	234,630	522,565	(287,935)	(55.1)%
Total Operating Expenses	297,397	653,327	(355,930)	(54.5)%
Loss from Operations	(297,397)	(653,327)	355,930	(54.5)%
Other Income (Expense):
Interest Expense	(7,927)	(1,956)	(5,970)	305.1%
Total Other Income (Expense)	(7,927)	(1,956)	(5,970)	305.1%
Net Loss	(305,324)	(655,283)	349,959	(53.4)%
Net Loss attributable to the non-controlling interest	(29,351)	(75,160)	45,809	(60.9)%
Net Loss attributable to the controlling interest	(275,973)	(580,123)	304,150	(52.4)%

Research and development expense decreased for the three-month period ended March 31, 2018 compared to three-month period ended March 31, 2017 by $67,995 or 52.0% primarily due to a decrease in clinical trial expenses as a result of the Company focusing available resources and time on raising capital for the ongoing development of the Generx product and restructuring the business to sell all other assets and technology that the Company restructured as non-core products.

Selling, general and administrative expenses decreased for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017 by $287,935 or 55.1% due to a decrease in employee salaries and benefits of approximately $72,280 as a result of a decrease in headcount and reduced legal and other professional fees as a result of the Company’s decision to suspend SEC filings beginning in 2017 of approximately $145,000 and a decrease in general office expenses, insurances costs and travel costs of approximately $66,000.

Other income/expense increased for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017 by $5,970 or 305.1% primarily as a result of an increase in the notes payable during the third and fourth quarter of 2017, resulting in an increase in interest expense.

For the Three Months and Six Months Ended June 30, 2018 compared to the Three Months and Six Months Ended June 30, 2017

The following tables sets forth our results of operations for the three-month period and six-month ended June 30, 2018 and 2017, and the relative dollar and percentage change between the two periods.

	Three Months June 30,		Change (2018 to 2017)		Six Months June 30,		Change (2018 to 2017)
	2018	2017	($)%		2018	2017	($)%
Operating Expenses:
Research and development	$63,049	$66,182	(3,133)	(4.7)%	$125,816	$196,944	(71,128)	(36.1)%
Selling, general and administrative	267,629	389,387	(121,758)	(31.3)%	502,259	911,952	(409,693)	(44.9)%
Total Operating Expenses	330,678	455,569	(124,891)	(27.4)%	628,075	1,108,896	(480,821)	(43.4)%
Loss from Operations	(330,678)	(455,569)	(124,891)	(27.4)%	(628,075)	(1,108,896)	480,821	(43.4)%
Other Income (Expense):
Interest Expense	(9,097)	(4,709)	(4,389)	93.2%	(17,025)	(6,666)	(10,359)	155.4%
Total Other Income (Expense)	(9,097)	(4,709)	(4,389)	93.2%	(17,025)	(6,666)	(10,359)	155.4%
Net Loss	(339,775)	(460,278)	120,503	(26.2)%	(645,099)	(1,115,561)	470,462	(42.2)%
Net Loss attributable to the non-controlling interest	(27,568)	(42,785)	15,217	(35.6)%	(56,919)	(117,945)	61,026	(51.7)%
Net Loss attributable to the controlling interest	(312,207)	(417,493)	105,286	(25.2)%	(588,180)	(997,616)	409,436	(41.0)%

Research and development expense for the three months ended June 30, 2018 compared with the three months ended June 30, 2017 remained consistent and for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 decreased $71,128 or 36.1%. The decrease is primarily related to a decrease in clinical trial expenses of $63,028, decrease in employee salaries and benefits of approximately $6,357 and a decrease in other miscellaneous expenses such as travel and supplies.

Selling, general and administrative expenses for the three months ended June 30, 2018 compared with the three months ended June 30, 2017 decreased $121,758 or 31.3%. The decrease is related to a decrease in employee salaries and benefits of $58,941 due to a decrease in employer taxes and employee benefits due the Company reducing costs in 2018 and deferring the payment of salaries and wages in order to preserve cash and resources to raise additional capital for the Company. The Company also reduced legal and other professional fees as a result of the Company’s decision to suspend SEC filings beginning in 2017 of approximately $103,000. The decrease in expense was offset by an increase in consulting costs of approximately $80,000 related to raising capital funds for the ongoing operations of the Company.

Selling, general and administrative expenses for the six-month period ended June 30, 2018 compared with the three- month period ended June 30, 2017 decreased $409,693 or 44.9%. The decrease is related to a reduction in employee salaries and benefits of $129,687 due to a decrease in headcount, employer related payroll taxes and health benefit costs and a decrease of $383,144 related to reduced legal and other professional fees as a result of the Company’s decision to suspend SEC filings and other legal costs related to the development of non-core products, decrease in sales and marketing expenses, insurance costs and other general office expenses as the Company reduced all discretionary spending. These decreases were offset by an increase in consulting costs of approximately $105,435 to raise capital funds for the ongoing operations and development of Generx.

Interest expense increased for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017 by $4,389 or 93.2% and by $10,359 or 155.4% for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017 due to an increase in the note payable during the third and fourth quarter of 2017 of approximately $155,000.

For the Three Months and Nine Months Ended September 30, 2018 compared to the Three Months and Nine Months Ended September 30, 2017

The following tables sets forth our results of operations for the three-month period and Nine-month ended September 30, 2018 and 2017, and the relative dollar and percentage change between the two periods.

	Three Months September 30,		Change (2018 to 2017)		Nine Months September 30,		Change (2018 to 2017)
	2018	2017	($)%		2018	2017	($)%
Operating Expenses:
Research and development	$66,442	$61,271	5,171	8.4%	$192,258	$258,215	(65,957)	(25.5)%
Selling, general and administrative	207,279	351,173	(143,894)	(41.0)%	709,538	1,263,125	(553,587)	(43.8)%
Total Operating Expenses	273,721	412,444	(138,723)	(33.6)%	901,796	1,521,340	(619,545)	(40.7)%
Gain on sale of assets and technology	(650,000)	—	650,000	100.0%	(650,000)	—	(650,000)	100.0%
Income (Loss)from Operations	(376,279)	(412,444)	36,165	(8.8)%	(251,796)	(1,521,340)	1,269,545	(83.4)%
Other Income (Expense):
Interest Expense	(12,603)	(6,414)	(6,189)	96.5%	(29,627)	(13,080)	(16,548)	126.5%
Total Other Income (Expense)	(12,603)	(6,414)	(6,189)	96.5%	(29,627)	(13,080)	(16,548)	126.5%
Net income(Loss)	363,676	(418,858)	782,534	(186.8)%	(281,423)	(1,534,420)	1,252,997	(81.7)%
Net Loss attributable to the non-controlling interest	(31,675)	(43,536)	11,861	(27.2)%	(88,594)	(161,482)	72,888	(45.1)%
Net Loss attributable to the controlling interest	395,351	(375,322)	770,673	(205.3)%	(192,829)	(1,372,938)	1,180,109	(86.0)%

Research and development expenses for the three-month period ended September 30, 2018 compared to the three- month period ended September 30, 2017 increased by $5,171 or 8.4% which is primarily related to an increase in the cost of Generx product storage and other clinical supplies of $3,525 and an increase in other miscellaneous expenses of $1,218.

Research and development expenses for the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017 decreased $65,957 or 25.5% to a decrease in employee benefit costs as the employer portion of health benefits was reduced by $7,464 and a reduction of clinical trial expenses of $57,302 as the Company stopped research and development activity on non-core technology product and re-directed resources to the development of Generx and capital funding for the Company’s ongoing operations.

Selling, general and administrative expenses for the three-month period ended September 30, 2018 compared to the three-month period ended September 30, 2017 decreased $143,894 or 41% due to a decrease in salary and benefit costs as the two of the Company’s employees moved from full-time to part-time on a temporary basis and there was a reduction in headcount by one employee.

Selling, general and administrative expenses for the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017 decreased $553,587 or 43.8% due to a decrease in salary and benefit costs of $173,400 as the Company’s overall headcount was reduced by one employee and two employees who moved from full-time employees to part-time employees, reduction of legal and professional fees of approximately $460,000 as a result of the Company’s decision to suspend SEC filings, decrease in sales and marketing expenses, insurance costs and other general office expenses as the Company reduced all discretionary spending. These decreases were offset by an increase in consulting costs of approximately $80,000 to raise capital funds for the ongoing operations and development of Generx.

During the three-month period and nine-month period ended September 2018, the company recognized a gain on sale of Excellagen technology to Olaregen in the amount of $650,000, which also represented the cash proceeds on the sale.

Interest expense increased $6,189 or 96.5% for the three-month period ended September 30, 2018 compared to the three-month period ended September 30, 2017 and $16,548 or 126.5% for the six-month period ended September 30, 2018 compared to the six-month period ended September 30, 2017 as a result of an increase of $130,000 in the note payable in the fourth quarter of 2017, thereby increasing the interest expense.

For the Three Months and Six Months Ended June 30, 2017 compared to the Three Months and Six Months Ended June 30, 2016

The following tables sets forth our results of operations for the three-month period and six-month ended June 30, 2017 and 2016, and the relative dollar and percentage change between the two periods.

	Three Months June 30,		Change (2017 to 2016)		Six Months June 30,		Change (2017 to 2016)
	2017	2016	($)%		2017	2016	($)%
Operating Expenses:
Research and development	$66,182	$78,863	(12,681)	(16.1)%	$196,944	$162,197	34,747	21.4%
Selling, general and administrative	389,387	531,464	(142,077)	(26.7)%	911,952	872,133	39,819	2.0%
Total Operating Expenses	455,569	610,327	(154,758)	(25.4)%	1,108,896	1,034,330	74,566	7.2%
Loss from Operations	(455,569)	(610,327)	154,758	(25.4)%	(1,108,896)	(1,034,330)	(74,566)	7.2%
Other Income (Expense):
Interest Expense	(4,709)	(2,893)	1,816	62.8%	(6,665)	(5,466)	1,200	22.0%
Total Other Income (Expense)	(4,709)	(2,893)	1,816	62.8%	(6,665)	(5,466)	1,200	22.0%
Net Loss	(460,278)	(613,220)	152,942	(24.9)%	(1,115,561)	(1,039,796)	(75,765)	7.3%
Net Loss attributable to the non-controlling interest	(42,785)	—	(42,785)	(100.0)%	(117,945)	—	(117,945)	(100.0)%
Net Loss attributable to the controlling interest	(417,493)	—	(417,493)	(100.0)%	(997,616)	—	(997,616)	(100.0)%

Research and development expense decreased by $12,681 or 16.1% for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016 as the Company started to reduce discretionary spending in 2017 in order to conserve cash and focus on capital funding for the ongoing operations of the Company and to re-focus research and development efforts on the development of Generx, while selling products being developed by the Company.

Selling, general and administrative expenses decreased for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016 by $142,077 or 26.7% as a result of the Company decision to suspend SEC filings, therefore reducing legal and professional costs and reducing discretionary spending, therefore reducing sales and marketing expenses and insurance costs.

Interest expense increased $1,816 or 62.8% for the three-month period ended June 30, 2017 compared to June 30, 2016 and by $1,200 for the six-month period ended June 30, 2018 compared to June 30, 2017 as a result of an increase in the note payable in 2017, therefore increasing the accrued interest each month on the note payable.

For the Three Months and Nine Months Ended September 30, 2017 compared to the Three Months and Nine Months Ended September 30, 2016

The following tables sets forth our results of operations for the three-month period and Nine-month ended September 30, 2017 and 2016, and the relative dollar and percentage change between the two periods.

	Three Months September 30,		Change (2017 to 2016)		Nine Months September 30,		Change (2017 to 2016)
	2017	2016	($)%		2017	2016	($)%
Operating Expenses:
Research and development	$61,271	$128,698	(67,427)	(52.4)%	$258,215	$290,895	(32,680)	(11.2)%
Selling, general and administrative	351,173	887,241	(536,068)	(60.4)%	1,263,125	1,762,375	(499,250)	(28.3)%
Total Operating Expenses	412,444	1,015,939	(603,495)	(59.4)%	1,521,340	2,053,270	(531,929)	(25.9)%
Loss from Operations	(412,444)	(1,015,939)	603,495	(59.4)%	(1,521,340)	(2,053,270)	531,929	(25.9)%
Other Income (Expense):
Interest Expense	(6,414)	(7,413)	999	(13.5)%	(13,080)	(9,878)	3,202	32.4%
Total Other Income (Expense)	(6,414)	(7,413)	999	(13.5)%	(13,080)	(9,878)	3,202	32.4%
Net Loss	(418,858)	(1,023,352)	604,494	(59.1)%	(1,534,420)	(2,063,148)	528,728	(25.6)%
Net Loss attributable to the non-controlling interest	(43,536)	(19,460)	(24,076)	100.0%	(161,482)	(19,460)	(161,482)	100.0%
Net Loss attributable to the controlling interest	(375,322)	(1,003,892)	(375,322)	100.0%	(1,372,938)	(2,043,688)	(1,372,938)	100.0%
Deemed dividend on preferred stock	—	782,879	(782,879)	(100.0)%	—	782,879	(782,879)	(100.0)%
Net loss applicable to common stockholders	—	(1,806,231)	1,806,231	(100.0)%	—	(2,846,027)	2,846,027	(100.0)%

Research and development expense decreased for the three-month period ended September 30, 2017 compared to September 30, 2016 by $67,427 or 52.4% and decreased for the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016 by $32,680 or 11.2% as a result of a reduction in clinical trial expenses, supplies and other related discretionary expenses as the Company started to focus resources to raising capital for the Company’s on-going operations and restructure research and development activities away from non-core products to Generx, the Company’s core product.

Selling, general and administrative expenses decreased $536,068 or 60.4% for the three-month period ended September 30, 2017 compared to the three-month period ended September 30, 2016 and decreased $499,250 or 28.3% for the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016, due to a decrease in legal and professional expenses due to the Company’s decision to suspend SEC filings, while the Company focused efforts on raising capital for the ongoing operations of the Company and due to a decrease in all discretionary spending in 2017.

Interest expense decreased $999 or 13.5% for the three-month period ended September 30, 2017 compared to the three-month period ended September 30, 2016 as a result of a lower interest rate on the outstanding interest-bearing payables of the Company and increased by $3,202 for the nine-month period ended September 30, 2017 compared to September 30, 2016 as a result of an increase in the note payable in 2017, therefore increasing the accrued interest each month on the note payable.

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2019	June 30, 2019	March 31, 2019
Assets
Current assets:
Cash	$37,258	$319	$4,405

Prepaid expenses and other assets	16,763	12,542	13,660
Total current assets	54,021	12,861	18,065
Property and equipment, net	12,988	28,930	44,873

Total other assets	12,988	28,930	44,873
Total assets	$67,009	$41,791	$62,938
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,864,149	$1,897,165	$1,866,814
Accrued liabilities	3,349,698	3,237,398	3,042,009
Advances from officer	749,025	778,625	779,684
Notes payable-Current	265,430	257,113	248,885
Deferred rent	2,098	4,820	7,543
Total current liabilities	6,230,400	6,175,121	5,944,935

Notes payable-Long term	120,395	—
Deferred rent	—	—	—
Total liabilities	6,350,796	6,175,121	5,944,935
Commitments and contingencies	—	—
Stockholders’ deficit:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 790 on September 30, 2019, June 30, 2019, and March 31, 2019, with liquidation preferences of $790,000	—	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 14,489,399 on September 30, 2019, June 30, 2019, and on March 31, 2019.	1,449	1,449	1,444
Common stock issuable	600,000	600,000	600,000
Additional paid-in capital	114,020,581	114,020,581	114,020,586
Accumulated deficit	(120,362,371)	(120,231,704)	(120,005,335)
Total controlling interest	(5,740,341)	(5,609,674)	(5,383,304)
Non-controlling interest	(543,446)	(523,657)	(498,693)
Total stockholders’ deficit	(6,283,787)	(6,133,331)	(5,881,998)
Total liabilities and stockholders’ deficit	$67,009	$41,791	$62,938

GENE BIOTHERAPEUTICS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses
Research and development	$63,379	$62,767
Selling, general and administrative	179,599	234,630
Total operating expenses	242,978	297,397
Loss from operations	(242,978)	(297,397)
Other expenses:
Interest expense	(10,129)	(7,927)
Net loss	$(253,107)	$(305,324)
Net loss attributable to the non-controlling interest	(26,738)	(29,351)
Net loss attributable to the controlling interest	$(226,369)	$(275,973)
Net loss attributable to controlling interest per share:
Basic and diluted	(0.02)	(0.02)
Weighted average common shares outstanding	14,473,967	14,393,822

GENE BIOTHERAPEUTICS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$60,355	$63,049	$123,734	$125,816
Selling, general and administrative	180,473	267,629	360,072	502,259
Total operating expenses	240,828	330,678	483,806	628,075
Loss from operations	(240,828)	(330,678)	(483,806)	(628,075)
Other expenses:
Interest expense	(10,504)	(9,097)	(20,633)	(17,024)
Net loss	$(251,332)	$(339,775)	$(504,440)	$(645,099)
Net loss (income) attributable to the non-controlling interest	(24,963)	(27,568)	(51,701)	(56,919)
Net loss (income) attributable to the controlling interest	$(226,369)	$(312,207)	(452,739)	(588,180)
Net loss attributable to controlling interest per share:
Basic and diluted	(0.02)	(0.02)	(0.03)	(0.04)
Weighted average common shares outstanding	14,489,399	14,399,320	14,481,726	14,414,138

GENE BIOTHERAPEUTICS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$61,443	$66,442	$185,177	$192,258
Selling, general and administrative	114,047	207,279	474,119	709,538
Total operating expenses	175,490	273,721	659,296	901,796
Gain on sale of assets and technology	—	(650,000)	—	(650,000)
Income (loss) from operations	(175,490)	376,279	(659,296)	(251,796)
Other income (expenses):
Gain on account payable forgiveness	35,985		35,985
Interest expense	(10,952)	(12,603)	(31,585)	(29,628)
Net loss	$(150,457)	$(363,676)	$(654,896)	$(281,423)
Net loss (income) attributable to the non-controlling interest	(19,789)	(31,675)	(71,490)	(88,594)
Net loss (income) attributable to the controlling interest	$(130,667)	$395,351	(583,406)	(192,829)
Net loss per share – Basic and diluted
Net loss per share – Basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.01)
Weighted average common shares outstanding	14,489,399	14,433,843	14,484,311	14,428,246

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2018	June 30, 2018	March 31, 2018
Assets
Current assets:
Cash	$166,505	$24,873	$809

Prepaid expenses and other assets	33,213	23,475	11,898
Total current assets	199,718	48,348	12,708
Property and equipment, net	76,757	92,133	108,075

Total other assets	76,757	92,133	108,075
Total assets	$276,475	$140,481	$120,783
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,828,431	$1,860,818	$1,883,765
Accrued liabilities	2,677,259	2,817,884	2,459,309
Advances from officer	882,937	943,627	1,004,343
Notes payable-current	232,431	224,113	217,253
Deferred rent	12,987	15,285	17,583
Total current liabilities	5,634,045	5,861,727	5,582,253

Notes payable-long term	—	—	—
Deferred rent	—	—	—
Total liabilities	5,634,045	5,861,727	5,582,253
Commitments and contingencies	—	—	—
Stockholders’ deficit:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 800 on September 30, 2018, and June 30, 2018, and 806 on March 31, 2018, with liquidation preferences of $800,000, $800,000, and $806,000 respectively	—	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 14,433,843 on September 30, 2018, and June 30, 2018, and 14,398,544 on March 31, 2018	1,443	1,443	1,439
Common stock issuable	600,000	600,000	600,000
Additional paid-in capital	114,020,587	114,020,587	113,940,591
Accumulated deficit	(119,536,913)	(119,932,264)	(119,620,056)
Total controlling interest	(4,914,883)	(5,310,233)	(5,078,026)
Non-controlling interest	(442,688)	(411,013)	(383,445)
Total stockholders’ deficit	(5,357,570)	(5,721,246)	(5,461,470)
Total liabilities and stockholders’ deficit	$276,475	$140,481	$120,783

GENE BIOTHERAPEUTICS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses
Research and development	$62,767	$130,762
Selling, general and administrative	234,630	522,565
Total operating expenses	297,397	653,327
Loss from operations	(297,397)	(653,327)
Other expenses:
Interest expense	(7,927)	(1,956)
Net loss	$(305,324)	$(655,283)
Net loss attributable to the non-controlling interest	(29,351)	(75,160)
Net loss attributable to the controlling interest	$(275,973)	$(580,123)
Net loss attributable to controlling interest per share:
Basic and diluted	(0.02)	(0.05)
Weighted average common shares outstanding	14,393,822	14,053,266

GENE BIOTHERAPEUTICS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses
Research and development	$63,049	$66,182	$125,816	$196,944
Selling, general and administrative	267,629	389,387	502,259	911,952
Total operating expenses	330,678	455,569	628,075	1,108,896
Loss from operations	(330,678)	(455,569)	(628,075)	(1,108,896)
Other income (expenses):
Interest expense	(9,097)	(4,709)	(17,024)	(6,665)
Total other income (expenses)	(9,097)	(4,709)	(17,024)	(6,665)
Net loss	$(339,775)	$(460,278)	$(645,099)	$(1,115,561)
Net loss (income) attributable to the non-controlling interest	(27,568)	(42,785)	(56,919)	(117,945)
Net loss (income) attributable to the controlling interest	$(312,207)	$(417,493)	(588,180)	(997,616)
Net loss attributable to controlling interest per share:
Basic and diluted	(0.02)	(0.02)	(0.04	(0.02)
Weighted average common shares outstanding	14,399,320	14,355,962	14,414,138	14,314,980

GENE BIOTHERAPEUTICS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses
Research and development	$66,442	$61,271	$192,258	$258,215
Selling, general and administrative	207,279	351,173	709,538	1,263,125
Total operating expenses	273,721	412,444	901,796	1,521,340
Gain on sale of assets and technology	(650,000)	—	(650,000)	—
Income (Loss) from operations	376,279	(412,444)	(251,796)	(1,521,340)
Other expenses:
Interest expense	(12,603)	(6,414)	(29,628)	(13,080)
Net income (loss)	$363,676	$(418,858)	$(281,423)	$(1,534,420)
Net income (loss) attributable to the non-controlling interest	31,675	(43,536)	(88,594)	(161,482)
Net loss attributable to the controlling interest	395,351	(375,322)	(192,829)	(1,372,938)
Net loss per share – Basic and diluted
Net loss per share – Basic and diluted	$(0.03)	$(0.03)	$(0.01)	$(0.03)
Weighted average common shares outstanding	14,433,843	14,373,544	14,428,246	14,283,709

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2017	June 30, 2017
Assets
Current assets:
Cash	$3,135	$14,970

Prepaid expenses and other assets	15,530	37,721
Total current assets	18,664	52,691
Property and equipment, net	139,960	155,902

Other long—term assets	11,766	11,766
Total other assets	151,726	167,668
Total assets	$170,390	$220,359
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,817,662	$1,719,070
Accrued liabilities	2,017,017	1,789,517
Advances from officer	1,061,196	1,044,545
Notes payable-Current	76,387	47,515
Deferred rent	—	—
Total current liabilities	4,972,262	4,600,648

Notes payable-Long term	—	—
Deferred rent	21,413	24,137
Total liabilities	4,993,675	4,624,785
Commitments and contingencies	—	—
Stockholders’ deficit:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 811 on September 30, 2017, and June 30, 2017, with liquidation preferences of $811,000	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 14,373,544, on September 30, 2017, and on June 30, 2017	1,437	1,437
Common stock issuable	600,000	600,000
Additional paid-in capital	113,398,158	113,441,695
Accumulated deficit	(118,509,667)	(118,177,882)
Total controlling interest	(4,510,072)	(4,134,750)
Non-controlling interest	(313,213)	(269,676)
Total stockholders’ deficit	(4,823,285)	(4,404,426)
Total liabilities and stockholders’ deficit	$170,390	$220,359

GENE BIOTHERAPEUTICS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$66,182	$78,863	$196,944	$162,197
Selling, general and administrative	389,387	531,464	911,952	872,133
Total operating expenses	455,569	610,327	1,108,896	1,034,330
Loss from operations	(455,569)	(610,327)	(1,108,896)	(1,034,330)
Other income (expenses):
Interest expense	(4,709)	(2,893)	(6,665)	(5,466)
Gain on sale of assets and technology
Total	(4,709)	(2,893)	(6,665)	(5,466)
Net loss	$(460,278)	$(613,220)	$(1,115,561)	$(1,039,796)
Net loss (income) attributable to the non-controlling interest	(42,785)	—	(117,945)	—
Net loss (income) attributable to the controlling interest	$(417,493)	$—	(997,616)	—
Net loss attributable to controlling interest per share:
Basic and diluted	(0.02)	(0.05)	(0.02)	(0.08)
Weighted average common shares outstanding	14,355,962	13,191,725	14,314,980	13,191,725

GENE BIOTHERAPEUTICS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$61,271	$128,698	$258,215	$290,895
Selling, general and administrative	351,173	887,241	1,263,125	1,762,375
Total operating expenses	412,444	1,015,939	1,521,340	2,053,270
Loss from operations	(412,444)	(1,015,939)	(1,521,340)	(2,053,270)
Other income (expenses):
Interest expense	(6,414)	(7,413)	(13,080)	(9,878)
Net loss	$(418,858)	$(1,023,352)	$(1,534,420)	$(2,063,148)
Net loss (income) attributable to the non-controlling interest	(43,536)	(19,460)	(161,482)	(19,460)
Net loss (income) attributable to the controlling interest	$(375,322)	$(1,003,892)	$(1,372,938)	$(2,043,688)
Deemed dividend on preferred stock	—	782,879	—	782,879
Net loss applicable to common stockholders	—	(1,806,231)	—	(2,846,027)
Net loss per share – Basic and diluted
Net loss per share – Basic and diluted	$(0.01)	$(0.14)	$(0.03)	$(0.21)
Weighted average common shares outstanding	14,373,544	13,312,777	14,283,709	13,232,422

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Gene Biotherapeutics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gene Biotherapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit and cash flows, for each of the three years in the period ended December 31, 2019, 2018, and 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, 2018, and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company had recurring operating losses since its inception and has historically been dependent on raising capital from external sources in order to fund its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2012.

Houston, TX

April 23, 2021

GENE BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018	2017
Assets
Current assets:
Cash	$400	$82,115	$48,989

Prepaid expenses and other assets	32,395	18,965	25,000
Total current assets	32,795	101,080	73,989
Property and equipment, net	2,640	60,815	124,017

Other long—term assets	—	—	11,767
Total other assets	2,640	60,815	135,784
Total assets	$35,435	$161,895	$209,773
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$967,126	$1,857,951	$1,870,215
Accrued liabilities	2,796,689	2,856,634	2,244,517
Advances from officer	725,425	825,187	1,019,804
Notes payable-Current	273,749	240,749	211,503
Deferred rent	—	10,265	9,616
Total current liabilities	4,762,989	5,790,786	5,355,655

Notes payable-Long term	122,209	—	—
Deferred rent	—	—	10,265
Total liabilities	4,885,198	5,790,786	5,365,920
Commitments and contingencies	—	—	—
Stockholders’ deficit:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 790 on December 31, 2019, 800 on December 31, 2018 and 811 on December 31, 2017, with liquidation preferences of $790,000, $800,000, and 811,000.	—	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 14,489,399 on December 31, 2019, 14,433,843 on December 31, 2018 and 14,373,544 on December 31, 2017	1,449	1,444	1,438
Common stock issuable	600,000	600,000	600,000
Additional paid-in capital	114,020,581	114,020,586	113,940,592
Accumulated deficit	(118,912,290)	(119,778,965)	(119,344,084)
Total controlling interest	(4,290,260)	(5,156,935)	(4,802,054)
Non-controlling interest	(559,503)	(471,956)	(354,093)
Total stockholders’ deficit	(4,849,763)	(5,628,891)	(5,156,147)
Total liabilities and stockholders’ deficit	$35,435	$161,895	$209,773

The accompanying notes are an integral part of these consolidated financial statements.

GENE BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
Operating expenses
Research and development	$243,453	$255,394	$344,976
Selling, general and administrative	593,549	907,836	1,781,309
Total operating expenses	837,002	1,163,230	2,126,285
Gain on sale of assets and technology	—	(650,000)	(50,000)
Income (loss) from operations	(837,002)	(513,230)	(2,076,285)
Other Income (expenses):
Gain on forgiveness of accounts payable	1,659,917	—	—
Interest expense	(43,787)	(39,514)	(20,219)
Total other Income (expenses)	1,616,130	(39,514)	(20,219)
Net Income (loss)	779,128	(552,744)	(2,096,504)
Net Income (loss) attributable to the non-controlling interest	(87,547)	(117,863)	(202,362)
Net (Loss) attributable to the controlling interest	$866,675	$(434,881)	$(1,894,142)
Net loss per share—basic and diluted	$0.05	$(0.03)	$(0.13)
Weighted average number of common shares outstanding – basic and diluted	14,485,604	14,415,418	14,290,416

The accompanying notes are an integral part of these consolidated financial statements.

GENE BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

	Controlling Interest
			Series A
			Convertible		Common	Additional	Controlling	Non-
	Common Stock		Preferred Stock		Stock	Paid-In-	Interest	Controlling	Deficit
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interest	Total
Balance—December 31, 2016	13,723,544	$1,373	928	$—	$600,000	$113,710,631	$(117,449,942)	$(151,731)	$(3,289,669)
Issuance of common stock on conversion of preferred stock	650,000	65	(117)	—		(65)			—
Stock-based compensation						803			803
Issuance of warrants to purchase common shares						229,223			229,223

Non-controlling interest								(202,362)	(202,362)
Net loss							(1,894,142)		(1,894,141)
Balance—December 31, 2017	14,373,544	$1,438	811	$—	$600,000	$113,940,592	$(119,344,084)	$(354,093)	$(5,156,146)
Issuance of common stock on conversion of preferred stock	60,299	$6	(11)	$		$(6)			—
Issuance of warrants to purchase common shares						80,000			80,000
Non-controlling interest								(117,863)	(117,863)
Net loss							(434,881)		(434,881)
Balance—December 31, 2018	14,433,843	$1,444	800	—	$600,000	$114,020,586	$(119,778,965)	$(471,956)	$(5,628,890)
Issuance of common stock on conversion of preferred stock	55,556	5	(10)	—		(5)		—	—
Non-controlling interest				—				(87,547)	(87,547)
Net income							866,675		866,674
Balance—December 31, 2019	14,489,399	$1,449	790	$—	$600,000	$114,020,581	$(118,912,290)	$(559,503)	$(4,849,763)

The accompanying notes are an integral part of these consolidated financial statements.

GENE BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net Income (loss)	$779,128	$(552,744)	$(2,096,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,175	63,202	66,087
Deferred rent amortization	(10,265)	(9,616)	(18,883)
Gain on forgiveness of accounts payable	(1,659,917)	—	—
Stock-based compensation	—	—	803
Warrants issued in exchange for services	—	80,000	229,223
Gain on sale of assets and technology	—	(650,000)	(50,000)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(25,971)	18,576	35,427
Deposits	12,541	(774)	—
Accounts payable	77,511	(12,263)	197,151
Accrued liabilities	(631,636)	612,116	574,308
Net cash from (used in) operating activities	(137,162)	(451,503)	(1,062,388)
Cash Flows from Investing Activities
Proceeds on sale or transfer of assets and technology	—	650,000	—
Net cash provided from investing activities		650,000
Cash Flows from Financing Activities
Proceeds (Payments) from officer’s loan	(99,762)	(194,617)	(30,523)
Proceeds on issuance of notes payable	155,209	29,246	211,503
Net cash provided by financing activities	55,447	(165,371)	180,980
Net increase (decrease) in cash and cash equivalent	(81,715)	33,126	(881,408)
Cash and cash equivalents at beginning of year	82,115	48,989	930,397
Cash and cash equivalents at end of year	$400	$82,115	$48,989
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,716	$10,269	$8,578
Cash paid for income taxes	$—	$—	$—
Supplemental noncash investing activities:
Transfer of assets and technology in exchange for consulting services	—	—	$50,000

The accompanying notes are an integral part of these consolidated financial statements

GENE BIOTHERAPEUTICS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Liquidity

Organization

Gene Biotherapeutics, Inc. was initially incorporated in Delaware in December 2003. The Company is a clinical stage biotechnology company focused on pre-clinical, clinical and commercialization of angiogenic gene therapy biotherapeutics for strategic niche markets, primarily for the treatment of cardiovascular disease. The technology platform is designed to biologically activate the human body’s innate angiogenic healing process to stimulate the growth of microvascular networks for patients with ischemic cardiovascular, cerebral, and other medical conditions and diseases, as well as for advanced tissue engineering applications.

The Company’s current business is focused exclusively on the development of Generx, a gene therapy product candidate targeted for men and women with advanced ischemic heart disease and refractory angina, through its equity-based investment Angionetics which is an 85% owned subsidiary. The Company has received FDA approval and FAST Track Status for a Phase 3 clinical trial. The Company does not currently have any other products or other product candidates and has not generated any revenues from operations for the years ended December 31, 2019, 2018 and 2017.

Liquidity and Going Concern

As of December 31, 2019, the Company had $400 in cash and cash equivalents. The Company’s working capital deficit on December 31, 2019 was $4,730,194 and the Company has incurred recurring losses and has an accumulated deficit of $118,912,290. During the years ended December 31, 2019, 2018 and 2017, the Company used approximately $137,162, 451,303 and used $1,062,388 of cash in its operating activities, respectively.

The Company’s primary source of capital is from proceeds from sales of its equity securities and in 2018 included the sale of Excellagen generating cash of $650,000 plus potential royalty payment of 10% of all worldwide sales of Excellagen.

In July 2018, we sold our FDA-cleared Excellagen® product to Olaregen for aggregate consideration of up to $4,000,000. At closing, we received a cash payment of $650,000, the remaining to be paid as royalty payments of 10% of all worldwide sales of Excellagen outside of China, up to an additional $3,350,000. We retained rights to manufacture, market and sell Excellagen in Greater China, The Russian Federation, and the CIS.

In April 2020, after the period covered by this report, we transferred our residual rights in Excellagen to Shanxi in exchange for the release of any rights or claims in ownership interest in Gene Biotherapeutics. As a result, we no longer have an interest in Excellagen, other than the right to receive royalty payments from Olaregen totaling up to $3,350,000, based on monthly net sales of Excellagen worldwide, excluding Greater China, the Russian Federation, and countries in the CIS. In connection with this transaction, Shanxi agreed to apply previously funded $600,000 subscription payment in exchange for the rights to Excellagen in the Greater China, the Russian Federation and countries in the CIS, and Shanxi released any future rights or claims against us.

On April 10, 2020, after the period covered by this report, our Angionetics, Inc. subsidiary entered into the Shanxi License Agreement, granting Shanxi certain license rights with respect to our Generx product candidate. The distribution and license rights commence only after we obtain U.S. FDA approval for marketing and sale of Generx in the United States. The license rights include (a) a non-exclusive right to manufacture Generx products in China, and (b) an exclusive right to market and sell Generx products in Singapore, Macau, Hong Kong, Taiwan, any other municipality other than mainland China where Chinese (Mandarin or Cantonese) is the common language, the Russian Federation, and the CIS (i.e., Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, and Uzbekistan). The Shanxi License Agreement provides for a royalty ranging from 5% up to 10% based on the level of annual net sales of the Generx product sold by Shanxi in the licensed territory.

In advance of the capital investment in the Company by Nostrum, the Company began restructuring efforts with its vendors in 2019, resulting in the forgiveness of approximately $1,659,917 in vendor payables and $66,000 in first quarter of 2020. After the year ended December 31, 2019, in May 2020, the Company issued 1,700,000 Series B Preferred Stock for total cash consideration of $1,700,000.

The Company anticipates that negative cash flows from operations will continue for the foreseeable future and is dependent on equity and debt funding to finance operations. The Company currently does not have any credit facilities available or outstanding and if the Series A Convertible Preferred Stock are outstanding, the Company has agreed that it will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, incur any liens other than specified “Permitted Liens”.

The Company’s history of recurring losses and uncertainties as to whether operations will become profitable raises substantial doubt about its ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s principal business objectives are to advance the independent monetization and funding activities of our core products and technologies, with our Angionetics Inc. subsidiary being focused on the Generx angiogenic gene therapy product candidate.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue operations is dependent on the execution of management’s plans, which include the raising of additional capital through the equity and/or debt markets, until such time that funds provided by operations are sufficient to fund working capital requirements. Without additional capital the Company will not have sufficient sources resources for research, product development and sales and marketing efforts to bring Generx to commercialization. The consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, inventories, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these instruments.

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

The most significant estimates and critical accounting policies involve valuing warrants using option pricing models and determination of the valuation allowance for deferred tax assets.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its consolidated subsidiaries, Angionetics, Inc., Activation Therapeutics, Inc. and LifeAgain Insurance Solutions, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

The profit and losses of Angionetics are allocated among the controlling interest and the non-controlling interest in the same proportions as their ownership interests.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents for each of the years ended December 31, 2019, 2018 and 2017.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2019, 2018 and 2017, the Company had no cash and cash equivalent balances in excess of the federally insured limit of $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held.

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

Impairment of Long-Lived Assets

The Company assesses its property and equipment for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable. Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. The Company recognized no impairment losses during any of the periods presented in these financial statements.

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

Revenue Recognition

The Company’s revenue recognition accounting policy until December 31, 2017, prior to the adoption of the new revenue standard, FASB issued Accounting Standards (ASU 606- “Revenue from Contracts with Customers”).

The Company recognizes revenue from product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. These criteria are typically met when the risk of ownership and title passes to our customers. Up to the period ended December 31, 2017, the Company has not recognized revenue from product sales.

The Company’s revenue recognition accounting policy from January 1, 2018, following the adoption of the new revenue standard, ASU 606.

The Company’s products have not reached commercialization, accordingly revenue from product sales have not been recognized. For arrangements that include sales-based royalties, the Company recognizes revenue based on an assessment of the probability of achievement. There is considerable judgement involved in determining whether it is probable that royalties will be collected. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, the Company has not recognized revenue from product sales or for royalties.

Research and Development

Research and development expenditures, which are charged to operations in the period incurred, include costs associated with the design, development, testing and enhancement of products, regulatory fees, the purchase of laboratory supplies, and pre-clinical and clinical studies as well as salaries and benefits for research and development employees.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income(loss) in the years in which those temporary differences are expected to be recovered or settled. Due to the Company’s history of losses, a full valuation allowance has been recognized against the deferred tax assets.

The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination base on the technical merits of the position. For the year ended December 31, 2019, the Company had no material unrecognized tax benefits, and based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2019, 2018 and 2017, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes in unrecognized tax benefits within the next twelve months.

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

Tax positions that meet the more likely than not recognition threshold is measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes our tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with capital financing transactions. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside of its control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were included in the calculation of loss per common share for the years ended December 31, 2019. They were not included in the December 2018 or 2017 calculation of loss attributable to the controlling interest common stockholders per common share because their effect would be anti-dilutive.

As of December 31, 2019, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 14,811,333 shares of the Company’s common stock and 790 shares of convertible Series A preferred stock convertible into 4,388,819 shares of the Company’s common stock. As of December 31, 2018, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 14,811,333 shares of common stock and 800 shares of convertible Series A preferred stock convertible into 4,444,375 shares of common stock. As of December 31, 2017, potentially dilutive securities consisted of outstanding stock options and warrants to acquire 13,811,333 shares of common stock and 811 shares of convertible Series A preferred stock convertible into 4,504,674 shares of common stock.

Stock-Based Compensation

The Company recognizes the fair value of all share-based payment awards in the statement of operation over the requisite vesting period for each expected volatility, expected term, and risk-free interest rate.

The Company estimated the fair value of an option or warrant award on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards require the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, equity–based compensation could be materially different in the future. In addition, the Company has required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If actual forfeiture rate is materially different from the estimates, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

The Company recognized total stock-based compensation expense in the consolidated statements of operations of $803 which is included in general and administrative expenses during the year ended December 31, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services. ASU 2014-09 and all subsequent amendments (collectively, the “new standards”) may be applied using either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has adopted the standards beginning this first quarter of 2018 using the modified retrospective method. Overall, the timing or amounts related to the revenue recognition under the new standards did not differ from our previously applied revenue recognition policy. Our product revenues are recognized at a point in time, which is when control transfers to the customer. The Company has made an accounting policy election to treat shipping and handling activities that occur after the customer obtains control of the goods as fulfillment costs. There was no cumulative effect of applying the new standards as of the adoption date on January 1, 2018.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, the Company recognizes revenue based on an assessment of the probability of achievement of the milestones. There is considerable judgement involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company revaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements to the accounting for, and presentation and disclosure of financial statements. ASU No. 2016-01 requires that most equity investments be measured at fair value, with changes in fair value recognized in net income. The pronouncement also eliminated certain fair value disclosure requirements previously required under GAAP. The Company adopted this standard on January 1, 2019, which did not have a material impact on the financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. Under this new guidance, at the commencement date, lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. The Company will adopt the new guidance in the first quarter of fiscal 2020 and expect to use the modified retrospective approach and to elect certain practical expedients, with the cumulative effect of applying the new guidance recognized as an adjustment to opening retained earnings in the year of adoption. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this standard beginning January 1, 2019. The impact of the adoption of ASU No. 2016-15 did not have a material impact on the financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which amends the FASB Accounting Standards Codification to simplify the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. The guidance mandates the modified retrospective approach and is effective for annual and interim reporting periods beginning after December 31, 2018, with early adoption permitted. The Company adopted this ASU as of January 1, 2019 and the adoption did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. After the adoption of ASU No. 2018-13, an entity will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements; and for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements. The Company adopted ASU No. 2018-13 effective January 1, 2019. The adoption did not have a material impact on the Company’s financial statements.

Note 3—Disposal of Long-Lived Assets

In October 2017, the Company entered into an Agreement, for a minimum six-month period, with Landmark, a third-party corporate finance advisory and strategy consulting firm specializing in the life sciences and healthcare industries. Under the terms of the agreement, Landmark will assist with the sale of the Company’s non-strategic assets, including the Excellagen assets, the Company’s preferred stock equity interest in Healthy Brands Collective and LifeAgain advanced medical data analytics asset group. Landmark is also engaged to assist the Company with identifying potential parties and evaluating proposals for raising development equity capital and with opportunities to market and monetize the Generx technology platform. In exchange for the services rendered, the Company paid Landmark non-monetary consideration which included the assignment of the Company’s interest in Healthy Brands Collective, Nutra-Apps, and LifeAgain to Landmark covering Landmark’s unilateral right to effect transactions focused on the economic monetization or business mobilization by Landmark as initial retainer consideration. The Company shall have a right to receive 25% of any deal consideration that is received by Landmark for any amounts paid in excess of $50,000 during the 12 months following the execution of the Agreement. The Company determined the fair value of the consideration to be $50,000, representing the retainer fee that has been settled by transferring these group of assets. Accordingly, in October 2017, the Company recognized a gain on the transfer of assets in the amount of $50,000 and a prepaid asset, which was amortized to consulting expenses for the period from October 2017 to March 31, 2018.

In July 2018, Activation Therapeutics, the Company’s wholly owned subsidiary, entered into an asset purchase agreement (the “Excellagen Agreement”) and sold our Excellagen® flowable dermal matrix for wound healing technology to Olaregen for aggregate consideration of up to $4,000,000. At closing, the Company received a cash payment of $650,000, and is entitled to receive quarterly royalty payments equal to 10% of all worldwide sales of Excellagen, up to an additional $3,350,000. In addition, under the Excellagen Agreement, (1) the Company is entitled to receive a 2% royalty on net revenue of Excellagen-based products utilizing exosomes, (2) the Company is entitled to 25% of any consideration that may include, but not be limited to, the licensing fees, sale, strategic partnering, and royalties, that may be received from Olaregen.

The Company recognized a gain on the sale of the Excellagen® assets in the amount of $650,000 during its quarter ended September 30, 2018. The remaining $3,350,000 in additional consideration is payable at a rate of 10% on quarterly worldwide net sales recognized by Olaregen of Excellagen® product and will be recognized as a gain on sale of Excellagen assets in the period that Olaregen reports sales and collection is reasonably assured.

On April 10, 2020, subsequent to the date of this report, the Company’s Activation Therapeutics, Inc. subsidiary entered into the Shanxi Assignment Agreement pursuant to which the Company transferred all of its license rights to manufacture, use, market and sell Excellagen to Shanxi. The Company also assigned to Shanxi a Chinese patent that the Company received on Excellagen. As a result, the Company no longer has an interest in Excellagen, other than the right to the royalty payments from Olaregen.

Note 4—Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2019	2018	2017
Computer and telecommunication equipment	$12,902	$12,902	$12,902
Office equipment	5,871	5,871	5,871
Office furniture and equipment	7,396	7,396	7,396
Leasehold improvements	177,436	177,436	177,436
	203,605	203,605	203,605
Accumulated depreciation	(200,965)	(142,790)	(79,588)
Property and equipment, net	$2,640	$60,815	$124,017

Depreciation of property and equipment totaled $58,175, $63,202, and $66,087 for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 5—Accrued Liabilities

Accrued Liabilities consisted of the following:

	December 31,
	2019	2018	2017
Payroll and benefits	$2,667,717	$2,114,732	$1,555,815
Other	128,972	741,902	688,702
Total	$2,796,689	$2,856,634	$2,244,517

As of December 31, 2019, 2018 and 2017, the Company had unpaid salaries and benefits for current and former employees totaling $2,866,717, $2,288,732, and $1,555,815 which has been offset by cash advances paid to employees totaling $199,000, $174,000 and $nil, respectively.

In January 2020, all affected current and former employees agreed to defer their compensation, less applicable tax withholdings, upon the earliest to occur of (a) the FDA’s approval of Generx for marketing and sale in the U.S.; (b) the EMA approval of Generx for marketing and sale in the European Union and the United Kingdom; (c) the sale of Generx to an independent third party for an aggregate value equal to or greater than $35,000,000; (d) the Company’s entry into a strategic partnership that would facilitate a capital contribution equal to or greater than $35,000,000 for the purpose of supporting the clinical and commercial development of Generx; (e) the Company’s successful completion of a public or private equity offering for the issuance of its common stock equal to $35,000,000; or (f) at such other time, as our board of directors determines that the Company has the financial ability to make such payments without jeopardizing its ability to operate as a going concern.

Note 6—Advances from Related Party-Officer

As of December 31, 2019, 2018, and 2017, $725,425, $825,187, and $1,019,804, respectively, in net Company expenses incurred in the ordinary course of business have been paid by or with cash advanced by Christopher J. Reinhard, the Company’s Chief Executive Officer. These advances are non-interest bearing with no fixed terms of repayment. During the year ended December 31, 2019, 2018, and 2017, the Company repaid $99,762, $194,617, and $30,523, respectively. Subsequent to December 31, 2019, effective June 2020, the Company is repaying the advances from related party-officer in equal monthly installments of $20,000.

Note 7—Notes Payables

As of December 31, 2019, 2018, and 2017 $273,749, $240,749, and $211,503, respectively the company had notes payables and accrued interest outstanding. These notes accrue interest at 15% beginning May 13, 2018 and accrued interest at 10% from inception to May 13, 2018. These notes were accrued with no fix terms of repayment.

On September 10, 2019, the company issued a note payable to Nostrum in exchange for $120,000 in cash. This note bears interest at 6% per annum and the accrued interest and principal is due and payable on September 10, 2021. As of December 31, 2019, the total payable is $122,209 representing principal plus accrued interest.

Note 8—Commitments and Contingencies

Lease Commitments

On June 23, 2016, the Company entered into a thirty-eight-month lease agreement to lease office space commencing on September 30, 2016. The approximate base monthly rent in the first, second and third years is $3,500, $3,700, and $3,800, respectively. The base monthly rent in the final two months of the agreement is $3,900. The total base rent over the lease term equals $139,800. Subsequent to this reporting period, all amounts payable thereunder have been fully paid and the lease expired effective June 30, 2020.

On July 8, 2020, the Company entered a twenty-nine-month lease for approximately 3,039 square feet of office space in San Diego, California commencing on August 1, 2020. The monthly base rent is $6,685 and increases by three percent (3%) on each anniversary of the Commencement Date.

Future annual minimum rental payments under the leases are as follows:

Year Ending December 31,	Facilities (Operating Lease)
2020	$74,730
2021	81,228
2022	83,642
Total	$239,600

Rent expense including common area expenses, was $57,505, $51,461, and $45,331, for the years ended December 31, 2019, 2018 and 2017, respectively.

Contingencies

During 2019 and subsequent to the period ended December 31, 2019, the Company has entered into various restructuring efforts including the restructuring of certain payables with its vendors to pay certain amounts due contingent up on the receipt of FDA approval on Generx or contingent up on the FDA approval and commercial sales of Generx. Since it is not determinable when and if Generx will receive FDA approval and the Company will achieve commercial sales, the Company has reflected these re-negotiated amounts due as contingent liabilities where it is not determinable when and if the amounts will ultimately be paid. The total liabilities payable by the Company in the event of FDA approval is $172,449 and an additional amount totaling $225,000 is payable when commercial sales cumulatively reach $100 million for Generx. Since the Company does not know if FDA approval will be received for the Generx product, it is not determinable if and when this payment will be made by the Company. Accordingly, these amounts have been reported as a contingent liability and have not been included in accounts payable and accrued liabilities.

License Fees

Technology License Agreements

In October 2005, the Company completed a transaction with Schering AG Group, Germany (now part of Bayer AG) and related licensors, to certain patents covering (1) methods of gene therapy from the Regents of University of California (the (UC License Agreement); and (2) the DNA sequence for Fibroblast Growth Factor – 4 (FGF-4) from New York University (NYU License Agreement), for the transfer or license of certain assets and technology for potential use in treating ischemic and other cardiovascular conditions. Under the terms of the transaction, the Company paid Schering a $4 million fee, and would be required to pay a $10 million milestone payment upon the first commercial sale of each resulting product. The Company also may be obligated to pay the following future royalties to Schering: (i) 5% on net sales of an FGF-4 based product such as Generx, or (ii) 4% on net sales of other products developed based on technology transferred to Gene Biotherapeutics by Schering. The royalty rate is reduced to 2% on net sales for an FGF-4 based product following the expiration of the issued patients on a country-by-country basis. As of December 31, 2019, all such worldwide patients have expired.

As of October 31, 2019, the outstanding and unpaid amount due and payable under the UC License Agreement totaled $1,006,709. As part of the Company’s restructuring efforts, the Company and the University of California reached a settlement agreement in the amount of $172,449, payable as $100,000 in quarterly cash payments of $8,333, with the first payment commencing on June 15, 2020, and an additional lump sum payment of $72,449 payable upon FDA approval of Generx.

As of November 2019, the Company and the New York University reached an agreement to settle total amounts due under this agreement for $400,000 payable as follows: (1) $75,000 in six quarterly payments of $12,500 commencing June 15, 2020, with additional contingent payments will be due as follows (2) $100,000 payable upon FDA approval to market and sell Generx; and (3) an additional amount totaling $225,000 when commercial sales cumulatively reach $100 million for Generx.

The Company has not reflected the contingent amounts payable of $397,449 in the Consolidated Balance Sheet as the payable is contingent on FDA approval and commercialization of the product. Since it is not determinable when and if FDA approval will be received, it is not determinable if and when this payment will be made by the Company. Accordingly, these amounts have been reported as a contingent liability. As a result of these settlements, the agreements are deemed terminated and no further amounts and royalties are payable by the Company.

Legal Proceedings

During the course of our business, the Company is routinely involved in proceedings such as disputes involving goods or services provided by various third parties, which the Company does not consider likely to be material to the technology that the Company develops or licenses, or the products that the Company develops for commercialization, but which can result in costs and diversions of resources to pursue and resolve. In October 2014, the Company received a complaint filed by BioRASI in Broward County, Florida, seeking payments allegedly owed for services that BioRASI provided in connection with the Company’s clinical trial conducted in the Russian Federation. We filed counterclaims. On September 27, 2017, all parties to this action executed a mutual release settlement agreement with no monies awarded.

Note 9—Income Taxes

The Company files U. S. federal and state of California income tax returns. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2015 and 2016, respectively.

The Company has not filed its federal and state income tax returns for the years ended December 31, 2019, 2018 and 2017. Net operating losses for these years will not be available to reduce future taxable income until the returns are filed. The Company expects to file delinquent tax returns in the upcoming reporting periods and updated values will be disclosed in these following reporting periods. Assuming these returns are filed, the Company has net operating loss carryforwards for federal income tax purposes of approximately $109.6 million, $110.7 million, and $110.4 million as of December 31, 2019, 2018 and 2017, respectively. The Company has net operating loss carryforwards for state income tax purposes of approximately $72.3 million, $73.3 million, and $73.0 million as of December 31, 2019, 2018 and 2017, respectively. The net operating losses begin to expire in 2023 for federal income purposes and in 2028 for state income tax purposes, if unused. The federal net operating loss carryover includes $258,000 of net operating losses generated in 2018 and later. Federal net operating losses generated from 2018 onwards carryover indefinitely and may generally be used to offset up to 80% of future taxable income. The Company also has R&D tax credits available for federal and state purposes of $1.9 million and $2.0 million, respectively. The federal R&D credits will begin to expire December 31, 2035.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making their assessment. At present, the Company does not have a sufficient history of income to conclude that it is more-likely-than-not that the Company will be able to realize all of our tax benefits in the near future and therefore the Company has established a valuation allowance for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient evidence exists to support the reversal of any portion or all of the valuation. For the years ended December 31, 2019, 2018 and 2017 the change in the valuation allowance was $195,700, $174,400, and $15,826,490, respectively.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted. The 2017 Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 34 percent to 21 percent for tax years beginning after December 31, 2017. In 2017, the Company recorded provisional amounts for certain enactment-date effects of the act by applying the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”). In 2018 and 2017, the Company recorded $0 net tax expense related to the enactment-date effects of the 2017 Act related to the remeasurement of deferred tax assets and liabilities.

The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Act in 2017 and throughout 2018. On December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the 2017 Act under ASC 740, Income Taxes, related to the remeasurement of deferred tax assets and liabilities. On December 31, 2018, the Company has now completed our accounting for all of the enactment-date income tax effects of the 2017 Act and no adjustments were made to the provisional amounts recorded on December 31, 2017.

As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $14.5 million, which was fully offset by valuation allowance. Upon further analysis of certain aspects of the 2017 Act and refinement of our calculations during the 12 months ended December 31, 2018, the Company determined that no adjustment was necessary to our provisional amount.

The Company’s net deferred tax asset consisted of the following on December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
Deferred tax asset:
Net operating loss carryforwards	$28,067,400	$28,356,900	$28,284,600
Deferred compensation	1,165,300	1,165,300	1,142,900
Depreciation and amortization	269,300	359,600	448,900
Research and development credits	3,451,000	3,428,700	3,408,700
Accrued expenses	830,200	668,400	435,400
Impairment loss	513,400	513,400	513,400
Other	216,800	216,800	300,800
Total deferred tax assets	34,513,400	34,709,100	34,534,700
Less: Valuation allowance	(34,513,400)	(34,709,100)	(34,534,700)
Net deferred tax asset	$—	$—	$—

The income tax provision (benefit) from income taxes consists of the following on December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Federal
Current	$—	$—	$—
Deferred	151,422	(126,818)	15,182,777
State
Current	—	—	—
Deferred	44,271	(47,599)	643,713
Total	195,693	(174,417)	15,826,490
Change in valuation allowance	(195,693)	174,417	(15,826,490)
Income tax provision (benefit)	$—	$—	$—

As a result of our significant operating loss carry forwards and the corresponding valuation allowance, no income tax benefit was recorded on December 31, 2019, 2018 or 2017. The provision for income taxes using the statutory federal tax rate as compared to our effective tax rate is summarized as follows:

	December 31,
	2019	2018	2017
Federal income tax rate	21.0%	21.0%	34.0%
State income tax rate, net of federal benefit	6.3%	8.9%	5.8%
Income tax return to tax provision adjustment	—%	—%	(45.5)%
Impact of U.S. 2017 tax act	—%	—%	(763.5)%
Other permanent differences	(2.1)%	5.7%	0 .0%
Net operating loss expiration	—%	—%	(67.8)%
Tax credits	(2.6)%	4.6%	1.4%
	22.6%	40.1%	(835.6)%
Change in valuation allowance	(22.6)%	(40.1)%	835.6%
	—%	—%	—%

Pursuant to the Internal Revenue Code (“IRC”) of 1986, as amended, specifically IRC Section 382 and 383, the Company’s ability to use net operating loss and R&D tax credit carryforwards (“tax attribute carries forwards”) to offset future taxable income is limited if we experience a cumulative change in ownership of more than 50% within a three-year testing period. Since the Company had an ownership change subsequent to year end, in May 2020, the losses that are carried forward are expected to be limited. Further, the Company’s deferred tax assets associated with such tax attributes are expected to be significantly reduced upon realization of the ownership change within the meaning of IRC 382.

Note 10—Stockholders’ Equity

Common Stock

On April 4, 2015, the Company entered into a term sheet with Shenzhen Qianhai Taxus Capital Management Co., Ltd. (“Shenzhen Qianhai Taxus”), a company affiliated with Shanxi whereby the Company proposed to sell Shenzhen Qianhai Taxus 600,000 shares of common stock in our Angionetics subsidiary in exchange for $3.0 million in cash. The $3.0 million was to be paid in tranches that were to be completed by May 31, 2015. Shenzhen Qianhai Taxus paid $600,000 of the financing, which was recorded as common stock issuable. Shenzhen Qianhai Taxus did not complete this transaction. This subscription was committed and not refundable to Shenzhen Qianhai Taxus. Shenzhen Qianhai Taxus was eligible to apply this amount toward the purchase of common stock of the Company or its subsidiaries based on terms and conditions approved by the Company’s Board of Directors.

Subsequent to December 31, 2019, on April 10, 2020, in connection with the Change of Control and restructuring efforts executed pursuant to the Preferred Stock Purchase Agreement, the Company entered into a Reaffirmation and Ratification Agreement with Shenzhen Qianhai Taxus (the “Ratification Agreement”) confirming that the Company terminated all prior agreements with Shenzhen Qianhai Taxus and entered into a mutual release of claims, which canceled the rights for the issuance of common shares. Refer to subsequent event note.

Shenzhen Qianhai Taxus held approximately 25% of the Company shares as of December 31, 2019 and the chairman of Shenzhen Qianhai Taxus was also on the Board of Directors and Chairman of the Board of the Company. After the change of control described in the subsequent event note, the chairman resigned from the Board and the ownership of Shenzhen was diluted to less than 10%.

Preferred Stock

Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Ltd.

On April 4, 2013, the Company entered into a securities purchase agreement with Sabby Healthcare Volatility Master Fund, Ltd. (“Sabby”) to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock (the “Preferred Stock”) for maximum proceeds of $4.0 million. The Preferred Stock was convertible into shares of our common stock at an initial conversion price of $0.6437 per share. The conversion price is subject to downward adjustment if the Company issues common stock or common stock equivalents at a price less than the then effective conversion price. Sabby is limited to hold no more than 10% of Gene Biotherapeutics’ issued and outstanding common stock at any time. As long as the Preferred Stock is outstanding, the Company has also agreed not to incur specified indebtedness without the consent of the holders of the Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future.

On July 22, 2015, the Company entered into an Exchange and Redemption Agreement with Sabby relating to the 1,176 outstanding shares of Preferred Stock that remained outstanding at that time. Under the terms of the Exchange and Redemption Agreement, the Company agreed to reduce the conversion price of the Preferred Stock to $0.30 per share. The Agreement grants Gene Biotherapeutics (1) a right to redeem any or all of the outstanding Preferred Stock for its stated value (approximately $1,000 per share) at any time during a 120-day period after the date of the Agreement, and (2) increases the limitation on certain indebtedness contained in the Certificate of Designation for the Preferred Stock to allow Gene Biotherapeutics to borrow up to $250,000. The Company entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the effective conversion price changing from $0.64 to $0.30 per share, the 1,176 shares of Preferred Stock outstanding at that time were convertible to 3,918,667 shares of Gene Biotherapeutics common stock, an additional 2,092,350 shares compared to before the conversion price change. As of December 31, 2019, 2018 and 2017, there were 790, 800 and 811 Preferred Stock outstanding.

Stock Options and Other Equity Compensation Plans

The Company had an equity incentive plan that was established in 2005 under which 283,058 shares of our common stock was reserved for issuance to employees, non-employee directors and consultants. The 2005 Equity Incentive Plan expired on October 20, 2015, ten years after its adoption, and the Company is no longer able to issue share or awards under that plan. All options or other awards issued under the 2005 Equity Incentive plan prior to its expiration remain outstanding in accordance with their terms.

At December 31, 2019, there are no shares outstanding and available for future issuance under the option plan:

The following is a summary of stock option and warrant activities under our equity incentive plan and warrants issued outside of the plan to employees and consultants, during the years ended December 31, 2019, 2018 and 2017:

	Number of Options or Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2017	12,116,334	$0.73	7.67
Granted	1,700,000	0.25	9.81
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	(5,001)	0.15	—
Balance outstanding, December 31, 2017	13,811,333	0.65	7.06
Granted	1,000,000	0.25	9.31
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	—	—	—
Balance outstanding, December 31, 2018	14,811,333	$0.62	6.28
Granted	—	—	—
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	—	—	—
Balance outstanding, December 31, 2019	14,811,333	$0.62	5.33
Balance exercisable, December 31, 2019	14,811,333	$0.62	5.33

The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. In determining the expected term, the Company separate groups of employees that have historically exhibited similar behavior regarding option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those included in the table above. The volatility rates are based principally on our historical stock prices and expectations of the future volatility of its common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards and expected vesting.

As of December 31, 2019, 2018 and 2017, there was an aggregate of $0, $0, and $0 intrinsic value to the outstanding and exercisable options and warrants, respectively.

Warrants

In October 2017, the Company issued 1,000,000 fully vested Common Stock warrants to Landmark, in exchange for economic monetization and business mobilization services for the Company. The warrants are exercisable at any time from October 9, 2017 (initial exercise date) and on or prior to the close of business on the 10-year anniversary from the initial exercise date, October 8, 2027, at an exercise price of $0.25 per share. The warrants had a fair value of $0.15 per share and the Company has recognized $150,000 as consulting costs in the statement of operations during the fourth quarter ended December 31, 2017.

In November 2017, the Company issued 700,000 fully vested Common Stock warrants to a consultant for ongoing scientific and business consulting services. The warrants are exercisable at any time from November 14, 2017 (the grant date) for a period up to 10 years at an exercise price of $0.25 per share. The warrants had a fair value of $0.11 per share, determined using the Black-Scholes valuation model, and the Company has recognized $79,222 as consulting costs in the statement of operations during the further quarter ended December 31, 2017.

In April 2018, the Company issued an additional 1,000,000 fully vested Common Stock warrants to Landmark as final consideration paid upon completion of the 6-month Agreement. The Common Stock warrants are exercisable at any time from April 23, 2018 (initial exercise date) and on or prior to the close of business on the 10-year anniversary from the initial exercise date, April 22, 2028, at an exercise price of $0.25 per share. The warrants had a fair value of $0.08 per share, determined using the Black-Scholes valuation model. The Company recognized approximately $80,000, representing the aggregate fair value of the warrants as consulting expenses in the statement of operations during the second quarter ended June 30, 2018.

The Company calculates the fair value of stock options using the Black-Scholes option-pricing model which approximates a binomial lattice model. In determining the expected term, the Company separate groups of employees that have historically exhibited similar behavior regarding option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those included in the table below. The volatility rates are based principally on our historical stock prices and expectations of the future volatility of its Common Stock. The risk-free interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards and expected vesting.

The following table summarizes the stock options and warrants that we granted during the year ended December 31, 2019, 2018 and 2017:

Grant Date	Quantity Issued	Expected Life (Years)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Grant Date Fair Value Per Warrant	Aggregate Fair Value
04/23/2018	1,000,000	10.0	$0.25	126.00%	0%	2.47%	$0.08	$80,000
11/14/2017	700,000	10.0	$0.25	116.47%	0%	2.33%	$0.11	79,222
10/09/2017	1,000,000	10.0	$0.25	115.00%	0%	2.47%	$0.16	150,000

The Company had total warrants issued and outstanding to third party consultants of 2,700,000, 2,700,000 and 1,700,000 as of December 31, 2019, 2018 and 2017, respectively.

Note 11—Subsequent Events

Transactions with Shanxi Taxus Pharmaceuticals Co., Ltd.

On April 10, 2020, the Company entered into a Reaffirmation and Ratification Agreement with Shanxi . Shanxi has previously paid a subscription of $600,000 to acquire shares of our Common Stock or shares of capital stock in our Angionetics, Inc. subsidiary, confirming the application of the previously received $600,000 payment to the purchase of license rights to our Generx product candidate in greater China and have assigned our residual rights to Excellagen to Shanxi. The Company had previously entered into a strategic cooperation agreement and a subscription agreement with Shanxi. Mr. Jiayue Zhang, a member of our Board of Directors, is the Chairman and substantial stockholder of Shanxi. In connection with the entry into the agreements described, the Company terminated all prior agreements with Shanxi and entered into a mutual release of claims.

On April 10, 2020, Angionetics, Inc. entered into the Shanxi License Agreement granting Shanxi certain license rights with respect to our Generx product candidate. The distribution and license rights commence only after the Company obtains U.S. FDA approval for marketing and sale of Generx in the United States. The license rights include (a) a non-exclusive right to manufacture Generx products in China, and (b) an exclusive right to market and sell Generx products in Singapore, Macau, Hong Kong, Taiwan, any other municipality other than mainland China where Chinese (Mandarin or Cantonese) is the common language, the Russian Federation, and the CIS (i.e., Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, and Uzbekistan). The Shanxi License Agreement provides for a royalty ranging from 5% up to 10% based on the level of annual net sales of the Generx product sold by Shanxi in the licensed territory.

Amendment to Certificate of Incorporation and Amendment to Bylaws

On May 21, 2020, the Company amended their Certificate of Incorporation with the filing of a Certificate of Designation to establish the rights, privileges, and preferences of a new class of our preferred stock designated Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred to have the following material terms and provisions:

Dividends. Each share of Series B Convertible Preferred Stock is entitled to receive dividends when, as, and if dividends are paid on shares of the Company’s Common Stock. Dividends are payable on each share Series B Convertible Preferred Stock on an “as-converted” basis, in the same amount and form as dividends actually paid on shares of our Common Stock. The Company has never paid dividends on shares of our common stock and the Company does not intend to do so for the foreseeable future.

Voting Rights. Each share of Series B Convertible Preferred Stock has the same voting rights as shares of Common Stock, on an “as-converted” basis, and votes on all matters with the Common Stock as a single class. In addition, the Series B Convertible Preferred Stock has voting rights that require the approval of a majority of the outstanding shares of Series B Convertible Preferred Stock for any action to: (1) alter or change adversely the powers, preferences or rights given to the shares of the Series B Convertible Preferred Stock or alter or amend its certificate of designation, (2) authorize or create any class of shares ranking as to dividends, redemption or distribution of assets upon liquidation senior to, or otherwise pari passu with, the shares of Series B Convertible Preferred Stock, (3) amend the Company’s Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of our Series B Convertible Preferred Stock, (4) increase the number of authorized shares of our Series B Convertible Preferred Stock, or (5) enter into any agreement with respect to any of the foregoing.

Conversion. The shares of our Series B Convertible Preferred Stock are convertible at any time at the option of the holder into shares of Common Stock at a ratio determined by dividing the Stated Value of such share of Series B Preferred Stock by the conversion price of $0.0113 per share of Common Stock. Accordingly, each share of Series B Convertible Preferred Stock is initially convertible into 88.5 shares of Common Stock. The conversion price is subject to adjustment in the case of share splits, share dividends, combinations of shares and similar recapitalization transactions. In addition, if the Company sells shares of Common Stock or Common Stock equivalents at a price less than the current conversion price, the conversion price of the Series B Convertible Preferred Stock will be reduced to equal eighty percent (80%) of the price at which such Common Stock or Common Stock equivalents are sold.

Liquidation. The Series B Convertible Preferred Stock has a liquidation preference. Upon any liquidation, dissolution or winding up of our company, after payment or provision for payment of our debts and other liabilities and before any distribution or payment is made to the holders of our common stock or any junior securities, the holders of our Series B Convertible Preferred Stock will first be entitled to be paid an amount equal to $1.00 per share plus any other fees, liquidated damages or dividends then owing, before our remaining assets will be distributed among the holders of the other classes or series of shares of our capital stock in accordance with our Certificate of Incorporation.

Classified Board of Directors. On May 22, 2020, the Board amended the Company’s bylaws to eliminate the classified Board. Directors will serve one-year terms until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Nostrum Financing

In May 2020, after the period covered by this report, we entered into a Preferred Stock Purchase Agreement with Nostrum, selling Nostrum 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1,700,000. Each share of Series B Convertible Preferred Stock is convertible into 88.4956 shares of Common, which are convertible into 150,442,478 shares of Common Stock on a fully diluted basis. As of March 31, 2021, Nostrum controlled approximately 75.2% of the voting interests of our Company.

In addition, Nostrum has purchased 220 shares of our Series A Convertible Preferred Stock from Sabby Master Healthcare Ltd., which are convertible into 19,469,026 shares of our Common Stock, and Nostrum has agreed to purchase up to 570 additional Series A Convertible Preferred Stock from Sabby. The Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock restricts Nostrum from converting any Series A Preferred Stock if Nostrum would beneficially own a number of shares of Common Stock in excess of 9.99% of the shares of Common Stock then issued and outstanding. As a result of its ownership of the Series B Convertible Preferred Stock, Nostrum is currently limited in its entirety from converting any shares of Series A Convertible Preferred Stock into the Company’s Common Stock. The Series A Convertible Preferred Stock has no voting rights on general corporate matters, provided that the Series A Convertible Preferred Stock contain customary protective provisions.

The Company will use the proceeds from the sale of the Series B Preferred Stock to fund working capital requirements in preparation for conducting a Phase 3 clinical trial in the United States for its Generx product candidate. The Company will need additional capital to complete the Phase 3 clinical trial for Generx.

Conversion of Series A Convertible Preferred Stock

The Series B Convertible Preferred Stock financing resulted in a reset of the conversion price of our outstanding Series A Convertible Preferred Stock, such that the stated value of $1,000 for each share of Series A Convertible Preferred Stock is convertible into Common Stock at a price of $0.0113 per share of Common Stock. In a separate but concurrent transaction, when Nostrum acquired the 1,700,000 shares of Series B Convertible Preferred Stock, it also acquired 220 shares of Series A Convertible Preferred Stock from Sabby. Nostrum also agreed to purchase the remaining up to 570 shares of Series A Convertible Preferred Stock from Sabby within one year of the initial acquisition. Sabby retains the right prior to any such sale, to convert the Series A Convertible Preferred Stock. Since May 2020 to March 31, 2021, such holder has converted 397 shares of Series A Preferred Stock into 35,132,755 shares of our Common stock, that has increased our outstanding Common Stock to 49,622,154 shares as of March 31, 2021. As a result of these transactions, Nostrum currently controls approximately 75.2% of the voting interests of our Company.

Impact of Coronavirus Outbreak

On January 30, 2020, the WHO announced the COVID-19 outbreak and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and since then authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020 and 2021.

Office Lease

On July 8, 2020, the Company entered into a twenty-nine-month lease for approximately 3,039 square feet of office space in San Diego, California commencing on August 1, 2020. The monthly base rent is $6,685 and increases by three percent (3%) on each anniversary of the commencement date.

Resignation of Members of the Board of Directors

On May 22, 2020, Andrew Leitch, John Wallace, Jiayue Zhang and Wei-Wei Zhang resigned as members of the Company’s Board of Directors. The resignations were required under the terms of the Series B Preferred Stock Purchase Agreement. On May 22, 2020, at the request of Nostrum, James Grainer and Kaushik K. Vyas were appointed to the Company’s Board of Directors and James L. Grainer was appointed to serve as Chairman of the Board.

Supplemental Quarterly Information (Unaudited)

The following tables set out our unaudited consolidated quarterly financial data, including summary balance sheet information and statement of operations for the quarterly periods during each of the years ended December 31, 2019, 2018 and 2017. The information has been prepared on a basis consistent with that of the audited consolidated financial statements included in this report. The Company’s management believes that all necessary adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the quarterly financial data. Results of operations for any one period are not necessarily indicative of future results of operations.

The table below includes quarterly data:

	Year Ended December 31, 2019
	1st	2nd	3rd	4th	Total
Total current assets	$18,065	$12,861	$54,021	$32,795	$32,795
Property and equipment, net	$44,873	$28,930	$12,988	$2,640	2,640
Total assets	$62,938	$41,791	$67,009	$35,435	$35,435
Total current liabilities	$5,944,935	$6,175,121	$6,230,401	$4,762,989	$4,762,989
Total liabilities	$5,944,935	$6,175,121	$6,350,796	$4,885,198	$4,885,198
Total liabilities and stockholders’ deficit	$62,938	$41,791	$67,009	$35,435	$35,435
Research and development expense	$63,379	$60,355	$61,443	$58,276	$243,453
Selling, general and administrative expense	$179,599	$180,473	$114,047	$119,430	$593,549
Income (loss) from operations	$(242,978)	$(240,828)	$(175,490)	$(177,706)	$(837,002)
Other income (expenses)	$(10,129)	$(10,504)	$25,033	$1,611,730	$1,616,130
Net Income (Loss)	$(253,107)	$(251,332)	$(150,457)	$1,434,024	$779,128
Net Loss attributable to the controlling interest	$(226,369)	$(226,369)	$(130,667)	$1,450,080	$866,675
Basic net income (loss) per share	$(0.02)	$(0.02)	$(0.01)	$0.10	$0.05
Diluted net income (loss) per share	$(0.02)	$(0.02)	$(0.01)	$0.10	$0.05

	Year Ended December 31, 2018
	1st	2nd	3rd	4th	Total
Total current assets	$12,708	$48,348	$199,718	$101,080	$101,080
Property and equipment, net	$108,075	$92,133	$76,757	$60,815	$60,815
Total assets	$120,783	$140,481	$276,475	$161,895	$161,895
Total current liabilities	$5,582,253	$5,861,727	$5,634,045	$5,790,786	$5,790,786
Total liabilities	$5,582,253	$5,861,727	$5,634,045	$5,790,786	$5,790,786
Total liabilities and stockholders’ deficit	$120,783	$140,481	$276,475	$161,895	$161,895
Research and development expense	$62,767	$63,049	$66,442	$63,136	255,394
Selling, general and administrative expense	$234,630	$267,629	$207,279	$198,298	$907,836
Gain on sale of assets and technology	$-	-	(650,000)	-	(650,000)
Income (loss) from operations	$(297,397)	$(330,678)	$376,279	$(261,434)	$(513,230)
Other income (expenses)	$(7,927)	$(9,097)	$(12,603)	$(9,887)	$39,514
Net Income (Loss)	$(305,324)	$(339,775)	$363,676	$(271,321)	$(552,744)
Net Loss attributable to the controlling interest	$(275,973)	$(312,207)	$395,351	$(242,052)	$(434,881)
Basic net income (loss) per share	$(0.02)	$(0.02)	$0.03	$(0.02)	$(0.03)
Diluted net income (loss) per share	$(0.02)	$(0.02)	$0.03	$(0.02)	$(0.03)

	Year Ended December 31, 2017
	1st	2nd	3rd	4th	Total
Total current assets	$215,571	$52,691	$18,664	$73,989	$73,989
Other long-term assets	$11,766	$11,766	$11,767	$11,767	$11,767
Property and equipment, net	146,591	155,902	139,959	124,017	124,017
Total assets	$373,928	$220,359	$170,390	$209,773	$209,773
Total current liabilities	$4,311,992	$4,600,648	$4,972,262	$5,355,655	$5,355,655
Total liabilities	$4,318,879	$4,624,785	$4,993,675	$5,365,920	$5,365,920
Total liabilities and stockholders’ deficit	$373,928	$220,359	$170,390	$209,773	$209,773
Research and development expense	$130,762	$66,182	$61,271	$86,761	$344,976
Selling, general and administrative expense	$522,565	$389,387	$351,173	$518,184	$1,781,309
Gain on sale of assets and technology	-	-	-	(50,000)	(50,000)
Income (loss) from operations	$(653,327)	$(455,569)	$(412,444)	$(554,945)	$(2,076,285)
Other income (expenses)	(1,956)	$(4,709)	$(6,414)	$(7,140)	$20,219
Net Income (Loss)	$(655,283)	$(460,278)	$(418,858)	$(562,085)	$(2,096,504)
Net Loss attributable to the controlling interest	$(580,123)	$(417,493)	$(375,322)	$(521,204)	$(1,894,142)
Basic net income (loss) per share	$(0.04)	$(0.02)	$(0.03)	$(0.04)	$(0.13)
Diluted net income (loss) per share	$(0.04)	$(0.02)	$(0.03)	$(0.04)	$(0.13)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain certain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we submit or file with the SEC under the Securities Exchange Act of 1934 is (1) recorded, processed summarized and reported within the time periods specified in the SEC rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding required disclosure. Based on an evaluation conducted under the supervision of our management, including our principal executive officer and principal financial officer, we determined that our disclosure controls and procedures were not effective for their stated purposes on December 31, 2019, because of a material weakness in our internal control over financial reporting as discussed below.

Internal Controls Over Financial Reporting

We maintain internal controls and procedures over financial reporting that are designed to provide reasonable assurance: (1) records are maintained in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) transactions are recorded as necessary for the preparation of our financial statements in accordance with GAAP; (3) receipts and expenditures are made only in accordance with authorizations of our management and directors; and (4) unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Management, including our principal executive officer and principal financial officer, do not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system will be met. The design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective for their intended purposes described above as of December 31, 2019 as a result of material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. At the year ended December 31, 2019, we noted the following material weaknesses in the operation of our internal controls as follows:

●

The Company did not maintain a sufficient complement of personnel with the appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with relevant financial reporting requirements. This deficiency caused incomplete documentation and supporting information from the Company, which resulted in additional requests to obtain sufficient audit support;

●

The Company did not maintain a sufficient complement of personnel to permit the segregation of duties among personnel with access to the Company’s accounting and information systems and controls. In addition, due to the insufficient complement of personnel, the Company’s ability to appropriately supervise their external consultant was impaired, causing repeated insufficient support of files containing errors and additional scrutiny over the supporting documentation once corrections were received; and

●	The Company did not maintain appropriate tax work papers to properly support the amounts disclosed in the financial statements in relation to the Company’s tax provision. This deficiency caused incomplete documentation and supporting information from the Company, which resulted in additional requests to obtain sufficient audit support.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the years ended December 31, 2019, 2018 and 2017.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers and their ages as of March 31, 2021:

Name	Age	Position
James L. Grainer	66	Chairman of the Board & Chief Financial Officer
Christopher J. Reinhard	67	Chief Executive Officer & Director
Ronald J. Shebuski	68	Chief Scientific Officer
Lois A. Chandler	63	Chief Operating Officer
Murray H. Hutchison	82	Director
Kaushik K. Vyas	65	Director

James L. Grainer has served as the Chairman of our Board of Directors since May 2020. Mr. Grainer currently serves as the Chief Financial Officer of Nostrum and its various subsidiaries including Nostrum Laboratories, Inc. He has been Chief Financial Officer of Nostrum Laboratories, Inc. since 2015. Prior to joining Nostrum Laboratories, Inc., Mr. Grainer served as the Chief Financial Officer of Chatterjee Asset Management (2007-2015), President and Chief Financial Officer of Greenshift Corporation (2004-2007), Managing Director at Zanett Securities (2001-2004) and Managing Director of Prudential Securities (1993-2001).

Christopher J. Reinhard is co-founder of the Company and has served as a director and the Chief Executive Officer and President of the Company since its inception. Mr. Reinhard has played a leadership role in the pre-clinical, clinical, and commercial development of the gene-based therapeutics including the Generx [Ad5FGF-4] program. In 1996, he was co-founder of Collateral Therapeutics, Inc., a Gene Biotherapeutics predecessor company, which licensed the Generx technology covering methods of cardiovascular gene therapy based on discoveries by researchers at the University of California. He helped lead that company through a Nasdaq listing and a five-year strategic partnership with Schering AG that supported the clinical development of Generx and ultimately led Schering to purchase Collateral Therapeutics for approximately $160 Million in 2003. After Schering was subsequently acquired by Bayer, Mr. Reinhard co-founded the Company to re-acquire rights to the technology and advance the Generx program. For the past fifteen years, Mr. Reinhard has focused on the commercial development of innovative therapeutics and medical devices. Under his leadership, he has been responsible for three FDA product registrations and for advancing the Company’s lead product Generx, from a university lab bench into the current FDA-cleared AFFIRM Phase 3 clinical study. Mr. Reinhard received a B.S. in Finance and an M.B.A. from Babson College. Mr. Reinhard is a co-founder and serves as an inside director of the Company. He has significant industry experience as well as public company experience.

Ronald J. Shebuski, PhD. currently serves as the Company’s Chief Scientific Officer. Dr. Shebuski has over 25 years of experience in the pharmaceutical industry. From 2016 to 2020 he served as the Vice President of Research and Development for InspiRx, Inc. From 1998 to 2016 he established Cardiovascular Research Consulting, LLC, an advisory firm serving small, mid, and large pharma companies in many aspects of drug discovery. From 1990 to 1998 he served as the Director of Cardiovascular Therapeutics at Pharmacia & Upjohn, where he managed the team responsible for FDA approval of the Class III anti-arrhythmic agent, Corvert®. Prior to Pharmacia & Upjohn, Dr. Shebuski was a Senior Scientist responsible for leading cardiovascular drug discovery teams at Merck Research Laboratories and Smith Kline & French in the Philadelphia area. His primary field of research has focused on thrombosis and the development of effective new thrombolytic, anti-platelet and anti-coagulant therapies. At Merck, Dr. Shebuski led the in vivo discovery and development effort which culminated in the identification and eventual FDA approval of the anti-platelet GPIIb/IIIa antagonist, Aggrastat®. He also led development teams in identification of novel factor Xa and P- selectin antagonists at Merck and Pharmacia & Upjohn, respectively. Dr. Shebuski received his B.S. Degree in Microbiology from the University of Wisconsin at Madison and Ph.D. Degree in Pharmacology from the University of Minnesota Medical School. Further, Dr. Shebuski is expert in FDA regulations and has an ongoing appointment (since 2009) with FDA as a Special Government Employee (SGE) in the CardioRenal Division of CDER (Center for Drug Evaluation and Research).

Lois A. Chandler, PhD. serves as the Company’s Chief Operating Officer. Dr. Chandler has 20 years of professional experience in biopharmaceutical design and clinical development, Chemistry, Manufacturing and Controls, Quality Control and Regulatory Affairs. Dr. Chandler joined Cardium Therapeutics in 2004, with the acquisition of Tissue Repair Company, and managed internal activities leading to FDA 510(k) clearance of the Excellagen advanced wound care product. Dr, Chandler is currently the Company’s authorized representative with FDA and has served as lead author of recent Generx FDA submissions including transfer of the Generx IND from the Company to Angionetics, the FDA-cleared Phase 3 AFFIRM protocol, and the FDA-approved Fast Track designation request. Dr. Chandler also serves as Angionetics’ liaison with Contract Testing and Contract Manufacturing Organizations for Generx manufacturing and release testing. Dr. Chandler received a B.S. in Chemistry from Stanford University, Palo Alto, CA, and a Ph.D. in Biochemistry from the University of Southern California.

Murray H. Hutchison has served as a director, a member of the Audit and Compensation Committees and the Chairman of the Nominating Committee of the Board of Directors since January 2006. He served 27 years as Chief Executive Officer and Chairman of International Technology Corp., a large publicly traded diversified environmental engineering and construction firm, until his retirement in 1997. Since his retirement, Mr. Hutchison has been self-employed with his business activities involving primarily the management of an investment portfolio and consulting with corporate management on strategic issues. Mr. Hutchison currently serves as a director of Cadiz, Inc. (since 1998), a publicly traded company focused on land acquisition and water development activities, and The Olson Company (since 1996), a privately held home builder, and has served on the Audit and Compensation Committees of several publicly traded companies. Previously, Mr. Hutchison served as Chairman and Chief Executive Officer (1999-2000) of Sunrise Medical, a publicly traded medical equipment manufacturer, and as a member of the Board of Management of the University of California Berkeley Haas Graduate School of Business Administration. He also has served as a trustee or member of the board of managers of various foundations. Mr. Hutchison holds a B.S. in Economics and a B.B.A. in Foreign Trade. Mr. Hutchison was invited to serve as a member of our Board of Directors because of his strong background in managing business organizations and his experience serving as a director of publicly traded companies.

Kaushik K. Vyas joined our Board of Directors in May 2020. He currently serves as the Chief Executive Officer of Nostrum Energy, LLC a majority owned subsidiary of Nostrum and is a member of the Board of Directors of Nostrum Laboratories, Inc. Mr. Vyas has served as the Chief Executive Officer of Nostrum Energy, LLC since 2012. From 1995 to 2012 Mr. Vyas was employed by Science Applications International Corporation (NYSE: SAIC), a government services and information technology company, in a variety of positions culminating in Corporate VP.

Role of the Board of Directors

Our Board of Directors oversees the CEO and other senior management in the competent and ethical operation of our business on a day-to-day basis and assures that the long-term interests of our stockholders are being served.

Our Board of Directors is currently comprised of four members. Our Board of Directors has determined that two of our directors—Messrs. Hutchison and Kaushik—are independent under the rules of the Nasdaq Stock Market LLC and meet the independence standards for members of an audit committee set forth in the rules promulgated under the Securities Exchange Act of 1934.We intend to add an additional member so that our Board of Directors and committees can meet the corporate governance requirements for listing on the Nasdaq Capital Market.

Our key governance documents, including our Corporate Governance Guidelines, are available at www.genebiotherpautics.com. The Board had no meetings in 2019.

Board Leadership Structure

Our Board leadership structure currently separates the role of the Chairman and the Chief Executive Officer. Mr. Reinhard had served as our Chairman of the Board since our initial founding. Following the investment by Nostrum in May 2020, we revised our Board leadership structure to appoint Mr. Grainer as our Chief Financial Officer, and as a long-time employee of Nostrum Pharmaceuticals LLC, he was appointed as our Chairman of the Board.

Our Board believes its current leadership structure best serves the objectives of the Board’s oversight of management, the Board’s ability to carry out its roles and responsibilities on behalf of Gene Biotherapeutic’s stockholders and Gene Biotherapeutic’s overall corporate governance. The Board also believes that separation of the Chairman and Chief Executive Officer roles allows our Chief Executive Officer to focus his time and energy on operating and managing Gene Biotherapeutics, while leveraging our Chairman’s experience and perspectives. The Board periodically reviews its leadership structure to determine whether it continues to best serve Gene Biotherapeutics and its stockholders.

Board Oversight or Risk Management.

The Board believes that evaluating the executive team’s management of the various risks confronting our business is one of its most important areas of oversight. In carrying out this critical responsibility. The Board has designated the Audit Committee with primary responsibility for overseeing enterprise risk management. In accordance with this responsibility, the Audit Committee monitors our significant business risks, including financial; operational; privacy; data security; business continuity; tax; legal and regulatory compliance; and reputational risks. The Audit Committee reviews the steps management has taken to monitor and mitigate these risks. The other Board committees also consider risks within their areas of responsibility and apprise the Board of significant risks and management’s response to those risks. The Nominating Committee reviews legal and regulatory compliance risks as they relate to Apple’s corporate governance structure and processes, and the Compensation Committee reviews risks related to compensation matters. While the Board and its committees oversee risk management strategy, management is responsible for implementing and supervising day-to-day risk management processes and reporting to the Board and its committees.

Board Committees

Our Board of Directors has a separately designated standing Audit Committee, Remuneration Committee and Nomination Committee. Each committee operates under a written charter adopted by the Board, which is available on our website at www.genebiotherapeutics.com. We maintained our board committees consistent with the corporate governance and director independence standards required by Nasdaq throughout the periods covered by this report. Following the Nostrum transaction in May 2020, a number of our directors resigned, and we appointed two new directors. As of the date of this report, our full board of directors is acting in the capacity of each of the various committees. Because our board is currently comprised of four members, two of which are employees, our current board committees do not meet the independence standards required by the Nasdaq corporate governance standards or Rule 10(a)-3 under the Securities Act, which applies to reporting companies listed on a national securities exchange. The following table sets forth the composition of each committee:

Audit Committee	Compensation Committee	Nominating Committee

James L. Grainer (Chair)	James L. Grainer (Chair)	James L. Grainer (Chair)
Christopher J. Reinhard	Christopher J. Reinhard	Christopher J. Reinhard
Murray H. Hutchison	Murray H. Hutchison	Murray H. Hutchison
Kaushik K. Vyas	Kaushik K. Vyas	Kaushik K. Vyas

Audit Committee. Our Audit Committee consists of four members. Our Board of Directors has determined that each member of the Audit Committee meets the definition of “independent director” for purposes of serving on an audit committee under applicable SEC and Nasdaq rules. Each member of the Audit Committee is financially literate, and in addition, our Board of Directors has determined that James L. Grainer qualifies as an “audit committee financial expert,” as defined in applicable SEC regulations. Our Audit Committee is authorized to:

●	approve and retain the independent auditors to conduct the annual audit of our financial statements;

●	review the proposed scope and results of the audit;

●	review and pre-approve audit and non-audit fees and services;

●	review accounting and financial controls with the independent auditors and our financial and accounting staff;

●	review and approve transactions between us and our directors, officers, and affiliates;

●	recognize and prevent prohibited non-audit services;

●	establish procedures for complaints received by us regarding accounting matters; and

●	oversee internal audit functions, if any.

The Audit Committee met one time in 2017 and had no meetings in 2018 and 2019.

Compensation Committee. Our Compensation Committee is comprised of four members. Our Board of Directors has determined that each member is “independent” as that term is defined in the applicable SEC and Nasdaq rules. Our Compensation Committee is authorized to:

●	review and determine the compensation arrangements for management;

●	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administer our stock incentive and purchase plans;

●	oversee the evaluation of the board of directors and management; and

●	review the independence of any compensation advisers engaged by the compensation committee.

The Compensation Committee did not meet in 2019, 2018 and 2017.

Nominating Committee. Our Nominating and Corporate Governance Committee consists of four members. Our Board of Directors has determined that each member of the committee is “independent” as that term is defined in the applicable SEC and Nasdaq rules. Our Nominating and Corporate Governance Committee is authorized to:

●	identify, evaluate, and make recommendations to our board of directors regarding prospective director nominees;

●	evaluate and make recommendations to our board of directors regarding the compensation of our board of directors and its committees;

●	oversee the evaluation of our board of directors and its committees;

●	review developments in corporate governance practices;

●	evaluate the adequacy of our corporate governance practices and reporting; and

●	develop, periodically review, and make recommendations to our board of directors regarding corporate governance guidelines and matters.

The Nominating Committee did not meet in 2019, 2018 and 2017.

Code of Ethics

We have adopted a Code of Ethics that applies to all our employees and directors, including all of our officers and non-employee directors and all employees, officers, and directors of our subsidiaries. The Audit Committee periodically reviews the Code of Ethics and our compliance with the Code of Ethics. Any amendments to our Code of Ethics or any waivers from our Code of Ethics also will be posted on our website.

Attendance at Annual Meetings

In recognition that it may not be possible or practicable, in light of other business commitments of the Company’s directors, to attend the Company’s annual meetings of stockholders, the members of the Board of Directors are invited, but not required, to attend each of the Company’s annual meeting of stockholders. We did not hold an annual meeting of stockholders in 2019, 2018 or 2017.

Stockholder Communications with Directors

Our Board of Directors has adopted a Stockholder Communications Policy to provide a process by which our stockholders may communicate with our Board of Directors. Under the policy, stockholders may communicate with our Board of Directors as a whole, with the independent directors, with all members of a committee of our Board of Directors, or with a particular director. Stockholders wishing to communicate directly with our Board of Directors may do so by mail addressed to the Company at 11230 Sorrento Valley Road, Suite 220, San Diego, California, 92121, Attn: Corporate Secretary. The envelope should contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication” or “Stockholder-Director Communication.” All such letters must identify the author as a stockholder of the Company and clearly state whether the intended recipients are all members of the Board of Directors, all independent directors, all members of a committee of the Board of Directors, or certain specified individual directors.

Report of the Audit Committee

As of the date of this report, the Audit Committee consisted of four members: James L. Grainer, who serves as the Chair of the Committee, Christopher Reinhard, Murray Hutchison, and Kaushik K. Vyas.

The Audit Committee oversees the financial reporting process on behalf of the Board of Directors. The Audit Committee has the duties and powers described in its written charter adopted by the Board. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the work performed by Apple’s independent registered public accounting firm, Marcum LLP. In fulfilling its oversight responsibility, the Audit Committee carefully reviews the policies and procedures for the engagement of the independent registered public accounting firm, including the scope of the audit, audit fees, auditor independence matters, performance of the independent auditors, and the extent to which the independent registered public accounting firm may be retained to perform non-audit services.

The Audit Committee has reviewed and discussed the audited financial statements for the years ended December 31, 2019, 2018 and 2017 with Gene Biotherapeutics’ management and Marcum LLP. The Audit Committee has also discussed with Marcum LLP the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee also has received and reviewed the written disclosures and the letter from Marcum LLP required by applicable requirements of the PCAOB regarding Marcum LLP’s communications with the Audit Committee concerning independence and has discussed with Marcum LLP its independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the financial statements referred to above be included in The Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for filing with the SEC.

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

Submitted by the members of the Audit Committee

James L. Grainer, Chairman

Christopher J. Reinhard

Murray H. Hutchison

Kaushik K. Vyas

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the compensation earned by, or paid or awarded to, each person who served as our chief executive officer or chief financial officer during the years ended December 31, 2019, 2018 and 2017. Due to financial constraints, Christopher J. Reinhard served as our sole executive officer during that period.

Summary Compensation Table 2019, 2018 and 2017

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher J. Reinhard	2019	239,000	—	—	—	—	—	—	239,000
Chief Executive Officer	2018	235,000	—	—	—	—	—	—	235,000
	2017	234,100	—	—	—	—	—	—	234,100

Narrative Disclosure to 2019 Summary Compensation Table

Due to financial hardship, we did not currently pay our named executive officer any compensation, cash, or equity, for his services as director during the fiscal years ended December 31, 2019 and 2018. In 2017, Mr. Reinhard received cash payments for part of his annual salary totaling $78,300. We have accrued unpaid salaried compensation for Mr. Reinhard during the period. Mr. Reinhard has agreed to defer any right to payment of the deferred compensation in accordance with the terms described above under “Management Discussion and Analysis of Financial Condition and Results of Operations.” We do not currently have an employment agreement in place with Mr. Reinhard or any other executive officer or employee of the Company.

Outstanding Equity Awards at Fiscal Year-End 2019

The following table provides certain information about unexercised option awards and unvested restricted stock awards held by our named executive officers as of December 31, 2019.

	Warrants					Stock Awards
Name	Number of Securities Underlying Unexercised Warrants – (#) Exercisable	Number of Securities Underlying Unexercised Warrants – (#) Un- Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Warrant Exercise Price ($)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher J. Reinhard	2,438,000	—	—	$0.80	02/28/2024	—	—	—	—
	1,333,333	—	—	$0.60	03/23/2025	—	—	—	—

During the years ended December 31, 2019, 2018 and 2017 there were no option exercises or vesting of stock option awards to our named executive officers.

DIRECTOR COMPENSATION

Due to financial hardship, we did not pay our non-employee directors any compensation, cash, or equity, for their services as directors during the fiscal years ended December 31, 2019, 2018 and 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the beneficial ownership of our common stock as of March 31, 2021 by (a) each person known to us who beneficially owns more than 5% of the outstanding shares of our Common Stock, (b) each of our directors, (c) each named executive officer listed above in the Summary Compensation Table 2019, 2018 and 2017, and (d) all of our current directors and executive officers as a group. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse. Except as otherwise indicated, the business address for each beneficial owner is 11230 Sorrento Valley Road, Suite 220, San Diego, California 92121.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included shares that the person has the right to acquire within 60 days of March 31, 2021, including through the vesting of deferred share awards, exercise of any option, warrant or other right or the conversion of any other security. These shares, however, are not included in the computation of the percentage ownership of any other person. As of March 31, 2021, we had 49,622,154 shares of Common Stock outstanding. We also had a significant number of derivative securities outstanding, including 1,700,000 shares of Series B Convertible Preferred Stock, which are convertible into 150,442,478 shares of Common Stock, and 393 shares of Series A Convertible Preferred Stock outstanding, all of which are convertible into Common Stock totaling up to 34,778,761 under certain conditions within 60 days of March 31, 2021. The Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock restricts Nostrum from converting any Series A Preferred Stock if Nostrum would beneficially own a number of shares of Common Stock in excess of 9.99% of the shares of Common Stock then issued and outstanding. As a result of its ownership of the Series B Convertible Preferred Stock, Nostrum is currently limited in its entirety from converting any shares of Series A Convertible Preferred Stock into the Company’s Common Stock. The Series A Convertible Preferred Stock has no voting rights on general corporate matters, provided that the Series A Convertible Preferred Stock contain customary protective provisions. Accordingly, the percentage ownership of Common Stock in the table below will not aggregate to 100% and may not provide a meaningful indication of relative ownership.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Common Stock Outstanding
Nostrum Pharmaceuticals, LLC	150,442,478	[1]	75.2%
Sabby Management LLC	4,839,784	[2]	9.9%
Jiayue Zhang	3,848,953	[3]	8.7%
Christopher J. Reinhard	3,911,929	[4]	8.2%
James L. Grainer	—		—%
Murray H. Hutchison	388,889	[5]	0.9%
Kaushik K. Vyas	—		—%
All directors and executive officers as a group (6 persons)	4,300.818	[6]	8.9%

[1]	Includes 150,442,478 shares of Common Stock issuable upon the conversion of shares of Series B Convertible Preferred Stock. This amount excludes 220 shares Series A Convertible Preferred Stock, owned by Nostrum Pharmaceuticals, LLC which, under certain conditions, are convertible into 19,469,026 shares of Common Stock, and up to 173 shares of the Series A Preferred Stock that are convertible into up to an additional 15,309,735 shares of Common Stock that Nostrum Pharmaceuticals, LLC has the right to acquire from Sabby Management LLC under an agreement described herein, within 60 days of March 31, 2021. As outlined above, conversions of the Series A Convertible Preferred Stock into Common Stock are currently subject to a conversion blocker that restricts conversion to the extent that the holder would beneficially own more than 9.99% of the Common Stock outstanding. Nostrum’s address is 1370 Hamilton Street, Somerset New Jersey, 08873. Nirmal Mulye, Ph.D., through his direct and indirect ownership of Nostrum Investments, Inc., the parent company of Nostrum exercises sole voting and investment power over all shares held by Nostrum.

[2]

Includes up to 4,839,784 shares of Common Stock issuable upon conversion of shares of Series A Convertible Preferred Stock which could be acquired through conversion within 60 days of March 31, 2021. Excludes an additional 16,045,172 shares of Common Stock subject to the conversion blocker provision that restricts conversion to the extent that the holder would beneficially own more than 9.99% of the Common Stock outstanding. As of March 31, 2021, Sabby Management owned 173 shares of the Series A Convertible Preferred Stock. Sabby Management LLC’s address is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458. Hal Mintz is identified as the person with shared voting and investment power over the shares held by Sabby Management LLC.

[3]	Includes 338,333 shares underlying warrants and stock options exercisable within 60 days of March 31, 2021, and 3,510,620 shares held by Shanxi, Jinshang International Golden Tower, Suite 1202, Yuci District, Jinzhong City, Shanxi Province, China 030600.

[4]	Includes 3,771,333 shares underlying warrants exercisable within 60 days of March 31, 2021.

[5]	Includes 388,889 shares underlying warrants exercisable within 60 days of March 31, 2021.

[6]	Includes 4,160,222 shares underlying warrants exercisable within 60 days of March 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Audit Committee, pursuant to the terms of its charter, is responsible for reviewing and approving all transactions between Gene Biotherapeutics and its directors, director nominees, executive officers, greater than 5% beneficial owners of Gene Biotherapeutics Common Stock and their immediate family members for potential conflict of interest, where the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets.

Since the period beginning January 1, 2017, in addition to the transactions described under “Executive Officer Compensation” and “Director Compensation” above, we entered the following related party transactions:

●	Our Chief Executive Officer, Christopher Reinhard, a co-founder of a predecessor company, and founder of Gene Biotherapeutics has historically provided his own personal interest-free loans to support the Company’s on-going operations. The outstanding balance due and payable to Mr. Reinhard as of December 31, 2019, 2018 and 2017 are as follows: $725,425, $825,187, and $1,019,804, respectively in net Company expenses incurred in the ordinary course of business have been paid by or with cash advanced by Mr. Reinhard. These advances are non-interest bearing with no fixed terms of repayment. During the year ended December 31, 2019, 2018, and 2017, the Company repaid $99,762, $194,617, and $30,523, respectively. After December 31, 2019, effective June 2020, the Company is repaying the advances from Mr. Reinhard in equal monthly installments of $20,000.

●	In addition, for approximately the last four years, to further provide financial support and assistance to the Company, Mr. Reinhard agreed to defer the payment of his $240,000 annual base salary until the earliest to occur (a) the FDA’s approval of Generx for marketing and sale in the U.S.; (b) the EMA approval of Generx for marketing and sale in the European Union and the United Kingdom; (c) the sale of Generx to an independent third party for an aggregate value equal to or greater than $35,000,000; (d) our entry into a strategic partnership that would facilitate a capital contribution equal to or greater than $35,000,000 for the purpose of supporting the clinical and commercial development of Generx; (e) our successful completion of a public or private equity offering for the issuance of its common stock equal to $35,000,000; or (f) at such other time, as our board of directors determines that we have the financial ability to make such payments without jeopardizing its ability to operate as a going concern. Subsequent to the date of this report, Mr. Reinhard’s total accrued, but unpaid salary, as of November 30, 2020 was $1,198,700.

●	On April 10, 2020, after the period covered by this Annual Report on Form 10-K, we entered into the Ratification Agreement with Shanxi. Mr. Jiayue Zhang was the Chairman of our Board of Directors at the time of these transactions and is the Chairman and a substantial stockholder of Shanxi. In connection with the Ratification Agreement, we terminated all prior agreements with Shanxi and entered a mutual release of claims.

●	On April 10, 2020, our Angionetics, Inc. subsidiary entered into the Shanxi License Agreement with Shanxi. Mr. Jiayue Zhang was the Chairman of our Board of Directors at the time of these transactions and is the Chairman and a substantial stockholder of Shanxi. In connection with the Shanxi License Agreement we applied a $600,000 subscription to payment of a license fee granted Shanxi (a) a non-exclusive right to manufacture Generx products in China, and (b) an exclusive right to market and sell Generx products in Singapore, Macau, Hong Kong, Taiwan, any other municipality other than mainland China where Chinese (Mandarin or Cantonese) is the common language, the Russian Federation and the CIS (i.e., Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, and Uzbekistan). The Shanxi License Agreement provides for a royalty ranging from 5% up to 10% based on the level of annual net sales of the Generx product sold by Shanxi in the licensed territory.

●	On April 10, 2020, our Activation Therapeutics, Inc. subsidiary entered into the Shanxi Assignment Agreement with Shanxi. Mr. Jiayue Zhang was the Chairman of our Board of Directors at the time of these transactions and is the Chairman and a substantial stockholder of Shanxi. Under the terms of the Shanxi Assignment Agreement, we transferred all our license rights to manufacture, use, market and sell Excellagen to Shanxi. We also assigned to Shanxi a Chinese patent that we received on Excellagen.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table shows the fees billed by Marcum LLP, our independent registered public accounting firm, for each of the last three fiscal years ended December 31:

	2019	2018	2017
Audit Fees[1]	-	$-	$151,210
Audit Related Fees[2]	-	-	-
Tax Fees[3]	-	-	-
All Other Fees[4]	-	-	-
Total	$-	$-	$151,210

[1]	Audit fees related to professional services rendered in connection with the audit of Gene Biotherapeutics’ annual financial statements, quarterly review of financial statements and audit services provided in connection with other statutory and regulatory filings. The audit fees related to the audit of the years ended December 31, 2017, 2018 and 2019 were billed during the year ended December 31, 2020, representing the period the work was performed.

[2]	Audit related fees relate to professional services that are reasonably related to the performance of the audit or review of Gene Biotherapeutics’ financial statements.

[3]	Tax fees relate to professional services rendered in connection with tax compliance and preparation related to tax returns and tax audits, as well as for tax consulting and planning services.

[4]	All Other fees relate to professional services not included in the categories above, including services related to other regulatory reporting requirements.

Pre-Approval Policies and Procedures

Our Audit Committee has approved certain pre-approval policies and procedures mandates that the Audit Committee must approve in advance all auditing services and all permissible non-audit services to be provided by our independent registered public accounting firm. Pre-approval is not required for permissible non-audit services if (a) the aggregate amount of all such non-audit services provided to the Company is not more than 5% of the total amount of fees paid by the Company to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided; (b) such services were not recognized by the Company at the time of engagement to be non-audit services; and (c) such services are promptly brought to the attention of the Audit Committee and approved before completion of the audit by the Audit Committee or by one or more members of the Audit Committee to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant the pre-approvals of audit and permissible non-audit services described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 8 of this report:

●	Consolidated Balance Sheets as of December 31, 2019, 2018 and 2017;

●	Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017;

●	Consolidated Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2019, 2018 and 2017;

●	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and

●	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission on the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.

(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference To
3.1	Second Amended and Restated Certificate of Incorporation of the registrant effective as of January 13, 2006	Exhibit 3(i) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the SEC on January 18, 2006.

3.2	Certificate of Ownership and Merger of the registrant effective as of March 14, 2014	Exhibit 3.1 of our Current report on Form 8-K, filed with the SEC on March 18, 2014.

3.2	Amended and Restated Bylaws of the registrant effective as of January 12, 2006	Exhibit 3(ii) of our Registration Statement on Form SB-2 (File No. 333-131104), filed with the SEC on January 18, 2006.

3.3	Certificate of Designation for Series A Convertible Preferred Stock	Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on April 5, 2013.

3.4	Certificate of Designation for Series B Convertible Preferred Stock	Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on May 28, 2020.

4.1	Description of Securities of the registrant	Filed herewith.

4.2	Form of Warrant Agreement issued to directors and officers in February 2014.	Exhibit 4.1 of our Form 10-Q, filed with the SEC on May 15, 2014.

10.1	Technology Transfer Agreement effective as of October 13, 2005 among the registrant and Schering AG, Berlex, Inc. and Collateral Therapeutics, Inc.	Exhibit 10.5 of our Current Report on Form 8-K, filed with the SEC on October 26, 2005.

10.2	Securities Purchase Agreement dated April 4, 2013 between the registrant and Sabby Master Volatility Fund for the purchase of Series A Convertible Preferred Stock.	Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on April 5, 2013.

10.3	Share Purchase Agreement dated June 7, 2016 among the registrant, Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 11, 2016.

Exhibit Number	Description	Incorporated by Reference To
10.4	Distribution and License Agreement dated June 7, 2016 between Angionetics Inc. and Pineworld Capital Limited	Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 11, 2016.

10.5	Asset Purchase Agreement dated July 15, 2018 between Activation Therapeutics, Inc. and Olaregen Therapeutix, Inc. for the sale of Excellagen.	Filed herewith.

10.6	Reaffirmation and Ratification Agreement dated April 10, 2020 between the registrant and Shanxi Taxus Pharmaceuticals Co. Ltd.	Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on May 28, 2020.

10.7	Distribution and License Agreement Dated April 10, 2020 between Angionetics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on May 28, 2020.

10.8	Amendment No. 1 to Distribution and License Agreement dated April 14, 2020 between Angionetics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.4 of our Current Report on Form 8-K filed with the SEC on May 28, 2020.

10.9	License and Patent Assignment Agreement dated April 10, 2020 between Activation Therapeutics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.5 of our Current Report on Form 8-K filed with the SEC on May 28, 2020

10.10	Preferred Stock Purchase Agreement dated May 22, 2020 between the registrant and Nostrum Pharmaceuticals, LLC, for the purchase of Series B Convertible Preferred Stock.	Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 28, 2020

21.1	Subsidiaries of the registrant	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included on signature page of this report

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101	Inline XBRL document Set for the consolidated financial statements and accompanying notes in Part II, Item 8 “Financial Statements and Supplemental Data” of this Annual Report on Form 10-K.	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 23, 2021

GENE BIOTHERAPEUTICS INC.

By:	/S/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Christopher J. Reinhard and James Grainer his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Gene Biotherapeutics Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHRISTOPHER J. REINHARD	Chief Executive Officer (Principal Executive	April 23, 2021
Christopher J. Reinhard	Officer) and Director

/S/ James L. Grainer	Chief Financial Officer (Principal Accounting	April 23, 2021
James L. Grainer	Officer) and Chairman of the Board of Directors

/S/ MURRAY H. HUTCHISON	Director	April 23, 2021
Murray H. Hutchison

/S/ Kaushik K. Vyas	Director	April 23, 2021
Kaushik K. Vyas

-95-