Form 10-Q
period 2020-03-31
Gene Biotherapeutics, Inc.
filed 2021-09-03
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-33635

GENE BIOTHERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0075787
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

11230 Sorrento Valley Rd, Suite 220 San Diego, California 92121	(858) 414-1477
Address of principal executive offices	(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 28, 2021, 64,931,888 shares of our common stock were outstanding.

EXPLANATORY NOTE

Due to financial hardship, we were unable to secure auditor review or audit of our financial statements and suspended regular reporting of our financial results of operations following our quarterly report for the period ended March 31, 2017. On May 22, 2020, after the period covered by this report, we secured a $1.7 million financing arrangement and have used a portion of those proceeds to complete the financial statements and disclosures in this report. See Note 7—Subsequent Events in the footnotes to the consolidated financial statements and elsewhere in this report. We filed a comprehensive Annual Report on Form 10-K for the period ended December 31, 2019 (the “2019 Annual Report”), with expanded disclosures for the fiscal years ended December 31, 2018 and 2017, and the quarterly period ended March 31, June 30, and September 30 during 2019, 2018 and 2017.

The filing of this report will not result in us becoming “current” in our reporting requirements under the Securities Exchange Act of 1934. It is our intention to become current, and we are preparing quarterly reports for the periods ended June 30, 2020 and September 30, 2020, and for the annual reporting period ended December 31, 2020. In addition, to become current we also plan to file our quarterly reports for the periods ended March 31, 2021 and June 30, 2021. Once we do become current, we will continue to be precluded from the use of certain abbreviated registration statements and forms, which are predicated on timely filing all required reports over the prior 12-month period.

All references in this report to the “Company,” “Gene Biotherapeutics,” “Gene Bio,” “we,” “our,” and “us” refer to Gene Biotherapeutics Inc., and its consolidated subsidiaries Angionetics, Inc. and Activation Therapeutics, Inc.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect our current expectations and views of future events. These forward-looking statements can also be identified by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or similar terms. Forward-looking statements in this report may include statements about:

●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately, particularly with respect to the timely production and delivery of our Generx product candidate;

●	our ability and the ability of third parties with whom we contract to successfully manufacture our commercial products at scale, as well as drug substances, delivery vehicles, development candidates, and investigational medicines for preclinical and clinical use;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our commercial products, investigational medicines and technology;

●	the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

●	the ultimate impact of the current coronavirus pandemic, or the COVID-19 pandemic, or any other health epidemic, on our business, manufacturing, clinical trials, research programs, supply chain, regulatory review, healthcare systems or the global economy as a whole;

●	risks related to the direct or indirect impact of the COVID-19 pandemic or any future large-scale adverse health event, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays in diagnoses, initiation or continuation of treatment for diseases that may be addressed by our development candidates and investigational medicines, or in patient enrollment in clinical trials, potential clinical trials, regulatory review or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of the pandemic, and our ability to execute business continuity plans to address disruptions caused by the COVID-19 pandemic or future large-scale adverse health event;

●	our anticipated next steps for our development candidates and investigational medicines that may be slowed down due to the impact of the COVID-19 pandemic;

●	our ability to identify research priorities and apply a risk-mitigated strategy to efficiently discover and develop development candidates and investigational medicines, including by applying learnings from one program to our other programs and from one modality to our other modalities;

●	the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and investigational medicines;

●	our ability to obtain and maintain regulatory approval of our investigational medicines;

●	our ability to successfully commercialize any future products, if approved;

●	the pricing and reimbursement of our investigational medicines, if approved;

●	the implementation of our business model, and strategic plans for our business, investigational medicines, and technology;

●	estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;

●	the potential benefits of strategic collaboration agreements, our ability to enter into strategic collaborations or arrangements, and our ability to attract collaborators with development, regulatory, and commercialization expertise;

●	future agreements with third parties in connection with the commercialization of our investigational medicines, if approved;

●	the size and growth potential of the markets for our investigational medicines, and our ability to serve those markets;

●	our financial performance;

●	the rate and degree of market acceptance of our investigational medicines;

●	regulatory developments in the United States and foreign countries;

●	our ability to produce our products or investigational medicines with advantages in turnaround times or manufacturing cost;

●	the success of competing therapies that are or may become available;

●	our ability to attract and retain key scientific or management personnel;

●	the impact of laws and regulations;

●	developments relating to our competitors and our industry; and

●	other risks and uncertainties discussed in this Form 10-Q.

Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Part II, Item 1A “Risk Factors” and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report speak only as of the date of this report. We do not undertake to update or revise any forward-looking statements in the report, except as required by law.

This report also contains, or may contain, estimates, projections and other information concerning our industry, our business, and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Additional Information

Additional information about the Company is available from our website, www.genebiotherapeutics.com, including the investor relations section. In addition, specific information about our planned FDA-cleared, Generx [Ad5FGF-4] AFFIRM Phase 3 clinical study is available from our website www.myrefractoryangina.com. We encourage investors to visit these websites as information is frequently undated and information is shared.

GENE BIOTHERAPEUTICS INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,926	$400
Prepaid expenses and other assets	111,988	32,395
Total current assets	114,914	32,795
Property and equipment, net	2,219	2,640
Other long term	12,541
Total assets	$129,674	$35,435
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,040,045	$967,126
Accrued liabilities	2,890,440	2,796,689
Note Payable	281,976	273,749
Advances from officer	690,050	725,425
Total current liabilities	4,902,511	4,762,989
Notes payable-long term	245,740	122,209
Total liabilities	5,148,251	4,885,198
Commitments and contingencies
Stockholders’ deficit:
Common stock issuable	600,000	600,000
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 790 March 31, 2020 and 790 at December 31, 2019
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 14,489,399 at March 31, 2020 and 14,489,399 at December 31, 2019, respectively	1,449	1,449
Additional paid-in capital	114,020,581	114,020,581
Accumulated deficit	(119,062,053)	(118,912,290)
Total controlling interest	(4,440,023)	(4,290,260)
Non-controlling interest	(578,554)	(559,503)
Total stockholders’ deficit	(5,018,577)	(4,849,763)
Total liabilities and stockholders’ deficit	$129,674	$35,435

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GENE BIOTHERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses
Research and development	$46,605	$63,379
Selling, general and administrative	106,278	179,599
Total operating expenses	152,883	242,978
Loss from operations	(152,883)	(242,978)
Other expenses:
Interest expense	(15,931)	(10,129)
Net loss	$(168,814)	$(253,107)
Net loss attributable to the non-controlling interest	(19,051)	(26,736)
Net loss attributable to the controlling interest	$(149,763)	$(226,369)
Net loss attributable to controlling interest per share:
Basic and diluted	(0.01)	(0.02)
Weighted average common shares outstanding	14,489,399	14,473,967

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GENE BIOTHERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net (Income) loss	$(168,814)	$(253,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	421	15,942

Deferred rent amortization		(2,722)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(79,594)	5,305
Deposits and other long-term assets	(12,541)
Accounts payable	72,920	8,863
Accrued liabilities	93,751	185,375
Net cash used in operating activities	(93,857)	(40,344)
Cash Flows from Financing Activities
Proceeds (Payments) from officer’s loan	(35,375)	(45,503)
Increase in notes payable	131,758	8,137
Net cash provided by financing activities	96,383	(37,366)
Net increase (decrease) in cash	2,526	(77,710)
Cash and cash equivalents at beginning of period	400	82,115
Cash and cash equivalents at end of period	$2,926	$4,405
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,173	$1,991

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Stockholders (Deficit)/Equity

March 31, 2020

	Controlling Interest
	Common Stock		Series A Convertible Preferred Stock		Common Stock Issuable	Additional Paid-In- Capital	Controlling Interest Deficit	Non- Controlling Interest	Deficit Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2019	14,489,399	$1,449	790	—	$600,000	$114,020,581	$(118,912,290)	$(559,503)	$(4,849,763)
Issuance of common stock on conversion of preferred stock	0	0	0	—		0		—	—
Non-controlling interest				—				(19,051)	(19,051)
Net income							(149,763)		(149763)
Balance—March 31, 2020	14,489,399	$1,449	790	$—	$600,000	$114,020,581	$(119,062,053)	$(578,554)	$(5,018,577)

GENE BIOTHERAPEUTICS INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Liquidity

Organization

Gene Biotherapeutics Inc. (the “Company”) was initially incorporated in Delaware in December 2003. The Company is a late-stage biotechnology company focused on the clinical and commercialization of angiogenic gene therapy biotherapeutics for strategic niche markets, primarily for the treatment of cardiovascular disease. The technology platform is designed to biologically activate the human body’s innate angiogenic healing process to stimulate the growth of microvascular networks for patients with ischemic cardiovascular, cerebral, and other medical conditions and diseases, as well as for advanced tissue engineering applications.

The Company’s current business is focused exclusively on the development of Generx, an angiogenic gene therapy product candidate, initially targeted for patients with refractory angina due to advanced coronary artery disease and other forms of ischemic heart disease including congestive heart failure, through our 85% owned subsidiary Angionetics Inc. The Company does not currently have any other products or other product candidates and has not generated any revenues from operations for the three-month period ended March 31, 2020.

In May 2020, after the period covered by this report, we entered into a Preferred Stock Purchase Agreement with Nostrum Pharmaceuticals, LLC (“Nostrum”), selling Nostrum 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1.7 million. In addition, to further support the operations of the Company for the period May 2021 through July 2021, subsequent to this reporting period, Nostrum invested an additional $292,000, into the Company. Nostrum is the parent company of Nostrum Laboratories, Inc., a privately held pharmaceutical company engaged in the formulation, commercialization, marketing and sale of specialty pharmaceutical products and controlled release, orally administered, branded and generic drug products. We have used the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting the U.S. FDA-approved Phase 3 clinical trial for our Generx product candidate. We believe that Nostrum’s assets and experience in the formulation and commercialization of pharmaceutical products will facilitate the administration and completion of the Phase 3 clinical trial for Generx on a cost-effective basis. Refer to the Subsequent Section for further discussion.

Liquidity and Going Concern

As of March 31, 2020, the Company had $2,926 in cash and cash equivalents. The Company’s working capital deficit as of March 31, 2020 was $4,787,597 and the Company has incurred recurring losses and has an accumulated deficit of $119,062,053. During the three-month period ended March 31, 2020, the Company used approximately $93,857 of cash in our operating activities. The Company also began restructuring efforts with its vendors in 2019, resulting in the forgiveness of approximately $1.66 million in vendor payables and additional forgiveness of approximately $68,000 in the quarter ending June 30, 2020.

On April 10, 2020, after the period covered by this report, we transferred our residual rights in Excellagen to Shanxi Taxus Pharmaceuticals Co. Ltd. in exchange for the release of any rights or claims in ownership interest in Gene Biotherapeutics. As a result, we no longer have an interest in Excellagen, other than the right to receive royalty payments from Olaregen totaling up to $3,350,000, based on monthly net sales of Excellagen worldwide, excluding Greater China, the Russian Federation, and countries in the Commonwealth of Independent States. In connection with this transaction, Shanxi agreed to apply previously funded $600,000 subscription payment in exchange for the rights to Excellagen in the Greater China, the Russian Federation and countries in the Commonwealth of Independent States, and Shanxi released any future rights or claims against us.

On April 10, 2020, after the period covered by this report, our Angionetics, Inc. subsidiary entered into a Distribution and License Agreement with Shanxi (as amended, the “Shanxi License Agreement”), granting Shanxi certain license rights with respect to our Generx product candidate. The distribution and license rights commence only after we obtain U.S. FDA approval for marketing and sale of Generx in the United States. The license rights include (a) a non-exclusive right to manufacture Generx products in China, and (b) an exclusive right to market and sell Generx products in Singapore, Macau, Hong Kong, Taiwan, any other municipality other than mainland China where Chinese (Mandarin or Cantonese) is the common language, the Russian Federation, and the Commonwealth of Independent States (i.e., Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, and Uzbekistan). The Shanxi License Agreement provides for a royalty ranging from 5% up to 10% based on the level of annual net sales of the Generx product sold by Shanxi in the licensed territory. Refer to the Subsequent Events section for a further discussion on this matter.

The Company anticipates that negative cash flows from operations will continue for the foreseeable future. We have yet to generate positive cash flows from operations and we are essentially dependent on external funding sources to support the Company’s research, development and commercialization activities. The Company’s history of recurring losses and uncertainties as to whether operations will become profitable raises substantial doubt about its ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. We do not have any unused credit facilities. We intend to pursue sources of working capital from non-dilutive funding channels to support the Company’s operations that could include, but not be limited to, (1) up to $3.350 million from potential royalties from commercial sales of Excellagen® from certain geographic regions, including the United States; (2) Federal government sponsored research grants; (3) agreements and arrangements covering distributor and strategic partnerships and drug royalty agreements based on the commercial sale of Generx following the successful completion of the planned FDA-cleared, Phase 3 AFFIRM clinical study and FDA registration in the U.S., and additional registrations to market and sell Generx in other countries internationally. At the appropriate time, with favorable market conditions, and an appropriate enterprise value reflective of the Company’s clinical status and the Generx [Ad5FGF-4] economic potential, we could also consider the sale of equity and debt securities in a privately negotiated structured transactions or public capital market offerings.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue operations is dependent on the execution of management’s plans, which include the  raising of additional capital through the equity and/or debt markets, until such time that funds provided by operations are sufficient to fund working capital requirements. Without additional capital the Company will not have sufficient resources for research, product development and sales and marketing efforts to bring Generx to commercialization. The consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Impact of Coronavirus Outbreak

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The Company did not experience substantial effects from the COVID- 19 outbreak on its operations for the period ended March 31, 2020. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity on its future operations.

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

Use of Estimates and assumptions and critical accounting estimates and assumptions.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Gene Biotherapeutics Inc., and its consolidated subsidiaries, Angionetics Inc., Activation Therapeutics, Inc. and LifeAgain Insurance Solutions, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

The profit and losses of Angionetics are allocated among the controlling interest and the non-controlling interest in the same proportions as their ownership interests.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2020, the Company had no cash and cash equivalent balances in excess of the federally insured limit of $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held.

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

Impairment of Long-Lived Assets

The Company assesses its property and equipment for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable. Such long-lived assts are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. The Company recognized no impairment losses during any of the periods presented in these financial statements.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income(loss) in the years in which those temporary differences are expected to be recovered or settled. Due to the Company’s history of losses, a full valuation allowance was recognized against the deferred tax assets as of December 31,2020. The Company expects that it will continue to experience operating losses.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the three-month period ended March 31, 2020, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes in unrecognized tax benefits within the next twelve months.

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

Under the provision of ASC 740-10, the Company recognizes the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination based on the technical merits of the position. For the year period ended March 31, 2020, the Company had no material unrecognized tax benefits, and based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months

As of the tax year ending December 31,2019 the Company has net operating loss carryforwards for federal income tax purposes of approximately $91.4 million and net operating loss carryforwards for state income tax purposes of approximately $52.5 million. The net operating losses begin to expire in 2023 for federal income purposes and in 2028 for state income tax purposes. The federal net operating loss carryover includes $258,000 of net operating losses generated in 2018 and later. Federal net operating losses generated from 2018 onwards carryover indefinitely and may generally be used to offset up to 80% of future taxable income. The Company also has R&D tax credits available for federal and state purposes of $1.8 million and $1.9 million, respectively. The federal R&D credits will begin to expire December 31, 2035.

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

In December 2017, the Tax Cuts and Jobs Act (the “2017 Act) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 34 percent to 21 percent for tax years beginning after December 31, 2017. In 2017, the Company recorded provisional amounts for certain enactment-date effects of the act by applying the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”). In 2018 and 2017, the Company recorded $0 net tax expense related to the enactment-date effects of the Act related to the remeasurement of deferred tax assets and liabilities.

As of December 31, 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Act and no adjustments were made to the provisional amounts recorded on December 31, 2017.

As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $14.5 million, which was fully offset by valuation allowance. Upon further analysis of certain aspects of the Act and refinement of our calculations during the 12 months ended December 31, 2018, the Company determined that no adjustment was necessary to our provisional amount.

Pursuant to the Internal Revenue Code (“IRC”) of 1986, as amended, specifically IRC Section 382 and 383, the Company’s ability to use net operating loss and R&D tax credit carryforwards (“tax attribute carries forwards”) to offset future taxable income is limited if we experience a cumulative change in ownership of more than 50% within a three-year testing period. The Company had an ownership change on May 22, 2020 as result of the Nostrum investment. Accordingly for periods subsequent to May 22, 2020, the annual utilization of the net operating losses that are carried forward are expected to be limited. Further, the Company’s deferred tax assets associated with such tax attributes are expected to be significantly reduced upon realization of the ownership change within the meaning of IRC 382. The Company incurred an operating loss for the period ended March 31, 2020 and expects to have operating losses and federal and state tax losses for the full year December 31, 2020.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss attributable to the controlling interest per common share for the three-month period ended March 31, 2020, because their effect would be anti-dilutive.

As of March 31, 2020, there were potentially dilutive securities issued and outstanding which consisted of Series A Convertible Preferred Stock, that were convertible into 4,388,889 share of Common Stock, and there were stock options and warrants to acquire up to 14,811,333 shares of the Company’s Common Stock.

Stock-Based Compensation

The Company recognizes the fair value of all share-based payment awards in the Statement of Operations over the requisite vesting period for each expected volatility, expected term, and risk-free interest rate.

The Company estimated the fair value of an option award on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards require the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from the estimates, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. Under this new guidance, at the commencement date, lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right -of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. The Company adopted the new guidance effective January 1, 2020. There was no material impact on the Company’s financial statements for the current period ending March 31,2020.

Note 3—Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
Computer and telecommunication equipment	$12,902	$12,902
Office equipment	5,871	5,871
Office furniture and equipment	7,396	7,396
Leasehold improvements	177,436	177,436
	203,605	203,605
Accumulated depreciation and amortization	(201,386)	(200,965)
Property and equipment, net	$2,219	$2,640

Depreciation and amortization of property and equipment totaled $421.

Note 4—Accrued Liabilities

Accrued Liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
Payroll and benefits	$2,761,467	$2,657,717
Other	128,973	138,973
Total	$2,890,440	$2,796,690

Note 5—Advances from Related Party-Officer

As of March 31, 2020, and December 31, 2019, $690,050 and $725,425 respectively, was owed to the Company’s Chief Executive Officer for cash advances made to the Company to fund working capital requirements incurred in the ordinary course of business. These advances are non-interest bearing with no fixed terms of repayment. During the period ended March 31, 2020, the Company repaid $35,375. Subsequent to the reporting period, effective in June, 2020, the Company is repaying the loan in equal monthly installments of $20,000.

Note 6—Commitments and Contingencies

Lease Commitments

In June 2016, the Company entered into a thirty-eight-month lease agreement to lease office space commencing on September 30, 2016. The approximate base monthly rent in the first, second and third years is $3,500, $3,700, and $3,800, respectively. The base monthly rent in the final two months of the agreement is $3,900. The total base rent over the lease term equals $139,800. The lease was extended until July 31, 2020, on a month-to-month basis.

On July 8, 2020, the Company entered into a twenty-nine-month lease for approximately 3,039 square feet of office space in San Diego, California commencing on August 1, 2020. The monthly base rent is $6,685 and increases by three percent (3%) on each anniversary of the Commencement Date.

Contingent Liability

During the year ended December 31, 2019, the Company entered into various restructuring efforts including the restructuring of certain payables with its vendors to pay certain amounts due contingent on the receipt of FDA approval on Generx or contingent on the FDA approval and commercial sales of Generx. Since it is not determinable when and if Generx will receive FDA approval and the Company will achieve commercial sales, the Company has reflected these re-negotiated amounts due as contingent liabilities where it is not determinable when and if the amounts will ultimately be paid. The total liabilities payable by the Company in the event of FDA approval is $172,449 and an additional amount totaling $225,000 is payable when commercial sales cumulatively reach $100 million for Generx. Since the Company does not know if FDA approval will be received for the Generx product, it is not determinable if and when this payment will be made by the Company. Accordingly, these amounts have been reported as a contingent liability and have not been included in accounts payable and accrued liabilities.

Deferred Compensation

As of March 31, 2020, we had an outstanding balance in accrued but unpaid salaries and benefits for current and former employees totaling $2,926,717. In January 2020, all affected current and former employees agreed to defer their compensation, less applicable tax withholdings, upon the earliest to occur of (a) the FDA’s approval of Generx for marketing and sale in the U.S.; (b) the EMA approval of Generx for marketing and sale in the European Union and the United Kingdom; (c) the sale of Generx to an independent third party for an aggregate value equal to or greater than $35,000,000; (d) our entry into a strategic partnership that would facilitate a capital contribution equal to or greater than $35,000,000 for the purpose of supporting the clinical and commercial development of Generx; (e) our successful completion of a public or private equity offering for the issuance of its common stock equal to $35,000,000; or (f) at such other time, as our board of directors determines that we have the financial ability to make such payments without jeopardizing our ability to operate as a going concern.

License Fees

Technology License Agreements

As of October 2019, the outstanding and unpaid amount due and payable under the UC License Agreement totaled $1,006,709. As part of the Company’s restructuring efforts, the Company and the University of California reached a settlement agreement in the amount of $172,449, payable as $100,000 in quarterly cash payments of $8,333 over a 36 month-month period, with the first payment commencing on June 15, 2020, and an additional lump sum payment of $72,449 payable upon FDA approval of Generx.

As of November 2019, the Company and the New York University reached an agreement to settle total amounts due under this agreement for $400,000 payable as follows: (1) $75,000 in six quarterly payments of $12,500 commencing June 15, 2020, with additional contingent payments due as follows (2) $100,000 payable upon FDA approval to market and sell Generx; and (3) an additional amount totaling $225,000 when commercial sales cumulatively reach $100 million for Generx.

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

Legal Proceedings

In the course of our business, the Company is routinely involved in proceedings such as disputes involving goods or services provided by various third parties, which the Company does not consider likely to be material to the technology we develop or license, or the products we develop for commercialization, but which can result in costs and diversions of resources to pursue and resolve.

Note 7—Stockholders’ Equity

Common Stock

In April 2015, the Company entered into a term sheet with Shenzhen Qianhai Taxus Capital Management Co., Ltd. (“Shenzhen Qianhai Taxus”), a company affiliated with Shanxi Taxus Pharmaceuticals Co. Ltd., whereby the Company proposed to sell Shenzhen Qianhai Taxus 600,000 shares of common stock in our Angionetics subsidiary in exchange for $3.0 million in cash. The $3.0 million was to be paid in tranches that were to be completed by May 31, 2015. Shenzhen Qianhai Taxus paid $600,000 of the financing, which was recorded as common stock issuable. Shenzhen Qianhai Taxus did not complete this transaction. This subscription was committed and not refundable to Shenzhen Qianhai Taxus. Shenzhen Qianhai Taxus was eligible to apply this amount toward the purchase of common stock of the Company or its subsidiaries based on terms and conditions approved by the Company’s Board of Directors.

In April 2020, in connection with the Change of Control and restructuring efforts executed pursuant to the Preferred Stock Purchase Agreement, the Company entered into a Reaffirmation and Ratification Agreement with Shenzhen Qianhai Taxus (the “Ratification Agreement”) confirming that the Company terminated all prior agreements with Shenzhen Qianhai Taxus and entered into a mutual release of claims, which canceled the rights for the issuance of common shares. Refer to subsequent event note.

Shenzhen Qianhai Taxus previously held approximately 24% of the Company shares as of March 31, 2020 and the chairman of Shenzhen Qianhai Taxus was also on the Board of Directors and Chairman of the Board of the Company. Following completion of the transaction with Nostrum, which included the issuance of the Series B Convertible Preferred Stock, the Chairman resigned from the Company’s Board of Directors. After the Nostrum Series B Preferred stock investment and excluding Nostrum’s Series A Preferred Stock investment  and pending Series B Preferred issuances Shenzhen Qianhai Taxus and Nostrum own 1.6% and 70% of the voting common stock respectively as of August 28,2021.

Preferred Stock

Series A Preferred Stock Exchange and Redemption Agreement with Sabby Healthcare Volatility Master Fund, Ltd.

In April 2013, the Company entered into a securities purchase agreement with Sabby Healthcare Volatility Master Fund, Ltd. (“Sabby”) to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock (the “Preferred Stock”) for maximum proceeds of $4.0 million. The Preferred Stock was convertible into shares of our common stock at an initial conversion price of $0.6437 per share. The conversion price is subject to downward adjustment if the Company issues common stock or common stock equivalents at a price less than the then effective conversion price. Sabby is limited to hold no more than 10% of Gene Biotherapeutics’ issued and outstanding common stock at any time. As long as the Preferred Stock is outstanding, the Company has also agreed not to incur specified indebtedness without the consent of the holders of the Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future.

In July 2015, the Company entered into an Exchange and Redemption Agreement with Sabby relating to the 1,176 shares of Preferred Stock that remained outstanding at that time. Under the terms of the Exchange and Redemption Agreement, the Company agreed to reduce the conversion price of the Preferred Stock to $0.30 per share. The Agreement grants Gene Biotherapeutics (1) a right to redeem any or all of the outstanding Preferred Stock for its stated value (approximately $1,000 per share) at any time during a 120-day period after the date of the Agreement, and (2) increases the limitation on certain indebtedness contained in the Certificate of Designation for the Preferred Stock to allow Gene Biotherapeutics to borrow up to $250,000. The Company entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the effective conversion price changing from $0.64 to $0.30 per share, the 1,176 shares of Preferred Stock outstanding at that time were convertible to 3,918,667 shares of Gene Biotherapeutics common stock, an additional 2,092,350 shares compared to before the conversion price change. As of March 31, 2020, and December 31, 2019, there were 790 Preferred Stock outstanding. Refer to the Subsequent Events section for further discussion on the Series A Preferred Stock.

Series A Preferred Stock Purchase Agreement Between Nostrum and Sabby

In May 2020, subsequent to this reporting period, concurrent with the sale of the Series B Preferred Stock, Nostrum acquired 220 shares of the Company’s Series A Preferred Stock from Sabby Master Healthcare Ltd. and agreed to purchase the remaining 570 shares of Series A Convertible Preferred Stock that are outstanding and held by Sabby. As a result of the issuance of the Series B Convertible Preferred Stock, each share of our Series A Convertible Preferred Stock became convertible into 88,496 shares of our Common Stock which totaled 50,442,489 shares of Common Stock. The Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock restricts Nostrum from converting any Series A Preferred Stock if Nostrum would beneficially own a number of shares of Common Stock in excess of 9.99% of the shares of Common Stock then issued and outstanding. As a result of its ownership of the Series B Convertible Preferred Stock, Nostrum is currently limited in its entirety from converting any shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has no voting rights on general corporate matters, provided that the Series A Convertible Preferred Stock contain customary protective provisions. As of April 28, 2021, Sabby converted all of its remaining 570 shares of Series A Convertible Preferred Stock into 50,442,489 shares of Common and no further shares of the Series A Convertible Preferred Stock were purchased by Nostrum. As a result, Nostrum did not acquire any further shares of the Series A Convertible Preferred beyond their initial 220 share acquisition.

Series B Convertible Preferred Stock Purchase Agreement with Nostrum

In May 2020, subsequent to this reporting period we entered into a Preferred Stock Purchase Agreement with Nostrum Pharmaceuticals, LLC (“Nostrum”), selling Nostrum 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1.7 million, that are convertible into 150,442,478 shares of the Company’s Common Stock. Set forth below are the specific details of the terms and conditions of the Series B Convertible Preferred Stock.

Amendment to Certificate of Incorporation and Amendment to Bylaws Covering the Series B Convertible Preferred Stock

On May 21, 2020, the Company amended their Certificate of Incorporation with the filing of a Certificate of Designation to establish the rights, privileges, and preferences of a new class of our preferred stock designated Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred has the following material terms and provisions:

Dividends. Each share of our Series B Convertible Preferred Stock is entitled to receive dividends when, as, and if dividends are paid on shares of our Common Stock. Dividends are payable on each share of Series B Convertible Preferred Stock on an “as-converted” basis, in the same amount and form as dividends actually paid on shares of our Common Stock. The Company has never paid dividends on shares of our common stock and the Company does not intend to do so for the foreseeable future.

Voting Rights. Each share of our Series B Convertible Preferred Stock will have the same voting rights as shares of our Common Stock, on an “as-converted” basis, and will vote on all matters with the Common Stock as a single class. In addition, the Series B Convertible Preferred Stock has voting rights that require the approval of a majority of the outstanding shares of Series B Convertible Preferred Stock for any action to: (1) alter or change adversely the powers, preferences or rights given to the shares of our Series B Convertible Preferred Stock or alter or amend its Certificate of Designation, (2) authorize or create any class of shares ranking as to dividends, redemption or distribution of assets upon liquidation senior to, or otherwise pari passu with, the shares of our Series B Convertible Preferred Stock, (3) amend our Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of our Series B Convertible Preferred Stock, (4) increase the number of authorized shares of our Series B Convertible Preferred Stock, or (5) enter into any agreement with respect to any of the foregoing.

Conversion. The shares of our Series B Convertible Preferred Stock are convertible at any time at the option of the holder into shares of our Common Stock at a ratio determined by dividing the Stated Value of such share of Series B Preferred Stock by the conversion price of $0.0113 per share of Common Stock. Accordingly, each share of our Series B Convertible Preferred Stock is initially convertible into 88.5 shares of our Common Stock. The conversion price is subject to adjustment in the case of share splits, share dividends, combinations of shares and similar recapitalization transactions. In addition, if the Company sells shares of Common Stock or Common Stock equivalents at a price less than the current conversion price, the conversion price of the Series B Convertible Preferred Stock will be reduced to equal eighty percent (80%) of the price at which such Common Stock or Common Stock equivalents are sold.

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

In May 2020, the Board amended the Company’s bylaws to eliminate the classified Board. Directors will serve one-year terms until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Stock Options and Other Equity Compensation Plans

The Company had an equity incentive plan that was established in 2005 under which 283,058 shares of our common stock was reserved for issuance to employees, non-employee directors and consultants. The 2005 Equity Incentive Plan expired on October 20, 2015, ten years after its adoption, and the Company is no longer able to issue share or awards under that plan. All options or other awards issued under the 2005 Equity Incentive plan prior to its expiration remain outstanding in accordance with their terms. At March 31,2020, there are no shares outstanding and available for future issuance under the option plan.

There were no stock options, warrant under the Equity Incentive plan and no warrant issued outside of the plan to employees and consultants during the three-month period ended March 31, 2020. The total number of options and warrants outstanding and exercisable were 14,811,333 as of March 31, 2020 with a weighted average exercise price of $0.62 per share, and a weighted average remaining life of 4.42.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2017	12,116,334	$0.62	7.67
Granted	—	—	—
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	(5,001)	0.62	—
Balance outstanding, December 31, 2017	12,111,333	0.62	6.67
Granted	—	—	—
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	—	—	—
Balance outstanding, December 31, 2018	12,111,333	$0.62	5.67
Granted	—	—	—
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	—	—	—
Balance outstanding, December 31, 2019	12,111,333	$0.62	4.67
Balance exercisable, December 31, 2019	12,111,333	$0.62	4.67
Balance exercisable, March 31, 2020	12,111,333	$0.62	4.42

The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. In determining the expected term, the Company separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those included in the table above. The volatility rates are based principally on our historical stock prices and expectations of the future volatility of its common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards and expected vesting. As of March 31, 2020, there was a $0, intrinsic value to the outstanding and exercisable options and warrants, respectively.

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

The following table summarizes warrants that we granted during the year ended December 31, 2017 and 2018:

Grant Date	Quantity Issued	Expected Life (Years)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Grant Date Fair Value Per Warrant	Aggregate Fair Value
04/23/2018	1,000,000	10.0	$0.25	126.00%	0%	2.47%	$0.08	$80,000
11/14/2017	700,000	10.0	$0.25	116.47%	0%	2.33%	$0.11	79,222
10/09/2017	1,000,000	10.0	$0.25	115.00%	0%	2.47%	$0.16	150,000

The Company did not grant any warrants after 2018 and had total warrants issued and outstanding to third party consultants of 2,700,000 as of March 31, 2020.

Note 8—Subsequent Events

The following significant events took place after the period covered by this report:

Matters Relating to Our Relationship with Shanxi Taxus Pharmaceuticals Inc. and Affiliated Entities

In April 2020, the Company entered into a Reaffirmation and Ratification Agreement with Shanxi Taxus Pharmaceuticals Co., Ltd. (“Shanxi”). Shanxi has previously paid a subscription of $600,000 to acquire shares of our Common Stock or shares of capital stock in our Angionetics Inc. subsidiary. In exchange for the cancellation of the $600,000 stock subscription agreement the Company entered into the two agreements described below and terminated all prior agreements with Shanxi and entered into a mutual release of claims.

Generx Product

In April 2020, Angionetics, Inc. entered into a Distribution and License Agreement with Shanxi, as amended by the First Amendment to Distribution and License Agreement dated April 14, 2020 (as amended, the “Shanxi License Agreement”), granting Shanxi certain license rights with respect to our Generx product candidate. The distribution and license rights commence only after the Company obtains U.S. FDA approval for marketing and sale of Generx in the United States. The license rights include (a) a non-exclusive right to manufacture Generx products in China, and (b) an exclusive right to market and sell Generx products in Singapore, Macau, Hong Kong, Taiwan, any other municipality other than mainland China where Chinese (Mandarin or Cantonese) is the common language, the Russian Federation and the Commonwealth of Independent States (i.e., Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, and Uzbekistan). The Shanxi License Agreement provides for a royalty ranging from 5% up to 10% based on the level of annual net sales of the Generx product sold by Shanxi in the licensed territory.

Excellagen Product

In April 2020, subsequent to the date of this report, the Company’s Activation Therapeutics, Inc. subsidiary entered into the Shanxi Assignment Agreement pursuant to which the Company transferred all of its license rights to manufacture, use, market and sell Excellagen in China to Shanxi. The Company also assigned to Shanxi a Chinese patent that the Company received on Excellagen. As a result, the Company no longer has an interest in Excellagen, other than the right to the royalty payments from Olaregen.

Nostrum Financing

On May 22, 2020, subsequent to the date of this report, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with Nostrum Pharmaceuticals, LLC, a Delaware limited liability company (“Nostrum”) pursuant to which the Company sold Nostrum 1,700,000 shares of newly designated Series B Preferred Stock, for a total cash consideration of $1.7 million. Series B Preferred Stock is convertible into shares of our common stock at an initial conversion ratio of $.0113 shares of Series B Preferred Stock for each share of common stock or 150,442,478 shares of the Company’s Common Stock. We have used the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting a Phase 3 clinical trial in the U.S. for our Generx product candidate. We believe that Nostrum’s assets and experience in the formulation and commercialization of pharmaceutical products will facilitate the administration and completion of the Phase 3 clinical trial for Generx on a cost-effective basis. Nostrum is the parent of Nostrum Laboratories, Inc., a privately held pharmaceutical company engaged in the formulation and commercialization of specialty pharmaceutical products and controlled release, orally administered branded and generic drug products.

Concurrently with the sale of the Series B Preferred Stock, Nostrum acquired 220 shares of the Company’s Series A Preferred Stock from Sabby Master Healthcare Ltd. and agreed to purchase the remaining 570 shares of Series A Convertible Preferred Stock that are outstanding and held by Sabby. As a result of the issuance of the Series B Convertible Preferred Stock, each share of our Series A Convertible Preferred Stock became convertible into 88,496 shares of our Common Stock. The Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock restricts Nostrum from converting any Series A Preferred Stock if Nostrum would beneficially own a number of shares of Common Stock in excess of 9.99% of the shares of Common Stock then issued and outstanding. As a result of its ownership of the Series B Convertible Preferred Stock, Nostrum is currently limited in its entirety from converting any shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has no voting rights on general corporate matters, provided that the Series A Convertible Preferred Stock contain customary protective provisions.

As of April 28, 2021, Sabby converted all of its remaining 570 shares of Series A Convertible Preferred Stock into 50,442,489 shares of Common and no further shares of the Series A Convertible Preferred Stock were purchased by Nostrum. As a result, Nostrum did not acquire any further shares of the Series A Convertible Preferred beyond their initial 220 share acquisition

For the period May 2021 through July 2021, Nostrum provided an additional $292,000 in cash funding to support the operations of the Company to execute on our current business plan and seek alternative sources of non-dilutive capital to fund the Company’s research, development and commercialization activities for our lead product Generx [Ad5FGF-4]. The Company will issue an additional 292,000 of Series B Preferred Stock in exchange for the additional funding from Nostrum.

Office Lease

In July 2020, the Company entered into a twenty-nine-month lease for approximately 3,039 square feet of office space in San Diego, California commencing on August 1, 2020. The monthly base rent is $6,685 and increases by three percent (3%) on each anniversary of the Commencement Date.

Retirement of Members of the Board of Directors & Bylaw Amendment to Change the Term Period

On May 22, 2020, Andrew Leitch, John Wallace, Jiayue Zhang and Wei-Wei Zhang resigned as members of the Company’s Board of Directors. The resignations were required under the terms of the Series B Preferred Stock Purchase Agreement. On May 22, 2020, at the request of Nostrum, James Grainer and Kaushik K. Vyas were appointed to the Company’s Board of Directors and James L. Grainer was appointed to serve as Chairman of the Board. In addition, on May 22, 2020, the Board amended the Company’s bylaws to eliminate the classified Board. Directors will serve one-year terms until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Fuji Film Agreement

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the three-month period ended March 31, 2020. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Part I, Item 1 in this report. Statements in the following discussion that are not historical in nature are forward looking statements, and inherently subject to risk. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Part II, Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary from our historical operations and from our current expectations of future results.

Overview

We are a clinical stage biotechnology company focused on the clinical and commercialization of angiogenic gene therapy biotherapeutics for strategic niche markets, primarily for the treatment of cardiovascular disease. Our technology platform is designed to biologically activate the human body’s innate angiogenic healing process to stimulate the growth of microvascular networks for patients with ischemic cardiovascular, cerebral, and other medical conditions and diseases, as well as for advanced tissue engineering applications. Historically we have developed FDA registered and sold various medical devices, products and product candidates.

In May 2020, after the period covered by this report, we entered into a Preferred Stock Purchase Agreement with Nostrum Pharmaceuticals, LLC (“Nostrum”), selling Nostrum 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1.7 million. In addition, to further support the operations of the Company for the period May 2021 through June 2021, subsequent to this reporting period, Nostrum invested an additional $292,000, and the Company will issue and additional $292,00 of Series B Preferred Stock. Nostrum is the parent company of Nostrum Laboratories, Inc., a privately held pharmaceutical company engaged in the formulation, commercialization. Marketing and sale of specialty pharmaceutical products and controlled release, orally administered, branded and generic drug products. We will use the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting the U.S. FDA-approved Phase 3 clinical trial for our Generx product candidate. We believe that Nostrum’s assets and experience in the formulation and commercialization of pharmaceutical products will facilitate the administration and completion of the Phase 3 clinical trial for Generx on a cost-effective basis.

Our lead product candidate, Generx, is a first in class, single dose, angiogenic gene therapy product candidate that is designed to improve blood flow and to increase the supply of oxygenated blood in patients with refractory angina and myocardial ischemia due to advanced coronary artery disease. Generx has been designed to improve perfusion by promoting the formation of functional coronary collateral blood vessels within the heart through enlargement of existing arterioles (arteriogenesis) and formation on new capillary vessels (angiogenesis). This process, termed “medical revascularization,” represents a fundamentally new mechanism of action that involves the stimulation of the formation of new biological structures in the heart, as opposed to currently available pharmacologic therapies, which only address the symptoms of angina, or mechanical intervention. Results from prior clinical studies demonstrate perfusion improvements with Generx similar to that achieved with coronary artery bypass surgery or stents, but in a significantly less costly and less invasive procedure.

Our current business is focused exclusively on the development of Generx, a gene therapy product candidate targeted at men and women with advanced ischemic heart disease and refractory angina. We have received FDA approval and Fast Track status for a Phase 3 clinical trial. We do not currently have any other products or other product candidates and have not generated any revenues from operations for the three-month period ended March 31, 2020. Our operations currently comprise one segment for financial reporting purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this report and in our Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes.

Accounting estimates or assumptions are inherently subject to change, and certain estimates or assumptions are difficult to measure or value. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. If results differ materially from our estimates, we will make adjustments to our financial statements prospectively as we become aware of the necessity for an adjustment.

We believe that the following accounting policies involve the most complex judgments concerning assumptions and estimates with the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements included in the Annual Report on Form 10-K of 2019.

Results of Operations

For the Three Months Ended March 31, 2020, compared to the Three Months Ended March 31, 2019

The following tables sets forth our results of operations for the three-month period ended March 31, 2020, and 2019, and the relative dollar and percentage change between the two periods.

	Period Ended March 31,		Change (2020 to 2019)
	2020	2019	($)%
Operating Expenses:
Research and development	$46,605	$63,379	(16,774)	(26.5)%
Selling, general and administrative	106,278	179,599	(73,321)	(40.8)%
Total Operating Expenses	152,883	242,978	(90,095)	(37.1)%
Income (Loss) from Operations	(152,883)	(242,978)	90,095	(37.1)%
Other Income (Expense):
Interest Expense	(15,931)	(10,129)	(5,802)	57.3%
Total Other Income (Expense)	(15,931)	(10,129)	(5,802)	57.3%
Net Income (Loss)	(168,814)	(253,107)	84,293	(33.3)%
Net (Loss) attributable to the non-controlling interest	(19,051)	(26,738)	7,686	(28.7)%
Net Income (Loss) attributable to the controlling interest	(149,763)	(226,369)	76,607	(33.8)%

Research and development expenses, for the three-month period ended March 31, 2020 compared to 2019, decreased by $16,774 or 26.5% mainly due to a reduction in employee salary and benefits expense of $4,274 as the Company discontinued payment of benefits. In addition, the collaboration for research activities with New York University was terminated decreasing research and development fees by $12,500 per quarter. The reduction in expenses is consistent with the Company’s restructuring plan to focus on the development of Generx, the sale of non-core products and an overall reduction in expenses while management focused company resources on raising capital to provide the resources to advance the development and commercialization of Generx.

Selling, general and administrative expenses decreased, for the period ended March 31, 2020 by $73,321 or 40.8% compared to 2019 mainly due to a reduction in employee salary and benefits of $56,875. In addition, there was a decrease in the office expenses of $14,899 mainly due to a reduction in depreciation expense as assets became fully depreciated and an overall reduction of $1,547 in other miscellaneous expenses as the company focused time and resources on raising capital.

Interest expenses increased for the period ended March 31, 2020 by $5,802 compared to 2019 primarily as a result of an increase in the total notes payable of $240,000 received from Nostrum in September 2019 and January 2020, which bears interest at 6% per annum.

Liquidity and Capital Resources

The following table summarizes our liquidity and working capital position at March 31, 2020 and 2019:

	March 31,
	2020	2019
Cash and Cash Equivalents	$2,926	$4,405
Other Current Assets	111,988	13,660
Accounts Payable	1,040,045	1,866,814
Other Current Liabilities	3,862,466	4,078,121
Working Capital	(4,787,597)	(5,926,870)

Following the period covered by this report:

●	The Company entered into a number of agreements with vendors to restructure amounts payable, reducing the outstanding balance of accounts payable.

●	In May 2020, the Company secured $1.7 million financing from the sale of our newly authorized Series B Convertible Preferred Stock to Nostrum. We will use the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting a Phase 3 clinical trial in the U.S. for our Generx product candidate.

The following table summarizes our operating, investing, and financing activities for the three-month period ended March 31, 2020, and 2019:

	Period ended March 31,
	2020	2019
Net cash generated from (used in) operating activities	$(93,857)	$(40,344)
Net cash used in investing activities	—	—
Net cash generated from/(used in) financing activities	96,383	(37,366)
Net increase/(decrease) in cash and cash equivalents	2,526	(77,710)

The increase of $53,513 in net cash used in operating activities was primarily due to legal costs paid in connection with May 2020 Nostrum financing. These legal costs were capitalized as a prepaid asset until closing.

We had no net cash used in investing activities for the three months ended March 31, 2020, and 2019. On March 31, 2020 we did not have any significant capital expenditure requirements.

The increase of $133,749 in net cash provided by financing activities was primarily due to the Nostrum financing in January 2020 of $120,000 and accrued and unpaid interest on notes payable of approximately $15,931, which was offset by the payments made to loans from officer of approximately $35,375.

The Company anticipates that negative cash flows from operations will continue for the foreseeable future. We have yet to generate positive cash flows from operations and we are essentially dependent on external funding sources to support the Company’s research, development and commercialization activities. We do not have any unused credit facilities. We intend to pursue sources of working capital from non-dilutive funding channels to support the Company’s operations that could include, but not be limited to, (1) up to $3.350 million from potential royalties from commercial sales of Excellagen® from certain geographic regions, including the United States; (2) Federal government sponsored research grants; (3) agreements and arrangements covering distributor and strategic partnerships and drug royalty agreements based on the commercial sale of Generx following the successful completion of the planned FDA-cleared, Phase 3 AFFIRM clinical study and FDA registration in the U.S., and additional registrations to market and sell Generx in other countries internationally. At an appropriate time, with favorable market conditions, and an appropriate enterprise value reflective of the Company’s clinical status and the Generx [Ad5FGF-4] economic potential, we could also consider the sale of equity and debt securities in a variety privately negotiated structured transactions or public capital market offerings.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain certain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we submit or file with the SEC under the Securities Exchange Act of 1934 is (1) recorded, processed summarized and reported within the time periods specified in the SEC rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, management concluded that our disclosure controls were not effective for their intended purposes described above as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. For the year ended December 31, 2019, we noted the following material weaknesses in the operation of our internal controls as follows:

●	We did not maintain a sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements; and
●	We did not maintain a sufficient complement of personnel to permit the segregation of duties among personnel with access to the Company’s accounting and information systems and controls.

Our management does not believe that the material weakness in internal controls has resulted in any inaccuracy or misstatement in the financial statements included in this report. We plan to remediate these material weaknesses by hiring additional qualified accounting personnel when the Company has the financial resources to support those expenses. However, these material weaknesses continued to exist during the quarterly period ended March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the course of our business, we may become involved in proceedings such as disputes involving goods or services provided by various third parties, intellectual property infringement claims, and employment disputes. We are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material effect on our financial position.

ITEM 1 A. RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, including but not limited to those described in our annual report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors”. The occurrence of any one or more of those factors could cause our actual financial and operating results to vary materially from past or from expected future financial condition and operating results. There have been no material changes to our risk factors since the filing of our 2019 Annual Report.

The risk factors included in our 2019 Annual Report and our other filings with the SEC are not the only ones we face. Additional risks and uncertainties, not presently known to us, or that we currently perceive as immaterial or remote, may also occur. If any of the following risks or any additional risks and uncertainties actually occur, our business could be materially harmed, and our financial condition, results of operations and future growth prospects could be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3.4	Certificate of Designation for Series B Convertible Preferred Stock	Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on May 28, 2020.

10.1	Asset Purchase Agreement dated July 15, 2018 between Activation Therapeutics, Inc. and Olaregen Therapeutix, Inc. for the sale of Excellagen.	Exhibit 10.5 of our Form 10-K, filed with the SEC on April 23, 2021

10.2	Reaffirmation and Ratification Agreement dated April 10, 2020 between the registrant and Shanxi Taxus Pharmaceuticals Co. Ltd.	Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on May 28, 2020

10.3	Distribution and License Agreement Dated April 10, 2020 between Angionetics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on May 28, 2020

10.4	Amendment No. 1 to Distribution and License Agreement dated April 14, 2020 between Angionetics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.4 of our Current Report on Form 8-K filed with the SEC on May 28, 2020

10.5	License and Patent Assignment Agreement dated April 10, 2020 between Activation Therapeutics, Inc. and Shanxi Taxus Pharmaceuticals Co., Ltd.	Exhibit 10.5 of our Current Report on Form 8-K filed with the SEC on May 28, 2020

10.6	Preferred Stock Purchase Agreement dated May 22, 2020 between the registrant and Nostrum Pharmaceuticals LLC for the purchase of Series B Convertible Preferred Stock.	Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 28, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101	Inline XBRL document Set for the financial statements and accompanying notes in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gene Biotherapeutics, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 3, 2021

GENE BIOTHERAPEUTICS, INC.

	By:	/s/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAMES L. GRAINER
James L. Grainer,
Chief Financial Officer (Principal Accounting Officer)

-27-