Form 10-Q
period 2020-06-30
Gene Biotherapeutics, Inc.
filed 2021-09-17
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 28, 2021, there were 64,931,888 shares of our common stock issued and outstanding.

EXPLANATORY NOTE

Due to financial hardship, we were unable to secure auditor review or audit of our financial statements and suspended regular reporting of our financial results of operations following our quarterly report for the period ended March 31, 2017. On May 22, 2020, during the period covered by this report, we secured a $1.7 million financing arrangement and have used a portion of those proceeds to complete the financial statements and disclosures in this report. See Note 7—Subsequent Events in the footnotes to the consolidated financial statements and elsewhere in this report. We filed a comprehensive Annual Report on Form 10-K for the period ended December 31, 2019 (the “2019 Annual Report”), with expanded disclosures for the fiscal years ended December 31, 2018 and 2017, and the quarterly period ended March 31, June 30, and September 30 during 2019, 2018 and 2017.

The filing of this report will not result in us becoming “current” in our reporting requirements under the Securities Exchange Act of 1934. It is our intention to become current, and we are preparing quarterly and annual reports for the periods ended September 30, 2020 and December 31,2020, and additional quarterly filings for 2021 that are required to become current. Once we do become current, we will continue to be precluded from the use of certain abbreviated registration statements and forms, which are predicated on timely filing all required reports over the prior 12-month period.

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

GENE BIOTHERAPEUTICS INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,312,473	$400
Prepaid expenses and other assets	20,422	32,395
Total current assets	1,332,895	32,795
Property and equipment, net	1,849	2,640
Other long term	7,093
Total assets	$1,341,837	$35,435
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$821,673	$967,126
Accrued liabilities	2,981,766	2,796,689
Note Payable	290,204	273,749
Advances from officer	650,900	725,425
Total current liabilities	4,744,543	4,762,989
Notes payable-long term	274,585	122,209
Total liabilities	5,019,128	4,885,198
Commitments and contingencies
Stockholders’ deficit:
Common stock issuable	-	600,000
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 765 June 30, 2020 and 790 at December 31, 2019	-
Series B Preferred stock, $0.0001 par Value; 1,700,000 shares authorized; issued and outstanding 1,700,000 June 30, 2020 and $0 at December 31, 2019.	170
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 16,701,788 at June 30, 2020 and 14,489,399 at December 31, 2019, respectively	1,670	1,449
Additional paid-in capital	115,553,299	114,020,581
Accumulated deficit	(118,626,265)	(118,912,290)
Total controlling interest	(3,071,126)	(4,290,260)
Non-controlling interest	(606,165)	(559,503)
Total stockholders’ deficit	(3,677,291)	(4,849,763)
Total liabilities and stockholders’ deficit	$1,341,837	$35,435

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GENE BIOTHERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$49,121	$60,355	$95,726	$123,734
Selling, general and administrative	193,538	180,473	299,815	360,072
Total operating expenses	242,658	240,828	395,541	483,806
Gain on sale or transfer of assets and technology	(600,000)		(600,000)
Income (loss) from operations	357,342	(240,828)	204,459	(483,806)
Other income (expenses):
Interest expense	(15,917)	(10,504)	(31,848)	(20,633)
Gain on accounts payable forgiveness	66,751	-	66,751
Total	50,834	(10,504)	34,904	(20,633)
Net income (loss)	$408,176	$(251,332)	$239,363	$(504,440)
Net income (loss) attributable to the non-controlling interest	(27,611)	(24,963)	(46,662)	(51,701)
Net income (loss) attributable to the controlling interest	$435,787	$(226,369)	286,025	(452,739)
Net loss attributable to controlling interest per share:
Basic	0.03	(0.02)	0.02	(0.03)
Diluted	0.00	(0.02)	0.00	(0.03)
Weighted average common shares outstanding Basic	15,024,262	14,489,399	14,756,831	14,481,726
Diluted	102,352,867	14,489,399	58,421,133	14,481,726

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders (Deficit)/Equity

June 30, 2020

	Controlling Interest
	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock	Additional Paid-In-	Controlling Interest	Non- Controlling Interest	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit	Total
Balance—December 31, 2019	14,489,399	$1,449	790				$600,000	$114,020,581	$(118,912,290)	$(559,503)	$(4,849,763)
Issuance of common stock on conversion of preferred stock	2,212,389	221	(25)	0							221
Issuance of Preferred Stock					1,700,000	170		1,532,718			1,532,888
Cancellation of Pending Issuance							(600,000)				(600,000)
Non-controlling interest net income						—				(46,662)	(46,662)
Controlling Interest Net income									286,025		286,025
Balance—June 30, 2020	16,701,788	$1,670	765		1,700,000	170		$115,553,293	$(118,626,265)	$(606,165)	$(3,677,291)

	Controlling Interest
	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock	Additional Paid-In-	Controlling Interest	Non- Controlling Interest	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit	Total
Balance—December 31, 2018	14,433,843	$1,444	800				$600,000	$114,020,586	$(119,778,965)	$(471,956)	$(5,628,891)
Issuance of common stock on conversion of preferred stock	55,556	5	(10)			—		(5)			—
Issuance of Preferred Stock
Cancellation of Pending Issuance
Non-controlling interest net income						—				(51,701)	(51,701)
Controlling Interest Net income									(452,739)		(452,739)
Balance—June 30, 2019	14,489,399	$1,449	790				600,000	$114,020,581	$(120,231,704)	$(523,657)	$(6,133,331)

GENE BIOTHERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$239,363	$(504,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	791	31,885
Deferred rent amortization	-	(5,445)
Gain on forgiveness of accounts payable	(66,752)
Gain on sale of assets and technology	(600,000)
Changes in operating assets and liabilities
Prepaid expenses and other assets	11,972	6,424
Accounts payable	(78,700)	39,214
Accrued liabilities	185,078	380,764
Other long-term assets	(7,093)
Net cash used in operating activities	(315,341)	(51,598)
Cash Flows From Financing Activities
Cash advance from officer	(74,525)	(46,562)
Proceeds from note payable	168,831	16,364
Proceeds from preferred stock issued	1,700,000	-
Costs on issuance of preferred shares	(166,892)	-
Net cash provided by financing activities	1,627,414	(30,198)
Net increase (decrease) in cash	1,312,073	(81,796)
Cash and cash equivalents at beginning of period	400	82,115
Cash and cash equivalents at end of period	$1,312,473	$319
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,018	$4,268
Supplemental noncash financing activities:
Transfer of assets and technology in exchange for common stock issuable	600,000

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

The Company’s current business is focused exclusively on the development of Generx, an angiogenic gene therapy product candidate, initially targeted for patients with refractory angina due to advanced coronary artery disease and other forms of ischemic heart disease including congestive heart failure, through our 85% owned subsidiary Angionetics Inc. The Company does not currently have any other products or other product candidates and has not generated any revenues from operations for the three and six month period ended June 30, 2020.

In May 2020, during the period covered by this report, we entered into a Preferred Stock Purchase Agreement with Nostrum Pharmaceuticals, LLC (“Nostrum”), selling Nostrum 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1.7 million. In addition, to further support the operations of the Company, for the period May 2021 through July 2021, subsequent to this reporting period, Nostrum invested an additional $292,000, into the Company. Nostrum is the parent company of Nostrum Laboratories, Inc., a privately held pharmaceutical company engaged in the formulation, commercialization, marketing and sale of specialty pharmaceutical products and controlled release, orally administered, branded and generic drug products. We have used the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting the U.S. FDA-approved Phase 3 clinical trial for our Generx product candidate. We believe that Nostrum’s assets and experience in the formulation and commercialization of pharmaceutical products will facilitate the administration and completion of the Phase 3 clinical trial for Generx on a cost-effective basis.

Liquidity and Going Concern

As of June 30, 2020, the Company had $1,312,473 in cash and cash equivalents. The Company’s working capital deficit at June 30, 2020 was $3,411,650 and the Company has incurred recurring losses and has an accumulated deficit of $118,626,266 During the six-month period ended June 30, 2020, the Company used approximately $315,341 of cash in our operating activities. The Company also began restructuring efforts with its vendors in 2019, resulting in the forgiveness of approximately $1.66 million in vendor payables and additional forgiveness of approximately $68,000 during the current quarter ending June 30, 2020.

Matters Relating to Our Relationship with Shanxi Taxus Pharmaceuticals Inc. and Affiliated Entities

In April 2015, the Company entered into a term sheet with Shenzhen Qianhai Taxus Capital Management Co., Ltd. (“Shenzhen Qianhai Taxus”), a company affiliated with Shanxi Taxus Pharmaceuticals Co. Ltd., whereby the Company proposed to sell Shenzhen Qianhai Taxus 600,000 shares of common stock in our Angionetics subsidiary in exchange for $3.0 million in cash. The $3.0 million was to be paid in tranches that were to be completed by May 31, 2015. Shenzhen Qianhai Taxus paid $600,000 of the financing, which was recorded as common stock issuable. Shenzhen Qianhai Taxus did not complete this transaction. This subscription was committed and not refundable to Shenzhen Qianhai Taxus. Shenzhen Qianhai Taxus was eligible to apply this amount toward the purchase of common stock of the Company or its subsidiaries based on terms and conditions approved by the Company’s Board of Directors. On April 10, 2020, during the period covered by this report, we transferred our residual rights in Excellagen to Shanxi Taxus Pharmaceuticals Co. Ltd. in exchange for the release of any rights or claims of an equity ownership interest in Gene Biotherapeutics. As a result, we no longer have an interest in Excellagen, other than the right to receive royalty payments from Olaregen totaling up to $3,350,000, based on monthly net sales of Excellagen worldwide, excluding Greater China, the Russian Federation, and countries in the Commonwealth of Independent States. In connection with this transaction, Shanxi agreed to apply its previously funded $600,000 stock subscription payment in exchange for the rights to Excellagen in the Greater China, the Russian Federation and countries in the Commonwealth of Independent States, and Shanxi released any future rights or claims against us.

In additional to the Excellagen transaction, on April 10, 2020, our Angionetics, Inc. subsidiary entered into a Distribution and License Agreement with Shanxi (as amended, the “Shanxi License Agreement”), granting Shanxi certain license rights with respect to our Generx product candidate. The distribution and license rights commence only after we obtain U.S. FDA approval for marketing and sale of Generx in the United States. The license rights include (a) a non-exclusive right to manufacture Generx products in China, and (b) an exclusive right to market and sell Generx products in Singapore, Macau, Hong Kong, Taiwan, any other municipality other than mainland China where Chinese (Mandarin or Cantonese) is the common language, the Russian Federation, and the Commonwealth of Independent States (i.e., Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, and Uzbekistan). The Shanxi License Agreement provides for a royalty ranging from 5% up to 10% based on the level of annual net sales of the Generx product sold by Shanxi in the licensed territory.

The Company anticipates that negative cash flows from operations will continue for the foreseeable future. The Company’s history of recurring losses and uncertainties as to whether operations will become profitable raises substantial doubt about its ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. We have yet to generate positive cash flows from operations and we are essentially dependent on external funding sources to support the Company’s research, development and commercialization activities. We do not have any unused credit facilities. We intend to pursue sources of working capital from non-dilutive funding channels to support the Company’s operations that could include, but be limited , (1) up to $3.350 million from potential royalties from commercial sales of Excellagen® from certain geographic regions, including the United States; (2) Federal government sponsored research grants; (3) agreements and arrangements covering distributor and strategic partnerships and drug royalty agreements based on the commercial sale of Generx following the successful completion of the planned FDA-cleared, Phase 3 AFFIRM clinical study and FDA registration in the U.S., and additional registrations to market and sell Generx in other countries internationally. In addition, at the appropriate time, with favorable market conditions, and an appropriate enterprise value reflective of the Company’s clinical status and the Generx [Ad5FGF-4] economic potential, we could also consider the sale of equity and debt securities in a variety privately negotiated structured transactions or public capital market offerings.

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

The Company did not experience substantial effects from the COVID- 19 outbreak on its operations for the period ended March 31, 2020. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for its future operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Gene Biotherapeutics Inc., and its consolidated subsidiaries, Angionetics Inc. and Activation Therapeutics, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

The profit and losses of Angionetics are allocated among the controlling interest and the non-controlling interest in the same proportions as their ownership interests.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2020, the Company had no cash and cash equivalent balances in excess of the federally insured limit of $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income(loss) in the years in which those temporary differences are expected to be recovered or settled. Due to the Company’s history of losses, a full valuation allowance was recognized against the deferred tax assets as of December 31, 2019. The Company expects that it will continue to experience operating losses.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the three-month period ended June 30, 2020, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes in unrecognized tax benefits within the next twelve months.

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

Under the provision of ASC 740-10, the Company recognizes the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination based on the technical merits of the position. For the year period ended June 30, 2020, the Company had no material unrecognized tax benefits, and based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months

As of the tax year ending December 31,2019 the Company has net operating loss carryforwards for federal income tax purposes of approximately $91.4 million and net operating loss carryforwards for state income tax purposes of approximately $52.5 million. The net operating losses begin to expire in 2023 for federal income purposes and in 2028 for state income tax purposes. The federal net operating loss carryover includes $258,000 of net operating losses generated in 2018 and later. Federal net operating losses generated from 2018 onwards carryover indefinitely and may generally be used to offset up to 80% of future taxable income. The Company also has R&D tax credits available for federal and state purposes of $1.8 million and $1.9 million, respectively. The federal R&D credits will begin to expire December 31, 2035.

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

Pursuant to the Internal Revenue Code (“IRC”) of 1986, as amended, specifically IRC Section 382 and 383, the Company’s ability to use net operating loss and R&D tax credit carryforwards (“tax attribute carries forwards”) to offset future taxable income is limited if we experience a cumulative change in ownership of more than 50% within a three-year testing period. The Company had an ownership change on May 22, 2020 as result of the Nostrum investment. Accordingly for periods subsequent to May 22, 2020, the annual utilization of the net operating losses that are carried forward are expected to be limited. Further, the Company’s deferred tax assets associated with such tax attributes are expected to be significantly reduced upon realization of the ownership change within the meaning of IRC 382. The Company expects to have operating losses and federal and state tax losses for the full year December 31, 2020.

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

As of June 30, 2020, there were potentially dilutive securities issued and outstanding which consisted of 545 shares of convertible Series A preferred stock convertible into 48,230,089 shares of the Company’s common stock 1,700,000 shares of convertible Series B preferred stock convertible into 150,442,478 shares of the Company’s common stock and potentially dilutive securities consisted of outstanding stock options and warrants to acquire 14,811,333 shares of the Company’s common stock.

Stock-Based Equity and Options Compensation

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. Under this new guidance, at the commencement date, lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. The Company adopted the new guidance effective January 1, 2020. There was no material impact on the Company’s financial statements for the current period ending June 30,2020.

Note 3—Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
Computer and telecommunication equipment	$12,902	$12,902
Office equipment	5,871	5,871
Office furniture and equipment	7,396	7,396
Leasehold improvements	177,436	177,436
	203,605	203,605
Accumulated depreciation and amortization	(201,756)	(200,965)
Property and equipment, net	$1,849	$2,640

Depreciation and amortization of property and equipment for three-month and six-month period ended June 30, 2020, totaled $370 and $791.

Note 4—Accrued Liabilities

Accrued Liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
Payroll and benefits	$2,781,282	$2,657,717
Other	200,486	138,973
Total	$2,981,768	$2,796,690

Note 5—Advances from Related Party-Officer

As of June 30, 2020, and December 31, 2019, $650,900 and $725,425 respectively, was advanced by the Company’s Chief Executive Officer to fund operating expenses. These advances are non-interest bearing with no fixed terms of repayment. During the period ended June 30, 2020, the company repaid $74,525. Effective beginning in June, 2020, the Company is repaying the loan in equal monthly installments of $20,000.

Note 6—Commitments and Contingencies

Lease Commitments

In June 2016, the Company entered into a thirty-eight-month lease agreement to lease office space commencing on September 30, 2016. The approximate base monthly rent in the first, second and third years is $3,500, $3,700, and $3,800, respectively. The base monthly rent in the final two months of the agreement is $3,900. The total base rent over the lease term equals $139,800. The lease was extended until July 31, 2020 on a month-to-month basis.

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

License Fees

Technology License Agreements

As of October 2019, the outstanding and unpaid amount due and payable under the UC License Agreement totaled $1,006,709. As part of the Company’s restructuring efforts, the Company and the University of California reached a settlement agreement in the amount of $172,449, payable as $100,000 in quarterly cash payments of $8,333 over a 36 month period, with the first payment commencing on June 15, 2020, and an additional lump sum payment of $72,449 payable upon FDA approval of Generx.

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

Note 7—Stockholders’ Equity

Common Stock

“Matters Relating to Our Relationship with Shanxi Taxus Pharmaceuticals Inc. and Affiliated Entities”,

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

On April 10, 2020, during the period covered by this report, we transferred our residual rights in Excellagen to Shanxi Taxus Pharmaceuticals Co. Ltd. in exchange for the release of any rights or claims of an equity ownership interest in Gene Biotherapeutics. As a result, we no longer have an interest in Excellagen, other than the right to receive royalty payments from Olaregen totaling up to $3,350,000, based on monthly net sales of Excellagen worldwide, excluding Greater China, the Russian Federation, and countries in the Commonwealth of Independent States. In connection with this transaction, Shanxi agreed to apply its previously funded $600,000 stock subscription payment in exchange for the rights to Excellagen in the Greater China, the Russian Federation and countries in the Commonwealth of Independent States, and Shanxi released any future rights or claims against us.

In additional to the Excellagen transaction, on April 10, 2020,our Angionetics, Inc. subsidiary entered into a Distribution and License Agreement with Shanxi (as amended, the “Shanxi License Agreement”), granting Shanxi certain license rights with respect to our Generx product candidate. The distribution and license rights commence only after we obtain U.S. FDA approval for marketing and sale of Generx in the United States. The license rights include (a) a non-exclusive right to manufacture Generx products in China, and (b) an exclusive right to market and sell Generx products in Singapore, Macau, Hong Kong, Taiwan, any other municipality other than mainland China where Chinese (Mandarin or Cantonese) is the common language, the Russian Federation, and the Commonwealth of Independent States (i.e., Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, and Uzbekistan). The Shanxi License Agreement provides for a royalty ranging from 5% up to 10% based on the level of annual net sales of the Generx product sold by Shanxi in the licensed territory.

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

In July 2015, the Company entered into an Exchange and Redemption Agreement with Sabby relating to the 1,176 shares of Preferred Stock that remained outstanding at that time. Under the terms of the Exchange and Redemption Agreement, the Company agreed to reduce the conversion price of the Preferred Stock to $0.30 per share. The Agreement grants Gene Biotherapeutics (1) a right to redeem any or all of the outstanding Preferred Stock for its stated value (approximately $1,000 per share) at any time during a 120-day period after the date of the Agreement, and (2) increases the limitation on certain indebtedness contained in the Certificate of Designation for the Preferred Stock to allow Gene Biotherapeutics to borrow up to $250,000. The Company entered into the Agreement to increase our options for retiring the outstanding Preferred Stock and financing our continued business operations. As a result of the effective conversion price changing from $0.64 to $0.30 per share, the 1,176 shares of Preferred Stock outstanding at that time were convertible to 3,918,667 shares of Gene Biotherapeutics common stock, an additional 2,092,350 shares compared to before the conversion price change. As of June 30, 2020, and December 31, 2019, there were 790 Preferred Stock outstanding.

Series A Preferred Stock Purchase Agreement Between Nostrum and Sabby

In May 2020, concurrent with the sale of the Series B Preferred Stock described below, Nostrum acquired 220 shares of the Company’s 790 shares of the Series A Preferred Stock from Sabby Master Healthcare Ltd. and agreed to purchase the remaining 570 shares of Series A Convertible Preferred Stock that are outstanding and held by Sabby. As a result of the issuance of the Series B Convertible Preferred Stock, each share of our Series A Convertible Preferred Stock became convertible into 88,496 shares of our Common Stock and the 570 shares held by Sabby convertible into 50,442,489 shares of Common Stock. The Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock restricts Nostrum from converting any Series A Preferred Stock if Nostrum would beneficially own a number of shares of Common Stock in excess of 9.99% of the shares of Common Stock then issued and outstanding. As a result of its ownership of the Series B Convertible Preferred Stock, Nostrum is currently limited in its entirety from converting any shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has no voting rights on general corporate matters, provided that the Series A Convertible Preferred Stock contain customary protective provisions. As of April 28, 2021, Sabby converted all of its remaining 570 shares of Series A Convertible Preferred Stock into 50,442,489 shares of Common and no further shares of the Series A Convertible Preferred Stock were purchased by Nostrum. As a result, Nostrum did not acquire any further shares of the Series A Convertible Preferred beyond their initial 220 share acquisition.

Series B Convertible Preferred Stock Purchase Agreement with Nostrum

In May 2020, during this reporting period we entered into a Preferred Stock Purchase Agreement with Nostrum Pharmaceuticals, LLC (“Nostrum”), selling Nostrum 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1.7 million, that are convertible into 150,442,478 shares of the Company’s Common Stock. Set forth below are the specific details of the terms and conditions of the Series B Convertible Preferred Stock.

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

Stock Options and Other Equity Compensation Plans

The Company had an equity incentive plan that was established in 2005 under which 283,058 shares of our common stock was reserved for issuance to employees, non-employee directors and consultants. The 2005 Equity Incentive Plan expired on October 20, 2015, ten years after its adoption, and the Company is no longer able to issue share or awards under that plan. All options or other awards issued under the 2005 Equity Incentive plan prior to its expiration remain outstanding in accordance with their terms. At June 30,2020, there are no shares outstanding and available for future issuance under the option plan.

There were no stock options or warrants under the Equity Incentive plan and no stock options or warrants issued outside of the plan to employees and consultants during the six -month period ended June 30, 2020. Similarly, there were no options or warrants exercised during the six month period ended June 30, 2020. The total number of options and warrants outstanding and exercisable were 14,811,333 as of June 30, 2020 with a weighted average exercise price of $0.62 per share, and a weighted average remaining life of 4.17.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2017	12,116,334	$0.62	7.67
Granted	—	—	—
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	(5,001)	0.62	—
Balance outstanding, December 31, 2017	12,111,333	0.62	6.67
Granted	—	—	—
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	—	—	—
Balance outstanding, December 31, 2018	12,111,333	$0.62	5.67
Granted	—	—	—
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	—	—	—
Balance outstanding, December 31, 2019	12,111,333	$0.62	4.67
Balance exercisable, December 31, 2019	12,111,333	$0.62	4.67
Balance exercisable, March 31, 2020	12,111,333	$0.62	4.42
Exercised Balance exercisable, June 30, 2020	12,111,333	$0.62	4.17

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

Note 8—Subsequent Events

The following significant events took place after the period covered by this report:

Series A Preferred Stock Purchase Agreement Between Nostrum and Sabby

Subsequent to the May 2020 agreement between Nostrum and Sabby, as of April 28,2021 Sabby converted all of its remaining 570 shares of Series A Convertible Preferred Stock into 50,442,489 shares of Common and no further shares of the Series A Convertible Preferred Stock were purchased by Nostrum. As a result, Nostrum did not acquire any further shares of the Series A Convertible Preferred beyond their initial 220 share acquisition

Nostrum Additional Investment Funding

Subsequent to the current period ending June 30 ,2020, as of July 31, 2021 Nostrum provided an additional $292,000 in equity capital to support the operations of the Company as we execute on our current business plan and seek alternative sources of non-dilutive capital to fund the Company’s research, development and commercialization activities for our lead product Generx [Ad5FGF-4].

Office Lease

In July 2020, the Company entered into a twenty-nine-month lease for approximately 3,039 square feet of office space in San Diego, California commencing on August 1, 2020. The monthly base rent is $6,685 and increases by three percent (3%) on each anniversary of the Commencement Date.

FUJI Agreement

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analyses are intended to help you understand our financial condition and results of operations for the three-and-six month periods ended June 30, 2020. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Part I, Item 1 in this report. Statements in the following discussion that are not historical in nature are forward looking statements, and inherently subject to risk. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Part II, Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary from our historical operations and from our current expectations of future results.

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

In May 2020, during the period covered by this report, we entered into a Preferred Stock Purchase Agreement with Nostrum Pharmaceuticals, LLC (“Nostrum”), selling Nostrum 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1.7 million. Nostrum is the parent company of Nostrum Laboratories, Inc., a privately held pharmaceutical company engaged in the formulation, commercialization. Marketing and sale of specialty pharmaceutical products and controlled release, orally administered, branded and generic drug products. We will use the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting the U.S. FDA-approved Phase 3 clinical trial for our Generx product candidate. We believe that Nostrum’s assets and experience in the formulation and commercialization of pharmaceutical products will facilitate the administration and completion of the Phase 3 clinical trial for Generx on a cost-effective basis.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this report and in Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes.

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

Results of Operations

For the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

The following tables sets forth our results of operations for the three-month period ended June 30, 2020 and 2019, and the relative dollar and percentage change between the two periods.

	Three Month Period Ended June 30,				2020 to 2019 Change
	2020		2019		($)%
Operating Expenses	$		$			%
Research and development		49,121		60,355	(11,234)	(18.6)%
Selling, general and administrative		193,538		180,473	13,065	7.2%
Total Operating Expenses		242,658		240,828	1,831	0.1%
Gain on sale of assets and technology		(600,000)		—	(600,000)	100.0%
Income (loss) from Operations		357,342		(240,828)	598,170	248.4%
Other Income (Expenses)
Gain on account payable forgiveness		66,751		—	66,751	100.0%
Interest Expense		(15,917)		(10,504)	(5,413)	51.5%
Total other Income (Expense)		50,834		(10,504)	61,338	583.9%
Net income (loss)		408,176		(251,332)	659,508	262.4%
Net income (loss) attributable to the non-controlling interest		(27,611)		(24,963)	(2,648)	10.6%
Net income (loss) attributable to the controlling interest		435,787		(226,369)	662,156	292.5%

Research and development expenses decreased by $11,234 or 18.6% for the three-month period ended June 30, 2020 compared to 2019 mainly due to termination of the collaboration for research activities with New York University decreasing research and development fees by $12,500 per quarter. There was also a reduction in employee salary and benefits expense of $1,250 as the Company discontinued payment of benefits. The decreases were offset by an increase in clinical trials expense in three-month period ended June 30, 2020 compared to 2019 of $2,556. The reduction in expenses is consistent with the Company’s restructuring plan to focus on the development of Generx, the sale of non-core products and an overall reduction in expenses while management focused company resources on raising capital to provide the resources to advance the development and commercialization of Generx

Selling, general and administrative expenses increased, for three-month period ended June 30, 2020 by $13,065 or 7.2% compared to 2019 mainly due to a reduction in employee salary and benefits of $25,000, as the Company’s full-time employees decreased, and payments of benefits were discontinued. In addition, there was a decrease of $15,572 related to depreciation expense as some assets were fully depreciated at the end of 2019, a decrease of $14,800 in Delaware franchise tax expense and a decrease of $7,323 of general office supplies and expense. The decreases were offset by an increase of $54,732 in professional and legal services expense as the Company re-engaged its regulatory compliance activities, thereby incurring legal, audit and accounting services costs and an increase of $21,028 related to office lease and relocation expense.

Interest expenses increased for the three-month period ended June 30, 2020 by $5,413 compared to 2019 primarily as a result of an increase in the notes payable of $120,000 received from Nostrum in September 2019, $120,000 received from Nostrum in January 2020 and $25,000 received from Nostrum in April 2020. All three notes payable bear interest at 6% per annum.

For the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

The following tables sets forth our results of operations for the six-month period ended June 30, 2020 and 2019, and the relative dollar and percentage change between the two periods.

	Six Month Period Ended June 30,				2020 to 2019 Change
	2020		2019		($)%
Operating Expenses	$		$
Research and development		95,726		123,734	(28,008)	(22.6)%
Selling, general and administrative		299,815		360,072	(60,257)	(16.7)%
Total Operating Expenses		395,541		483,806	(88,265)	(18.3)%
Gain on sale of assets and technology		(600,000)		—	(600,000)	100.0%
Income (loss) from Operations		204,459		(483,806)	688,265	142.3%
Other income (Expenses)
Gain on account payable forgiveness		66,751		—	66,751	100.0%
Interest Expense		(31,848)		(20,633)	(11,215)	54.4%
Total Other Income (Expense)		34,903		(20,633)	55,536	269.2%
Net income (loss)		239,363		(504,440)	743,002	147.3%
Net income (loss) attributable to the non-controlling interest		(46,662)		(51,701)	5,039	(9.7)%
Net income (loss) attributable to the controlling interest		286,025		(452,739)	737,964	163.0%

Research and development expenses decreased by $28,008 or 22.6% for the six-month period ended June 30, 2020 compared to 2019 and it was mainly due to a reduction in employee salary and benefits expense of $5,524, as the Company discontinued payment of benefits. In addition, the collaboration for research activities with New York University was terminated decreasing research and development fees by $12,500 per quarter or $25,000. The decrease in expenses was off-set by a $2,516 increase in clinical trial consulting expense. The reduction in expenses is consistent with the Company’s restructuring plan to focus on the development of Generx, the sale of non-core products and an overall reduction in expenses while management focuses company resources on raising capital to provide the resources to advance the development and commercialization of Generx.

Selling, general and administrative expense decreased, for the six-month period ended June 30, 2020 by $60,257 or 16.7% compared to 2019 mainly due to a reduction in employee salary and benefits of $81,875, as the Company’s full-time employees decreased, and payments of benefits were discontinued. In addition, there was a decrease of $31,093 related to depreciation expense as some assets were fully depreciated at the end of 2019, a decrease of $14,800 in Delaware franchise tax expense and a decrease of $11,522 of general office supplies and expense. The decreases were offset by an increase of $50,924 in professional and legal services expense as the Company re-engaged its regulatory compliance activities, thereby incurring legal, audit and accounting services costs and an increase of $28,109 related to office lease and relocation expense..

Interest expenses increased for the six-month period ended June 30, 2020 by $11,215 compared to 2019 primarily as a result of an increase in the notes payable of $120,000 received from Nostrum in September 2019, $120,000 received from Nostrum in January 2020 and $25,000 received from Nostrum in April 2020. All three notes payable bear interest at 6% per annum.

Liquidity and Capital Resources

For the Three Months and Six Months Ended June 30, 2020 compared to the Three Months and Six Months Ended June 30, 2019

Liquidity and Capital Resources

The following table summarizes our liquidity and working capital position at June 30, 2020 and 2019:

	June 30,
	2020	2019
Cash and Cash Equivalents	$1,312,473	$400
Other Current Assets	20,422	32,395
Accounts Payable	821,673	967,126
Other Current Liabilities	3,922,872	3,795,863
Working Capital Deficit	(3,411,650)	(4,730,194)

The following table summarizes our operating, investing, and financing activities for the six-month period ended June 30, 2020, and 2019:

	Period ended June 30,
	2020	2019
Net cash generated from (used in) operating activities	$(315,341)	$(51,598)
Net cash used in investing activities	—	—
Net cash generated from (used in) financing activities	1,627,414	(30,198)
Net increase/(decrease) in cash and cash equivalents	1,312,073	(81,796)

The increase of $263,743 in net cash used in operating activities was primarily due to an increase in the payment of current SG&A and legacy SG&A liabilities.

We had no net cash used in investing activities for the six months ended June 30, 2020 and 2019. At June 30, 2020 we did not have any significant capital expenditure requirements.

The increase of $1,657,613 in net cash provided by financing activities was primarily due to receiving $1.7 million of equity financing from the sale of our newly authorized Series B Convertible Preferred Stock to Nostrum, net of financing costs.

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, management concluded that our disclosure controls were not effective for their intended purposes described above as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. For the year ended December 31, 2019, we noted the following material weaknesses in the operation of our internal controls as follows:

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

Our management does not believe that the material weakness in internal controls has resulted in any inaccuracy or misstatement in the financial statements included in this report. We plan to remediate these material weaknesses by hiring additional qualified accounting personnel when the Company has the financial resources to support those expenses. However, these material weaknesses continued to exist during the quarterly period ended June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarterly period ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2020 we sold 1,700,000 shares of our newly designated Series B Preferred Stock to Nostrum in exchange for $1,700,000 in cash. There were no underwriting discounts or commissions. The sale was conducted as a privately negotiated transaction with a single investor, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Date: September 17, 2021

GENE BIOTHERAPEUTICS, INC.

	By:	/s/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard,
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAMES L. GRAINER
James L. Grainer,
Chief Financial Officer (Principal Accounting Officer)

