Form 10-Q
period 2020-09-30
Gene Biotherapeutics, Inc.
filed 2021-10-27
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 8, 2021,64,931,888 shares of our common stock were outstanding.

EXPLANATORY NOTE

Due to financial hardship, we were unable to secure auditor review or audit of our financial statements and suspended regular reporting of our financial results of operations following our quarterly report for the period ended March 31, 2017. On May 22, 2020, during the period covered by this report, we secured a $1.7 million financing arrangement and have used a portion of those proceeds to complete the financial statements and disclosures in this report. On April 23, 2021 we filed a comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”), with expanded disclosures for the fiscal years ended December 31, 2018 and 2017, and the quarterly periods ended March 31, June 30, and September 30 during 2019, 2018 and 2017. We have subsequently filed quarterly reports for the periods ended March 31 and June 30, 2020.

The filing of this report will not result in us becoming “current” in our reporting requirements under the Securities Exchange Act of 1934. It is our intention to become current, and we are preparing reports for the periods beyond September 30, 2020. Once we do become current, we will continue to be precluded from the use of certain abbreviated registration statements and forms, which are predicated on timely filing all required reports over the prior 12-month period.

All references in this report to the “Company,” “Gene Biotherapeutics,” “Gene Bio,” “we,” “our,” and “us” refer to Gene Biotherapeutics Inc., and its consolidated subsidiaries Angionetics Inc. and Activation Therapeutics, Inc.

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

Additional Information

Additional information about the Company is available from our website, www.genebiotherapeutics.com, including the investor relations section. In addition, specific information about our planned FDA-cleared, Generx [Ad5FGF-4] AFFIRM Phase 3 clinical study is available from our website www.myrefractoryangina.com. We encourage investors to visit these websites as information is frequently updated and information is shared. The information on our website is not incorporated into this report.

GENE BIOTHERAPEUTICS INC.

Condensed Balance Sheets

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$781,571	$400
Prepaid expenses and other assets	19,174	32,395
Total current assets	800,745	32,795
Property and equipment, net	4,908	2,640
Right of use asset	162,090	-
Other long term assets	7,074	0
Total assets	$974,817	$35,435
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$661,950	$967,126
Accrued liabilities	3,055,405	2,796,689
Current portion – operating lease liability	66,962	-
Advances from officer	590,900	725,425
Note payable - Current	551,451	273,749
Total current liabilities	4,926,668	4,762,989
Operating lease liability – net of current portion	101,184	-
Note payable – long term	25,663	122,209

Total liabilities	$5,053,515	4,885,198
Commitments and contingencies
Stockholders’ deficit:
Common stock issuable	-	600,000
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 602 at September 30, 2020 and 790 at December 31, 2019.	-	-
Series B Preferred stock, $0.0001 par Value; 1,700,000 shares authorized; issued and outstanding 1,700,000 September 30, 2020 and $nil at December 31, 2019.	170	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 31,126,575 at September 30, 2020 and 14,489,399 at December 31, 2019	3,112	1,449
Additional paid-in capital	115,551,857	114,020,581
Accumulated deficit	(118,987,399)	(118,912,290)
Total controlling interest	(3, 432,259)	(4,290,260)
Non-controlling interest	(646,438)	(559,503)
Total stockholders’ deficit	$(4,078,698)	(4,849,763)
Total liabilities and stockholders’ deficit	$974,817	$35,435

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GENE BIOTHERAPEUTICS INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$66,116	$61,443	$161,842	$185,177
Selling, general and administrative	322,583	114,047	622,398	474,119
Total operating expenses	388,699	175,490	784,240	659,296
Gain on sale or transfer of assets and technology	—	—	(600,000)	—
Loss from operations	(388,699)	(175,490)	(184,240)	(659,296)
Other income (expenses):
Interest expense	(12,706)	(10,952)	(44,555)	(31,585)
Gain on accounts payable forgiveness		35,985	66,751	35,985
	(12,706)	25,033	22,196	4,400
Net loss	$(401,405)	$(150,457)	$(162,044)	$(654,896)
Net loss (income) attributable to the non-controlling interest	(40,273)	(19,790)	(86,935)	(71,490)
Net loss (income) attributable to the controlling interest	$(361,132)	$(130,667)	(75,109)	(583,406)
Net loss attributable to controlling interest per share:
Basic and diluted	(0.015)	(0.01)	(0.003)	(0.04)
Weighted average common shares outstanding	24,449,004	14,489,399	23,157,097	14,481,311

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Stockholders (Deficit)/Equity

September 30, 2020

	Controlling Interest
	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock	Additional Paid-In-	Controlling Interest	Non-Controlling Interest	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit	Total
Balance—December 31, 2019	14,489,399	$1,449	790				$600,000	$114,020,581	$(118,912,290)	$(559,503)	$(4,849,763)
Issuance of common stock on conversion of preferred stock	16,637,176	1663	(188)								1663
Issuance of Preferred Stock					1,700,000	170		1,531,276			1,531,446
Cancellation of Pending Issuance							(600,000)				(600,000)
Non-controlling interest net income						—				(86,935)	(86,935)
Controlling Interest Net income									(75,109)		(75,109)
Balance—September 30, 2020	31,126,575	$3112	602		1,700,000	170		$115,551,857	$(118,987,399)	$(646,438)	$(4,078,698)

	Controlling Interest
	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock	Additional Paid-In-	Controlling Interest	Non-Controlling Interest	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit	Total
Balance—December 31, 2018	14,433,843	$1,444	800				$600,000	$114,020,586	$(119,778,965)	$(471,956)	$(5,628,891)
Issuance of common stock on conversion of preferred stock	55,556	5	(10)			—		(5)
Issuance of Preferred Stock
Cancellation of Pending Issuance
Non-controlling interest net income						—				(71,490)	(71,490)
Controlling Interest Net income									(583,406)		(583,406)
Balance—September 30, 2019	14,489,399	$1,449	790				600,000	$114,020,581	$(120,362,371)	$(543,446)	$(6,283,787)

GENE BIOTHERAPEUTICS INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(162,044)	$(654,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1161	47,827
Gain on sale of assets and technology	(600,000)
Deferred rent amortization	6,056	(8,167)
Changes in operating assets and liabilities
Prepaid expenses and other assets	13,221	2,202
Accounts payable	(305,176)	6,198
Accrued liabilities	258,716	493,064
Other long term assets	(7074)
Net cash used in operating activities	(795,140)	(113,771)
Cash Flows From Investing Activities
Purchase of fixed assets	(3429)	—
Net cash used in investing activities	(3,429)	—
Cash Flows From Financing Activities
Cash advance from officer	(134,525)	(76,162)
Proceeds from note payable	181,156	145,076
Proceeds from preferred stock issuable	1,700,000	-
Cost on issuance of preferred shares	(166,891)	-
Net cash provided by financing activities	1,579,740	68,914
Net increase (decrease) in cash	781,171	(44,857)
Cash and cash equivalents at beginning of period	400	82,115
Cash and cash equivalents at end of period	$781,571	$37,258
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,153	$6,507
Supplemental noncash financing activities:
Transfer of assets and technology in exchange for common stock issuable	600,000	-

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Organization and Liquidity

Organization

Gene Biotherapeutics was initially incorporated in Delaware in December 2003. The Company is a clinical stage biotechnology company focused on pre-clinical, clinical and commercialization of angiogenic gene therapy biotherapeutics for strategic niche markets, primarily for the treatment of cardiovascular disease. The technology platform is designed to biologically activate the human body’s innate angiogenic healing process to stimulate the growth of microvascular networks for patients with ischemic cardiovascular, cerebral and other medical conditions and diseases, as well as for advanced tissue engineering applications.

The Company’s current business is focused exclusively on the development of Generx, a gene therapy product candidate targeted at men and women with advanced ischemic heart disease and refractory angina, through its equity-based investment Angionetics which is an 85% owned subsidiary. The Company has received FDA approval and FAST Track Status for a Phase 3 clinical trial. The Company does not currently have any other products or other product candidates and has not generated any revenues from operations for the three-month period ended September 30, 2020 and 2019.

Liquidity and Going Concern

As of September 30, 2020, the Company had $781,571 in cash and cash equivalents. The Company’s working capital deficit at September 30, 2020 was $4,125,923 and the Company has incurred recurring losses and has an accumulated deficit of $118,987,399. During the nine month period ended September 30, 2020, the Company used approximately $795,140 of cash in our operating activities.

The Company’s primary source of capital has been from proceeds from sales of its equity securities, shareholder and executive loans and the sale of its non-core products, as the strategy has focused on the development of Generx.

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

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue operations is dependent on the execution of management’s plans, which include the raising of additional capital through the equity and/or debt markets, until such time that funds provided by operations are sufficient to fund working capital requirements. Without additional capital the Company will not have sufficient sources for research, product development and sales and marketing efforts to bring Generx to commercialization. The consolidated financial statements contained in this report do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Critical Accounting Policies and Estimates

Our consolidated financial statements included Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes.

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

We believe that the following accounting policies involve the most complex judgments concerning assumptions and estimates with the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Gene Biotherapeutics Inc., and its consolidated subsidiaries, Angionetics Inc.and Activation Therapeutics, Inc.. All significant inter-company transactions and balances have been eliminated in consolidation.

The profit and losses of Angionetics are allocated among the controlling interest and the non-controlling interest in the same proportions as their ownership interests.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2020, the Company had no cash and cash equivalent balances in excess of the federally insured limit of $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income(loss) in the years in which those temporary differences are expected to be recovered or settled. Due to the Company’s history of losses, a full valuation allowance was recognized against the deferred tax assets as of December 31,2019. The Company expects that it will continue to experience operating losses.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the three-month period ended September 30, 2020, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes in unrecognized tax benefits within the next twelve months.

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

Under the provision of ASC 740-10, the Company recognizes the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination based on the technical merits of the position. For the year period ended September 30, 2020, the Company had no material unrecognized tax benefits, and based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months

As of the tax year ending December 31,2019 the Company has net operating loss carryforwards for federal income tax purposes of approximately $91.4 million and net operating loss carryforwards for state income tax purposes of approximately $52.5 million. The net operating losses begin to expire in 2023 for federal income purposes and in 2028 for state income tax purposes. The federal net operating loss carryover includes $258,000 of net operating losses generated in 2018 and later. Federal net operating losses generated from 2018 onwards carryover indefinitely and may generally be used to offset up to 80% of future taxable income. The Company also has R&D tax credits available for federal and state purposes of $1.8 million and $1.9 million, respectively. The federal R&D credits will begin to expire December 31, 2035.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were included in the calculation of loss per common share for three-month and nine-month period ended September 30, 2020.

As of September 30, 2020, there were potentially dilutive securities issued and outstanding which consisted of 602 shares of convertible Series A preferred stock convertible into 53,274,336 shares of the Company’s common stock 1,700,000 shares of convertible Series B preferred stock convertible into 150,442,478 shares of the Company’s common stock and potentially dilutive securities consisted of outstanding stock options and warrants to acquire 14,811,333 shares of the Company’s common stock. The 602 shares of Series A preferred stock includes both the 382 shares owned by Sabby Healthcare Master Volatility Fund and the 220 shares owned by Nostrum Pharmaceuticals, LLC.

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

Note 3—Property and Equipment

Property and equipment consisted of the following:

	September 30	December 31
	2020	2019
Computer and telecommunication equipment	$16,331	$12,902
Office equipment	5,871	5,871
Office furniture and equipment	7,396	7,396
Leasehold improvements	177,436	177,436
	207,034	203,605
Accumulated depreciation and amortization	(202,126)	(200,965)
Property and equipment, net	$4,908	$2,640

Depreciation and amortization of property and equipment for three-month and nine-month period ended September 30, 2020, totaled $370 and $1,161.

Note 4—Accrued Liabilities

Accrued Liabilities consisted of the following:

	September 30	December 31
	2020	2019
Payroll and benefits	$2,845,033	$2,657,717
Other	210,372	138,972
Total	$3,055,405	$2,796,689

Note 5—Advances from Related Party-Officer

As of September 30, 2020, and December 31, 2019, $590,900 and $725,425, respectively, of cash was advanced by the Company’s Chief Executive Officer. These advances are non-interest bearing with no fixed terms of repayment. During the period ended September 30, 2020, the Company repaid $134,525. Effective beginning in June, 2020, the Company is repaying the loan in equal monthly instalment of $20,000.

Note 6—Commitments and Contingencies

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

On August 1, 2020, the Company entered into a twenty-nine-month lease for approximately 3,039 square feet of office space in San Diego, California commencing on August 1, 2020. The monthly base rent is $6,686 and increases by three percent (3%) on each anniversary of the Commencement Date.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. Under this new guidance, at the commencement date, lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. The Company adopted the new guidance effective January 1, 2020. The ASU is applicable to the Company’s new leased which commenced on August 1 ,2020.

Under the new ASU the Company determines if an arrangement contains a lease at inception. Right of use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company’s only office facility is in San Diego, California. Effective August 1, 2020, the Company entered into a lease agreement for its office with an expiration date of December 31,2022. The lease agreement includes leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. Rent expense is recorded over the lease terms on a straight-line basis.

The Company estimated an appropriate discount rate. The Company considered the range of the term, the range of the lease payments, the category of the underlying asset and the Company’s estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments.

The lease agreement includes options to extend the lease. Based on management’s judgement the Company will review its leasing alternatives on a periodic basis. The ASU does not apply to leases with a term of 12 months or less. The Company recognizes lease expenses on a straight-line basis over the lease term. Rent expense under the new ASU for the two month period of August and September 2020 was $ 12,272 and $19,414 for the third quarter ending September 30.2020.

Supplemental balance sheet information related to leases was as follows:

Period Ended
September 30, 2020
Operating Leases:
Operating lease ROU assets	$162,090

Current operating lease liabilities, included in current liabilities	66,962
Noncurrent operating lease liabilities, included in long-term liabilities	101,184
Total operating lease liabilities	$168,146

Supplemental cash flow and other information related to leases was as follows:

Period Ended
September 30, 2020

ROU assets obtained in exchange for lease liabilities:	$173,371
Operating leases

Weighted average remaining lease term (in years):	2.25
Operating leases
Weighted average discount rate:
Operating leases	5.25%

Total future minimum payments required under the lease obligations as of September 30, 2020 are as follows:

Period Ending September 30,
2021	$73,744
2022	83,050
2023	21,279
Total lease payments	178,073
Less: amounts representing interest	(9,927)
Total lease obligations	$168,146

Note 7 Contingent Liability

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

Note 8 Technology License Agreements and Liability Restructuring

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

As of November 2019, the Company and the New York University reached an agreement to settle total amounts due under this agreement for $400,000 payable as follows: (1) $75,000 in six quarterly payments of $12,500 commencing June 15, 2020, with additional contingent payments due as follows (2) $100,000 payable upon FDA approval to market and sell Generx; and (3) an additional amount totaling $225,000 when commercial US sales cumulatively reach $100 million for Generx.

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

Liability Restructuring

As of September 30, 2020, we had an outstanding balance in accrued but unpaid salaries and benefits for current and former employees totaling $2,986717. In January 2020, all affected current and former employees agreed to defer their compensation, less applicable tax withholdings, upon the earliest to occur of (a) the FDA’s approval of Generx for marketing and sale in the U.S.; (b) the EMA approval of Generx for marketing and sale in the European Union and the United Kingdom; (c) the sale of Generx to an independent third party for an aggregate value equal to or greater than $35,000,000; (d) our entry into a strategic partnership that would facilitate a capital contribution equal to or greater than $35,000,000 for the purpose of supporting the clinical and commercial development of Generx; (e) our successful completion of a public or private equity offering for the issuance of its common stock equal to $35,000,000; or (f) at such other time, as our board of directors determines that we have the financial ability to make such payments without jeopardizing our ability to operate as a going concern.

Note 9 Legal Proceedings

In the course of our business, the Company is routinely involved in proceedings such as disputes involving goods or services provided by various third parties, which the Company does not consider likely to be material to the technology we develop or license, or the products we develop for commercialization, but which can result in costs and diversions of resources to pursue and resolve.

Note 10—Stockholders’ Equity

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

On April 10, 2020, we transferred our residual rights in Excellagen to Shanxi Taxus Pharmaceuticals Co. Ltd. in exchange for the release of any rights or claims of an equity ownership interest in Gene Biotherapeutics. As a result, we no longer have an interest in Excellagen, other than the right to receive royalty payments from Olaregen totaling up to $3,350,000, based on monthly net sales of Excellagen worldwide, excluding Greater China, the Russian Federation, and countries in the Commonwealth of Independent States. In connection with this transaction, Shanxi agreed to apply its previously funded $600,000 stock subscription payment in exchange for the rights to Excellagen in the Greater China, the Russian Federation and countries in the Commonwealth of Independent States, and Shanxi released any future rights or claims against us.

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

Series A Preferred Stock

Purchase Agreement with Sabby Healthcare Volatility Master Fund, Ltd.

On April 4, 2013, the Company entered into a securities purchase agreement with Sabby Healthcare Volatility Master Fund, Ltd. (“Sabby”) to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock (the “Preferred Stock”) for maximum proceeds of $4.0 million. The Preferred Stock was convertible into shares of our common stock at an initial conversion price of $0.6437 per share. The conversion price is subject to downward adjustment if the Company issues common stock or common stock equivalents at a price less than the then effective conversion price. Following the issuance of our Series B Preferred Stock, the current conversion price is $0.0113 per share of Common Stock. Sabby is limited to hold no more than 10% of Gene Biotherapeutics’ issued and outstanding common stock at any time. As long as the Preferred Stock is outstanding, the Company has also agreed not to incur specified indebtedness without the consent of the holders of the Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future.

As of September 30, 2020, and December 31, 2019, there was Series A Preferred Stock outstanding of 602 and 790 shares respectively.

Series B Preferred Stock

Amendment to Certificate of Incorporation and Amendment to Bylaws

On May 21, 2020, the Company amended their Certificate of Incorporation with the filing of a Certificate of Designation to establish the rights, privileges, and preferences of a new class of our preferred stock designated Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred have the following material terms and provisions:

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

On May 22, 2020, the Board amended the Company’s bylaws to eliminate the classified Board. Directors will serve one-year terms until the next annual meeting of stockholders or until their successors are duly elected and qualified. year terms until the next annual meeting of stockholders or until their successors are duly elected and qualified.

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

There were no stock options or warrants under the Equity Incentive plan and no stock options or warrants issued outside of the plan to employees and consultants during the six -month period ended September 30, 2020. Similarly, there were no options or warrants exercised during the six- month period ended September 30, 2020. The total number of options and warrants outstanding and exercisable were 14,811,333 as of September 30, 2020 with a weighted average exercise price of $0.62 per share, and a weighted average remaining life of 3.82.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, January 1, 2017	12,116,334	$0.62	7.67
Granted	—	—	—
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	(5,001)	0.62	—
Balance outstanding, December 31, 2017	12,111,333	0.62	6.67
Granted	—	—	—
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	—	—	—
Balance outstanding, December 31, 2018	12,111,333	$0.62	5.67
Granted	—	—	—
Exercised	—	—	—
Cancelled (unvested)	—	—	—
Expired (vested)	—	—	—
Balance outstanding, December 31, 2019	12,111,333	$0.62	4.67
Balance exercisable, December 31, 2019	12,111,333	$0.62	4.67
Exercised Balance exercisable, September 30, 2020	12,111,333	$0.62	3.82

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

Nostrum Financing

On May 22, 2020, the Company entered into a Preferred Stock Purchase Agreement (“the Agreement”) with Nostrum Pharmaceuticals, LLC, a Delaware limited liability company (“Nostrum”) pursuant to which the Company sold Nostrum 1,700,000 shares of newly designated Series B Preferred Stock, for a total cash consideration of $1.7 million. Legal costs associated with the Nostrum investment were $166,891.Nostrum is the parent of Nostrum Laboratories, Inc., a privately held pharmaceutical company engaged in the formulation and commercialization of specialty pharmaceutical products and controlled release, orally administered branded and generic drug products. Series B Preferred Stock is convertible into shares of our common stock at an initial conversion ratio of $.0113 shares of Series B Preferred Stock for each share of common stock or 150,442,478 shares of the Company’s common stock.

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

The Company used the proceeds from the sale of the Series B Preferred Stock to fund working capital requirements in preparation for conducting a Phase 3 clinical trial in the United States for its Generx® product candidate. The Company will need additional capital to complete the Phase 3 clinical trial for Generx. Nostrum’s initial investment in the Series B Preferred Stock represented control of 91.2% of the voting power of the Company.

Nostrum Debt Financing

In January 2020, we issued Nostrum a promissory note in exchange for cash of $25,000. These bear interest at 6% per annum and matures 24 months from the date of issuance. The cash funding related to a December 30, 2019 promissory notes was not received by the Company until January 2020, so the Company recorded the note payable in the consolidated balance sheet in January 2020, upon receipt of the cash from Nostrum. As of September 30, 2020, the Company had received debt financing from Nostrum totaling $265,000.

Retirement of Members of the Board of Directors

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

Note 11—Subsequent Events

Fuji Film

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

Series A Preferred Stock Purchase Agreement Between Nostrum and Sabby

Subsequent to the May 2020 agreement between Nostrum and Sabby, as of April 28, 2021 Sabby converted all of its remaining 570 shares of Series A Convertible Preferred Stock into 50,442,489 shares of Common and no further shares of the Series A Convertible Preferred Stock were purchased by Nostrum. As a result, Nostrum did not acquire any further shares of the Series A Convertible Preferred beyond their initial 220 share acquisition

Nostrum Additional Investment Funding

Subsequent to the current period ending, September 30. 2020, between the period May 31, 2021 through September 30, 2021 Nostrum provided an additional $300,500 in equity capital to support the operations of the Company as we execute on our current business plan and seek alternative sources of financing, to fund the Company’s research, development and commercialization activities for our lead product Generx [Ad5FGF-4]. For its equity investment, the Company will issue Nostrum additional shares of the Series A preferred stock. In addition to its equity investments Nostrum has provided the Company with various services including, financial management, legal, scientific, information technology for which Nostrum has not received any compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analyses are intended to help you understand our financial condition and results of operations for the three and nine month periods ended September 30, 2020. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Part I, Item 1 in this report. Statements in the following discussion that are not historical in nature are forward looking statements, and inherently subject to risk. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Part II, Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary from our historical operations and from our current expectations of future results.

Overview

We are a clinical stage biotechnology company focused on pre-clinical, clinical and commercialization of angiogenic gene therapy biotherapeutics for strategic niche markets, primarily for the treatment of cardiovascular disease. Our technology platform is designed to biologically activate the human body’s innate angiogenic healing process to stimulate the growth of microvascular networks for patients with ischemic cardiovascular, cerebral, and other medical conditions and diseases, as well as for advanced tissue engineering applications. Historically we have developed and sold various medical devices, product candidates and products.

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

Our current business is focused exclusively on the development of Generx, a gene therapy product candidate targeted at men and women with advanced ischemic heart disease and refractory angina. We have received FDA approval and FAST Track Status for a Phase 3 clinical trial. We do not currently have any other products or other product candidates and have not generated any revenues from operations for the three month period ended September 30, 2020. Our operations currently comprise one segment for financial reporting purposes.

Results of Operations

For the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

The following tables sets forth our results of operations for the three-month period ended September 30, 2020 and 2019, and the relative dollar and percentage change between the two periods.

	Three Month Period Ended September 30,				Change
	2020		2019		($)%
Operating Expenses	$		$			%
Research and development		66,116		61,443	4,673	7.6%
Selling, general and administrative		322,583		114,047	208,536	183. %
Total Operating Expenses		388,699		175,490	213,209	121.4%
Gain on sale of assets and technology		—		—	—	—
Loss from Operations		(388,699)		(175,490)	(213,209)	121.4%
Other Income (expenses)						%
Gain on account payable forgiveness		—		35,985	(35,985)	(100.0)%
Interest Expense		(12,706)		(10,952)	(1,754)	16.0%
Total other Income (Expense)		(12,706)		25,033	(37,739)	(151)%
Net income (Loss)		(401,405)		(150,457)	(250,948)	167%
Net loss attributable to the non-controlling interest		(40,273)		(19,790)	(18,165)	103%
Net loss attributable to the controlling interest		(361,132)		(130,667)	210,772	176%

Research and development expenses increased by $4,673 or 7.6% for the three-month period ended September 30, 2020 compared to 2019 mainly due to a decrease in salary costs, which were offset by an increase in benefit costs for a net increase of $7,069, as the Company paid some benefits. In addition, clinical trials expenses increased by $10,104 when compared to 2019 due to costs incurred for protocol design and electronic submission of a protocol amendment related to the Generx product. These increases were offset by a decrease in research costs related with the Company’s termination of it’s agreement with New York University where research and development fees of $12,500 per quarter were incurred.

Selling, general and administrative expenses for the three-month period ended September 30, 2020, increased by $208,536 or 183% compared to 2019 mainly due to an increase in salary and benefits of $51,328 and an increase in professional and legal services expense of $120,022, as the Company re-engaged its regulatory compliance activities, thereby incurring legal, audit and accounting services costs.

Interest expenses increased for the three-month period ended September 30, 2020 by $1,754 compared to 2019 primarily as a result of an increase in the notes payables $120,000 received from Nostrum in January 2020, which bears an interest at 6% per annum and lease financing costs.

For the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

The following tables sets forth our results of operations for the nine-month period ended September 30, 2020 and 2019, and the relative dollar and percentage change between the two periods.

	Nine Month Period Ended September 30,				Change
	2020		2019		($)%
Operating Expenses	$		$			%
Research and development		161,842		185,177	(23,335)	(12.6)%
Selling, general and administrative		622,398		474,120	148,278	31.3%
Total Operating Expenses		784,240		659,297	103,732	18.9%
Gain on sale of assets and technology		(600,000)		—	—	—
Loss from Operations		(184,240)		(659,297)	475,057	(72)%
Other Expenses						%
Gain on account payable forgiveness		66,751		35,985	30,767	85.5%
Interest Expense		(44,555)		(31,584)	(12,971)	41. 0%
Total other Income (Expense)		22,196		4,401	17,795	404%
Net income (Loss)		(162,044)		(654,896)	492,852	(75.3%)
Net loss attributable to the non-controlling interest		(86,935)		(71,490)	(15,445)	21.6%
Net loss attributable to the controlling interest		(75,109)		(583,406)	508,297	(87.1)%

Research and development expenses decreased by $23,335 or 12.6% for the nine-month period ended September 30, 2020 compared to 2019 primarily due to a decrease of $37,500 in fees due to New York University for research service as the Company terminated its agreement in 2019 in its efforts to conserve cash spending and to restructure the organization away from development of non-core products to development of its primary product, Generx. The decrease was offset by an increase in clinical trials expense $12,584, related to protocol design and electronic submission of a protocol amendment related to the Generx product.

Selling, general, and administrative expenses for nine-month period ended September 30, 2020, increased by $148,278 or 31.3% compared to 2019 primarily due to an increase related to professional and legal services as the Company re-engaged its regulatory compliance activities, thereby incurring legal, audit and accounting service costs.

Interest expense increased for the nine-month period ended September 30, 2020, by $12,971 compared to 2019 primarily as a result of an increase in the notes payables $120,000 received from Nostrum in January 2020, which bears an interest at 6% per annum and lease financing costs.

Liquidity and Capital Resources

The following table summarizes our liquidity and working capital position at September 30, 2020 and 2019:

	September 30,
	2020	2019
Cash and Cash Equivalents	$781,571	$37,258
Other Current Assets	19,174	16,763
Accounts Payable	661,950	1,864,149
Other Current Liabilities	4,264,718	4,366,251
Working Capital	(4,125,923)	(6,176469)

The following table summarizes our operating, investing, and financing activities for the nine-month period ended September 30, 2020, and 2019:

	Period ended September 30,
	2020	2019
Net cash generated from (used in) operating activities	$(795,140)	$(113,771)
Net cash used in investing activities	(3,429)
Net cash generated from/(used in) financing activities	1,579,740	68,914
Net increase/(decrease) in cash and cash equivalents	781,171	(44,857)

The $795,140 of net cash used in operating activities for the nine-month period ended September 30, 2020 was primarily due to payments being made on accounts payable, general working capital requirement and increased professional expenses to achieve compliance with its regulatory filing requirements.

Cash used in investing activities for the nine-month period ended September 30, 2020 of $3,429 related to computer equipment purchases during the quarter.

The $1,579,740 in net cash from financing activities was primarily due to our Series B Convertible Preferred Stock financing transaction, net of financing costs. In May 2020 we secured $1.7 million financing from the sale of our newly authorized Series B Convertible Preferred Stock to Nostrum. We will use the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting a Phase 3 clinical trial in the U.S. for our Generx product candidate.

We anticipate that negative cash flows from operations will continue for the foreseeable future. We do not have any unused credit facilities. We have yet to generate positive cash flows from operations and are dependent on equity and debt funding to finance our operations. Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern.

As long as any shares of our Preferred Stock are outstanding, we have agreed that we will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, or incur any liens other than specified “Permitted Liens”.

Our principal business objective is to advance our Generx product candidate through the AFFIRM Phase 3 clinical trial and to begin commercialization of Generx in the United States. In order to secure the requisite funding, we intend to sell debt or equity securities in the Company.

Subsequent to the current period ending September 30, 2020, between the period May 31, 2021 through September 30, 2021, Nostrum provided an additional $300,500 in equity capital to support the operations of the Company. In exchange for the equity financing, the Company plans to issue Nostrum shares of the Company’s Series B Preferred Stock which converts into the Company’s common stock at a conversion rate of $0.0113 per share. At this point, the Company’s cash resources are insufficient to (1) support the Company’s ongoing working capital requirements, financial obligations and outstanding agreements and (2) advance the cGMP manufacture of Generx [Ad5FGF-4], pursuant to a manufacturing agreement with Texas-based FujiFilm Diosynth Biotechnologies, as needed to initiate the previously announced Phase 3 AFFRIM clinical study.

In addition to any funding that can be provided by Nostrum, the Company will require additional financing to support its operations, which it hopes to secure through the sale of additional debt or equity securities. The Company continues to pursue alternative sources of financing, however, there are no arrangements or agreements in place for any financing at this time. We cannot provide any assurances regarding the availability or terms of any future financing at this time. Any delays in obtaining appropriate financing will impact the timing and the Company’s ability to execute its strategic initiatives such as Fuji, fund its ongoing working capital requirements and financial obligations.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, management concluded that our disclosure controls were not effective for their intended purposes described above as a result of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. For the year ended December 31, 2019, we noted the following material weaknesses in the operation of our internal controls as follows:

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

Our management does not believe that the material weakness in internal controls has resulted in any inaccuracy or misstatement in the financial statements included in this report. We plan to remediate these material weaknesses by hiring additional qualified accounting personnel when the Company has the financial resources to support those expenses. However, these material weaknesses continued to exist during the quarterly period ended September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gene Biotherapeutics Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2021

GENE BIOTHERAPEUTICS INC.

	By:	/s/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard,
Chief Executive Officer (Principal Executive and Accounting Officer)

	By:	/s/ JAMES L. GRAINER
James L. Grainer,

