Form 10-K
period 2020-12-31
Gene Biotherapeutics, Inc.
filed 2022-03-30
CIK 772320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by checkmark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1.1 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the Registrant on such date have been excluded because such person may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

As of March 15, 2022, there were 64,931,888 shares of the Registrant’s common stock were issued and outstanding.

EXPLANATORY NOTE

Due to financial hardship, we were unable to secure auditor review or audit of our financial statements and suspended regular reporting of our financial results of operations following our quarterly report for the period ended March 31, 2017. On May 22, 2020, during the period covered by this report, we secured a $1.7 million financing arrangement and have used a portion of those proceeds to complete the financial statements and disclosures in this report. On April 23, 2021, we filed a comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”), with expanded disclosures for the fiscal years ended December 31, 2018, and 2017, and the quarterly periods ended March 31, June 30, and September 30 during 2019, 2018 and 2017. We have subsequently filed quarterly reports for the periods ended March 31, June 30, and September 30, 2020.

The filing of this report will not result in us becoming “current” in our reporting requirements under the Securities Exchange Act of 1934. It is our intention to become current, and we are preparing reports for the periods beyond December 31, 2020. Once we do become current, we will continue to be precluded from the use of certain abbreviated registration statements and forms, which are predicated on timely filing of all required reports over the prior 12-month period.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect our current expectations and views of future events. These forward-looking statements can also be identified by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or similar terms. Forward-looking statements in this report may include statements about:

●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately, particularly with respect to the timely production and delivery of our Generx product candidate;

●	Our ability and the ability of third parties with whom we contract to successfully manufacture our commercial products at scale, as well as drug substances, delivery vehicles, development candidates, and investigational medicines for preclinical and clinical use;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our commercial products, investigational medicines and technology;

●	the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

●	the ultimate impact of the current coronavirus pandemic, or the COVID-19 pandemic, or any other health epidemic, on our business, manufacturing, clinical trials, research programs, supply chain, regulatory review, healthcare systems or the global economy as a whole;

●	risks related to the direct or indirect impact of the COVID-19 pandemic or any future large-scale adverse health event, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays in diagnoses, initiation or continuation of treatment for diseases that may be addressed by our development candidates and investigational medicines, or in patient enrollment in clinical trials, potential clinical trials, regulatory review or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of the pandemic, and our ability to execute business continuity plans to address disruptions caused by the COVID-19 pandemic or future large-scale adverse health event;

●	our anticipated next steps for our development candidates and investigational medicines that may be slowed down due to the impact of the COVID-19 pandemic;

●	our ability to identify research priorities and apply a risk-mitigated strategy to efficiently discover and develop development candidates and investigational medicines, including by applying learnings from one program to our other programs and from one modality to our other modalities;

●	the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and investigational medicines;

●	our ability to obtain and maintain regulatory approval of our investigational medicines;

●	our ability to successfully commercialize any future products, if approved;

●	the pricing and reimbursement of our investigational medicines, if approved;

●	the implementation of our business model, and strategic plans for our business, investigational medicines, and technology;

●	estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;

●	the potential benefits of strategic collaboration agreements, our ability to enter into strategic collaborations or arrangements, and our ability to attract collaborators with development, regulatory, and commercialization expertise;

●	future agreements with third parties in connection with the commercialization of our investigational medicines, if approved;

●	the size and growth potential of the markets for our investigational medicines, and our ability to serve those markets;

●	our financial performance;

●	the rate and degree of market acceptance of our investigational medicines;

●	regulatory developments in the United States and foreign countries;

●	our ability to produce our products or investigational medicines with advantages in turnaround times or manufacturing cost;

●	the success of competing therapies that are or may become available;

●	our ability to attract and retain key scientific or management personnel;

●	the impact of laws and regulations;

●	developments relating to our competitors and our industry; and

●	other risks and uncertainties discussed in this Form 10-K.

Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Part I, Item 1A “Risk Factors” and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report speak only as of the date of this report. We do not undertake to update or revise any forward-looking statements in the report, except as required by law.

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

PART I

ITEM 1.	BUSINESS

We are a late-stage biotechnology company focused on the clinical development and commercialization of angiogenic gene therapy biotherapeutics for strategic niche markets primarily for the treatment of cardiovascular disease. Our technology platform is designed to biologically activate the human body’s innate angiogenic healing process to stimulate the growth of microvascular networks for patients with ischemic cardiovascular, cerebral, and other medical conditions and diseases, as well as for advanced tissue engineering applications.

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

History

We were incorporated in Delaware in 2003. In 2006, we changed our name to Cardium Therapeutics Inc. In 2013, we changed the Company’s name to Taxus Cardium Pharmaceuticals Group Inc. to reflect a broadened business plan to include small molecule drugs and medical devices. Based on the refocus of the Company on the clinical development of DNA-based angiogenic therapeutics in 2018, we changed the name of the Company to Gene Biotherapeutics Inc.

During the period covered by this report, our operations have been conducted principally through operating subsidiaries including the following:

●	Angionetics, Inc., an 85% owned subsidiary focused on the late-stage clinical development and commercialization of Generx, an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease:

●	Activation Therapeutics, Inc., a wholly owned subsidiary focused on the development and commercialization of Excellagen®, a patented U.S. FDA-cleared wound conforming matrix for advanced wound care.

We entered 2020 in a cash constrained position. At that time, our principal operating goal was to secure the capital necessary to advance the clinical development and commercialization of Generx. In April 2020, we transferred our residual rights in Excellagen to Shanxi Taxus Pharmaceuticals Co. Ltd. (“Shanxi”) in exchange for the release of any rights or claims in ownership interest in Gene Biotherapeutics. In connection with this transaction, Shanxi agreed to apply its previously funded $600,000 common stock subscription payment as cash consideration in exchange for the Excellagen ownership rights. Shanxi also released any future rights or claims against us.

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

In May 2020, we entered into a Preferred Stock Purchase Agreement with Nostrum Pharmaceuticals, LLC (“Nostrum”), selling Nostrum 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1,700,000. Each share of Series B Convertible Preferred Stock is convertible into shares of Common Stock at a conversion ratio of 0.0113. Consequently the 1,700,000 shares are convertible into an aggregate of 150,442,478 shares of Common Stock In addition, Nostrum entered into an agreement with Sabby Healthcare Master Fund Ltd. (“Sabby”), the sole holder of our outstanding Series A Convertible Preferred Stock, under which Nostrum purchased 220 shares of our Series A Convertible Preferred Stock from Sabby, which is convertible into 19,469,026 shares of Common Stock. Nostrum also agreed to purchase up to 570 additional Series A Convertible Preferred Stock from Sabby, within one year following the effective date of the transaction. Since May 2020 through April 30, 2021, that includes a subsequent reporting period, Sabby had fully converted its 570 shares of Series A Convertible Preferred Stock, into 50,442,491shares of our Common Stock that has increased our outstanding Common Stock to 64,931,888 shares as of December 31, 2021.

Subsequently, during the 2021 calendar year, Nostrum made additional capital contributions to the Company totaling $371,080, which are convertible into 32,838,938 shares of Common Stock. After giving effect for issuance of these of the issuance these shares into Common Stock and the conversion of the Series A and Series B Convertible Preferred Stocks, Nostrum would beneficially own 202,750,442 shares of the Common Stock, representing 75.7% of the Company, and other shares of issued and outstanding Common Stock totals 64,931,888, representing 24.3% of the total outstanding shares of Common Stock, as of March 15, 2022.

Nostrum is the parent company of Nostrum Laboratories, Inc., a privately held pharmaceutical company engaged in the formulation and commercialization of specialty pharmaceutical products and controlled release, orally administered, branded and generic drug products. We have used the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting the U.S. FDA-approved Phase 3 clinical trial for our Generx product candidate, and a portion of these proceeds will be used to satisfy SEC quarterly and annual filing requirements. We believe that Nostrum’s assets and experience in the formulation and commercialization of pharmaceutical products will facilitate the administration and completion of the Phase 3 clinical trial for Generx on a cost-effective basis.

In March 2021, after the period covered by this report, the Company entered into an agreement with FUJIFILM Diosynth Biotechnologies (“FDB”) to manufacture the Generx [Ad5FGF-4] angiogenic gene therapy product candidate for Phase 3 clinical evaluation for the treatment of refractory angina due to late-stage coronary artery disease. Manufacturing operations will be conducted at FDB’s facilities in College Station, Texas where FDB will perform technology transfer and process development activities for Phase 3 clinical and commercial-scale GMP manufacturing of Generx. The required funding for the Fuji agreement is approximately $3.8 million. At present, we do not have the requisite financial resources to initiate FDB’s manufacturing of Generx [Ad5FGF-4] necessary to the conduct of the planned FDA-cleared Phase 3 clinical study. We are currently evaluating alternative financing arrangements, but there are no agreements in place for such financing at this time. As a result, we are unable to provide a start date for the initiation of the planned FDA-cleared Phase 3 AFFIRM clinical study.

The Generx [Ad5FGF-4] Product Candidate

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

The Generx regulatory dossier represents one of the most extensive and advanced DNA-based clinical data platforms ever compiled. In multiple prior clinical studies, the Generx product candidate appears safe and well-tolerated, and has generated preliminary findings of efficacy in men and women, in measures of cardiac perfusion, exercise capacity, and angina status. Specifically, Generx has been evaluated as a treatment for patients with refractory angina in four prior FDA-cleared, multi-center, randomized and placebo-controlled clinical studies (AGENT 1-4, Phase 1/2 to Phase 2b/3) and one small international study (ASPIRE). These studies combined enrolled over 680 patients at over 100 medical centers in the U.S. and Western Europe and have generated over 2,500 patient years of safety data. Generx has now been cleared by the FDA for a Phase 3 clinical study to further evaluate safety and definitive efficacy. The Phase 3 study will include study sites in the United States and Eastern Europe, and in Japan with an appropriate Japanese strategic partner.

Addressable Refractory Angina Market

Generx is expected to initially target patients with refractory angina—chronic and disabling angina that: (1) are no longer responsive to small molecule anti-anginal drug therapy, (2) would not expect to benefit from mechanical revascularization procedures, including stents and coronary artery bypass graft surgery; or (3) continue to experience refractory angina following a mechanical revascularization procedure. Compared to the general population, patients with refractory angina report higher rates of depression, loss of vitality, diminished physical function and overall health, and an overall reduced quality of life. Over 70% of patients with refractory angina can expect to live approximately nine years from the time of diagnosis. We estimate that there are up to 1.2 million patients in the U.S. with refractory angina, representing up to a $6.0 billion addressable market opportunity, and up to $20.0 billion worldwide. Based on the number of newly diagnosed patients with refractory angina each year in the U.S., the number of patients newly treated with mechanical revascularizations, who continue to experience persistent uncontrolled refractory angina following bypass surgery or percutaneous coronary intervention, and the number of non-actionable diagnostic angiograms, the Company believes that each year in the U.S. there are an estimated 760,000 new patients who could potentially benefit from a one-time administration of Generx [Ad5FGF-4] medical revascularization product candidate.

Proposed Generx Treatment Algorithm for Patients with Refractory Angina

Coronary Artery Disease
(16.5 million)
No Angina
(7.8 Million)
Angina
(8.7 Million)
Optimal Medical Therapy
Controlled Symptoms
Uncontrolled Symptoms
Angiographic Risk Assessment
Low Risk
(1.2 Million[1])
High Risk
(800,000)
Medical Revascularization
Product Candidate
Generx
(alferminogene tadenovec)
Mechanical Revascularization
Bypass Surgery
(200,000)
PCI Stent
(600,000)

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

The most recently FDA approved anti-anginal drug with a novel mechanism of action is Ranexa® (ranolazine). It was FDA approved in 2006 as a treatment for chronic angina as a metabolic modulator designed to reduce the heart’s oxygen demand. Following FDA approval, Ranexa was acquired by Gilead Sciences for $1.4 billion in 2009. Ranexa is prescribed to be taken twice daily, generally as a 1000 mg oral tablet, and ranolazine is now available in generic form.

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

In prior clinical studies, a single intracoronary administration of the Generx [Ad5FGF-4] gene construct has demonstrated the capacity to enhance cardiac perfusion (blood flow) in the presence of profound myocardial ischemia through the growth of microvascular capillaries in regions distal to epicardial arterial stenosis in the three major arteries of the heart (the LAD, LCX and RCA). As shown in the following table, the Generx product candidate for medical revascularization therapy generated statistically significant improvements in cardiac perfusion (measured using SPECT as a reduction in reversible perfusion defect) as compared to placebo controls in both the U.S-based Phase 2 clinical study (AGENT-2), and a small confirmatory international study (ASPIRE), and the observed improvements were similar in magnitude to those reported following mechanical revascularization.

Generx AGENT-2 and ASPIRE SPECT Data

Clinical Study	Number of Patients	SPECT Clinical Response[a]	Patient Responders	P-Value
AGENT-2	52	+21%	77%	< 0.05[b]
ASPIRE	11	+24%	86%	0.01

a.	Improvement in RPDS as measured by SPECT imaging at 8 weeks following a single treatment.
b.	Grines et al. JACC 42:1339-47 (2003). Tables 1 and 2.

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

In 2006, following a 22-year clinical and commercial development process, the FDA approved Ranexa (ranolazine), a small molecule drug in tablet form that is taken twice daily with a new mechanism of action described as metabolic modulation, to reduce the heart’s oxygen demand. Based on the Ranexa package insert, the CARISA clinical study showed that Ranexa was safe and well tolerated by refractory angina patients and that patients treated with Ranexa showed an improvement in the primary efficacy endpoint ETT of +24 seconds (+28%) compared to the placebo control over the 12- week study period. Based on our retrospective subset analysis of data from the Generx AGENT-3 clinical study, and the FDA-cleared Ad5FGF-4 Phase 3 AFFIRM clinical study design, the Generx product candidate offers the potential to meet or exceed the ETT efficacy data reported in the Ranexa CARISA clinical study. As a result, we plan to submit a BLA following successful completion of the Phase 3 AFFIRM study.

Generx Competitive Advantage

We believe that the most significant factors in the field of new drugs and biologics are safety and efficacy as well as relative cost, and ease of administration as compared to other products, product candidates or approaches that may be useful for treating a particular disease condition. While there continues to be significant interest in the potential commercial development of autologous cell therapies for the treatment of myocardial ischemia, these complex and burdensome systems require harvesting and ex-vivo preparation of donor cells, offer poor economics for scalability and profitability, have an uncertain mechanism of action, and lack any strong and convincing thesis to explain cardiac cell targeting. In contrast, our FDA-cleared Ad5FGF-4 manufacturing process offers significant gross margin opportunities, scalable campaign manufacturing, generates ready to use product, has a well-researched and clinically supported mechanism of action, and receptor-based, cardiac cell targeting. We believe that our Generx product candidate competes favorably against the current standard of care in each of these areas:

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

Additional Medical Indications

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

Congestive Heart Failure. Congestive Heart Failure is a clinical syndrome that occurs when the heart is unable to pump sufficiently to maintain blood flow to meet the body’s needs. Common causes of heart failure include coronary artery disease, heart attack, high blood pressure, atrial fibrillation, valvular heart disease, excess alcohol use, infection, and cardiomyopathy of an unknown cause. In prior clinical studies of Generx in patients with myocardial ischemia and refractory angina, approximately 50% of enrolled patients were also diagnosed with mild congestive heart failure. The rationale supporting the application of angiogenic therapy for heart failure is based on the fact that mild and/or intermittent ischemia in the sub-endocardium (inner wall) can and often does occur in congestive heart failure with almost all primary causes. In a preclinical model of heart failure due to chronic sub-endocardial ischemia, a single administration of Generx resulted in significant improvement in cardiac function [McKirnan et al., Cardiac Vascular Regeneration. 2000; 1:11-21]. These preclinical findings support the potential use of Generx [Ad5FGF-4] angiogenic gene therapy as a non-surgical treatment option for heart failure. We are evaluating a Phase 2 clinical study of Generx angiogenic therapy for the treatment of patients with certain forms of congestive heart failure.

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

Commercialization Business Strategy

We are committed to applying our first-mover scientific and clinical development leadership position in the field of angiogenic gene therapy for the treatment of patients with a variety of cardiovascular conditions which are related by insufficient cardiac perfusion and other potential ischemia-related cerebral therapeutic opportunities as well as advanced tissue engineering applications. The core elements of our commercial strategy include:

●	Advance our FDA-cleared Generx [Ad5FGF-4] AFFIRM Phase 3 clinical study and commercial development for the treatment of patients with refractory angina due to advanced coronary artery disease and secure FDA registration to market and sell Generx in the U.S.;

●	Following U.S. registration for refractory angina, initiate the registration process to market and sell Generx in China, the Russian Federation, and the CIS with our current strategic partners, and consider registration in other prioritized regional markets;

●	Following FDA approval, we would also plan to (1) enter a strategic agreement(s) to market and sell Generx in other countries worldwide, or (2) undertake a terminal value transaction covering the sale of Generx to an established strategic player which has established worldwide marketing, sales, and distribution capabilities;

●	Expand the initial labeling of Generx by initiating a Phase 2 clinical study to support the use of Generx for patients with CSX, which is characterized by symptomatic angina in the absence of large coronary artery obstruction, and for certain forms of congestive heart failure;

●	Advance our pre-clinical research which is focused on applying our Ad5FGF-4 technology platform as a potential treatment for patients with MMD, an orphan medical condition characterized by restricted blood flow, and collateral blood vessel dysfunction in certain regions of the brain, with a view toward further clinical development of angiogenic gene therapeutics for patients with a broader range of cerebral ischemic conditions, including vascular dementia;

●	Establish a Generx patient registry and conduct additional clinical studies to evaluate the safety and clinical efficacy of repeat dosing of Generx in patients as their coronary artery disease advances causing additional perfusion defects; and

●	Initiate additional studies to assess the potential long-term prognostic benefits of refractory angina patients receiving angiogenic therapy through medical revascularization.

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

While there continues to be significant interest in the potential commercial development of autologous cell therapies for the treatment of myocardial ischemia, these complex and burdensome systems require harvesting and ex-vivo preparation of donor cells, offer poor economics for scalability and profitability, have an uncertain mechanism of action, and lack any strong and convincing thesis to explain cardiac cell targeting. In contrast, our FDA-cleared Ad5FGF-4 manufacturing process offers significant gross margin opportunities, scalable campaign manufacturing, generates ready to use product, has a well-researched and clinically supported mechanism of action, and receptor-based, cardiac cell targeting

We are aware of products currently under development by competitors targeting the same or similar cardiovascular and vascular diseases as our Generx product candidate. These include small molecule drugs and biological treatments using forms of genes and stem cells.

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

●

The Neovasc Reducer™ (“Reducer”) is a stainless steel, hourglass-shaped medical device that is implanted into the coronary sinus using a procedure similar to that used for stent implantation. It is designed to create a focal narrowing in the coronary sinus, resulting in increased back pressure and redistribution of blood into ischemic myocardium. In 2015, results from a Phase 2 study (the “COSIRA” study; N=104) were published, reporting that significantly more patients in the treatment group, as compared to control, had an improvement in CCS class and quality of life at 6 months, but no significant improvement in exercise time. In December 2018, Neovasc announced publication of 12-year follow-up data from 7 patients demonstrating sustained improvement of angina class compared with baseline status. The Reducer is currently available only in the European Union, receiving CE mark designation in 2011. In October 2018, Neovasc announced that the Reducer™ was granted Breakthrough Device designation by the U.S. FDA, and in December 2019, Neovasc announced submission to FDA of a Premarket Approval application (PMA) for the treatment of refractory angina. On October 27, 2020, an 18 member FDA Advisory Committee reviewed the PMA submission, voting 17 to 1 “against” on the issue of a reasonable assurance of effectiveness, voting 14 to 4 “in favor” that the Reducer is safe when used as intended, and voting 13 to 3 “against” (2 abstained) on whether the relative benefits outweighed the relative risks. In September 2021, Neoavsc announced FDA approval of the COSIRA-II clinical study protocol, a randomized, sham-controlled trial investigating the safety and effectiveness of the Reducer for patients suffering from refractory angina (N=~380). The primary endpoint of the trial is change in exercise tolerance testing time via a modified Bruce protocol between baseline and six-month follow-up. Neovasc also announced anticipated enrollment of the first patient into the study in late 2021.

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

●	XyloCor Therapeutics is developing an adenovirus-based gene therapy encoding a hybrid gene for human vascular endothelial growth factor (“XC001”) for patients with refractory angina. XC001 is designed to relieve angina by promoting angiogenesis. In July 2020, XyloCor announced dosing of the first patients in the initial Phase 1/2 open label, single arm dose-escalation clinical study (the “EXACT Trial”; N=44). XC001 is administered by a surgeon via transthoracic epicardial injection, requiring overnight hospitalization. In July 2021, Xylocor announced completion of the Phase 1 dose-escalation component of the EXACT Trial, and commencement of the Phase 2 component at the highest dose level tested in Phase 1. The primary study endpoint is safety, with secondary endpoints including change in exercise tolerance testing time and change in CCS class between baseline and six-month follow-up.

●	BioCardia Inc. is developing the CardiAmp™ Cell Therapy System, which provides an autologous bone marrow-derived stem cell therapy for the treatment of chronic myocardial ischemia. In July 2020, BioCardia announced activation of a Phase 3 clinical trial studying percutaneously injected cells for the treatment of no option chronic myocardial ischemia with refractory angina. In October 2021, BioCardia announced the treatment of the first patient in the Phase 3 trial. The CardiAMP Cell Therapy Chronic Myocardial Ischemia Trial is expected to enroll up to 343 patients. The primary endpoint will evaluate improvement in exercise tolerance at six months following the study procedure.

Manufacturing Strategy

We will rely on contract manufacturing for the Generx product candidate. Based on the FDA clearance of the Generx Phase 3 clinical study protocol, all significant cGMP manufacturing factors have been resolved for our Generx product candidate in preparation for a commercial launch. The cGMP Generx manufacturing processes have been validated and are scalable.

We have been actively advancing our Generx product candidate’s engineering and process technology in preparation for commercialization. The adenovector Ad5FGF-4 is propagated in suspension cultures of fully characterized HEK 293 cells using serum-free/animal product-free growth medium, and aseptically purified using a combination of chromatography and filtration methods. The final product is vialed at a defined viral particle (vp) concentration and stored at -70°C. Clinical doses are expressed in total number of viral particles. We have established validated test methods and product specifications to ensure that each batch of Generx meets rigorous quality control standards. These quality control test methods include a cell-based vessel formation bioactivity assay that measures and confirms the pro-angiogenic potency of each newly manufactured batch of Generx.

Generx’s long-term product stability (at the current storage temperature of -70°C) makes it possible to manufacture Generx in large, cost-effective batch sizes. Based on the current Generx validated cGMP manufacturing processes, we believe that the manufacture of Generx can be scaled to large batch quantities (up to approximately 2.0 million doses annually) without the need for significant additional capital investment or major process technology engineering. This flexibility will allow the manufacture of Generx at a highly economical direct cost, which could yield gross margins that would be approximately equivalent to a classic small molecule drug model. This would represent a significant commercial advantage in the market and could be orders of magnitude lower than the expected high cost associated with the manufacture of complex donor-based autologous cell therapies, that are currently under development by other biotechnology companies for cardiovascular applications.

In March 2021, the Company entered into an agreement with FUJIFILM Diosynth Biotechnologies (“FDB”) to manufacture the Generx [Ad5FGF-4] angiogenic gene therapy product candidate for Phase 3 clinical evaluation for the treatment of refractory angina due to late-stage coronary artery disease. Manufacturing operations will be conducted at FDB’s facilities in College Station, Texas where FDB will perform technology transfer and process development activities for Phase 3 clinical and commercial-scale GMP manufacturing of Generx. The required funding for the Fuji agreement is approximately $3.8 million. At present, we do not have the requisite financial resources to initiate FDB’s manufacturing of Generx [Ad5FGF-4] necessary to the conduct of the planned FDA-cleared Phase 3 clinical study. We are currently evaluating alternative financing arrangements, but there are no agreements in place for such financing at this time. As a result, we are unable to provide a start date for the initiation of the planned FDA-cleared Phase 3 AFFIRM clinical study.

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

Olaregen Therapeutix, Inc. In July 2018, we sold our Excellagen product to Olaregen for aggregate consideration of up to $4,000,000. At closing, we received a cash payment of $650,000, and we will be entitled to receive royalty payments of 10% of worldwide net sales of Excellagen totaling up to $3,350,000.

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

Nostrum Pharmaceutical, LLC. In May 2020, we entered into a Preferred Stock Purchase Agreement with Nostrum selling 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1,700,000. The shares of Series B Convertible Preferred Stock are convertible into an aggregate of 150,442,478 shares of Common Stock. In addition, Nostrum entered into an agreement with the holder of our outstanding Series A Convertible Preferred Stock, under which Nostrum purchased 220 shares of our Series A Convertible Preferred Stock, convertible into an aggregate of 19,469,026 shares of Common Stock and agreed to purchase up to 570 additional Series A Convertible Preferred Stock. Since May 2020 through April 30, 2021, that includes a subsequent reporting period, Sabby had fully converted its 570 shares of Series A Convertible Preferred Stock, into 50,442,491shares of our Common Stock that has increased our outstanding Common Stock to 64,931,888 shares as of December 31, 2021.

Subsequently, during the 2021 calendar year, Nostrum made additional capital contributions to the Company totaling $371,080, which are convertible into 32,838,938 shares of Common Stock. After giving effect for issuance of these of the issuance these shares into Common Stock and the conversion of the Series A and Series B Convertible Preferred Stocks, Nostrum would beneficially own 202,750,442 shares of the Common Stock, representing 75.7% of the Company, and other shares of issued and outstanding Common Stock totals 64,931,888, representing 24.3% of the total outstanding shares of Common Stock, as of March 15, 2022.

Nostrum is the parent company for Nostrum Pharmaceuticals, LLC a privately held pharmaceutical company engaged in the formulation and commercialization of specialty pharmaceutical products and controlled release, orally administered, branded and generic drug products. We believe that Nostrum’s assets and experience in the formulation and commercialization of pharmaceutical products will facilitate the administration and completion of the AFFIRM Phase 3 clinical trial on a cost-effective basis. However, we do not have any formal commercialization agreements in place with Nostrum currently.

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

In July 2018, we sold our Excellagen product to Olaregen for cash proceeds of $650,000, which has been recognized in the statement of operations as a gain on sale of assets and intellectual property. Under the terms of that arrangement, we transferred all assets and rights to the product retaining the rights to China, the Russian Federation, and the CIS. We are also entitled to royalty payments of 10% of all Olaregen’s worldwide sales of Excellagen, if any, up to an aggregate of $3,350,000. In April 2020, we transferred our residual rights in Excellagen, covering China, the Russian Federation, and the CIS to Shanxi. We no longer have any ownership interest or rights in Excellagen, other than the royalty arrangement with Olaregen.

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

Employees

As of December 31, 2020, we had three full-and part-time employees. Our employees are not represented by a collective bargaining agreement, and we have not experienced any work stoppages as a result of labor disputes.

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

There are uncertainties with respect to the impact of Coronavirus Outbreak on the conduct and operation of our clinical studies for Generx

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

If the interim, top-line or preliminary data that we report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to produce an adequate supply of compounds to meet future requirements for clinical trials and commercialization of our products or to produce our products in accordance with cGMP prescribed by the FDA. Drug manufacturing facilities are subject to inspection before the FDA will issue an approval to market a new drug product, and all of the manufacturers that we intend to use must adhere to the cGMP regulations prescribed by the FDA.

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

We cannot be certain that any future patents will be issued with claims that cover our product candidates. Our ability to stop third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

We need a significant amount of additional capital investment which will be necessary to finance our continued operations, which creates additional risk that financing may not be available to us when needed, or that the terms may not be favorable or may result in additional dilution to our current stockholders.

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

As a result, although we can estimate the amount of future capital requirements, we cannot predict with exact certainty the amount of capital that we will need to raise to finance our continued operations. If we encounter unexpected delays or expenses or setback in our product development efforts, we may be compelled to seek additional financing, which may not be available on terms that are favorable to our investors at that time.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

Our consolidated financial statements for the years ending December 31, 2020, and 2019 were prepared under the assumption that we will continue as a going concern for the next twelve months from the issuance date of these financial statements. Due to our recurring losses from operations from our inception and our limited cash resources, there is a substantial risk that we may not be able to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit opinion that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are currently dependent on the services of a few key employees and need to increase the size of our organization.

As of December 31, 2020, we employed a total of three full-and part-time employees. We will need to expand our managerial, operational, technical, scientific, financial, and other resources to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems, and facilities currently in place may not be adequate to support our future growth, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business. We will need to attract and retain enough talented employees to:

●	manage our clinical trials effectively, including our planned clinical trials of Generx;

●	manage our internal development efforts;

●	establish and manage contract relationships with third parties; and

●	improve our operational, financial and management controls and reporting systems.

Competition for qualified personnel is intense among companies, academic institutions, and other organizations. The pool of qualified personnel with experience working with the pharma market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have. If we are unable to attract and retain key personnel, it may negatively affect our ability to successfully develop, test, commercialize and market our products and product candidates. If we fail to secure sufficient qualified and talented personnel our development efforts may be delayed, become more costly or more susceptible to failure.

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

We plan to file our quarterly reports on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021, September 30, 2021, and our 10-K for 2021 and file any other submission that may be required to become current with our Section 13(a) filing obligations under the Securities Exchange Act of 1934. If remedial measures become required or if material weaknesses or significant deficiencies in our internal controls continue or occur in the future, any of the following may occur:

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

Due to financial hardship, we were unable to secure auditor review or audit of our financial statements and suspended regular reporting of our financial results of operations following our quarterly report for the period ended March 31, 2017. On May 22, 2020, during the period covered by this report, we secured a $1.7 million financing arrangement and have used a portion of those proceeds to complete the financial statements and disclosures in this report. On April 23, 2021, we filed a comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”), with expanded disclosures for the fiscal years ended December 31, 2018, and 2017, and the quarterly periods ended March 31, June 30, and September 30 during 2019, 2018 and 2017. We have subsequently filed quarterly reports for the periods ended March 31, June 30, and September 30, 2020, and the 2020 annual report. The filing of this report will not result in us becoming “current” in our reporting requirements under the Securities Exchange Act of 1934. It is our intention to become current, and we are planning to file reports for the periods beyond December 31, 2020. Once we do become current, we will continue to be precluded from the use of certain abbreviated registration statements and forms, which are predicated on timely filing of all required reports over the prior 12-month period.

Once we become current with our SEC filings, we plan to apply for an up listing of our stock trading from the OTC-PINK to the OTC-QB marketplace and apply to effect a change the Company’s trading symbol to be more reflective of our current company “Gene Biotherapeutics.”

As we have previously reported, it is our intention to become “current” with respect to our SEC financial reporting obligations, and we continue to move forward with our plan.

●	failure to timely file our SEC reports and make our current financial information available, has placed, and will continue to place, downward pressure on our stock price;

●	further delay in the filing of our SEC reports will delay our ability to seek the relisting of our common stock on a national securities exchange, and as a result, may continue to reduce the liquidity of our common stock;

●	we may not be able to recapture lost business or business opportunities; and

●	our access to future debt or equity financing could be impacted.

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

As of March 15, 2022, we had 64,932,888 shares of Common Stock issued and outstanding. In addition, we had 220 shares of Series A Convertible Preferred Stock and 1,700,000 shares of Series B Convertible Preferred Stock outstanding. The Series A Convertible Preferred Stock is currently convertible into an aggregate of 19,469,026 shares of our Common Stock, and each share of Series B Convertible Preferred Stock is convertible into aggregate of 150,442,478 shares of Common Stock. Both our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock have anti-dilution protection in the event that we issue shares of Common Stock or equivalents at a price less than the current $0.0113 conversion price.

Subsequently, during the 2021 calendar year, Nostrum made additional capital contributions to the Company totaling $371,080, which are convertible into 32,838,938 shares of Common Stock. After giving effect for issuance of these of the issuance these shares into Common Stock and the conversion of the Series A and Series B Convertible Preferred Stocks, Nostrum would beneficially own 202,750,442 shares of the Common Stock, representing 75.7% of the Company, and other shares of issued and outstanding Common Stock totals 64,931,888, representing 24.3% of the total outstanding shares of Common Stock, as of March 15, 2022.

In addition, as of December 31, 2021, we had warrants outstanding to purchase 14,799,333 shares of our Common Stock at prices from $0.19 to $0.80 per share. The warrants expire at various times from 2024 to 2027. The conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and the exercise of outstanding warrants would substantially reduce the percentage ownership of holders of our Common Stock. The addition of substantial additional shares of Common Stock in the market could result in excess supply and adversely affect prevailing market prices of our Common Stock.

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

Nostrum’s control of approximately 75.7% of our voting securities gives them control over any action requiring stockholder approval and may discourage some investors from investing.

Nostrum through its ownership of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock controls approximately 75.7% of the voting interests of our company. Nostrum will control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all our assets. In addition, Nostrum will exercise significant control over the management and affairs of our company. This concentration of ownership might harm the market price of our Common Stock if:

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

In 2016 we sold a 15% non-dilutive interest in our Angionetics, Inc. subsidiary to Pineworld Capital Limited. Our management did this because it believed that it could raise capital at a better valuation, and with less dilution to existing stockholders, than if it were to sell shares of Gene Biotherapeutics. Angionetics holds the intellectual property rights for our Generx product candidate. Consequently, Gene Biotherapeutics is only entitled to 85% of the economic return from the commercialization of Generx or any sale of Angionetics. While it is not currently contemplated, if Angionetics were to issue additional equity securities to third party investors, it will dilute the interest of Gene Biotherapeutics, and consequently our stockholders in Angionetics and the Generx product candidate.

The price of our Common Stock may fluctuate substantially and an investment in our Common Stock could decline substantially in value.

The market price for our Common Stock may be subject to greater volatility than other stock as a result of:

●	the limited size of our public float;

●	our stock trading on the over-the-counter market;

●	our dependence on a single or limited number of products candidates;

●	the binary nature of the drug development and approval process; and

●	our current capital structure.

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

We are a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that the market capitalization our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and the market capitalization of our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies can provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information, or risk factors. We have elected to take advantage of certain of the reduced reporting obligations, which may render our common stock less attractive to some investors.

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

On November 29, 2021, R. L. Engler filed suit against us in Superior Court in San Diego County, CA, asserting breach of contract for failure to pay a $307,000 promissory note dated March 18, 2021. We entered into a Payment Agreement and Assignment Agreement with the lender in January 2022, under which we agreed to assign 10% of all funds received by the Company, including proceeds from future equity and debt financing, as payment on the promissory note and the lender agreed not to take any action to collect on the promissory note until December 31, 2023. Our obligations under the promissory note, Payment Agreement and Assignment Agreement are secured by a stipulated judgment for $329,000 being amounts outstanding under the promissory note, plus reimbursement of attorneys’ fees and costs.

On March 3, 2022, The Chris Loughridge Trust dated November 27, 2001, the landlord for the facilities that we lease as our corporate headquarters at 11230 Sorrento Valley Road, Suite #220, San Diego, CA 92121, filed an unlawful detainer action against us in the Superior Court of California, County of San Diego. The action seeks payment of approximately $47,500 of unpaid rent, fees and expenses and to terminate our possession of the premises. The non-payment is principally related to our financial position in 2021, after the period covered by this annual report. We have accrued the unpaid rent in our financial statements for the year ended December 31, 2021. We hope to reach a mutually accepted compromise on the unpaid rent, and a new lease as our finances permit.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC PINK market under the symbol “CRXM.” Any over-the-counter market quotations for our common stock on the OTC PINK market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. However, at the present time, the electronic trading is not currently available.

Holders

As of March 15, 2022 there were approximately 100 stockholders of record of our common stock. Based on information we receive from brokerage firms in connection with proxy solicitations, we believe that there are approximately 5,000 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

In May 2020, we entered into a Preferred Stock Purchase Agreement with Nostrum”, selling Nostrum 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1,700,000. Each share of Series B Convertible Preferred Stock is convertible into shares of Common Stock at a conversion ratio of 0.0113. Consequently the 1,700,000 shares are convertible into an aggregate of 150,442,478 shares of Common Stock. See page 6 of this report for more information about such transaction.

Repurchases of Equity Securities

We did not repurchase any of our outstanding equity securities the years ended December 31, 2020.

Equity Compensation Plan Information

We do not currently have an equity incentive plan. Our prior 2005 Equity Incentive Plan expired on October 20, 2015, ten years after its adoption. All options or other awards issued under the 2005 Equity Incentive plan prior to its expiration remain outstanding in accordance with their terms.

There were no warrants issued to our directors, executive officers, and employees in 2020. As of December 31, 2020, there were 12,111,333 issued and outstanding warrants to purchase shares of the Company’s Common Stock at exercise prices of $0.19 and $0.80 per share which were granted with ten-year terms. Certain of the warrants were issued with anti-dilution protection, now expired, which increased the number of common shares in which the warrants were exercisable but did not change the exercise price. As of December 31, 2020, after considering anti-dilution adjustments, there are warrants outstanding to purchase an aggregate of 12,111,333 shares of Common Stock which are held by current and former directors, executive officers, and employees.

The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of December 31, 2020.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders	12,111,333	$0.62	—
Total	12,111,333	$0.62	—

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the year ended December 31, 2020. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Statements in the following discussion that are not historical in nature are forward looking statements, and inherently subject to risk. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary from our historical operations and from our current expectations of future results.

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

We operated throughout the period covered by this report, with severely limited financial resources. During 2015 and 2016, prior to the period covered in this report, we took significant actions to reduce our operating expenses, including headcount reductions, downsizing offices, and suspending some operations while we sought capital to continue our business operations. In 2016 we contributed our assets related to our Generx product candidate into our Angionetics, Inc. subsidiary. We then sold a 15% non-dilutive preferred equity ownership interest in Angionetics, Inc. to Huapont in exchange for $3.0 million.

Our current business is focused exclusively on the development of Generx, a gene therapy product candidate targeted for men and women with advanced ischemic heart disease and refractory angina. We have received FDA clearance and FAST Track designation covering our conduct of the AFFIRM Phase 3 clinical trial. We do not currently have any other products or other product candidates under clinical study and have not generated any revenues from operations for the year ended December 31, 2020. Our operations currently comprise one segment for financial reporting purposes.

Significant Developments

●	On April 10, 2020, we entered into the Ratification Agreement with Shanxi. In connection with the Ratification Agreement, we terminated all prior agreements with Shanxi and cancelled a prepaid $600,000 common stock subscription and entered into a mutual release of claims.

●	On April 10, 2020, our Angionetics, Inc. subsidiary entered into the Shanxi License Agreement, granting Shanxi certain license rights with respect to our Generx product candidate. The distribution and license rights commence only after we obtain U.S. FDA approval for marketing and sale of Generx in the United States. The license rights include (a) a non-exclusive right to manufacture Generx products in China, and (b) an exclusive right to market and sell Generx products in Singapore, Macau, Hong Kong, Taiwan, any other municipality other than mainland China where Chinese (Mandarin or Cantonese) is the common language, the Russian Federation, and the CIS (i.e., Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, and Uzbekistan). The Shanxi License Agreement provided for payment of $600,000 upfront, which was paid by application of the prepaid equity subscription, and a royalty ranging from 5% up to 10% based on the level of annual net sales of the Generx product sold by Shanxi in the licensed territory.

●	On April 10, 2020, our Activation Therapeutics, Inc. subsidiary entered into the Shanxi Assignment Agreement pursuant to which we transferred all of our license rights to manufacture, use, market and sell Excellagen to Shanxi. We also assigned to Shanxi a Chinese patent that we received on Excellagen. As a result, we no longer have an interest in Excellagen, other than the right to the royalty payments from Olaregen.

●	In May 2020, we entered into a Preferred Stock Purchase Agreement with Nostrum, selling Nostrum 1,700,000 shares of our newly authorized Series B Convertible Preferred Stock in exchange for $1,700,000. We will use the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting a Phase 3 clinical trial in the U.S. for our Generx product candidate. We believe that Nostrum’s assets and experience in the formulation and commercialization of pharmaceutical products will facilitate the administration and completion of the Phase 3 clinical trial for Generx on a cost-effective basis.

●	The Series B Convertible Preferred Stock financing resulted in a reset of the conversion price of our outstanding Series A Convertible Preferred Stock, such that each Series A Convertible Preferred Stock is convertible into Common Stock at a conversion rate of 88,496. In a separate but concurrent transaction, when Nostrum acquired the 1,700,000 shares of Series B Convertible Preferred Stock, it also acquired 220 shares of Series A Convertible Preferred Stock from a previous investor, Sabby Healthcare Master Fund (“Sabby”), which is convertible into 19,469,026 shares of Common Stock.

●	Since May 20, 2020, through April 30, 2021, Sabby Healthcare Master Fund fully converted its 570 shares of Series A Convertible Preferred Stock, into 50,442,491 shares of our Common Stock that has increased our outstanding Common Stock to 64,931,888 shares as of December 31, 2021.

●	During 2020, we entered into additional settlement agreements with third party vendors resulting in additional gains on vendor payables of $68,032 on our accounts payable.

In March 2021, during the period not covered by this report, the Company entered into an agreement with FUJIFILM Diosynth Biotechnologies (“FDB”) to manufacture the Generx [Ad5FGF-4] angiogenic gene therapy product candidate for Phase 3 clinical evaluation for the treatment of refractory angina due to late-stage coronary artery disease. Manufacturing operations will be conducted at FDB’s facilities in College Station, Texas where FDB will perform technology transfer and process development activities for Phase 3 clinical and commercial-scale GMP manufacturing of Generx. The required funding for the Fuji agreement is approximately $3.8 million. At present, we do not have the requisite financial resources to initiate FDB’s manufacturing of Generx [Ad5FGF-4] necessary to the conduct of the planned FDA-cleared Phase 3 clinical study. We are currently evaluating alternative financing arrangements, but there are no agreements in place for such financing at this time. As a result, we are unable to provide a start date for the initiation of the planned FDA-cleared Phase 3 AFFIRM clinical study.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. These estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, and our recognition and disclosure of contingent assets and liabilities.

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

The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination base on the technical merits of the position. For the year ended December 31, 2020, the Company had no material unrecognized tax benefits, and based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2020 and 2019, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes in unrecognized tax benefits within the next twelve months.

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

Results of Operations

Fiscal 2020 Compared to Fiscal 2019

The following tables sets forth our results of operations for the years ended December 31, 2020 and 2019, and the relative dollar and percentage change between the two years.

	Year Ended December 31,		Change (2020 to 2019)
	2020	2019	($)%
Operating Expenses:
Research and development	$217,582	$243,453	(25,871)	(10.6)%
Selling, general and administrative	1,044,600	593,549	451,051	75.9%
Income (Loss) from Operations	(1,262,182)	(837,002)	(425,180)	(50.8)%

Other Income (Expense):
Gain on sale of assets and technology	600,000		600,000	100%
Gain on forgiveness of account payables	68,032	1,659,917	(1,591,885)	(95.9)%
Interest Expense	(57,400)	(43,787)	(13,613)	10.8%
Total Other Income (Expense)	610,632	1,616,130	(1,005,498)	(62.2)%
Net Income (Loss)	$(651,550)	$779,128	(1,430,678)	(183.6)%
Net (Loss) attributable to the non-controlling interest	$(133,653)	$(87,547)	(46,106)	(52.7)%
Net Income (Loss) attributable to the controlling interest	$(517,897)	$866,675	(1,384,572)	(159.8)%

Research and development costs decreased in 2020 compared to 2019 by $25,871 or 10.6 % due to the lack of specific R&D activity. Selling, general and administrative expenses increased in 2020 by $451,051 or 75.9% compared to 2019. This was due to increased professional expenses paid to accounting and legal firms to become compliant with our SEC filings, costs incurred in connection with the Nostrum financing and other various working capital costs such as compensation, rent, IT costs, etc.

During the year ended December 31, 2020, the Company recognized a gain of $600,000 from the transfer to Shanxi of all of its licensing and patent rights to manufacture, use and market Excellagen in China. In connection with this transaction the Company terminated all prior agreements with Shanxi related to its prepaid $600,000 common stock subscription and entered into a mutual release of claims.

Other Income (Expenses) for the year ended December 31, 2020, included a gain on debt forgiveness from accounts payables of $68,032. The debt forgiveness is the result of settlement agreements reached with certain vendors as part of the pre-financing restructuring efforts of the Company.

Liquidity and Capital Resources

The following table summarizes our liquidity and working capital position on December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Cash	$386,027	$400
Other Current Assets	24,611	32,395
Accounts Payable	745,569	967,126
Other Current Liabilities	4,281727	3,795,863
Working Capital (Deficiency)	$(4,616,658)	$(4,730,194)

Following the period covered by this report:

●	We entered into several agreements with employees, former employees, and vendors to restructure claims reducing the amount of our accounts payable and our other current liabilities and/or extending the payment terms until after commercialization and Generx products sales commence.

●	In May 2020 we secured $1,700,000 financing from the sale of our newly authorized Series B Convertible Preferred Stock to Nostrum. We will use the proceeds from the sale of the Series B Convertible Preferred Stock to fund working capital requirements in preparation for conducting a Phase 3 clinical trial in the U.S. for our Generx product candidate.

The following table summarizes our cash flows from (used in) operating, investing, and financing activities for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Net cash generated from (used in) operating activities	$(1,133,005)	$(137,162)
Net cash generated from investing activities	(3,433)
Net cash generated from (used in) financing activities	1,522,065	55,447
Net increase (decrease) in cash and cash equivalents	$(385,627)	$(81,715)

The Company has not generated cash from operating activities. We did not generate revenue in any of the years covered by this report, and generally record operating losses in each of the years.

Differences in net cash provided by financing activities in 2020 compared to cash from financing activities in 2019 is primarily due to Nostrum providing $1,700,000 in exchange for Series B preferred stock.

We anticipate that negative cash flows from operations will continue for the foreseeable future. We do not have any unused credit facilities. Our cash position, even after the Series B Convertible Preferred Stock financing with Nostrum, will not be sufficient to sustain our operations. We intend to secure additional working capital to support our continued operations through sales of additional equity and debt securities. As long as any shares of our Series A Preferred Stock are outstanding, we have agreed that we will not, without the consent of the holders of two-thirds of the Series A Convertible Preferred Stock, incur indebtedness other than specified “Permitted Indebtedness”, or incur any liens other than specified “Permitted Liens”.

Our principal business objective is to advance our Generx product candidate through the AFFIRM Phase 3 clinical trial and to begin commercialization of Generx in the United States. We expect that support from Nostrum will decrease the overall costs of the trial, but we estimate that we will still need approximately $20.0 million to $25.0 million in additional capital to complete manufacturing of Generx clinical supplies for the conduct of the planned Phase 3 AFFIRM clinical study, and administrative and operating expenses that include the costs associated with Gene Biotherapeutics remaining a public company. We plan to secure that capital through the sale of additional equity or debt securities or through other transactions that could include strategic partnering and distribution agreements. There are no agreements or arrangement for any additional financing in place at this time.

Our history of recurring losses and uncertainties as to whether our operations will become profitable raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any significant off-balance sheet debt, nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Gene Biotherapeutics Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Gene Biotherapeutics Inc and subsidiaries (the Company) as of December 31, 2020, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the 2020 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2019, were audited by other auditors whose report dated April 23, 2021, on those statements included an explanatory paragraph that described substantial doubt about the Company’s ability to continue as a going concern discussed in Note 1 to the financial statements.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Ram Associates

We have served as the Company’s auditor since 2021
(PCAOB ID NO: 5814)

Hamilton, NJ

March 30, 2022

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current assets:
Cash	$386,027	$400
Prepaid expenses and other assets	24,610	32,395
Total current assets	410,637	32,795
Property and equipment, net	4,253	2640
Right of use asset	145,018	-
Other long—term assets	7,074	-
Total assets	$566,982	$35,435
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$745,569	$967,126
Accrued liabilities	3,129,148	2,796,689
Current portion – operating lease liability	68,451	-
Advances from officer	520,900	725,425
Notes payable-Current	563,228	273,749
Total current liabilities	5,027,296	4,762,989
Operating lease liability – net of current portion	81,679	-
Notes payable-Long term	26,211	122,209
Total liabilities	5,135,186	4,885,198
Commitments and contingencies – Note 6	—	—
Stockholders’ deficit:
Series A Convertible Preferred stock, $0.0001 par value; 40,000,000 shares authorized; issued and outstanding 498 on December 31, 2020, 790 on December 31, 2019, with liquidation preferences of $498,000 and 790,000.	-	—
Series B Preferred stock, $0.0001 par Value; 1,700,000 shares authorized; issued and outstanding 1,700,000 December 31, 2020 and $nil at December 31, 2019.	170	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 40,330,117 on December 31, 2020 and 14,489,399 on December 31, 2019	4,033	1,449
Common stock issuable	-	600,000
Additional paid-in capital	115,550,936	114,020,581
Accumulated deficit	(119,430,187)	(118,912,290)
Total controlling interest	(3,875,048)	(4,290,260)
Non-controlling interest	(693,156)	(559,503)
Total stockholders’ deficit	(4,568,204)	(4,849,763)
Total liabilities and stockholders’ deficit	$566,982	$35,435

The accompanying notes are an integral part of these consolidated financial statements.

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Operating expenses
Research and development	$217,582	$243,453
Selling, general and administrative	1,044,600	593,549
Total operating expenses	1,262,182	837,002

Income (loss) from operations	(1,262,182)	(837,002)
Other Income (expenses):
Gain on sale of assets and technology	600,000	-
Gain on forgiveness of accounts payable	68,032	1,659,917
Interest expense	(57,400)	(43,787)
Total other Income (expenses)	610,632	1,616,130)
Net Income (loss)	(651,550)	779,128
Net Income (loss) attributable to the non-controlling interest	(133,653)	(87,547)
Net Income (Loss) attributable to the controlling interest	$(517,897)	$866,675
Net Income (Loss) per share—basic and diluted	$(0.02)	$0.05
Weighted average number of common shares outstanding – basic and diluted	24,116,244	14,485,604

The accompanying notes are an integral part of these consolidated financial statements.

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock			Common Stock	Additional Paid-In-	Controlling Interest	Non-Controlling Interest	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Issuable	Capital	Deficit	Deficit	Total
Balance—December 31, 2019	14,489,399	$1,449	790	$-	-	$		$600,000	$114,020,581	$(118,912,290)	$(559,503)	$(4,849,763)
Issuance of common stock on conversion of preferred stock	25,840,718	2,584	(292)									2,584
Issuance of Preferred Stock					1,700,000		170		1,530,355			1,530,525
Cancellation of Pending Issuance								(600,000)				(600,000)
Non-controlling interest net income											(133,653)	(133,653)
Controlling Interest Net income										(517,897)		(517,897)
Balance—December 31, 2020	40,330,117	$4,033	498	$-	1,700,000		$170	$-	$115,550,936	$(119,430,187)	$(693,156)	$(4,568,204)

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock	Additional Paid-In-	Controlling Interest	Non-Controlling Interest	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit	Total
Balance—December 31, 2018	14,433,843	$1,444	800	$-	-	$-	$600,000	$114,020,586	$(119,778,965)	$(471,956)	$(5,628,890)
Issuance of common stock on conversion of preferred stock	55,556	5	(10)					(5)
Issuance of Preferred Stock
Non-controlling interest net income										(87,547)	(87,547)
Controlling Interest Net income									866,675		866,675
Balance—December 31, 2019	14,489,399	$1,449	790	$-	-	$-	$600,000	$114,020,581	$(118,912,290)	$(559,503)	$(4,849,763)

The accompanying notes are an integral part of these consolidated financial statements

GENE BIOTHERAPEUTICS INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

December 31,2020

	Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net Income (loss)	$(651,550)	$779,128
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,817	58,175
Deferred rent amortization	5,112	(10,265)
Gain on forgiveness of accounts payable	(68,032)	(1,659,917)
Gain on sale of assets and technology	(600,000)
Changes in operating assets and liabilities
Prepaid expenses and other assets	7,784	,(25,971)
Deposits		12,541
Other long term assets	(7074)
Accounts payable	(153,521)	769,092
Accrued liabilities	332,459	(59,945)
Net cash from (used in) operating activities	(1,133,005)	(137,162)
Cash Flows from Investing Activities
Purchase of fixed assets	(3433)	-
Net cash provided from investing activities	(3433)	-
Cash Flows from Financing Activities
Proceeds (Payments) from officer’s loan	(204,525)	(99,762)
Proceeds on issuance of notes payable	193,481	155,209
Proceeds from preferred stock issuable	1700,000	-
Cost on issuance of preferred shares	(166,891)	-
Net cash provided by financing activities	1,522,065	55,447
Net increase (decrease) in cash and cash equivalent	385,627	(81,715)
Cash and cash equivalents at beginning of year	400	82,115
Cash and cash equivalents at end of year	$386,027	$400
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,419	$8,716
Cash paid for income taxes	$—	$—
Supplemental noncash investing activities:
Transfer of assets and technology in exchange for cancellation of Pending issuance of common stock	$600,000	$-

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

The Company’s current business is focused exclusively on the development of Generx, a gene therapy product candidate targeted at men and women with advanced ischemic heart disease and refractory angina, through its equity-based investment Angionetics which is an 85% owned subsidiary. The Company has received FDA approval and FAST Track Status for a Phase 3 clinical trial. The Company does not currently have any other products or other product candidates and has not generated any revenues from operations for the twelve -month period ended December 31, 2020.

Liquidity and Going Concern

As of December31, 2020, the Company had $386,027 in cash and cash equivalents. The Company’s working capital deficit at December 31, 2020 was $4,616,658 and the Company has incurred recurring losses and has an accumulated deficit of $119,430,187. During the twelve-month period ended December 31, 2020, the Company used approximately $1,133,005 of cash in our operating activities.

The Company’s primary source of capital has been from proceeds from sales of its equity securities, shareholder and executive loans and the sale of its non-core products, as the strategy has focused on the development of Generx.

The Company anticipates that negative cash flows from operations will continue for the foreseeable future. The Company’s history of recurring losses and uncertainties as to whether operations will become profitable raises substantial doubt about its ability to continue as a going concern. We have yet to generate positive cash flows from operations and we are essentially dependent on external funding sources to support the Company’s research, development and commercialization activities. We do not have any unused credit facilities. We intend to pursue sources of working capital from non-dilutive funding channels to support the Company’s operations that could include, but not be limited to, (1) up to $3.350 million from potential royalties from commercial sales of Excellagen® from certain geographic regions, including the United States; (2) Federal government sponsored research grants; (3) agreements and arrangements covering distributor and strategic partnerships and drug royalty agreements based on the commercial sale of Generx following the successful completion of the planned FDA-cleared, Phase 3 AFFIRM clinical study and FDA registration in the U.S., and additional registrations to market and sell Generx in other countries internationally. In addition, at the appropriate time, with favorable market conditions, and an appropriate enterprise value reflective of the Company’s clinical status and the Generx [Ad5FGF-4] economic potential, we could also consider the sale of equity and debt securities in a variety privately negotiated structured transactions or public capital market offerings.

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

For example, significant estimates and critical accounting policies involve valuing warrants using option pricing models and determination of the valuation allowance for deferred tax assets.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2020, the Company had no cash and cash equivalent balances in excess of the federally insured limit of $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income(loss) in the years in which those temporary differences are expected to be recovered or settled. Due to the Company’s history of losses, a full valuation allowance was recognized against the deferred tax assets as of December 31,2020 and December 31,2019. The Company expects that while its product is being developed it will continue to experience annual operating losses for both GAAP financial statements and income tax purposes.

The Company’s policy is to recognize interest and penalties related to income tax matters and income tax expense. Since the Company has experienced historical and ongoing losses, for the twelve-month period ended December 31, 2020 and December 31,2019, the Company has not recorded any interest or penalties related to income tax matters.

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

Under the provision of ASC 740-10, the Company recognizes the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination based on the technical merits of the position. For the year ended December 31, 2020, the Company had no material unrecognized tax benefits based on tax positions.

As of the tax years ending December 31, 2020 and 2019 the Company had net operating loss carryforwards for federal income tax purposes of approximately $92.066 million for 2020 and $91.4 million for 2019 and net operating loss carryforwards for state income tax purposes of approximately $53.16 million for 2020 and $52.5 million for 2019. The pre- 2018 net operating losses begin to expire in 2023 for federal income purposes and in 2028 for state income tax purposes. The December 31,2020 federal net operating loss carryover includes approximately $910.0 thousand of net operating losses generated in 2018 and later. Federal net operating losses generated from 2018 onwards carryover indefinitely and may generally be used to offset up to 80% of future taxable income. The Company also has R&D tax credits available for federal and state purposes of $1.8 million and $1.9 million, respectively. The federal R&D credits will begin to expire December 31, 2035. However as discussed below pursuant to Internal Revenue Code Section 382 the future utilization of the federal and state net operating loss carry forwards and pursuant to Internal Revenue Code Section 383 the utilization of the R&D tax credits carryforwards is very limited and will not be fully utilized.

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

As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $14.5 million, which was fully offset by valuation allowance. Upon further analysis of certain aspects of the Act and refinement of our calculations during the 12 months ended December 31, 2018, the Company determined that no adjustment was necessary to our provisional amount. As of December 31, 2020, the Company performed an analysis and remeasured certain deferred tax assets and liabilities based on the application of IRC Section 382 which limits the utilization of net operating loss carryforwards as a result of a change in equity ownership. An adjustment of $19.1 million, and $3.6 million was recorded for Federal and California purposes which was fully offset by the valuation allowance.

The Company’s net deferred tax asset consisted of the following on December 31, 2020 and 2019:

	2020	2019

Deferred tax asset
Net operating loss carryforwards	$5,463,220	$28,067,400
Deferred compensation	1,165,300	1,165,300
Depreciation and amortization	223,800	269,300
Research and development credits	-	3,451,300
Accrued expenses	895,000	830,200
Impairment loss	513,400	513,400
Other	237,800	216,800
Total deferred tax assets	8,498,520	34,513,400
Less: Valuation allowance	(8,498,520)	(34,513,400)
Net deferred tax asset	$-	$-

The income tax provision (benefit) from income taxes consists of the following on December 31, 2020 and 2019:

	2020	2019

Federal
Current	$-	$-
Deferred	19,266,553	151,422
State
Current	-	-
Deferred	3,687,827	44,271
Total	22,954,380	195,693
Change in valuation allowance	(22,954,380)	(195,693)
Income tax provision (benefit)	$-	$-

As a result of our loss from operations, significant operating loss carry forwards and the corresponding valuation allowance, no income tax benefit was recorded on December 31, 2020 and 2019. The provision for income taxes using the statutory federal tax rate as compared to our effective tax rate is summarized as follows:

	2020	2019

Federal income tax rate	21%	21%
State income tax rate, net of federal benefit	8.87%	6.3%
Income tax return to tax provision adjustment	0%	0%
Impact of U.S. 2017 tax act	0%	0%
Other permanent differences	5.49%	(2.1)%
Net operating loss expiration	0%	0%
Tax credits	%	(2.6)%
Total Tax Rate	35.2%	22.6%
Change in valuation allowance	(35.2)%	(22.6)%

Pursuant to the Internal Revenue Code (“IRC”) of 1986, as amended, specifically IRC Section 382 and 383, the Company’s ability to use net operating loss and R&D tax credit carryforwards (“tax attribute carries forwards”) to offset future taxable income is limited if it experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company had an ownership change on May 22, 2020 as result of the Nostrum investment. The ownership change will also impact the Company’s utilization of its California net operating loss carry forwards and R&D Credits to the extent that California has provisions similar to the federal limitations on NOL utilization. Accordingly for periods subsequent to May 22, 2020, the annual utilization of the net operating losses that are carried forward are expected to be limited. Further, the Company’s deferred tax assets associated with such tax attributes are expected to be significantly reduced upon realization of the ownership change within the meaning of IRC 382. The Company expects to have operating losses and federal and state tax losses for the full year December 31, 2020 and for future years as it proceeds with its clinical studies and the development of its products. Accordingly, the Company has reduced the projected tax benefits of its Federal and California net operating loss carryforwards by $19.1 million and $3.6 million respectively. Similarly due to the impact of IRC Section 383 and the uncertainty of the utilization of R&D credits, the Company has reduced the tax benefits of R&D tax credits by $3.4 million.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were included in the calculation of loss per common share for the twelve-month period ending December 31, 2020 and were not included in the calculation of income per common share for the twelve-month period ending December 31, 2019.

As of December 31, 2020, there were potentially dilutive securities issued and outstanding which consisted of shares of convertible Series A preferred stock convertible into shares of the Company’s common stock and 1,700,000 shares of convertible Series B preferred stock convertible into 150,442,478 shares of the Company’s common stock and potentially dilutive securities consisted of outstanding stock options and warrants to acquire 14,811,333 shares of the Company’s common stock. The shares of Series A preferred stock includes both the shares owned by Sabby Healthcare Master Volatility Fund and the 220 shares owned by Nostrum Pharmaceuticals, LLC.

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

Advertising expenses

We expense advertising as incurred. Advertising expense for the years ended December 31, 2020 and 2019 were $ Nil.

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

Note 3—Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2020	2019
Computer and telecommunication equipment	$16,331	$12,902
Office equipment	5,871	5,871
Office furniture and equipment	7,396	7,396
Leasehold improvements	177,436	177,436
	207,034	203,605
Accumulated depreciation and amortization	(202,781)	(200,965)
Property and equipment, net	$4,253	$2,640

Depreciation and amortization of property and equipment for twelve-month period ended December 31, 2020, and 2019 totaled $1,816 and $58,175, respectively.

Note 4—Accrued Liabilities

Accrued Liabilities consisted of the following:

	December 31,	December 31,
	2020	2019
Payroll and benefits	$3,114,033	$2,657,717
Other	15,115	138,972
Total	$3,129,148	$2,796,689

Note 5—Advances from Related Party-Officer

As of December 31, 2020, and December 31, 2019, $520,900 and $725,425, respectively, of cash was advanced by the Company’s Chief Executive Officer. These advances are non-interest bearing with no fixed terms of repayment. During the period ended December 31, 2020, the Company repaid $204,525. Effective beginning in June, 2020, the Company is repaying the loan in equal monthly instalment of $20,000. Due to the Company’s financial hardship, these payments were discontinued beginning in June, 2021.

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

The lease agreement includes options to extend the lease. Based on management’s judgement the Company will review its leasing alternatives on a periodic basis. The ASU does not apply to leases with a term of 12 months or less. The Company recognizes lease expenses on a straight-line basis over the lease term. The Company adopted the new ASU as of January 1, 2020. Rent expense under the new ASU for the year ended December 31,2020 was $ 24,484.

Supplemental balance sheet information related to leases was as follows:

Period Ended
December 31, 2020
Operating Leases:
Operating lease ROU assets	$145,018

Current operating lease liabilities, included in current liabilities	68,451
Noncurrent operating lease liabilities, included in long-term liabilities	81,679
Total operating lease liabilities	$150,130

Supplemental cash flow and other information related to leases was as follows:

Period Ended
December 31, 2020

ROU assets obtained in exchange for lease liabilities:	$145,018
Operating leases

Weighted average remaining lease term (in years):	2.0
Operating leases
Weighted average discount rate:
Operating leases	5.25%

Total future minimum payments required under the lease obligations as of September 30, 2020 are as follows:

Period Ending December 31, 2020
2021	$74,346
2022	83,670
Total lease payments	158,016
Less: amounts representing interest	(7,866)
Total lease obligations	$150,130

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

Liability Restructuring

As of December 3, 2020, we had an outstanding balance in accrued but unpaid salaries and benefits for current and former employees totaling $3,114,033. In January 2020, all affected current and former employees agreed to defer their compensation, less applicable tax withholdings, upon the earliest to occur of (a) the FDA’s approval of Generx for marketing and sale in the U.S.; (b) the EMA approval of Generx for marketing and sale in the European Union and the United Kingdom; (c) the sale of Generx to an independent third party for an aggregate value equal to or greater than $35,000,000; (d) our entry into a strategic partnership that would facilitate a capital contribution equal to or greater than $35,000,000 for the purpose of supporting the clinical and commercial development of Generx; (e) our successful completion of a public or private equity offering for the issuance of its common stock equal to $35,000,000; or (f) at such other time, as our board of directors determines that we have the financial ability to make such payments without jeopardizing our ability to operate as a going concern.

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

On November 29, 2021, R. L. Engler filed suit against us in Superior Court in San Diego County, CA, asserting breach of contract for failure to pay a $307,000 promissory note dated March 18, 2021. We entered into a Payment Agreement and Assignment Agreement with the lender in January, 2022, under which we agreed to assign 10% of all funds received by the Company, including proceeds from future equity and debt financing, as payment on the promissory note and the lender agreed not to take any action to collect on the promissory note until December 31, 2023. Our obligations under the promissory note, Payment Agreement and Assignment Agreement are secured by a stipulated judgment for $329,000 being amounts outstanding under the promissory note, plus reimbursement of attorneys’ fees and costs.

On March 3, 2022, The Chris Loughridge Trust dated November 27, 2001, the landlord for the facilities that we lease as our corporate headquarters at 11230 Sorrento Valley Road, Suite #220, San Diego, CA 92121, filed an unlawful detainer action against us in the Superior Court of California, County of San Diego. The action seeks payment of approximately $47,500 of unpaid rent, fees and expenses and to terminate our possession of the premises. The non-payment is principally related to our financial position in 2021, after the period covered by this annual report. We have accrued the unpaid rent in our financial statements for the year ended December 31, 2021. We hope to reach a mutually accepted compromise on the unpaid rent, and a new lease as our finances permit.

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

Series A Preferred Stock

Purchase Agreement with Sabby Healthcare Volatility Master Fund, Ltd.

On April 4, 2013, the Company entered into a securities purchase agreement with Sabby Healthcare Volatility Master Fund, Ltd. (“Sabby”) to purchase up to 4,012 shares of our newly authorized Series A Convertible Preferred Stock (the “Preferred Stock”) for maximum proceeds of $4.0 million. The Preferred Stock was convertible into shares of our common stock at an initial conversion price of $0.6437 per share. The conversion price is subject to downward adjustment if the Company issues common stock or common stock equivalents at a price less than the then effective conversion price. Following the issuance of our Series B Preferred Stock, the current conversion price of the Series A Preferred stock adjusted to $0.0113 per share of Common Stock. Sabby is limited to hold no more than 9.99% of Gene Biotherapeutics’ issued and outstanding common stock at any time. As long as the Series A Preferred Stock is outstanding, the Company has also agreed not to incur specified indebtedness without the consent of the holders of the Preferred Stock. These factors may restrict our ability to raise capital through equity or debt offerings in the future.

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

Bylaws Amendment

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

There were no stock options or warrants under the Equity Incentive plan and no stock options or warrants issued outside of the plan to employees and consultants during the twelve-month period ended December 31, 2020. Similarly, there were no options or warrants exercised during the twelve-month period ended December 31, 2020. The total number of options and warrants outstanding and exercisable were 14,811,333 as of December 31, 2020 with a weighted average exercise price of $0.62 per share, and a weighted average remaining life of 3.67

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
Granted
Exercised
Cancelled (unvested)
Expired (vested)
Exercised Balance exercisable, December 31, 2020	12,111,333	$0.62	3.67

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

The following table summarizes warrants that are outstanding during the years ended December 31, 2020 and 2019:

Grant Date	Quantity Issued	Expected Life (Years)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Grant Date Fair Value Per Warrant	Aggregate Fair Value
04/23/2018	1,000,000	10.0	$0.25	126.00%	0%	2.47%	$0.08	$80,000
11/14/2017	700,000	10.0	$0.25	116.47%	0%	2.33%	$0.11	79,222
10/09/2017	1,000,000	10.0	$0.25	115.00%	0%	2.47%	$0.16	150,000

Nostrum Financing

On May 22, 2020, the Company entered into a Preferred Stock Purchase Agreement (“the Agreement”) with Nostrum Pharmaceuticals, LLC, a Delaware limited liability company (“Nostrum”) pursuant to which the Company sold Nostrum 1,700,000 shares of newly designated Series B Preferred Stock, for a total cash consideration of $1.7 million. Legal costs associated with the Nostrum investment were $166,891. Nostrum is the parent of Nostrum Laboratories, Inc., a privately held pharmaceutical company engaged in the formulation and commercialization of specialty pharmaceutical products and controlled release, orally administered branded and generic drug products. Series B Preferred Stock is convertible into shares of our common stock at an initial conversion ratio of $.0113 shares of Series B Preferred Stock for each share of common stock or 150,442,478 shares of the Company’s common stock.

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

Retirement of Members of the Board of Directors

On May 22, 2020, Andrew Leitch, John Wallace, Jiayue Zhang and Wei-Wei Zhang resigned as members of the Company’s Board of Directors. The resignations were required under the terms of the Series B Preferred Stock Purchase Agreement. On May 22, 2020, at the request of Nostrum, James Grainer and Kaushik K. Vyas were appointed to the Company’s Board of Directors and James L. Grainer was appointed to serve as Chairman of the Board. Subsequently, on July 28, 2021, Murray H. Hutchison, age 82, retired from the Company’s Board of Directors, after 16 years of continuous service. The decision was not the result any disagreement with the Company.

Note 11—Subsequent Events

Fuji Film

In March 2021, the Company entered into an agreement with FUJIFILM Diosynth Biotechnologies (“FDB”) to manufacture the Generx [Ad5FGF-4] angiogenic gene therapy product candidate for Phase 3 clinical evaluation for the treatment of refractory angina due to late-stage coronary artery disease. Manufacturing operations will be conducted at FDB’s facilities in College Station, Texas where FDB will perform technology transfer and process development activities for Phase 3 clinical and commercial-scale GMP manufacturing of Generx. The required funding for the Fuji agreement is approximately $3.8 million. At present, we do not have the requisite financial resources to initiate FDB’s manufacturing of Generx [Ad5FGF-4] necessary to the conduct of the planned FDA-cleared Phase 3 clinical study. We are currently evaluating alternative financing arrangements, but there are no agreements in place for such financing at this time. As a result, we are unable to provide a start date for the initiation of the planned FDA-cleared Phase 3 AFFIRM clinical study.

Series A Preferred Stock Purchase Agreement Between Nostrum and Sabby

Subsequent to the May 2020 agreement between Nostrum and Sabby, as of April 28, 2021, Sabby converted all of its remaining 570 shares of Series A Convertible Preferred Stock into 50,442,489 shares of Common and no further shares of the Series A Convertible Preferred Stock were purchased by Nostrum. As a result, Nostrum did not acquire any further shares of the Series A Convertible Preferred beyond their initial 220 share acquisition.

Nostrum Additional Investment Funding

Subsequent to the current period covering between the period May 31, 2021, through December 31, 2021, Nostrum provided an additional $371,080 in equity capital, covering the pending issuance of 32,838,938 shares of our Common Stock, to support the operations of the Company as we execute on our current business plan and seek alternative sources of financing, to fund the Company’s research, development and commercialization activities for our lead product Generx [Ad5FGF-4]. For its equity investment, the Company will issue Nostrum additional shares of the Series A preferred stock. In addition to its equity investments Nostrum has provided the Company with various services including, financial management, legal, scientific, information technology for which Nostrum has not received any compensation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 2, 2021, the Audit Committee dismissed Marcum LLP as our independent registered public accounting firm. Marcum LLP had served as our independent registered public accounting firm since 2012. Marcum LLP’s most recent reports on our consolidated financial statements for the years ended December 31, 2019, 2018 and 2017 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the reports were qualified on the basis of the substantial doubt about the Company’s ability to continue as a going concern.

During our two most recent fiscal years ended December 31, 2020 and 2019 and the subsequent interim period through August 2, 2021, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) between us and Marcum LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum LLP, would have caused Marcum LLP to make reference thereto in its reports on our consolidated financial statements for such years.

During the two most recent fiscal years ended December 31, 2020 and 2019 and through the subsequent interim period preceding Marcum LLP’s dismissal, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses in our internal control over financial reporting as of December 31, 2019 previously reported in the annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2021. The material weaknesses related to the lack of a sufficient number of personnel with an appropriate level of knowledge and experience in the application of GAAP commensurate with our financial reporting requirements at the time; the lack of a sufficient complement of personnel to permit the segregation of duties among personnel with access to accounting and information systems; and our failure to maintain appropriate tax work papers to properly support amounts disclosed in the financial statements.

On August 2, 2021, the Audit Committee approved the appointment of RAM Associates, LLP (“RAM Associates”) as our new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal years ending December 31, 2021 and 2020. RAM Associates has served as the auditor for Nostrum Laboratories, Inc. and its affiliates, which are subsidiaries of Nostrum Pharmaceuticals LLC, our largest shareholder, since 2008.

During the fiscal years ended December 31, 2020 and 2019, and during the subsequent interim period through August 2, 2021, neither we, nor anyone on our behalf, consulted RAM Associates regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our consolidated financial statements, and no written report or oral advice was provided to us by RAM Associates that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On August 8, 2021, Marcum reported that they had read the statements made by Gene Biotherapeutics, Inc. under Item 4.01 of its Form 8- K, dated August 6, 2021, and that they agree with the statements concerning our Firm in such Form 8-K; we are not in a position to agree or disagree with other statements of Gene Biotherapeutics.one.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain certain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we submit or file with the SEC under the Securities Exchange Act of 1934 is (1) recorded, processed summarized and reported within the time periods specified in the SEC rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding required disclosure. Based on an evaluation conducted under the supervision of our management, including our principal executive officer and principal financial officer, we determined that our disclosure controls and procedures were not effective for their stated purposes on December 31, 2020, because of a material weakness in our internal control over financial reporting as discussed below.

Internal Controls Over Financial Reporting

We maintain internal controls and procedures over financial reporting that are designed to provide reasonable assurance: (1) records are maintained in reasonable detail and accurately and fairly reflect the transactions and dispositions of our assets; (2) transactions are recorded as necessary for the preparation of our financial statements in accordance with GAAP; (3) receipts and expenditures are made only in accordance with authorizations of our management and directors; and (4) unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

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

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective for their intended purposes described above as of December 31, 2020, as a result of material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the years ended December 31, 2020, and 2019.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers and their ages as of March 15, 2022.

Name	Age	Position
James L. Grainer	67	Chairman of the Board & Chief Financial Officer
Christopher J. Reinhard	68	Chief Executive Officer & Director
Ronald J. Shebuski	69	Chief Scientific Officer
Kaushik K. Vyas	66	Director

James L. Grainer has served as the Chairman of our Board of Directors since May 2020. Mr. Grainer currently serves as the Chief Financial Officer of Nostrum and its various subsidiaries including Nostrum Laboratories Inc. He has been Chief Financial Officer of Nostrum since 2015. Prior to joining Nostrum, Mr. Grainer served as the Chief Financial Officer of Chatterjee Asset Management (2007-2015), President and Chief Financial Officer of Greenshift Corporation (2004-2007), Managing Director at Zanett Securities (2001-2004) and Managing Director of Prudential Securities (1993-2001).

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

Kaushik K. Vyas joined our Board of Directors in May 2020. He currently serves as the Chief Executive Officer of Nostrum Energy, LLC a majority owned subsidiary of Nostrum and is a member of the Board of Directors of Nostrum Laboratories Inc. Mr. Vyas has served as the Chief Executive Officer of Nostrum Energy LLC since 2012. From 1995 to 2012 Mr. Vyas was employed by Science Applications International Corporation (NYSE: SAIC), a government services and information technology company, in a variety of positions culminating in Corporate VP.

Role of the Board of Directors

Our Board of Directors oversees the CEO and other senior management in the competent and ethical operation of our business on a day-to-day basis and assures that the long-term interests of our stockholders are being served.

Our Board of Directors is currently comprised of three members. Our key governance documents, including our Corporate Governance Guidelines, are available at www.genebiotherpautics.com. The Board had one meeting in 2020.

Board Leadership Structure

Our Board leadership structure currently separates the role of the Chairman and the Chief Executive Officer. Mr. Reinhard had served as our Chairman of the Board since our initial founding. Following the investment by Nostrum in May 2020, we revised our Board leadership structure to appoint Mr. Grainer as our Chief Financial Officer, and as a long-time employee of Nostrum Pharmaceuticals Inc, he was appointed as our Chairman of the Board.

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

Board Committees

Our Board of Directors has a separately designated standing Audit Committee, Remuneration Committee and Nomination Committee. The Board of Directors had one meeting in 2020. We maintained our board committees consistent with the corporate governance and director independence standards required by Nasdaq throughout the periods covered by this report. Following the Nostrum transaction in May 2020, a number of our directors resigned, and we appointed two new directors. On July 28, 2021, Murray H. Hutchison, aged 82, retired as a member of the Company’s Board of Directors after 16 years of continuous service as a Board member, reducing the Board size to three members. As of the date of this report, our full board of directors is acting in the capacity of each of the various committees. Because our current board and committees do not meet the independence standards required by the Nasdaq corporate governance standards or Rule 10(a)-3 under the Securities Act, which applies to reporting companies listed on a national securities exchange. The following table sets forth the composition of each committee:

Audit Committee	Compensation Committee	Nominating Committee

James L. Grainer (Chair)	James L. Grainer (Chair)	James L. Grainer (Chair)
Christopher J. Reinhard	Christopher J. Reinhard	Christopher J. Reinhard
Kaushik K. Vyas	Kaushik K. Vyas	Kaushik K. Vyas

Audit Committee. Our Audit Committee consists of three members. Our Board of Directors has determined that each member of the Audit Committee meets the definition of “independent director” for purposes of serving on an audit committee under applicable SEC and Nasdaq rules. Each member of the Audit Committee is financially literate, and in addition, our Board of Directors has determined that James L. Grainer qualifies as an “audit committee financial expert,” as defined in applicable SEC regulations. Our Audit Committee is authorized to:

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

The Audit Committee had no meetings in 2020.

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

The Compensation Committee had no meetings 20 2020.

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

The Nominating Committee had no meetings in 2020.

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

Attendance at Annual Meetings

In recognition that it may not be possible or practicable, in light of other business commitments of the Company’s directors, to attend the Company’s annual meetings of stockholders, the members of the Board of Directors are invited, but not required, to attend each of the Company’s annual meeting of stockholders. We did not hold an annual meeting of stockholders in 2020.

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

Report of the Audit Committee

As of the date of this report, the Audit Committee consisted of three members: James L. Grainer, who serves as the Chair of the Committee, Christopher Reinhard, and Kaushik K. Vyas.

The Audit Committee oversees the financial reporting process on behalf of the Board of Directors. The Audit Committee has the duties and powers described in its written charter adopted by the Board. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the work performed by the Company’s independent registered public accounting firm, Ram Associates. In fulfilling its oversight responsibility, the Audit Committee carefully reviews the policies and procedures for the engagement of the independent registered public accounting firm, including the scope of the audit, audit fees, auditor independence matters, performance of the independent auditors, and the extent to which the independent registered public accounting firm may be retained to perform non-audit services.

The Audit Committee has reviewed and discussed the audited financial statements for the years ended December 31, 2020, and 2019 with Gene Biotherapeutics’ management and RAM Associates. The Audit Committee has also discussed with RAM Associates the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee also has received and reviewed the written disclosures and the letter from Marcum LLP required by applicable requirements of the PCAOB regarding Marcum LLP’s communications with the Audit Committee concerning independence and has discussed with Marcum LLP its independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the financial statements referred to above be included in The Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for filing with the SEC.

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

Submitted by the members of the Audit Committee:

James L. Grainer, Chairman

Christopher J. Reinhard

Kaushik K. Vyas

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the compensation earned by, or paid or awarded to, each person who served as our chief executive officer or chief financial officer during the years ended December 31, 2020, and 2019. Due to financial constraints, Christopher J. Reinhard served as our sole executive officer during that period.

Summary Compensation Table 2020 and 2019

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher J. Reinhard	2020	240,000	—	—	—	—	—	—	240,000
Chief Executive Officer	2019	239,000	—	—	—	—	—	—	239,000
	2018	235,000	—	—	—	—	—	—	235,000

Narrative Disclosure to 2020 Summary Compensation Table

Due to financial hardship, we did not currently pay our named executive officer any compensation, cash, or equity, for his services as director during the fiscal years ended December 31, 2020 and 2019. We have accrued unpaid salaried compensation for Mr. Reinhard during the period. Mr. Reinhard has agreed to defer any right to payment of the deferred compensation in accordance with the terms described above under “Management Discussion and Analysis of Financial Condition and Results of Operations.” We do not currently have an employment agreement in place with Mr. Reinhard or any other executive officer or employee of the Company.

Outstanding Equity Awards at Fiscal Year-End 2020

The following table provides certain information about unexercised option awards and unvested restricted stock awards held by our named executive officers as of December 31, 2020.

	Warrants					Stock Awards
Name	Number of Securities Underlying Unexercised Warrants – (#) Exercisable	Number of Securities Underlying Unexercised Warrants – (#) Un- Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Warrant Exercise Price ($)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(#)
Christopher J. Reinhard	2,438,000	—	—	$0.80	02/28/2024	—	—	—	—
	1,333,333	—	—	$0.60	03/23/2025	—	—	—	—

During the years ended December 31, 2020, 2019 and 2018 there were no option exercises or vesting of stock option awards to our named executive officers.

DIRECTOR COMPENSATION

Due to financial hardship, we did not pay our non-employee directors any compensation, cash, or equity, for their services as directors during the fiscal years ended December 31, 2020 and 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the beneficial ownership of our Common Stock as of March 15, 2022 by (a) each person known to us who beneficially owns more than 5% of the outstanding shares of our Common Stock, (b) each of our directors, (c) each named executive officer listed above in the Summary Compensation Table 2020, 2019 and 2018, and (d) all of our current directors and executive officers as a group. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse. Except as otherwise indicated, the business address for each beneficial owner is 11230 Sorrento Valley Road, Suite 220, San Diego, California 92121.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included shares that the person has the right to acquire within 60 days of March 15, 2022, including through the vesting of deferred share awards, exercise of any option, warrant or other right or the conversion of any other security. These shares, however, are not included in the computation of the percentage ownership of any other person.

As of March 15, 2022, we had 64,931,888 shares of Common Stock outstanding. We also had a significant number of derivative securities outstanding, including the Company’s Series A and B Convertible Preferred Stocks The Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock restricts Nostrum from converting any Series A Preferred Stock if Nostrum would beneficially own a number of shares of Common Stock in excess of 9.99% of the shares of Common Stock then issued and outstanding. As a result of its ownership of the Series B Convertible Preferred Stock, Nostrum is currently limited in its entirety from converting any shares of Series A Convertible Preferred Stock into the Company’s Common Stock. The Series A Convertible Preferred Stock has no voting rights on general corporate matters, provided that the Series A Convertible Preferred Stock contain customary protective provisions. Accordingly, the percentage ownership of Common Stock in the table below will not aggregate to 100% and may not provide a meaningful indication of relative ownership.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Common Stock Outstanding
Directors and Executive Officers
Christopher J. Reinhard	3,911,929	[1]	1.6%
James L. Grainer	—		—%
Kaushik K. Vyas	—		—%
All directors and executive officers as a group (6 persons)	3,911,929	[1]	1.6%

5% Stockholders
Nostrum Pharmaceuticals, LLC	183,281,416	[2]	73.8%
Jiay			%
			%
			%

[1]	Includes 3,771,333 shares underlying warrants exercisable within 60 days of March 15, 2022.

[2]	Includes 183,281,416 shares of Common Stock issuable upon the conversion of shares of Series B Convertible Preferred Stock. During the 2021 calendar year, Nostrum made additional capital contributions to the Company totaling $371,080, which are convertible into 32,838,938 shares of Common Stock which are included. This amount excludes 220 shares Series A Convertible Preferred Stock, owned by Nostrum Pharmaceuticals, LLC which, under certain conditions, are convertible into 19,469,026 shares of Common Stock. As outlined above, conversions of the Series A Convertible Preferred Stock into Common Stock are currently subject to a conversion blocker that restricts conversion to the extent that the holder would beneficially own more than 9.99% of the Common Stock outstanding. Nostrum’s address is 1370 Hamilton Street, Somerset New Jersey, 08873. Nirmal Mulye, Ph.D., through his direct and indirect ownership of Nostrum Investments, Inc., the parent company of Nostrum exercises sole voting and investment power over all shares held by Nostrum.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Since the period beginning January 1, 2017, in addition to the transactions described under “Executive Officer Compensation” and “Director Compensation” above, we entered the following related party transactions:

●	Our Chief Executive Officer, Christopher Reinhard, a co-founder of a predecessor company, and founder of Gene Biotherapeutics has historically provided his own personal interest-free loans to support the Company’s on-going operations. The outstanding balance due and payable to Mr. Reinhard as of December 31, 2020 and 2019: $520,900 and $725,425 respectively. These advances were used by the Company to fund expenses incurred in the ordinary course of business. These advances are non-interest bearing with no fixed terms of repayment. During the years ended December 31, 2020, and 2019 Company repaid $204,525 and $99,762, respectively. Effective May 22, 2020, the Company was repaying the advances from Mr. Reinhard in equal monthly installments of $20,000. Due to the Company’s financial hardship, this monthly payment to Mr. Reinhard was discontinued in June 2021.

●	Mr. Reinhard’s total accrued, but unpaid salary, as of December 31, 2020 was $1,218,700.

●	On April 10, 2020, we entered into the Ratification Agreement with Shanxi. Mr. Jiayue Zhang was the Chairman of our Board of Directors at the time of these transactions and is the Chairman and a substantial stockholder of Shanxi. In connection with the Ratification Agreement, we terminated all prior agreements with Shanxi and entered a mutual release of claims.

●	On April 10, 2020, our Angionetics, Inc. subsidiary entered into the Shanxi License Agreement with Shanxi. Mr. Jiayue Zhang was the Chairman of our Board of Directors at the time of these transactions and is the Chairman and a substantial stockholder of Shanxi. In connection with the Shanxi License Agreement we applied a $600,000 subscription to payment of a license fee granted Shanxi (a) a non-exclusive right to manufacture Generx products in China, and (b) an exclusive right to market and sell Generx products in Singapore, Macau, Hong Kong, Taiwan, any other municipality other than mainland China where Chinese (Mandarin or Cantonese) is the common language, the Russian Federation and the CIS (i.e., Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, and Uzbekistan). The Shanxi License Agreement provides for a royalty ranging from 5% up to 10% based on the level of annual net sales of the Generx product sold by Shanxi in the licensed territory.

●	On April 10, 2020, our Activation Therapeutics, Inc. subsidiary entered into the Shanxi Assignment Agreement with Shanxi. Mr. Jiayue Zhang was the Chairman of our Board of Directors at the time of these transactions and is the Chairman and a substantial stockholder of Shanxi. Under the terms of the Shanxi Assignment Agreement, we transferred all our license rights to manufacture, use, market and sell Excellagen to Shanxi. We also assigned to Shanxi a Chinese patent that we received on Excellagen.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table shows the fees billed by, our independent registered public accounting firms, for each of the last two fiscal years ended December 31:

	2020	2019
Audit Fees[1]	$40,000	221,605
Audit Related Fees[2]	24,000
Tax Fees[3]	-	12,000
All Other Fees[4]	-
Total	$64,000	$233,605

[1]	Audit fees related to professional services rendered in connection with the audit of Gene Biotherapeutics’ annual financial statements, quarterly review of financial statements and audit services provided in connection with other statutory and regulatory filings. The audit fees related to the audit of the years ended December 31, 2017, 2018 and 2019 were billed during the year ended December 31, 2020, representing the period the work was performed.

[2]	Audit related fees relate to professional services that are reasonably related to the performance of the audit or review of Gene Biotherapeutics’ financial statements.

[3]	Tax fees relate to professional services rendered in connection with tax compliance and preparation related to tax returns and tax audits, as well as for tax consulting and planning services.

[4]	All other fees relate to professional services not included in the categories above, including services related to other regulatory reporting requirements.

Pre-Approval Policies and Procedures

Our Audit Committee has approved certain pre-approval policies and procedures mandates that the Audit Committee must approve in advance of all auditing services and all permissible non-audit services to be provided by our independent registered public accounting firm. Pre-approval is not required for permissible non-audit services if (a) the aggregate amount of all such non-audit services provided to the Company is not more than 5% of the total amount of fees paid by the Company to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided; (b) such services were not recognized by the Company at the time of engagement to be non-audit services; and (c) such services are promptly brought to the attention of the Audit Committee and approved before completion of the audit by the Audit Committee or by one or more members of the Audit Committee to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant the pre-approvals of audit and permissible non-audit services described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 8 of this report:

●	Consolidated Balance Sheets as of December 31, 2020, and 2019;

●	Consolidated Statements of Operations for the years ended December 31, 2020, and 2019;

●	Consolidated Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2020, and 2019;

●	Consolidated Statements of Cash Flows for the years ended December 31, 2020, and 2019; and

●	Notes to Consolidated Financial Statements.

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

Date: March 30, 2022

GENE BIOTHERAPEUTICS INC.

By:	/S/ CHRISTOPHER J. REINHARD
Christopher J. Reinhard, Chief Executive Officer

-83-