Form 10-K/A
period 2020-12-31
Gene Biotherapeutics, Inc.
filed 2022-04-14
CIK 772320

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

Explanatory Note to 10-K/A

This Amendment No. 1 on Form 10-K/A (“Amendment”) is being filed to reflect that the Company’s predecessor auditor did not reissue its audit report for the financial statements for the year ended December 31, 2019, and the Company did not include the audit report in the Annual Report on Form 10-K filed with the Commission on March 30, 2022 (the “10-K”).  The audit report issued by the auditor for the financial statements for the year ended December 31, 2020 has been revised, a note has been added to the header of the financial statements, and an additional Note 12 has been added to the footnotes of the financial statements.  Otherwise, all other information in this Amendment is the same as the original 10-K.  The Company plans to file a further amendment to the 10-K to include an audit report for the financial statements for the year ended December 31, 2019.

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

The financial statements of the Company as of December 31, 2019, before the adjustments described in Note 12, were audited by other auditors whose report dated April 23, 2021, on those statements included an explanatory paragraph that described substantial doubt about the Company’s ability to continue as a going concern discussed in Note 1 to the financial statements. The financial statements for the year ended December 31, 2019 included in  this report were not approved for issuance by the predecessor auditor.

We also audited the adjustments described in Note 12 that were applied to restate the 2019 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

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

/s/ Ram Associates

RAM ASSOCIATES

We have served as the Company’s auditor since 2021
(PCAOB ID NO: 5814)

Hamilton, NJ

March 30, 2022

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(The financial statements for the year ended December 31, 2019 included in this report were not approved for issuance by the predecessor auditor)

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

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(The financial statements for the year ended December 31, 2019 included in this report were not approved for issuance by the predecessor auditor)

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

GENE BIOTHERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

YEARS ENDED DECEMBER 31, 2020 AND 2019

(The financial statements for the year ended December 31, 2019 included in  this report were not approved for issuance by the predecessor auditor)

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

The accompanying notes are an integral part of these consolidated financial statements

GENE BIOTHERAPEUTICS INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(The financial statements for the year ended December 31, 2019 included in this report were not approved for issuance by the predecessor auditor)

	Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net Income (loss)	$(651,550)	$779,128
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,817	58,175
Deferred rent amortization	5,112	(10,265)
Gain on forgiveness of accounts payable	(68,032)	(1,659,917)
Gain on sale of assets and technology	(600,000)
Changes in operating assets and liabilities
Prepaid expenses and other assets	7,784	(25,971)
Deposits		12,541
Other long term assets	(7074)
Accounts payable	(153,521)	769,092
Accrued liabilities	332,459	(59,945)
Net cash from (used in) operating activities	(1,133,005)	(137,162)
Cash Flows from Investing Activities
Purchase of fixed assets	(3433)	-
Net cash provided from investing activities	(3433)	-
Cash Flows from Financing Activities
Proceeds (Payments) from officer’s loan	(204,525)	(99,762)
Proceeds on issuance of notes payable	193,481	155,209
Proceeds from preferred stock issuable	1700,000	-
Cost on issuance of preferred shares	(166,891)	-
Net cash provided by financing activities	1,522,065	55,447
Net increase (decrease) in cash and cash equivalent	385,627	(81,715)
Cash and cash equivalents at beginning of year	400	82,115
Cash and cash equivalents at end of year	$386,027	$400
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,419	$8,716
Cash paid for income taxes	$—	$—
Supplemental noncash investing activities:
Transfer of assets and technology in exchange for cancellation of Pending issuance of common stock	$600,000	$-

GENE BIOTHERAPEUTICS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(The financial statements for the year ended December 31, 2019 included in  this report were not approved for issuance by the predecessor auditor)

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

Note 12 - Revision of Prior Year Financial Statements

The Company identified certain errors in the Statement of Cash Flows in the financial statements for the year ended December 31, 2019, which has been revised in the current report.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company determined that the previously issued financial statements should be revised to reflect the correction of these errors.

The following table summarizes the effects of the revisions on the specific items presented in the Company’s historical consolidated financial statements previously included in the Company’s Annual Report for the year ended December 31, 2019

	As Previously Reported	As Revised
Statements of Cash Flows
Net income	$779,128	$779,128
Depreciation	58,175	58,175
Deferred rent amortization	(10,265)	(10,265)
Gain on forgiveness of accounts payable	(1,659,917)	(1,659,917)
Prepaid expenses and other assets	(25,971)	(25,971)
Deposits	12,541	12,541
Accounts payable	77,511	769,092
Accrued liabilities	(631,636)	(59,945
Net Cash Used in Operating Activities	(137,162)	(137,162)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

On August 8, 2021, Marcum reported that they had read the statements made by Gene Biotherapeutics, Inc. under Item 4.01 of its Form 8- K, dated August 6, 2021, and that they agree with the statements concerning our Firm in such Form 8-K; we are not in a position to agree or disagree with other statements of Gene Biotherapeutics.

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

Date: April 13, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Gene Biotherapeutics, Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHRISTOPHER J. REINHARD	Chief Executive Officer (Principal Executive	April 13, 2022
Christopher J. Reinhard	Officer) and Director

/S/ James L. Grainer	Chief Financial Officer (Principal Accounting	April 13, 2022
James L. Grainer	Officer) and Chairman of the Board of Directors

/S/ Kaushik K. Vyas	Director	April 13, 2022
Kaushik K. Vyas

-83-